Form 10QSB
period 1996-06-30
NEURO NAVIGATIONAL CORP
filed 1996-08-08
CIK 896726

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996
                                 OR
[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

                    Commission File Number 0-25136

                    NEURO NAVIGATIONAL CORPORATION
    (Name of Small Business Issuer as specified in its charter)

 Delaware                           33-0464753
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

              3180 Pullman Street, Costa Mesa, California 92626
             (Address of principal executive offices) (Zip Code)

                  Issuer's telephone number  (714) 557-9111

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days:  YES [X]      NO [   ]

There were 9,933,733 shares of the issuer's Common Stock outstanding as of July 17, 1996.

                 PART I - FINANCIAL INFORMATION

                   Item 1. Financial Statements

                   NEURO NAVIGATIONAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS

                                        June 30,    December 31,
                                          1996         1995
                                      (Unaudited)
                                      ___________   ____________
ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS               $23,108      $280,115
   ACCOUNTS  RECEIVABLE-NET                511,577       390,728
   INVENTORY                             1,417,991     1,270,311
   PREPAID EXPENSES                         34,159        66,451
                                        __________    __________
  TOTAL CURRENT ASSETS                   1,986,835     2,007,605

FURNITURE & EQUIPMENT (NET)                183,665       229,139
DEPOSITS                                    98,398        90,248
                                        __________    __________
  TOTAL ASSETS                          $2,268,898    $2,326,992
                                        ==========    ==========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   OBLIGATION UNDER CAPITAL LEASE,
   CURRENT PORTION                         $1,905        $1,759
   NOTES PAYABLE - BALLARD MEDICAL      1,635,000
   ACCOUNTS PAYABLE & ACCRUED EXPENSES    383,302       594,149
                                        _________       _______
         TOTAL CURRENT LIABILITIES      2,020,207       595,908
   OBLIGATION UNDER CAPITAL LEASE,
         NET OF CURRENT PORTION             5,100         6,090
                                        _________     _________
               TOTAL LIABILITIES        2,025,307       601,998
                                        _________     _________
CONVERTIBLE REDEEMABLE PREFERRED STOCK,
   $0.01 PAR VALUE, $10 PER SHARE
   LIQUIDATION VALUE, 1,000,000 SHARES
   AUTHORIZED, 200,000 SHARES ISSUED
   AND OUTSTANDING                      1,867,795     1,867,795
                                        _________     _________
                                        1,867,795     1,867,795
                                        _________     _________
STOCKHOLDERS' DEFICIT:
   COMMON STOCK, $ 0.001 PAR VALUE,
     40,000,000 SHARES AUTHORIZED,
     9,933,733 OUTSTANDING                  9,934        9,934
   ADDITIONAL PAID IN CAPITAL          13,847,536   13,848,284
   ACCUMULATED DEFICIT                (15,481,674) (14,001,019)
                                      ___________  ____________
     TOTAL STOCKHOLDERS' DEFICIT      (1,624,204)     (142,801)
                                      ___________  ____________
TOTAL LIABILITIES, REDEEMABLE STOCK
    AND STOCKHOLDERS' DEFICIT          $2,268,898    $2,326,992
                                      ===========    ==========

The accompanying notes are an integral part of the financial statements
                                2 of 27

                         NEURO NAVIGATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                               THREE MONTHS            SIX MONTHS
                                   ENDED                   ENDED
                                  JUNE 30                 JUNE 30,
                              1996       1995        1996        1995
                           _________   ________   __________   __________
SALES                       $557,613   $526,653   $1,306,924   $1,005,267
COST OF GOODS SOLD           341,935    450,956      890,416      830,575
                             _______    _______    _________    _________
                             215,678     75,697      416,508      174,692
                             _______    _______    _________    _________
OPERATING EXPENSES:
   RESEARCH AND DEVELOPMENT  223,451    363,816      523,374      784,369
   SALES AND MARKETING       457,357    351,873      885,090      685,840
   GENERAL AND ADMIN         197,023    284,212      444,852      530,122
                             _______    _______    _________    _________
                             877,831    999,901    1,853,316    2,000,331
                             _______    _______    _________    _________
OTHER  (INCOME) EXPENSE:
   INTEREST INCOME, NET       35,028     (3,049)      41,448      (15,972)
   OTHER                      (1,201)     2,336       (1,201)     (26,799)
                              ______     _______     ________     ________
                              33,827       (713)      40,247      (42,771)
                              ______     _______     ________     ________
LOSS BEFORE PROVISION
   FOR INCOME TAXES         (695,980)  (923,491)  (1,477,055)  (1,782,868)
PROVISION FOR STATE
   INCOME TAXES                  600          0        3,600        3,350
                           __________ __________  ___________ ____________
NET LOSS                   ($696,580) ($923,491)  $1,480,655) ($1,786,218)
                           ========== ==========  =========== ============
NET LOSS PER COMMON SHARE     ($0.07)    ($0.09)      ($0.15)      ($0.18)
                              =======    =======      =======      =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING             9,933,733  9,933,733    9,933,733    9,933,733

 The accompanying notes are an integral part of the financial statements.
                                     3 of 27

                           NEURO NAVIGATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                              1996              1995
                                           ____________     ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS FOR THE PERIOD               ($1,480,655)      ($1,786,218)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH USED BY OPERATING ACTIVITIES:

 DEPRECIATION AND AMORTIZATION                   45,474           47,241
 INCREASE IN ACCOUNTS RECEIVABLE               (120,849)         (35,330)
 INCREASE IN INVENTORY                         (147,680)         (36,050)
 DECREASE IN PREPAID EXPENSES                    32,292           32,279
 INCREASE (DECREASE) IN ACCOUNTS
      PAYABLE AND ACCRUED EXPENSES             (210,847)         346,007
                                             ___________      __________
                                               (401,610)         354,147
                                             ___________      ___________
 NET CASH USED BY  OPERATING ACTIVITIES      (1,882,265)      (1,432,071)
                                             ___________      ___________
CASH USED BY INVESTING ACTIVITIES:
 INCREASE IN DEPOSITS                            (8,150)
                                             ___________      ___________
 NET CASH USED BY INVESTING ACTIVITIES           (8,150)               0
                                             ___________      ___________

CASH PROVIDED BY FINANCING ACTIVITIES:
 DEFERRED ISSUANCE COSTS                           (748)         (29,607)
 PROCEEDS FROM NOTES PAYABLE                  1,635,000
 PAYMENTS & CURRENT MATURITIES OF
     NOTES PAYABLE                                 (844)            (719)
                                              _________          ________
 NET CASH (USED) PROVIDED BY
     FINANCING ACTIVITIES                     1,633,408          (30,326)
                                              _________          ________

 NET DECREASE IN CASH AND
  CASH EQUIVALENTS                            (257,007)       (1,462,397)

 CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                       280,115         1,658,114
                                              ________         _________
 CASH AND CASH EQUIVALENTS,
     END OF PERIOD                             $23,108          $195,717
                                              ========          ========

 The accompanying notes are an integral part of the financial statements

                                      4 of 27

                    NEURO NAVIGATIONAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Period Ending June 30, 1996
                              (Unaudited)

1. Summary of Significant Accounting Policies:

Basis Of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Endovascular, Inc., a California corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Although unaudited, the interim consolidated financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The year-end balance sheet information was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2. Inventory:

Inventories are stated at the lower of cost (first-in, first-out) or market and consists of the following:

                        (Unaudited)
                         June 30,          December 31,
                           1996               1995
                        __________        ____________

Raw materials            $580,405            $507,045
Work in process            65,601             144,218
Finished goods            771,985             619,048
                        __________        ___________
                        $1,417,991         $1,270,311
                        ==========        ===========

                                      5 of 27

               NEURO NAVIGATIONAL CORPORATION

               For the Period Ending June 30, 1996
                          (Unaudited)

3. Property And Equipment:

Property and equipment consist of the following:

                                   (Unaudited)
                                     June 30,           December 31,
                                      1996                  1995
                                   _________            ___________

Office furniture                    $216,867              $216,867
Equipment                            243,199               243,199
Leasehold improvements                93,452                93,452
                                   _________              _________
                                     553,518               553,518
                                   _________              _________
  Less, Accumulated depreciation
          and amortization          (369,853)              (324,379)
                                   __________             _________
                                     $183,665              $229,139
                                   ==========             =========
4. Notes Payable:

 Notes payable consist of the following:

                                                  (Unaudited)
                                                    June 30,
                                                      1996
                                                   __________
Notes payable to Ballard Medical
   Products, collateralized by
   substantially all assets of the
   Company, bearing interest at 10%,
   due January 19, 1997                            $1,635,000
                                                   ===========

                                      6 of 27

                      NEURO NAVIGATIONAL CORPORATION

                For the Period Ending June 30, 1996
                               (Unaudited)

5. Net Loss Per Share:

Net loss per share is based on the reported net loss divided by the weighted average number of outstanding shares. Outstanding warrants and or options have not been included in this calculation as their effect would be anti-dilutive.

6. Investment by Ballard Medical Products:

On November 13, 1995, the Company issued and sold to Ballard Medical Products, a Utah corporation ("BMP") 200,000 shares of Series A Preferred Stock ("Preferred Stock") which upon conversion represents 19.5% of the Company's capital stock for US$2 million pursuant to a Stock Purchase and Option Agreement dated July 17, 1995 (the "BMP Agreement"). Under the BMP agreement, BMP paid to the Company US$500,000 as nonrefundable consideration for an option ("BMP Option") to acquire all of the assets of the Company during the 24 month period following the closing of the sale of the Preferred Stock. If BMP exercises the BMP Option within the first twelve months after such
closing, the asset purchase price will be US$9,500,000.   If the BMP Option
is exercised at any time during the remainder of the option term, the asset purchase price will be equal to the product of two (2) multiplied by the net sales of the Company for the twelve (12) full calendar months immediately preceding the date of exercise. BMP will receive credit for option consideration already paid, any liabilities assumed by BMP and loans made to the Company by BMP and the balance of any liquid assets retained by the Company at closing. If the BMP Option is exercised and the assets are purchased, the Stock issued to BMP will be redeemed in cash by the Company at a redemption price equal to 19.5% of the Company's cash and cash equivalents on hand after the close of the asset sale less any retained liabilities. BMP has also agreed to provide a line of credit up to $500,000 commencing eight months after the closing of the sale of Preferred Stock to finance operating expenses.

Under the BMP Agreement two nominees of BMP serve on the Company's Board of Directors, and the Company's conduct of its business will be subject to certain restrictions, during the option term. The Company will indemnify BMP against certain losses in connection with the transaction and 10% of the asset purchase price will be escrowed to secure the Company's indemnification obligation.

                               7 of 27

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

The Company's quarterly operating results have been and will continue to be affected by a wide variety of factors that could materially and adversely affect revenues and profitability. These include factors relating to competition, such as competitive pricing pressure and the potential introduction of new products by competitors; manufacturing factors, including constraints in the Company's manufacturing and assembly operations and shortages or increases in the prices of raw materials and components; sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, the loss of a significant distributor or sales representative, product returns and exchanges; new product development and introduction problems, such as increased research, development, marketing and clinical trial expenses associated with new product introductions, and delays in the introduction of new products and technologies; as well as other factors, including levels of expenses relative to revenue levels, personnel changes, expenses that may be incurred in litigation, and fluctuations in foreign currency exchange rates. The Company has experienced and expects to continue to experience significant fluctuations in operating results, and there can be no assurance that the Company will achieve profitability in the future.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. In addition the Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995 that provide a "safe harbor" for forward looking statements made by or on behalf of the Company. Except for the historical information contained herein, the matters discussed herein are forward looking statements, the accuracy of which is necessarily subject to risk and uncertainties. Specifically, the Company wishes to alert readers that the aforementioned factors as well as the factors set forth under "Risk Factors' contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, in the past have affected and in the future could affect the Company's actual results, and could cause the Company's results for future periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.
                               8 of 27

Net Sales

Net Sales increased to $557,613 for the three months ended June 30, 1996 as compared to $526,653 for the three months ended June 30, 1995, an increase of 6%. Net Sales for the six months ended June 30, 1996 increased to $1,306,924 as compared to $1,005,267 for the six months ended June 30, 1995, an increase of 30%. For the quarter and year to date, the growth in sales is attributable to an increase in sales support staff and increasing market acceptance of the Company's products for neuro surgery applications.

Gross Profit

Gross Profit increased to $215,678 for the three months ended June 30, 1996 as compared to a gross margin of $75,697 for the three months ended June 30, 1995, an increase of 185%. Gross Profit for the six months ended June 30, 1996 increased to $416,508 as compared to a gross margin of $174,692 for the six months ended June 30, 1995, an increase of 138%. This increase in both the quarter and year gross profit to date was due to increased yields in manufacturing and the absorption of manufacturing overhead and fixed costs as a result of increased sales volume.

The Company expects that to the extent that sales volume increases and if there are no unexpected increases in variable costs, the fixed costs as a percentage of cost of goods sold may continue to decrease, which, if achieved, would result in further increases in gross margins.

While the Company currently believes it is unlikely that variable costs will increase unexpectedly in the foreseeable future, there can be no assurance that such unexpected increase will not occur, and such an unexpected increase could prevent or delay the Company's achievement of further increases in gross margins.

Research and Development

Research and Development expenses represent the Company's investment in the advancement of less invasive technology in the fields of neuro and vascular surgery. These expenses decreased to $223,451 for the three months ended June 30, 1996 from $363,816 for the three months ended June 30, 1995 or a decrease of $140,365. Research and Development expenses for the six months ended June 30, 1996 were $523,374 as compared to $784,369 for the six months ended June 30, 1995 or a decrease of $260,995. This decrease was due to a reduction in personnel and related benefit costs and decreases in expenses related to the Company's vascular products, including clinical and regulatory submissions.
                               9 of 27

Sales and Marketing Expenses

Sales and Marketing expenses were $457,357 for the three months ended
June 30, 1996 as compared to $351,873 for the three months ended
June 30, 1995, an increase of $105,484. Sales and Marketing expenses increased to $885,090 for the six months ended June 30, 1996 as compared to $685,840 for the six months ended June 30, 1995, an increase of $199,250. This increase was a result of increased selling costs associated with the increase in revenues, increased efforts in the promotion and marketing of its products, attendance at and hosting of clinical education seminars, and participation in trade shows.

General and Administrative Expenses

General and administrative expenses were $197,023 for the three months ended June 30, 1996 as compared to $284,212 for the three months ended
June 30, 1995 a decrease of $87,189. General and administrative expenses were $444,852 for the six months ended June 30, 1996 as compared to $530,122 for the six months ended June 30, 1995 a decrease of $85,270. The decrease for the six months and quarter was due primarily to lower insurance premiums for product liability coverage and Directors and Officers liability insurance.

Net Loss

Net Loss for the three months ended June 30, 1996 was $696,580 as compared to $923,491 for the three months ended June 30, 1995 an decrease of $226,911.
The Net Loss for the six months ended June 30, 1996 was $1,480,655 as compared to $1,786,218 for the six months ended June 30, 1995 a decrease of $306,563. The decrease for the six months and quarter is attributable to increased sales and gross margins combined with an overall reduction in operating expenses.

Liquidity and Capital Resources

The Company has a working capital deficit of ($33,372) at June 30, 1996 as compared to working capital of $1,411,697 at December 31, 1995, or a decrease of $1,445,069. The Company expects to incur substantial additional operating losses as a result of expenditures related to the marketing and sales support functions, research and product development activities, completion and initiation of clinical trials for current and future products and establishment of increased manufacturing capacity. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond the Company's control, such as the results of clinical trials, the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of the Company's research and development programs, and market acceptance of the Company's products.

                               10 of 27

The Company's cash resources are minimal and through the period ending
July 17, 1996 the Company has borrowed $1,735,000 from BMP to fund operations. The BMP Agreement provided for a line of credit up to $500,000 to finance operating expenses. The Company began borrowings against this credit facility in January 1996 and as of July 17, 1996 the Company has borrowed $1,235,000 in addition to the line of credit for a total of $1,735,000. There is no guarantee that BMP will continue funding operations of the Company.

The Company currently has no commitments for any other credit facilities such as revolving loans or lines of credit that could provide additional working
capital.   Given the current sales volume and applications of cash, the
Company expects that further capital additions will be necessary to sustain growth until the Company becomes cash positive. In this respect, the Company is considering a number of alternatives, including additional equity financings, corporate partnerships and a separate financing of its vascular subsidiary. There can be no assurance that any such transactions will be available at terms acceptable to the Company or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations.

                               11 of 27

PART II - OTHER INFORMATION

Items 1,2,3, and 4 are not applicable and have been omitted.

Item 5. Other Information

As described in Note 6 to the Notes to Consolidated Financial Statements set forth above, on November 13, 1995, Ballard Medical Products, a Utah corporation ("BMP"), obtained the option to acquire all of the Company's assets during the 24-month period commencing November 13, 1995. The option was approved by the Company's stockholders at a special meeting on November 13, 1995. BMP has indicated an interest in exercising the option and selling the acquired assets (collectively a "Transaction") and with the assistance of the Company, retained a financial advisor to assist in arranging a Transaction. In an effort to encourage a group of 27 key employees of the Company (including the Company's executive officers) to remain with the Company until consummation of a Transaction, and perhaps for a limited time thereafter, BMP and the Company entered into an Agreement effective May 7, 1996 (the "May Agreement") for the benefit of such employees which provides for BMP's allocation to such employees of a portion of the excess, if any, of BMP's aggregated proceeds from the Transaction over the option exercise price, certain fees and expenses and certain other adjustments. The aggregate amount paid by BMP to the employees is determined by reference to such net proceeds to BMP, and the allocation of such net proceeds among the employees is based on percentages specified in the May Agreement, which were determined by reference to factors such as options held, seniority and term of employment with the Company.

Item 6. Exhibits and Reports on Form 8-K

 a. Exhibits

    10.   Agreement effective May 7, 1996 between the
          Company and Ballard Medical Products.

 b. No reports on Form 8-K were filed by the Company during the period covered by this report.

                               12 of 27

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Neuro Navigational Corporation


 Dated: July 26, 1996           By: /s/ WILLIAM J. WORTHEN
                                   _____________________________
                                   William J. Worthen, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


 Dated: July 26, 1996           By: /s/ BRETT L. SCOTT
                                   _______________________________
                                   Brett L. Scott, Chief Financial
                                   Officer and Secretary (Principal
                                   Financial & Accounting Officer)

                               13 of 27

                      AGREEMENT


 AGREEMENT made in duplicate, effective May 7, 1996, by and between BALLARD MEDICAL PRODUCTS, a Utah corporation ("Ballard") and NEURO NAVIGATIONAL CORPORATION, a Delaware corporation (the
"Company").

 RECITALS:

  A. Effective July 17, 1995, the parties entered into a Stock Purchase and Option Agreement (the "Option Agreement").

  B. Ballard purchased the Option (as defined in the Option
Agreement) pursuant to the Option Agreement on or about November
14, 1995.

  C. Ballard is now desirous of selling the Option, and the parties desire to enter into certain agreements related thereto.
It is possible that the transaction may, alternatively, be structured as a sale of the Company or its assets.

  D. On or about May 7, 1996, Ballard and the Company entered into an engagement letter with Vector Securities International, Inc. ("Vector"), pursuant to which Ballard and the Company engaged Vector to assist them in the sale of greater than a majority of the business, assets or stock of the Company which sale might also involve a sale of all or a portion of the Option, and/or the consummation of one or more Strategic Alliances (as defined therein) involving less than a majority of the Company's business, assets or stock (the "Engagement Letter"), a copy of which Engagement Letter is attached to this Agreement as Exhibit A and made a part hereof by reference.

  E. Simultaneously with the parties execution of the Engagement Letter, Ballard and the Company also executed an indemnity letter with Vector (the "Indemnity Letter"), a copy of which Indemnity Letter is attached to this Agreement as Exhibit B and made a part hereof by reference.

 NOW, THEREFORE, in consideration of the mutual covenants and conditions contained herein and also the covenants and conditions set forth in the Option Agreement, the parties agree as follows:

  1. Definitions. For all purposes of this Agreement, the following terms shall have the meaning indicated below:

  (a) "Engagement Letter" shall mean that certain letter agreement dated May 7, 1996, from Vector to the Company and Ballard.

  (b) "Indemnity Letter" shall mean that certain letter agreement dated May 7, 1996 to Vector from the Company and Ballard.

                               14 of 27

  (c) "Net Proceeds" shall mean the aggregate consideration (as described and defined in the Engagement Letter) paid by the Purchaser or its shareholders in the consummated
Transaction, minus all of the following:

   (i) All payments and reimbursements described in paragraph 3 below:

   (ii) $2,000,000 (representing the purchase price paid by Ballard for its Preferred Shares in the Company), reduced by the cash redemption price for the Preferred Shares paid by the Company to Ballard pursuant to Section 2.5 of the Option Agreement; and

   (iii) The Asset Purchase Price under Section 3.5 of the Option Agreement.

  (d) "Purchaser" shall mean the entity which purchases the Option.

  (e) "Transaction" shall mean (i) Ballard's sale and Purchaser's purchase of the Option as well as Purchaser's exercise of the Option and purchase of the Assets, (ii) Ballard's exercise of the Option, purchase of the Assets and sale of the Assets to Purchaser, or (iii) the consummation of any other transaction contemplated in the Engagement Letter, but in the event of a sale of the Option, only upon exercise of the Option and purchase of the Assets.

  (f) "Vector" shall mean Vector Securities International,
Inc.

 All other proper nouns used herein shall have the meanings set forth in the Option Agreement.

  2. Payment of Indebtedness to Ballard. Notwithstanding provisions to the contrary contained in promissory notes between the Company and Ballard, all outstanding promissory notes, loans, and indebtedness owed by the Company to Ballard will be due and payable in full by the Company immediately upon the consummation of any Transaction and receipt by the Company of the proceeds to which it is entitled under the Transaction.

  3. Payment of Expenses.  Upon the consummation of a
Transaction:

  (a) Ballard will be promptly reimbursed out of the proceeds of such transaction for all fees and expenses heretofore or hereafter paid or incurred to Herbert J. Epstein (or his company, Epstein & Associates) in connection with Ballard's entering into and performing the Option Agreement and in connection with the transaction contemplated by the Engagement Letter
(although Ballard believes that no fee or commission will be owed to Mr. Epstein or his company upon the consummation of the transaction contemplated in the Engagement Letter);

                               15 of 27

  (b) Ballard will be promptly reimbursed out of said proceeds for all fees and expenses heretofore or hereafter paid or incurred to Vector in connection with the Engagement Letter; and

  (c) Ballard will be reimbursed out of said proceeds for all of its other expenses paid or incurred in connection with the Engagement Letter and the transaction contemplated therein.

  4. Allocation of Net Proceeds. Ballard wishes to keep the Company's management team (the "Management Team") listed on Exhibit C attached to and made a part of this Agreement by this reference, intact and to encourage the Management Team to remain with the Company until consummation of the Transaction, and if the terms and conditions of the Transaction so provide, for a limited period thereafter, in order to facilitate an orderly Transaction at the highest possible purchase price. Consequently, Ballard agrees with the Company for the benefit of the Management Team still with the Company upon consummation of the Transaction that the Net Proceeds for the consummated Transaction shall be allocated as follows:

  (a) The first $1 million of Net Proceeds will be allocated and paid to Ballard;

  (b) Of the next $4 million of Net Proceeds, 50% will be allocated and paid to Ballard and 50% will be allocated and paid to the Management Team;

  (c) Of the next $5 million of Net Proceeds, 60% will be allocated and paid to Ballard and 40% will be allocated and paid to the Management Team;

  (d) All other Net Proceeds will be allocated and paid to Ballard; and

  (e) Any and all sums payable to the Management Team pursuant to the foregoing paragraphs shall be immediately paid and distributed directly by Ballard, or at the request of Ballard, by Purchaser in accordance with the allocations set forth in Exhibit
C. Any and all such payments shall be made contemporaneously with and as a part of the closing of the Transaction.

  5. Right of Contribution.

  (a) The parties are jointly and severally liable to Vector for various matters under the Engagement Letter and under the Indemnity Letter. The parties desire to allocate responsibility for such joint and several liability and indemnity obligations.
                               16 of 27

  (b) The parties intend that fees and expenses incurred by Ballard under the Engagement Letter and Losses paid or incurred by either party under the Indemnity Letter are to be reimbursed to them out of the proceeds of the consummated transaction contemplated in the Engagement Letter.

  (c) If the proceeds of any Transaction are not sufficient to cover such fees, expenses, and Losses then each shall have a right of contribution against the other for such fees, expenses, and Losses in order to achieve the following:

   (i) All Losses will be allocated and shared in proportion to the relative amount of Net proceeds received by the Company (i.e., the Management Team) and Ballard.

   (ii) All fees and expenses under the Engagement
Letter shall be paid solely by Ballard.

  (d) If no Transaction is consummated, then each shall have a right of contribution against the other for any such fees, expenses, and Losses in order to achieve the following:

   (i) All Losses will be allocated and shared in proportion to the relative fault of the Company and Ballard as determined by a court of competent jurisdiction, if any. If neither party is at fault, then such Losses shall be allocated and shared equally.

   (ii) All fees and expenses under the Engagement
Letter shall be paid solely by Ballard.

  6. Relationship. The parties do not intend to be and are not partners or joint venturers.

  7. Notices. Except as otherwise provided, all notices and other communications which are required or permitted hereunder shall be in writing and sufficient if delivered personally or sent by a nationally recognized overnight express carrier for next-day delivery (charges prepaid) or by registered or certified mail, postage prepaid, addressed as follows:

 If to Ballard:    Ballard Medical Products
                   12050 Lone Peak Parkway
                   Draper, Utah 84020
                   Attention: Dale H. Ballard, President

                               17 of 27

If to the Company:   Neuro Navigational Corporation
                     3180 Pullman Street
                     Costa Mesa, California 92626
                     Attention: William J. Worthen, President

  8. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Utah applicable to agreements made and entirely to be performed within such jurisdiction except to the extent federal law may be appli-cable. Any action under this Agreement filed by the Company (other than a counterclaim in a pending proceeding) may be filed and maintained only in state or federal courts located within Salt Lake County, State of Utah, and all parties hereby submit to the jurisdiction of such courts for such purposes. Any counterclaims related to such suits shall also be litigated in Salt Lake County. Any actions filed by Ballard (other than a counterclaim in a pending proceeding) may be filed and maintained only in state or federal courts located within Orange County, State of California. Any counterclaims relating to such suits shall also be litigated in Orange County.

  9. Litigation Expenses, Remedies. If any action, suit or proceeding is brought by a party hereto with respect to a matter or matters covered by this Agreement, all costs and expenses of the prevailing party incident to such proceeding, including reasonable attorney's fees, shall be paid by the other party. If either party breaches this Agreement, the other party shall have the right, in addition to its other rights and remedies available at law and in equity, to seek equitable remedies, such as specific performance and injunction.

 10. Successors in Interest. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the parties hereto.

 11. Waiver and Modification. This Agreement may not be amended, modified, superseded or canceled, and none of the terms, covenants, representations, warranties and conditions, may be waived except by written instrument executed by the Company and Ballard; or, in the case of a waiver, by the party waiving compliance. Failure of any party at any time or times to require strict performance of any provision hereof shall not in any manner affect the right of such party at a later date to enforce the same.
 No waiver by any party of the breach of any term, covenant, representation or warranty contained in this Agreement as a condition to such party's obligations hereunder, shall constitute a release or affect any liability resulting from said breach.

                               18 of 27

12. Exhibits. All exhibits attached to this Agreement are expressly made a part of this Agreement as fully as if completely set forth in it. All references to this Agreement, either in the Agreement itself or in any of such writings, shall deem to refer to and include this Agreement, and all such exhibits.

 13. Execution by Facsimile and Counterpart. Signatures sent via facsimile transmission shall constitute original signatures. The parties may execute counterpart originals of this Agreement. This Agreement may be executed separately or independently in any number of counterparts, each and all of which together shall be deemed to have been executed simultaneously and for all purposes to be one Agreement.

 14. Captions. The respective captions of the sections and paragraphs of this Agreement are inserted for convenience of reference only and shall not be deemed to modify or otherwise affect in any respect the provisions of this Agreement.

 IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

BALLARD MEDICAL PRODUCTS

By:  _________________________
     Dale H. Ballard, President


THE COMPANY:

NEURO NAVIGATIONAL CORPORATION

By:  _____________________________
     William J. Worthen, President

                               19 of 27

                             EXHIBIT A

       May 7, 1996


Neuro Navigational Corporation
3180 Pullman Street
Costa Mesa, CA  92626

Attention: William J. Worthen
  President and Chief Executive Officer

Ballard Medical Products
12050 Lone Peak Parkway
Draper, UT  84020

Attention: Dale H. Ballard
  Chairman, President and Chief Executive Officer

Gentlemen:

 (I) This is to confirm our understanding that Vector Securities International, Inc. ("Vector") has been engaged as exclusive financial advisor of Ballard Medical Products ("Ballard") and Neuro Navigational Corporation (the "Company") (both companies are hereinafter collectively referred to as the "Parties") for a period of one year commencing with the Parties' acceptance of this agreement (the "Initial Period") for the purpose of assisting the Parties' in conducting discussions and negotiations leading to: (i) the consummation of a sale of greater than a majority of the business, assets, or stock of the Company which sale might also involve the sale of all or a portion of Ballard's option to purchase the Company (the "Ballard Option"); and/or (ii) the consummation of one or more Strategic Alliance (as described in Paragraph IV below) or similar transactions involving less than a majority of the business, assets, or stock of the Company. In its role as exclusive financial advisor, Vector will assist the Parties in: (a) identifying prospective acquirors or partners; (b) preparing appropriate marketing materials; (c) conducting discussions and negotiations looking toward the consummation of one or more transaction(s); and (d) if requested by the Parties, providing, in accordance with our customary practice, an opinion (the "Opinion") to the Board of Directors of Ballard with respect to the adequacy or fairness, from a financial point of view, to Ballard and its shareholders, of the consideration to be paid in a Sale (as defined below), it being understood that the Opinion shall be in such form as Vector shall determine and Vector may qualify the Opinion in such manner as Vector believes appropriate. The Opinion shall not address Ballard's underlying business decision to effect a Sale. Vector's engagement hereunder may be extended for additional periods under the terms set forth herein upon the mutual written agreement of Vector and the Parties. This Initial Period and any extensions thereof are hereinafter referred to as the "Engagement Period."

 (II) The Parties will pay a non-refundable retainer fee of $125,000, such fee to be payable in cash promptly upon the execution of this agreement. Such retainer fee will be credited against any additional fees paid to Vector pursuant to paragraphs (V) or (VI) this agreement. The Parties also agree to pay all of our reasonable out-of-pocket expenses up to a maximum of $20,000 (the "Expense Cap"), including fees and disbursements of our counsel; such expenses to be paid in cash upon submission of a bill or bills by us from time to time. Vector agrees that it will not make any expenditures in excess of the Expense Cap without the Parties' prior written approval, which approval will not be unreasonably withheld.

                               20 of 27

 (III) In addition to the fees provided in paragraph (II) above, the Parties will pay Vector a fee of $250,000 upon the date on which Vector advises Ballard that it is prepared to deliver the Opinion. Such opinion fee shall be credited against any additional fees paid to Vector pursuant to paragraphs (V) or (VI) of this Agreement.

 (IV) Vector will conduct such financial review of the Company and its businesses and operations as Vector deems necessary and feasible for purposes of rendering the Opinion. Such review will be based upon an analysis of publicly available information and such other information as
 shall be supplied to Vector by the Parties.   Vector is not assuming any
 responsibility for making or obtaining an independent valuation or appraisal of the assets or liabilities of the Company or any other entity.

 (V) If a sale, merger, consolidation, tender offer, business combination or similar transaction involving greater than a majority of the business, assets, or stock of the Company, including a sale of any option or right to acquire a majority of the business, assets or stock of the Company
 (a "Sale") is entered into or consummated (i) within the Engagement Period with any party, or (ii) not later than one year after the expiration of such Engagement Period with a party (or any entity controlled by or affiliated with such party) identified by Vector in writing and acknowledged by Ballard (which shall include those parties contacted by Vector on behalf of the Parties prior to the end of the Engagement Period) then Vector will be paid a fee equal to the greater of $500,000 or 5% of the aggregate consideration to be paid by the acquiror or its shareholders in such transaction, such fee to be payable in cash promptly upon the closing of such transaction. In the event that the Sale is consummated through more than one closing or with more than one acquiror, the Parties agree that the aggregate consideration used to calculate Vector's fee hereunder shall be the sum total of the aggregate consideration paid or to be paid in each such closing by each such acquiror. For the purpose of calculating our fee under this Paragraph (III), the aggregate consideration paid with respect to the business, assets, stock, options, warrants or other securities of the Company or the Ballard Option shall be equal to the total of all cash, assets, stock, options, warrants or other securities paid by the acquiror. Aggregate consideration shall also include: (a) any commercial bank, capital lease obligations or other indebtedness that is repaid or for which the responsibility to pay is assumed by the acquiror in connection with the Sale; (b) the greater of the stated value or the liquidation value of preferred stock that is assumed or acquired by the acquiror that is not converted into common stock upon the consummation of such transaction; and (c) future payments for which the acquiror is obligated either absolutely or upon the attainment of milestones, financial results, or other future events ("Acquiror Future Payments"). The fee paid to Vector as a result of Acquiror Future Payments shall be paid when such Acquiror Future Payments are made. It is further understood that aggregate consideration shall not be reduced by the amount of the fee due Vector hereunder. For the purpose of calculating our fee, securities constituting part of aggregate consideration that are traded on a national securities exchange or the Nasdaq National Market shall be valued at the last closing price thereof prior to the date of the consummation or closing of any such transaction. Such securities which are traded over-the-counter shall be valued at the mean between the latest bid and asked prices prior to such date. Any debt or other securities of the acquiror shall be valued at their fair market value. In the event a Sale is consummated through a multiple-step transaction wherein the acquiror is obligated either absolutely or upon the attainment of milestones, financial results, or other future events to make future payments to further increase its ownership in the Company (the "Acquiror Multiple-Step Payments"), the Parties agree to pay Vector a fee on such Acquiror Multiple-Step Payments, and such fee shall be calculated pursuant to this paragraph (III). Such fee shall be payable when such Acquiror Multiple-Step Payments are made and shall be in addition to the fee paid to Vector in the earlier step(s) of such transaction.

                               21 of 27

 (VI) If an agreement for a Strategic Alliance is entered into or consummated (i) within the Engagement Period with any party, or (ii) not later than one year after the termination of such Engagement Period with a party (or any entity controlled by or affiliated with such party) identified by Vector in writing and acknowledged by Ballard (which shall include those parties contacted by Vector on behalf of the Parties prior to the end of the Engagement Period) Vector will be paid a fee equal to the greater of $500,000 or 5% of the aggregate consideration to be paid by the Partner in each such transaction, such fee to be payable in cash at the time of the closing of each such Strategic Alliance. The type of transaction contemplated by a Strategic Alliance will include, but is not limited to:
 (i) a joint venture, partnership, license or other contract or agreement relating to the development, manufacturing, marketing, distribution, sale or other activity relating to the Company's present or future products, services, technology or the like; (ii) the purchase or commitment by the Partner to purchase less than a majority of the business, assets or stock of the Company; (iii) the sale of any rights in respect to the Company's products, services, technologies or the like; and (iv) a commitment to provide funding for all or part of the Company's research and development activities. For the purpose of calculating our fee hereunder, aggregate consideration shall include, but not be limited to: (a) all payments made at closing for equity securities, equity security rights or similar rights;
 (b) technology access fees, licensing fees or other up-front payments; (c) other future payments for which the Partner is obligated either absolutely or upon the attainment of milestones, financial results or other future events; (d) funding by the Partner (through reimbursement or otherwise) relative to research and development, clinical trials, regulatory approvals and related expenditures, whether such work is performed or managed by the Company or the Partner; and (e) the repayment or assumption by the Partner of obligations of the Company or Ballard including indebtedness for money borrowed or amounts owed to inventors or owners of technology. The fee paid to Vector as the result of any future rights, commitments, contingent payments and the like (together, "Strategic Alliance Future Payments") which are part of the consideration, shall be paid when such Strategic Alliance Future Payments are made. For purpose of this agreement, Strategic Alliance shall not include, and Vector shall not be entitled to a fee under this paragraph VI with respect to, financing for which Vector does not provide assistance raised by William J. Worthen, Ballard, and other shareholders solely for the financing of a venture to develop interventional radiology and reproductive medicine applications of certain of the Company's technology.

 (VII) Although a number of the references herein relate to a transaction with the Company, including a possible Sale of or Strategic Alliance with the Company, it is the Parties' understanding that the transaction might involve the purchase of the Ballard Option to purchase the Company either in whole or in part. The transaction could also involve another form of transaction relating to the Company and/or Ballard. Regardless of the form of the transaction, the Parties agree that all consideration paid to or involving Ballard, the Company, or to any of their respective shareholders or employees in any transaction or series of transactions involving a Sale or Strategic Alliance, shall be included in the definition of aggregate consideration even if a component(s) of such consideration does not clearly fall into such definition. Specifically, the Parties agree that if a Sale involves the sale or transfer of all or a portion of the Ballard Option (i) aggregate consideration shall include the consideration paid for the Ballard Option and the aggregate amount payable upon the full exercise of the Ballard Option (the "Exercise Price") without taking into account any reductions of, or credits against, such Exercise Price (including as a result of the repayment or discharge of indebtedness, the redemption of any preferred stock or other securities or the crediting of any amounts previously paid with respect to the Ballard Option) and (ii) the stated value or liquidation value of any preferred stock that is acquired in such Sale and redeemed in connection with the exercise of the Ballard Option shall not be added to aggregate consideration. Ballard and the Company agree to be jointly and severally liable for the payment of Vector's fees and the reimbursement of Vector's expenses hereunder.

                               22 of 27

 (VIII) In order to coordinate the efforts to effect a transaction satisfactory to the Parties during the Engagement Period, in the event that the Company or Ballard or any of their directors, management or shareholders receive any meaningful inquiry or are otherwise aware of the interest of any third party concerning any transaction as contemplated in this agreement, such party agrees to promptly inform Vector of the third party and its interest and request that Vector perform its services as contemplated hereunder. Vector hereby acknowledges that the Parties have no obligation under this letter agreement to proceed with any potential transaction presented to them by Vector.

 (IX) Any financial advice rendered by us pursuant to this agreement (including any Opinion) may not be disclosed publicly in any manner without our prior written approval, except as required by law, and will be treated by us as confidential. The Parties will provide us with all financial and other information requested by us for the purposes of rendering our services pursuant to this agreement, and shall provide Vector with reasonable access to the Parties' officers, directors, employees, independent accountants and other advisors and agents as Vector shall deem appropriate. The Parties represent that all information furnished by them or on their behalf to Vector will be accurate and complete in all material respects. The Parties recognize and confirm that, in advising the Parties and in completing its engagement hereunder, Vector will be using and relying on publicly available information and on data, material, and other information furnished to Vector by the Parties and other parties. It is understood that in performing under this engagement Vector may assume and rely upon the accuracy and completeness of, and is not assuming any responsibility for independent verification of, such publicly available information and the other information so furnished.

 (X) All non-public information given us by the Parties will be treated by us as confidential. We may rely, without independent verification, on the accuracy and completeness of all information furnished to us by the Parties or any other party or potential party to any transaction contemplated hereunder.

 (XI) Since Vector will be acting on behalf of the Parties in connection with its engagement hereunder, the Parties and Vector have entered into a separate letter agreement, dated the date hereof, providing for the indemnification by the Parties of Vector and certain related entities. A copy of such letter agreement is attached to this letter.

 (XII) It is understood and agreed that Vector and its affiliates may from time to time make a market in, have a long or short position in, buy and sell or otherwise effect transactions for customer accounts and for their own accounts in the securities of, or perform investment banking or other services for, Ballard and other entities which are or may be the subject of the engagement contemplated by this Agreement.

 (XIII) This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same agreement. Please confirm that the foregoing is in accordance with your understanding by signing and returning to us the enclosed duplicate of this letter.

                               23 of 27

Vector Securities International, Inc.
May 7, 1996
Page 5







Sincerely yours,

 VECTOR SECURITIES INTERNATIONAL, INC.



 By:
  W. Gregory Shearer
  Managing Director

Confirmed as of the date hereof:

NEURO NAVIGATIONAL CORPORATION



By:
 William J. Worthen
 President and Chief Executive Officer


BALLARD MEDICAL PRODUCTS



By:
 Dale H. Ballard
 Chairman, President and Chief Executive Officer


                               24 of 27

                             EXHIBIT B


  May 7, 1996


 Vector Securities International, Inc.
 1751 Lake Cook Road, Suite 350
 Deerfield, Illinois 60015

 Gentlemen:

 In connection with your engagement by us as set forth in the engagement letter dated the date hereof (the "Engagement Letter"), we jointly and severally hereby agree to indemnify and hold harmless you and your affiliates, the respective directors, officers, stockholders, agents and employees of you and your affiliates and each other person, if any, controlling you or any of your affiliates (collectively referred to as "you" and "your"), to the full extent lawful, from and against all losses, claims, damages, liabilities and expenses (collectively, "Losses") in-curred by you (including fees and disbursements of counsel) which (i) are related to or arise out of actions taken or omitted to be taken (including any untrue statements made or any statements omitted to be made) by us or by you with our consent or in conformity with our actions or omissions or (ii) are otherwise related to or arise out of your activities on our behalf in connection with your engagement by us, and we will reimburse you for all expenses (including fees and disbursements of counsel) as they are incurred by you in connection with investigating, preparing or defending any such action or claim, whether or not in connection with pending or threatened litigation in which you are a party. We will not be responsible, however, for any Losses pursuant to clause (ii) of the preceding sentence to the extent such losses are finally judicially determined to have resulted from your willful misfeasance or gross negligence. We also agree that you shall not have any liability to us for or in connection with such engagement except to the extent of Losses incurred by us which are finally judicially determined to have resulted from your willful misfeasance or gross negligence. We further agree that we will not, without the prior written consent of Vector Securities International, Inc. ("Vector"), settle or compromise or consent to the entry of any judgment in any pending or threatened claim, action, suit or proceeding in respect of which indemnification may be sought hereunder (whether or not you are an actual or potential party to such claim, action, suit or proceeding) unless such settlement, compromise or consent includes an unconditional release of you from all liability arising out of such claim, action, suit or proceeding. Payments pursuant to this paragraph shall be paid by us promptly upon our receipt of a statement(s) from Vector setting forth the amounts with respect to which indemnification and/or reimbursement is sought pursuant to this paragraph.

 We agree if any indemnification sought by you pursuant to this letter agreement is unavailable or insufficient to hold you harmless, then (whether or not Vector is the indemnified person), we and Vector will contribute to the Losses for which such indemnification is unavailable or insufficient in such proportion as is appropriate to reflect the relative benefits to, and the relative fault of, us, on the one hand, and Vector, on the other hand, in connection with Vector's engagement referred to above, subject to the limitation that in any event Vector's aggregate contribution to all Losses with respect to which contribution is available hereunder will not exceed the amount of fees actually received by Vector from us pursuant to Vector's engagement referred to above. Our obligations pursuant to this paragraph will also be joint and several.

                               25 of 27

 Vector Securities International, Inc.
 May 7, 1996
 Page 2



 Our indemnity, reimbursement and contribution obligations under this letter agreement shall be in addition to any rights that you may have at common law or otherwise. We hereby consent to personal jurisdiction and service and venue in any court in which any claim which is subject to this letter agreement is brought against you. This letter agreement shall be governed by and construed in accordance with the laws of the State of Illinois without regard to principles of conflicts of laws. Any right to trial by jury with respect to any claim or proceeding related to or arising out of Vector's engagement by us or this agreement is waived. This letter agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which shall constitute one and the same agreement.

 It is understood that, in connection with Vector's above-mentioned engagement, Vector may also be engaged to act in one or more additional capacities, and that the terms of the original engagement or any such additional engagement may be embodied in one or more separate written agreements. The provisions of this letter agreement shall apply to the original engagement, any such additional engagement(s) and any modification of the original engagement or such additional engagement(s) and shall remain in full force and effect following the completion of termination of Vector's engagement(s).


  Very truly yours,

  NEURO NAVIGATIONAL CORPORATION



  By:
   William J. Worthen
   President and Chief Executive Officer


  BALLARD MEDICAL PRODUCTS



  By:
   Dale H. Ballard
   Chairman, President and Chief Executive Officer


 Accepted:

 VECTOR SECURITIES INTERNATIONAL, INC.


 By: ____________________________________
 W. Gregory Shearer
 Managing Director

 Date: __________________________________,  1996

                              26 of 27

                    EXHIBIT C

                   Distribution

Name                 Percent

Bill Worthen          31.56
Brett Scott            7.69
Derek Daw              7.69
George Acosta          7.69
William Rigas          7.69
Thomas Whitehair       7.69
Bob Hill               7.69
Karen Salinas          7.69
John Aoki              1.29
Lance Kumm             0.76
John Brustad           2.00
Hoa Vo                 0.38
Julia Goodkind         1.55
Sharon Nagakoa         0.78
Steven Karas           0.96
Charles Schubert       0.67
Victoria Connor        0.29
Carlene Denotto        0.29
Nadine Pettit          0.96
Roza Sturm             1.10
Marcie Kim             0.10
Dorota Kochmanski      1.10
Michael                0.14
Julie Fralick          1.43
Bill Wooten            0.14
Rene Harrison          0.19
Anne Amelung           0.48
   Total             100.00

                               27 of 27