Form 10QSB/A
period 1996-06-30
NEURO NAVIGATIONAL CORP
filed 1996-10-01
CIK 896726

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-QSB/A

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
                                      ===========    ==========

The accompanying notes are an integral part of the financial statements
                                2 of 29

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

 The accompanying notes are an integral part of the financial statements.
                                     3 of 29

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

                                      4 of 29

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

                                      5 of 29

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

                                      6 of 29

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

                               7 of 29

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

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. In addition the Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995 that provide a "safe harbor" for forward looking statements made by or on behalf of the Company. Except for the historical information contained herein, the matters discussed herein are forward looking statements, the accuracy of which is necessarily subject to risk and uncertainties. Specifically, the Company wishes to alert readers that the aforementioned factors as well as the factors set forth under "Risk Factors' contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, in the past have affected and in the future could affect the Company's actual results, and could cause the Company's results for future periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.
                               8 of 29

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

Research and Development

Research and Development expenses represent the Company's investment in the advancement of less invasive technology in the fields of neuro and vascular surgery. These expenses decreased to $223,451 for the three months ended June 30, 1996 from $363,816 for the three months ended June 30, 1995 or a decrease of $140,365. Research and Development expenses for the six months ended June 30, 1996 were $523,374 as compared to $784,369 for the six months ended June 30, 1995 or a decrease of $260,995. This decrease was due to a reduction in personnel and related benefit costs and decreases in expenses related to the Company's vascular products, including clinical and regulatory submissions.
                               9 of 29

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

                               10 of 29

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

                               11 of 29

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

    27.   Financial Data Schedule

 b. No reports on Form 8-K were filed by the Company during the period covered by this report.

                               12 of 29

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

                               13 of 29

                           EXHIBIT INDEX

Exhibit                                                    Page
Number                 Exhibit Description                Number
________               ___________________                ______

10                     Agreement effective May 7, 1996      15
                       between the Company and
                       Ballard Medical Products.

27                     Financial Data Schedule.             29

                              14 of 29