Form 10QSB
period 1996-09-30
NEURO NAVIGATIONAL CORP
filed 1996-11-14
CIK 896726

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
            For the quarterly period ended September 30, 1996

                                 OR

[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
           For the transition period from _____ to _____

                     Commission File Number 0-25136

                      NEURO NAVIGATIONAL CORPORATION
                      ______________________________
        (Name of Small Business Issuer as specified in its charter)

      Delaware                                        33-0464753
 ______________________________         ___________________________________
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


           3180 Pullman Street, Costa Mesa, California 92626
           _________________________________________________
          (Address of principal executive offices) (Zip Code)

              Issuer's telephone number  (714) 557-9111
                                         ______________

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days: YES [X]      NO [   ]


There were 9,933,733 shares of the issuer's Common Stock outstanding as of October 29, 1996.


                        PART I - FINANCIAL INFORMATION

                 Item 1. Financial Statements

                         NEURO NAVIGATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                         (Unaudited)
                                       September 30,      December 31,
                                            1996             1995
                                       _____________      ____________
ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                    $50,211      $280,115
   ACCOUNTS  RECEIVABLE-NET                     262,112       390,728
   INVENTORY                                  1,530,993     1,270,311
   PREPAID EXPENSES                              39,281        66,451
                                              _________     _________
  TOTAL CURRENT ASSETS                        1,882,597     2,007,605

FURNITURE & EQUIPMENT (NET)                     349,816       229,139
DEPOSITS                                          6,223        90,248
                                             __________    __________
    TOTAL ASSETS                             $2,238,636    $2,326,992
                                             ==========    ==========
          LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
   OBLIGATION UNDER CAPITAL LEASE,
    CURRENT PORTION                              $1,984        $1,759
   NOTES PAYABLE - BALLARD MEDICAL PRODUCTS   2,405,000
   ACCOUNTS PAYABLE & ACCRUED EXPENSES          353,437       594,149
                                              _________       _______
    TOTAL CURRENT LIABILITIES                 2,760,421       595,908

OBLIGATION UNDER CAPITAL LEASE,
   NET OFCURRENT PORTION                          4,549         6,090
                                              _________       _______
    TOTAL LIABILITIES                         2,764,970       601,998
                                              _________       _______
CONVERTIBLE REDEEMABLE PREFERRED STOCK,
   $0.01 PAR VALUE, $10 PER SHARE LIQUIDATION
   VALUE, 1,000,000 SHARES AUTHORIZED,
   200,000 SHARES ISSUED AND OUTSTANDING      1,867,795     1,867,795
                                              _________     _________
STOCKHOLDERS' DEFICIT:
   COMMON STOCK,$ 0.001 PAR VALUE, 40,000,000
     SHARES AUTHORIZED,  9,933,733
      OUTSTANDING                                 9,934         9,934
   ADDITIONAL PAID IN CAPITAL                13,847,536    13,848,284
   ACCUMULATED DEFICIT                      (16,251,599)  <14,001,019)
                                            ____________   ___________
TOTAL STOCKHOLDERS' DEFICIT                  (2,394,129)     (142,801)
                                            ____________   ___________
TOTAL LIABILITIES, REDEEMABLE STOCK AND
   STOCKHOLDERS' DEFICIT                     $2,238,636    $2,326,992
                                             ==========    ==========

                                2 of 15

The accompanying notes are an integral part of the financial statements.


                           NEURO NAVIGATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                   THREE MONTHS          NINE MONTHS
                                      ENDED                 ENDED
                                    SEPTEMBER 30,        SEPTEMBER 30,
                                  1996     1995          1996       1995
                               ________   ________   __________   __________
SALES                          $380,826   $696,053   $1,687,750   $1,701,320
COST OF GOODS SOLD              230,875    461,775    1,121,291    1,292,350
                                _______    _______    _________    _________
                                149,951    234,278      566,459      408,970
                                _______    _______    _________    _________
OPERATING EXPENSES:
  RESEARCH AND DEVELOPMENT      257,041    317,621      780,415    1,101,990
  SALES AND MARKETING           395,813    374,993    1,280,903    1,060,833
  GENERAL AND ADMINISTRATIVE    224,496    254,356      669,348      784,478
                                _______    _______    _________    _________
                                877,350    946,970    2,730,666    2,947,301
                                _______    _______    _________    _________
OTHER  (INCOME) EXPENSE:
  INTEREST INCOME, NET           49,202      7,665       90,650       (8,307)
  OTHER                          (6,676)      (581)      (7,877)     (27,380)
                                 ______      _____       ______      ________
                                 42,526      7,084       82,773      (35,687)
                                 ______      _____       ______      ________
LOSS BEFORE PROVISION FOR
  INCOME TAXES                 (769,925)  (719,776)  (2,246,980)  (2,502,644)
PROVISION FOR STATE
  INCOME TAXES                                            3,600        3,350
                              __________  _________  ___________   ___________
NET LOSS                      ($769,925) ($719,776) ($2,250,580) ($2,505,994)
                              ==========  =========  ===========  ===========

NET LOSS PER COMMON SHARE        ($0.08)    ($0.07)      ($0.23)      ($0.25)
                              ==========  =========  ===========   ==========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                 9,933,733  9,933,733    9,933,733    9,933,733
                              =========  =========    =========    =========

                                3 of 15

The accompanying notes are an integral part of the financial statements.



                           NEURO NAVIGATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,  1996 AND 1995
                                    (UNAUDITED)

                                         NINE MONTHS AND YEAR TO DATE ENDED
                                                    SEPTEMBER 30,
                                                  1996              1995
                                               ___________      ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS FOR THE PERIOD                   ($2,250,580)     ($2,505,994)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH USED BY OPERATING ACTIVITIES:

 DEPRECIATION AND AMORTIZATION                      68,211           70,953
 (INCREASE) DECREASE IN ACCOUNTS
     RECEIVABLE                                    128,616         (105,725)
 INCREASE IN INVENTORY                            (260,682)        (154,921)
 DECREASE IN PREPAID EXPENSES                       27,170           24,034
 INCREASE (DECREASE) IN ACCOUNTS
      PAYABLE AND ACCRUED EXPENSES                (240,712)         391,492
                                                 __________        ________
                                                  (277,397)         225,833
                                                 __________        ________
 NET CASH USED BY  OPERATING ACTIVITIES         (2,527,977)      (2,280,161)
                                                ___________      ___________
CASH USED BY INVESTING ACTIVITIES:
 PURCHASE OF PROPERTY AND EQUIPMENT               (188,888)
 DECREASE (INCREASE) IN DEPOSITS                    84,025          (4,310)
                                                  _________        ________
 NET CASH USED BY INVESTING ACTIVITIES            (104,863)         (4,310)
                                                  _________        ________
CASH PROVIDED BY FINANCING ACTIVITIES:
 DEFERRED ISSUANCE COSTS                              (748)        (93,579)
 PROCEEDS FROM NOTES PAYABLE                     2,405,000         900,000
 PAYMENTS & CURRENT MATURITIES OF
     NOTES PAYABLE                                  (1,316)         (1,100)
                                                 _________         ________
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                        2,402,936         805,321
                                                 _________         ________
 NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                (229,904)     (1,479,150)

 CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                           280,115       1,658,114
                                                   _______       _________
 CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                 $50,211        $178,964
                                                   =======       =========

                                4 of 15

The accompanying notes are an integral part of the financial statements

                         NEURO NAVIGATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Period Ending September 30, 1996
                                  (Unaudited)

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


2. Inventory:

Inventories are stated at the lower of cost (first-in, first-out) or market and consists of the following:
                                (Unaudited)
                               September 30,       December 31,
                                    1996                1995
                                __________         ____________

         Raw materials          $571,070              $507,045
         Work in process         194,266               144,218
         Finished goods          765,657               619,048
                                 _______               _______
                              $1,530,993            $1,270,311
                              ==========            ==========

                               5 of 15

                     NEURO NAVIGATIONAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                               (CONTINUED)
                   For the Period Ending September 30, 1996
                               (Unaudited)

3.  Property And Equipment:

Property and equipment consist of the following:

                                     (Unaudited)
                                     September 30,        December 31,
                                         1996                 1995
                                     ____________         ____________

Office furniture                       $216,867             $216,867
Equipment                               432,086              243,199
Leasehold improvements                   93,452               93,452
                                        _______              _______
                                        742,405              553,518
     Less, Accumulated depreciation
          and amortization             (392,589)            (324,379)
                                       _________            _________
                                       $349,816             $229,139
                                       =========            =========
4. Notes Payable:

Notes payable consist of the following:

                                               (Unaudited)
                                            September 30,1996
Notes payable to Ballard Medical
Products, collateralized by
substantially all assets of the
Company, bearing interest at 10%,
due January 19, 1997                             $2,405,000
                                                 ==========

5. Net Loss Per Share:

Net loss per share is based on the reported net loss divided by the weighted average number of outstanding shares. Outstanding warrants and or options have not been included in this calculation as their effect would be anti-dilutive.



                                6 of 15

                              NEURO NAVIGATIONAL CORPORATION

                      For the Period Ending September 30, 1996
                                       (Unaudited)

6. Investment by Ballard Medical Products:

On November 13, 1995, the Company issued and sold to Ballard Medical Products, a Utah corporation ("BMP") 200,000 shares of Series A Preferred Stock ("Preferred Stock") which upon conversion represents 19.5% of the Company's capital stock for US$2 million pursuant to a Stock Purchase and Option Agreement dated July 17, 1995 (the "BMP Agreement"). Under the BMP agreement, BMP paid to the Company US$500,000 as nonrefundable consideration for an option ("BMP Option") to acquire all of the assets of the Company during the 24 month period following the closing of the sale of the Preferred Stock. If BMP exercises the BMP Option within the firs twelve months after such closing, the asset purchase price will be US$9,500,000. If the BMP Option is exercised at any time during the remainder of the option term, the asset purchase price will be equal to the product of two (2) multiplied by the net sales of the Company for the twelve (12) full calendar months immediately preceding the date of exercise. BMP will receive credit for option consideration already paid,aby liabilities assumed by BMP and loans made to the Company by BMP and the balance of any liquid assets retained by the Company at closing. If the BMP Option is exercised and the assets are purchased, the Stock issued to BMP will be redeemed in cash by the Company at a redemption price equal to 19.5% of the Company's cash and cash equivalents on hand after the close of the asset sale less any retained liabilities. BMP has also agreed to provide a line of credit up to $500,000 commencing eight months after the closing of the sale of Preferred Stock to finance operating expenses.


Under the BMP Agreement two nominees of BMP serve on the Company's Board of Directors, and the Company's conduct of its business will be subject to certain restrictions, during the option term. The Company will indemnify
BMP against certain losses in connection with the transaction and 10% of the asset purchase price will be escrowed to secure the Company's indemnification obligation.


                                7 of 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's quarterly operating results have been and will continue to be affected by a wide variety of factors that could materially and adversely affect revenues and profitability. These include factors relating to competition, such as competitive pricing pressure and the potential introduction of new products by competitors; manufacturing factors, including constraints in the Company's manufacturing and assembly operations and shortages or increases in the prices of raw materials and components; sales and distribution factors, such as changes inproduct mix or distribution channels resulting in lower margins, the loss of a significant distributor or sales representative, product returns and exchanges; new product development, marketing and clinical trial expenses associated with new product introductions, and delays in the introduction of new products and technologies; aswell as other factors, including levels of expense relative to revenue levels, personnel changes, expenses that may be incurred in litigation, and fluctuations in foreign currency exchange rates. The Company has experienced and expects to continue to experience significant fluctiations in operating results, and there can be no assurance that the Company will achieve profitability in the future.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. In addition the Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995 that provide a "safe harbor" for forward looking statements made by or on behalf of the Company. Except for the historical information contained herein, the matters discussed herein are forward looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Specifically, the Company wishes to alert readers that the aforementioned factors as well as the factors set forth under "Risk Factors" contained in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 1995, in the past have affected and in the future could affect the Company's results for future periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

Net Sales

Net Sales decreased to $380,826 for the three months ended September 30, 1996 as compared to $696,053 for the three months ended September 30, 1995, a decrease of 45%. Net Sales for the nine months ended September 30, 1996 decreased to $1,687,750 as compared to $1,701,320 for the nine months ended September 30, 1995, a decrease of 1%.


                               8 of 15

The decreases in net sales for both the quarter and year to date were as a result of two factors. First the Company did not realize any sales of its visualization carts during the quarter ending September 30, 1996 as compared to seven (7) visualization carts sold in the quarter ending
September 30, 1995. The sales prices of the Company's visualization carts range from $42,995 to $63,995 as compared to its disposable products and rigid rod lens scopes which have sales prices from $160 to $5,500. The absence of revenue from the sale of visualization carts in the third quarter affected both the quarterly sales as well as year to date sales as compared to the comparable periods in the previous year.

Second, the quarter and nine months ended September 30, 1995 included stocking orders from the Company's distributor in Japan. Both of these factors accounted for the decrease in net sales for the quarter and nine months ended September 30, 1996 as compared to the comparable periods in 1995.

Gross Profit

Gross Profit decreased to $149,951 for the three months ended
September 30, 1996 as compared to a gross profit of $234,278 for the three months ended September 30, 1995, a decrease of 36%. Gross Profit for the nine months ended September 30, 1996 increased to $566,459 as compared to a gross profit of $408,970 for the nine months ended September 30, 1995, an increase of 39%.

The decreases in gross profit for the quarter ending September 30, 1996 were attributable to the decrease in sales for the same period. The increase in gross profit for the nine months ended September 30, 1996 was due to increased yields in manufacturing and the absorption of manufacturing overhead and fixed costs as compared to the nine months ended
September 30, 1995.

While the Company currently believes it is unlikely that variable costs will increase unexpectedly in the foreseeable future, there can be no assurance that such unexpected increase will not occur, and such an unexpected increase could prevent or delay the Company's achievement of increases in gross margins.

Research and Development

Research and Development expenses represent the Company's investment in the advancement of less invasive technology in the fields of neuro and vascular surgery. These expenses decreased to $257,041 for the three months ended September 30, 1996 from $317,621 for the three months ended
September 30, 1995, a decrease of 19%. Research and Development expenses for the nine months ended September 30, 1996 were $780,415 as compared to $1,101,990 for the nine months ended September 30, 1995, a decrease of 29%.


                               9 of 15

The decreases for both the quarter and nine months ended September 30, 1996 were due to a reduction in personnel and related benefit costs and decreases in expenses related to the development of the Company's vascular products, including clinical and regulatory submissions.

Sales and Marketing Expenses

Sales and Marketing expenses were $395,813 for the three months ended September 30, 1996 as compared to $374,993 for the three months ended September 30, 1995, an increase of 5%. Sales and Marketing expenses increased to $1,280,903 for the nine months ended September 30, 1996 as compared to $1,060,833 for the nine months ended September 30, 1995, an increase of 21%.

The increases for both the quarter and nine months ended September 30, 1996 were the result of increased selling costs associated with enhanced efforts in the promotion and marketing of products, personnel and related benefit costs, attendance at and hosting of clinical education seminars, and participation in trade shows.

General and Administrative Expenses

General and Administrative expenses were $224,496 for the three months ended September 30, 1996 as compared to $254,356 for the three months ended September 30, 1995 a decrease of 12%. General and administrative expenses were $669,348 for the nine months ended September 30, 1996 as compared to $784,478 for the nine months ended September 30, 1995, a decrease of 15%.

The decreases for the quarter and nine months ended September 30, 1996 were due primarily to lower insurance premiums for product liability coverage and Directors and Officers liability insurance and a decrease in consulting and legal fees.

Net Loss

Net Loss for the three months ended September 30, 1996 was $769,925 as compared to $719,776 for the three months ended September 30, 1995, an increase of 7%. Net Loss for the nine months ended September 30, 1996 was $2,250,580 as compared to $2,505,994 for the nine months ended
September 30, 1995, a decrease of 10%.

The increase of 7% for the quarter ended September 30, 1996 is attributable to the decrease in net sales. The decrease of 10% for the nine months ended September 30, 1996 is attributable to increased gross profit combined with an overall reduction in operating expenses.


                               10 of 15

Liquidity and Capital Resources

The Company has a working capital deficit of ($877,824) at September 30, 1996 as compared to working capital of $1,411,697 at December 31, 1995, or a decrease of $2,289,521. The Company expects to incur substantial additional operating losses as a result of expenditures related to the marketing and sales support functions, research and product development activities, initiation and completion of clinical trials for current and future products and establishment of increased manufacturing capacity. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond the Company's control, such as the results of clinical trials, the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of the Company's research and development programs, and market acceptance of the Company's products.

The Company's cash resources are minimal and through the period ending October 23, 1996 the Company has borrowed $2,570,000 from BMP to fund operations. The BMP Agreement provided for a line of credit up to $500,000 to finance operating expenses. The Company began borrowings against this credit facility in January 1996 and as of October 23, 1996 the Company has borrowed $2,070,000 in addition to the line of credit for a total of $2,570,000. There is no guarantee that BMP will continue lending money to the Company to fund ongoing operations.

The Company currently has no commitments for any other credit facilities such as revolving loans or lines of credit that could provide additional working capital. Given the current sales volume and applications of cash, the Company expects that further capital additions will be necessary to sustain growth until the Company becomes cash positive. As described in
Note 6 to the Notes to Consolidated Financial Statements set forth above, on November 13, 1995, Ballard Medical Products, a Utah corporation
("BMP"), obtained the option to acquire all of the Company's assets during the 24-month period commencing November 13, 1995. BMP has indicated an interest in exercising the option and selling the acquired assets and with the assistance of the Comapny, retained a financial advisor to assist in arranging such a transaction. The Company and Ballard are contemplating a number of alternatives including the sale of the Company's assets, corporate partnerships and a separate financing of its vascular subsidiary. There can be no assurance that any such transactions will be available at terms acceptable to the Company, that any financing transaction will not be dilutive to current stockholders, or that the Company will have sufficient working capital to fund future operations.


                               11 of 15

PART II - OTHER INFORMATION



Items 1,2,3,and 4 are not applicable and have been omitted.

Item 5.  Other Information

The Company's former independent accountant, Coopers & Lybrand L.L.P., ("Coopers") resigned from that capacity on November 8, 1996.

The report by Coopers on the financial statements of the Company dated March 1, 1996, including consolidated balance sheets as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and statement of stockholders' equity (deficit) for the years then ended did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that the report contained a going concern qualification.

The former independent accountants resigned from their position on November 8, 1996. The resignation was not presented to or considered by the Board of Directors or any audit or similar committee of the Board and, therefor, the decision was not recommended or approved by the Board or any such committee.

During the period covered by the financial statements through the date of resignation of the former accountants, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

A letter from the former independent accountants for the Company is attached as an exhibit to this For 10-QSB.


Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits

          16.1 Letter from Coopers & Lybrand, L.L.P., former independent accountants for the Company.

     b. No reports on Form 8-K were filed by the Company during the period covered by this report.


                              12 OF 15

                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Neuro Navigational Corporation


Dated: November 12, 1996         By: /s/  BRETT  L.  SCOTT
                                _______________________________________
                                Brett L. Scott, Chief Financial Officer
                                and Secretary  (Authorized Signatory
                                and Principal Financial & Accounting Officer)


                                13 OF 15

                                 EXHIBIT INDEX

Exhibit
Number                Exhibit Description                              Page
_________             _____________________                          _______

16.1                  Letter from Coopers & Lybrand, L.L.P., former     14
                      independent accountants for the Company.

27                    Financial Data Schedule                           15