Form 10KSB
period 1996-12-31
NEURO NAVIGATIONAL CORP
filed 1997-05-07
CIK 896726

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB

Mark One:
     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.
         For the fiscal year ended DECEMBER 31, 1996; or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from __________ to __________.

                          COMMISSION FILE NO. 0-25136

                             KINETIC VENTURES LTD.
                   (FORMERLY NEURO NAVIGATIONAL CORPORATION)
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

DELAWARE                                                              33-0464753
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                                    (IRS Employer
Incorporation or Organization)                               Identification No.)
--------------------------------------------------------------------------------

1095 WEST PENDER STREET-SUITE 850- VANCOUVER, BRITISH COLUMBIA, CANADA  V6E 2M6
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                (604)  689-1428
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

     Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                                 COMMON STOCK

                             (Title of Each Class)
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past ninety (90) days.
[X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

     State Issuer's revenues for its most recent fiscal year:  $2,103,246

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 26, 1997 was $1,578,503. (Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.)

     The number of shares outstanding of each of the Issuer's classes of common equity, as of MARCH 31, 1997, was 9,933,733.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                    PART I


ITEM 1.    DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

     Kinetic Ventures Ltd. (formerly known as Neuro Navigational Corporation) (the "Company") was incorporated in the State of California, United States, on May 20, 1991. On December 31, 1993, the Company was reincorporated in the State of Delaware, United States. The Company's principal executive offices are located at 1095 West Pender Street, Suite 850, Vancouver, British Columbia, Canada V6E 2M6.

     In May 1994, the Company completed an initial public offering in Canada of 3,000,000 shares of Common Stock at US $2.00 per share and the distribution of 1,833,333 shares of Common Stock to holders of previously issued special warrants.

     On November 13, 1995, the Company issued and sold to Ballard Medical Products, a Utah corporation ("Ballard") 200,000 shares of Series A Preferred Stock ("Preferred Stock") which, if converted, would have represented 19.5% of the Company's capital stock for US$2 million pursuant to a Stock Purchase and Option Agreement dated July 17, 1995 (the "Ballard Agreement"). Under the Ballard Agreement, Ballard paid to the Company US$500,000 as nonrefundable consideration for an option (the "Ballard Option") to acquire all of the assets of the Company during the 24 month period following the closing of the sale of the Preferred Stock. On November 13, 1995, at a Special Meeting of Stockholders (the "Special Meeting") called for the purpose, the stockholders of the Company approved the execution, delivery and performance by the Company of the Ballard Agreement, including thereby approval of, among other things, (i) the Company's grant to Ballard of the Ballard Option to purchase and acquire all of the assets of the Company and its subsidiary, Endovascular, Inc., (ii) in the event that Ballard exercised the Ballard Option, the subsequent sale of all of such assets, and (iii) in the event that Ballard exercised the Ballard Option, the amendment to the Company's Certificate of Incorporation to change the corporate name to such name as the Board of Directors may determine in its discretion. The stockholder approval approved all matters provided under the Agreement, including the issuance and sale of Preferred Stock to Ballard.

     On February 28, 1997, the Company received notice of Ballard's exercise of the Ballard Option and on March 20, 1997, the sale of substantially all the Company's assets to Ballard was completed. The purchase price for the assets was $4,245,422, plus an adjustment for prepaid rent of $2,233. Deducted from the purchase price were the $500,000 consideration paid for the option under the Option Agreement, $198,631 of liabilities assumed, $3,671,471 principal and interest owing by the Company to Ballard and liquid assets of $11,695, or a net purchase price deficiency of $134,142. The Company's 200,000 shares of Series A Preferred Stock were redeemed for $2,281 and retired. The deficiency of $134,142 in the payment of the purchase price is represented by the Company's 10% promissory note due on demand.

     The Company agreed to indemnify Ballard against certain losses in connection with the transaction. An agreement to place in escrow 10% of the asset purchase price to secure the Company's indemnification obligation was waived at the closing of the transaction.

     Concurrently, pursuant to authorization granted by the stockholders at the Special Meeting, the Company changed its name to Kinetic Ventures Ltd. Also, effective March 20, 1997, the following executive officers and Directors resigned:

           NAME                   POSITION

           William J. Worthen     President, Chief Executive Officer, Director
           Harold R. Wolcott      Director
           Kenneth R. Sorenson    Director
           Richard Randall        Director


     Mr. Brian Bayley remained as a Director of the Company and was elected its President. In addition, A. Murray Sinclair, Jr. and Jennine Ballard were elected Directors.

     As a consequence of the sale of all its assets, the Company no longer has any material assets or business operations or liabilities other than the outstanding 10% demand note in the principal amount of $134,142 owing to Ballard. The Company's Board of Directors does not intend to liquidate the Company and intends to seek to raise additional capital to finance further business ventures. The terms on which such capital will be raised have not been established and there can be no assurance that the Company's management will be successful in raising additional capital or in locating or acquiring any further business ventures or that any such ventures as are acquired will be successful.


FORMER BUSINESS OF THE COMPANY

     Prior to the closing under the Ballard Option, the Company was engaged in developing, manufacturing and marketing fiberoptic imaging technology and software and disposable microtools designed for minimally invasive brain surgery. The Company also was engaged in developing products for vascular surgery. Initially the Company was primarily engaged exclusively as a research and development company and shortly prior to December 31, 1993 began manufacturing and marketing certain of its products. Prior to the closing under the Ballard

Option, the Company manufactured and marketed a line of neurosurgery products which included disposable microendoscopes, related instruments and accessories, and modular integrated visualization systems.

     The Company conducted its neurosurgery business directly and its vascular business through Endovascular, Inc. (the "Subsidiary"), a wholly-owned subsidiary.

     Since the completion of the sale of substantially all of the Company's assets to Ballard on March 20, 1997, the Company is no longer engaged in the manufacture or marketing of medical instruments, devices or technology.


PROPOSED BUSINESS PLANS

     As of April 1, 1997, the Company has no active business operations. Its management intends to attempt to seek to have the Company enter into further business operations. Management is currently reviewing various alternatives relating to further business activities for the Company, but no specific business activities have been identified and no agreements or agreements in principal have been entered into whereby the Company will again be engaged in any business activities. In addition, management has made no decision as to any specific industries or geographical areas where any such future business activities may be undertaken. Although management believes that its future business activities will be the result of the acquisition of an existing business, there can be no assurance with respect thereto and the Company may become engaged in such activities through other means. Management may seek to raise additional capital to enable it to become engaged in further business activities to finance an acquisition of an existing business or it may effectuate the acquisition through a merger, consolidation or other issuance of shares of the Company's Common Stock.

     There can be no assurance that the Company will be successful in effectuating the acquisition of any further business operations. In addition, there can be no assurance that the terms of such acquisition may not be dilutive to the Company's existing stockholders or that such terms will be advantageous to the Company. There can be no assurance that the Company will be successful in its attempts to enter into any further business activities.

     Until such time as the Company is successful in entering into further business activities, it should be expected that the Company will not realize any material revenues.

ITEM 2.    DESCRIPTION OF PROPERTIES

     Since March 20, 1997, the Company's executive office has been located at 1095 West Pender Street, Suite 850, Vancouver, British Columbia, Canada V6E 2M6, on a month-to-month basis as a tenant-at-will of Quest Management Co. See "Management" and "Common Stock Ownership of Certain Beneficial Owners and Management."



ITEM 3.    LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On May 20, 1994, the Company completed a public offering in Canada of 3,000,000 shares of Common Stock at US $2.00 per share and the distribution (without payment of additional consideration) of 1,833,333 shares of Common Stock to holders of previously issued Special Warrants, for an aggregate of 4,833,333 shares of Common Stock. Through March 27, 1997, the Company's Common Stock was listed on the Toronto Stock Exchange, at which time it was suspended due to the Company's financial condition.

     The following represents high and low closing sale prices by quarter as reported by the Toronto Stock Exchange for each of the calendar quarters of 1995 and 1996 and the first calendar quarter of 1997:



YEAR     QUARTER     HIGH        LOW
                  (IN CANADIAN DOLLARS)
----------------------------------------

1995     First         $0.75      $0.25
         Second        $0.70      $0.38
         Third         $0.52      $0.26
         Fourth        $0.35      $0.22

1996     First         $0.34      $0.19
         Second        $0.50      $0.25
         Third         $0.28      $0.18
         Fourth        $0.27      $0.16

1997     First         $0.30      $0.18



     As of December 31, 1996, there were 9,933,733 shares of the Company's Common Stock issued and outstanding, which were owned by approximately 200 holders of record, and 200,000 shares of Preferred Stock (convertible into 2,406,308 shares of Common Stock) issued and outstanding, which were held by one holder of record. On March 20, 1997, the shares of Preferred Stock were redeemed and retired.

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future, but intends to retain future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-KSB. In addition the Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the information set forth in "Item 1. Description of Business - Proposed Business Plans," and elsewhere herein relating to the Company's intentions and efforts to enter into further business activities are forward-looking statements. Various factors, including the inability of management to identify, locate and acquire in a timely manner future business activities, among other matters discussed in this Report, may adversely affect the Company's ability to remain in existence. Failure to locate further business activities could lead to the dissolution of the Company.

     Until the Company is successful in entering further business activities, it can be expected that its revenues will be nominal.

SELECTED FINANCIAL DATA

     The selected financial data set forth below have been derived from the Company's consolidated financial statements which appear elsewhere herein. The selected statement of operations data for the year ended December 31, 1996 and the balance sheet information at that date have been derived from the Company's consolidated financial statements for that year that have been audited by Raimondo, Pettit & Glassman, independent auditors. The selected statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data at December 31, 1995 have been derived from the Company's consolidated financial statements for those years that have been audited by Coopers & Lybrand L.L.P. The selected financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Operating results for any particular period are not necessarily indicative of results for any future period.



              SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA:
--------------------------------------------------------------------------------
                                      1996          1995          1994
                                ------------------------------------------------

Total Revenues                    $ 2,103,246   $ 2,218,299   $   888,441

Cost of goods sold                  1,417,399     1,726,345     1,281,928

Gross profit (loss)                   685,847       491,954      (393,487)

Operating expenses                  3,598,038     3,901,570     3,007,580

Interest income (expense), net       (162,657)      (13,554)       48,894

Other income - Ballard Option             -0-       500,000           -0-

Net loss                          $(3,059,333)  $(2,892,799)  $(3,360,851)





                   SELECTED CONSOLIDATED BALANCE SHEET DATA:
--------------------------------------------------------------------------------
                                                     AT DECEMBER 31,
                                       -----------------------------------------
                                                  1996            1995
                                       -----------------------------------------

Working capital (deficiency)                    $(1,658,896)  $ 1,411,697

Total assets                                      2,376,400     2,326,992

Current portion of long-term debt                     2,065         1,759

Long-term debt                                        4,026         6,090

Convertible redeemable preferred stock            1,867,795     1,867,795

Total stockholders' deficit                      (3,202,134)     (142,801)



YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Net Sales. Net sales decreased from $2,218,299 in 1995 to $2,103,246 in 1996, a decrease of $115,053. The decrease in sales is attributable to reduced activity by the Company's distributor in Japan, Target Therapeutics. This distribution contract was terminated effective March 6, 1997.

     Gross Profit. Gross profit increased to $685,847 in 1996 as compared to a gross profit of $491,954 in 1995 or an increase of $193,893. This increase was due to increased yields in manufacturing and a reduction in manufacturing overhead.

     Research and Development. Research and development activities for the year ended December 31, 1996 were $977,450 or a decrease of $440,438 as compared to $1,417,888 for the year ended December 31, 1995. This decrease was due to a reduction in personnel and related benefit costs and decreases in expenses associated with the development of the Company's vascular products, including clinical trials and regulatory submissions.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $1,770,464 for 1996 as compared to $1,464,649 for the year ended December 31, 1995, an increase of $305,815. This increase was a result of increased selling costs associated with enhanced efforts in the promotion and marketing of products, personnel and related benefit costs, attendance at and hosting of clinical education seminars, and participation in trade shows.

     General and Administrative Expenses. General and administrative expenses decreased by $168,909 to $850,124 for the year ended December 31, 1996 from $1,019,033 for 1995. This decrease was due primarily to lower insurance premiums for product liability coverage and Directors and Officer liability insurance and a decrease in consulting and legal fees.

     Net Interest Expense/Income. The Company reported net interest expense of $162,657 for 1996 as compared to net interest expense of $13,554 for 1995. The increase of $149,103 was due primarily to interest accrued on the Ballard loan balance.

     Net Loss. Net loss for the year ended December 31, 1996 was $3,059,333, an increase of $166,534 as compared to a net loss of $2,892,799 for 1995 (including other income of $500,000 from the Ballard Option).

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     Net Sales. Net sales increased from $888,441 in 1994 to $2,218,299 in 1995, an increase of $1,329,858. The growth in sales is attributable to an increase in sales support staff and increasing market acceptance of the Company's products for neurosurgery applications.

     Gross Profit.   Gross profit increased to $491,954 in 1995 as compared to a negative gross margin of ($393,487) in 1994 or an increase of $885,441. This increase was due to increased yields in manufacturing and the absorption of manufacturing overhead and fixed costs as a result of increased sales volume. The Company expects that to the extent that sales volume increases and if there are no unexpected increases in variable costs, the fixed costs as a percentage of cost of goods sold may continue to decrease, which, if achieved, would result in further increases in gross margins. While the Company currently believes it is unlikely that variable costs will increase unexpectedly in the foreseeable future, there can be no assurance that such unexpected increase will not occur, and such an unexpected increase could prevent or delay the Company's achievement of further increases in gross margins.

     Research and Development. Research and development activities for the year ended December 31, 1995 were $1,417,888 or an increase of $186,959 as compared to $1,230,929 at December 31, 1994. This increase was due to an increase in personnel and related benefit costs and an increase in expenses related to the Company's vascular products including clinical and regulatory submissions.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $1,464,649 for 1995 as compared to $984,902 for the year ended December 31, 1994, an increase of $479,747. This increase was a result of the Company's increased efforts in the marketing of its products including the addition of sales personnel, commissions to independent sales representatives, attendance at and hosting clinical education seminars, and participation in trade shows.

     General and Administrative Expenses. General and administrative expenses increased by $227,284 to $1,019,033 for the year ended December 31, 1995 from $791,749 for 1994. This increase was due primarily to insurance premiums for increased product liability coverage and Directors and Officers liability insurance, increased professional fees and an increase in personnel.

     Net Interest Expense/Income. The Company reported net interest expense of $13,554 for 1995 as compared to net interest income of $48,894 for 1994. In May of 1994 the Company completed its initial public offering and invested the net proceeds of these funds. These funds were used for working capital purposes in 1995 and hence were not available to generate interest income.

     Net Loss. Net loss for the year ended December 31, 1995 was $2,892,799 (including other income of $500,000 from the Ballard Option), a decrease of $468,052 as compared to a net loss of $3,360,851 for 1994.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $(1,658,896) at December 31, 1996 as compared to working capital of $1,411,697 at December 31, 1995. From inception through December 31, 1996, the Company's sources of funding for operations were derived from a combination of debt and equity placements of approximately $19,908,000 (including gross proceeds in the amount of $2,500,000 from the sale of 200,000 shares of preferred stock and the sale of an option to acquire all of the assets of the Company to Ballard and $8,625,000 from the Company's initial public offering of Common Stock and conversion of special warrants to Common Stock in 1994) and approximately $7,247,000 of short term loans from three separate entities, $572,000 from Connect Intertel Media, formerly Medsana Medical Systems Inc., $3,135,000 from Quest Capital, Inc. and $3,540,000 from Ballard. Except for indebtedness of $3,260,000 owing to Ballard, the Company had minimal indebtedness as of December 31, 1996.

     As of December 31, 1996, the Company expected to incur substantial additional operating losses as a result of expenditures related to the marketing and sales support functions, research and product development activities, completion and initiation of clinical trials for current and future products and establishment of increased manufacturing capacity. The Company's ability to make these expenditures throughout 1997 and thereafter would have depended upon the timely availability of capital which was unavailable to the Company at December 31, 1996. The timing and amounts of these expenditures would have depended upon many factors, some of which were beyond the Company's control, such as the results of clinical trials, the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of the Company's research and development programs, and market acceptance of the Company's products.

     The Company's cash resources at December 31, 1996 were minimal and through the period November 13, 1995 through March 19, 1997 the Company borrowed $3,540,000 from Ballard to fund operations. The Ballard Agreement provided for a line of credit up to $500,000 commencing eight months after the closing of the sale of Preferred Stock to finance operating expenses. The commencement date for this line of credit anticipated an eight month period beginning in July 1995 when the Ballard Agreement was signed. However the Ballard Agreement was not approved by stockholders until November 1995, four months later. The Company began borrowings against this credit facility in January 1996 and as of December 31,

1996 the Company had borrowed $500,000 plus $2,760,000 in addition to the line of credit for a total of $3,260,000.

     The Company had, at December 31, 1996, no commitments for any other credit facilities such as revolving loans or lines of credit that could provide additional working capital. Given the current sales volume and applications of cash, further capital additions would have been necessary to sustain the Company's growth until it became cash positive.



ITEM 7.    FINANCIAL STATEMENTS

     The response to this Item is included in a separate section of this Report. See Index to Financial Statements on page F-1.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's former independent accountants, Coopers & Lybrand L.L.P. ("Coopers") resigned from that capacity on November 8, 1996.

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

     The former independent accountants resigned from their position on November 8, 1996. The resignation was not presented to or considered by the Board of Directors or any audit or similar committee of the Board and, therefore, the decision was not recommended or approved by the Board or any such committee.

     During the period covered by the financial statements through the date of resignation of the former accountants, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     A letter from the former independent accountants for the Company is attached as an Exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1996.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and Executive Officers of the Company and their ages as of March 31, 1997 are as follows:



     NAME                      AGE             POSITION

    Brian Bayley                43             President and Director

    A. Murray Sinclair, Jr.     36             Director

    Jennine M. Ballard          46             Director



     BRIAN BAYLEY has served as Director of the Company since February 1995 and was appointed President in March 1997. He is also President and director of Quest Management Corp., a private management company. Previously, Mr. Bayley held the positions of director, President, Chief Executive Officer, Secretary and Vice-President, Corporate Administration of Quest Oil & Gas, Inc. (formerly Quest Capital Corporation). Quest Oil & Gas, Inc. was a publicly-traded oil and gas company whose shares traded on The Toronto Stock Exchange. On April 22, 1997, substantially all the assets of Quest Oil & Gas, Inc. were acquired by EnerMark Income Fund. Prior to that, he worked with the Vancouver Stock Exchange and a private management company. Mr. Bayley holds an MBA from Queen's University, Kingston, Ontario. Mr. Bayley currently serves as Director of Arlington Ventures Ltd., Brandale Food Services, Inc., Ella Resources, Inc., Gothic Energy Corporation, Greystar Resources Ltd., Ionic Ventures, Inc., Marchwell Capital Corp., Network Telemetrics Ltd., Rhodelta Software, Inc., Ventel, Inc. and Western Copper Holdings Limited.

     MR. SINCLAIR was appointed a director of the Company on March 21, 1997. He is also President and a director of Quest Ventures Ltd., a private merchant banking company. Previously he was Managing Director of Quest Oil & Gas, Inc. (formerly Quest Capital Corporation). Quest Oil & Gas, Inc. was a publicly-traded oil and gas company whose shares traded on The Toronto Stock Exchange. Prior to that, he was President and director of Noramco Capital Corp., a private investment company. Mr. Sinclair holds a B.Comm. from Queen's

University, Kingston, Ontario. Mr. Sinclair currently serves as Director of Arlington Ventures Ltd., Breakwater Resources Ltd., Brimstone Gold Corp., Coronado Resources, Inc., Great Lakes Minerals, Inc., Network Telemetrics Ltd., RTO Enterprises, Inc., Santa Cruz Minerals,Inc., Sextant Enterprise Corp. and Ventel, Inc.

     MS. BALLARD was elected a Director of the Company on March 21, 1997. She has, since April 1994, been employed as a consultant to publicly traded companies on Canadian securities regulatory matters. From April 1991 to April 1994, she was employed by Quest Capital Corporation (formerly known as Noramco Mining Corporation) in a corporate administrative capacity.

     There is no family relationship between any of the directors or executive officers of the Company.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Under the securities laws of the United States, the Company's directors, its officers, and any person holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). Specific filing deadlines of these reports have been established and the Company is required to disclose in this Annual Report on Form 10-KSB any failure to file by these dates during the fiscal year ended December 31, 1996.

ITEM 10.   EXECUTIVE COMPENSATION

                            MANAGEMENT COMPENSATION

     The following table sets forth all compensation paid by the Company during the three fiscal years ended December 31, 1996 to the Chief Executive Officer and the other executive officer whose total annual compensation in such year exceeded $100,000 (collectively the "Named Executive Officers"). All dollar amounts are provided in U.S. dollars.


                          SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION
                                   -------------------
                                                            SECURITIES
        NAME AND                                            UNDERLYING
   PRINCIPAL POSITION     YEAR      SALARY     BONUS       OPTIONS/SARs
                                      ($)       ($)            (#)
---------------------     ----     ------      -----      --------------

William J. Worthen,       1996     $140,000
President and Chief       1995      140,000      --       330,000 /(1)/
                          1994      126,756      --        20,000 /(2)/

William Rigas             1996     $109,148
Vice-President - Sales    1995      111,798      --       100,333 /(3)/
                          1994       94,780      --        11,000 /(4)/

--------------------------
(1)  Includes options for 304,000 shares which were repriced on March 27, 1995.
(2) Such options to purchase 20,000 shares are also reflected in 1995 as repriced options.
(3)  Includes options for 100,333 shares which were repriced on March 27, 1995.
(4) Such options to purchase 11,000 shares are also reflected in 1995 as repriced options.


     No options were granted during the year ended December 31, 1996 to either of the Named Executive Officers, and under the terms of their options, such options expired on April 20, 1997. Both of the Named Executive Officers resigned from their employment with the Company on March 20, 1997.

     The following table sets forth certain information as of December 31, 1996 regarding options held by the Named Executive Officers. Such executive officers did not exercise any options during the fiscal year ended December 31, 1996.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                      NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                     UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS/SARs
                  OPTIONS/SARS AT FISCAL YEAR-END     AT FISCAL YEAR-END ($)/1/
                               (#)
      NAME          EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
----------------  -------------------------------     -------------------------

William J. Worthen          295,667/34,333                      0/0
William Rigas                83,612/16,721                      0/0

--------------------------

(1) There were no in-the-money options outstanding at year-end held by the Named Executive Officers calculated based on a price of $0.22 per share, which was the closing price for the Company's Common Stock on December 31, 1996, the last day the Company's stock traded in 1996, less the exercise price. All such options expired on April 20, 1997.


EMPLOYMENT AGREEMENTS

   As a condition to the sale of the Preferred Stock and Option to Ballard, certain "Key Employees" entered into an Employment Agreement (Employment Agreement) with the Company. These Key Employees included, William Worthen (President and Chief Executive Officer), Brett Scott (Chief Financial Officer and Secretary), Thomas Whitehair (Vice-President, Marketing), Robert Hill (Vice-President, Manufacturing) and Karen Salinas (Director, Regulatory Affairs and Quality Assurance) (collectively, the "Key Employees"). The Employment Agreements generally provided for the continued employment of each Key Employee for a three-year period on terms substantially similar to the terms of such Key Employee's employment prior to the agreement (other than with respect to the severance obligations described below), subject to earlier termination at the option of the Key Employee or for cause. In the event that the employment of any Key Employee is terminated by the Company other than for cause, the Employment Agreements provide for severance payments equal to such employee's regular monthly salary as well as health insurance benefits (with substantially the same coverage provided by the Company prior to termination) for the number of months remaining on the original three-year term thereof. The Employment Agreements provided for initial salaries of US $140,000 and $100,485 for William Worthen and Robert Hill, respectively; all other Key Employees will receive salaries of less than $100,000 per year in amounts consistent with current salary levels. The Employment Agreements do not provide for acceleration of vesting on outstanding stock or options or for the grant of new stock or options. All of such agreements were terminated on March 20, 1997.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            COMMON STOCK OWNERSHIP
                  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 30, 1997, the Company had issued and outstanding 9,933,733 shares of its Common Stock. The following table sets forth, as of the Record Date, certain information regarding beneficial ownership of the Common Stock by
(i) those persons beneficially holding more than five percent of the Company's Common Stock, (ii) the Company's directors who beneficially own shares of the Common Stock and (iii) all of the Company's directors and officers as a group.

                                          NUMBER OF SHARES    PERCENTAGE OF
                                            BENEFICIALLY       OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER/(1)/    OWNED /(2)/       COMMON STOCK
--------------------------------------------------------------------------------

Brian Bayley /(3)/                               680,848            6.8%

A. Murray Sinclair, Jr. /(3)/                    680,848            6.8%

Quest Ventures, Ltd.
1095 West Pender Street - Suite 850              680,848            6.8%
Vancouver, British Columbia, Canada
 V6E 2M6

Connect Intertel Media (formerly
 Medsanna                                      1,045,301            8.5%
   Medical Systems, Inc.)
1190 Hornby Street - 12/th/ Floor
Vancouver, British Columbia, Canada
 V6Z 2L3

Seven Seas Intercontinental Carriers
 Limited                                         815,242            8.2%
46-50 Kensington Plaza
Jersey  2E4 8P5 Channel Islands

Loire Sextant S.A.
16 Saville Row                                   815,242            8.2%
London, England  W1X 1AE

All officers and directors as a group            680,848            6.8%
  (2 persons)

---------------------------

(1)  Unless otherwise indicated, the address of such person is c/o the Company.

(2) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following March 31, 1997.

(3) Consists of 680,848 shares of Common Stock owned by Quest Ventures, Ltd. of which Mr. Sinclair is President and Mr. Bayley is a Director. Such persons disclaim beneficial ownership of such shares.


ESCROWED SHARES

     In compliance with the requirements of the Securities Act (Ontario) and the securities laws of certain other Provinces of Canada, and pursuant to an agreement (the "Escrow Agreement") dated as of March 11, 1994 between Montreal Trust Company of Canada (the "Escrow Agent"), Quest Oil & Gas,Inc. ("Quest"), Connect and the Company, 2,523,142 shares of Common Stock (the "Escrowed Shares") owned directly or indirectly by Quest and Connect were deposited with the Escrow Agent. The Escrow Agent released 10% of the Escrowed Shares on December 24, 1994, 20% on December 24, 1995, 20% on December 24, 1996 and will release the remainder of the Escrowed Shares as follows: (a) 20% on December 24, 1997; and (b) the remaining 30% on December 24, 1998. Under the Escrow Agreement, the Escrowed Shares may not be sold, pledged as security or otherwise disposed of without the prior consent of the applicable securities commissions and other regulatory authorities. Quest has transferred beneficial ownership of such shares to Quest Ventures, Ltd. subject to Ontario Securities Commission approval.



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 13, 1995, the Company sold to Ballard 200,000 shares of Preferred Stock which upon conversion represented 19.5% of the Company's capital stock for US$2 million pursuant to the Ballard Agreement. Under the Ballard Agreement, Ballard paid to the Company US$500,000 as nonrefundable consideration for the Ballard Option to acquire all of the assets of the Company during the 24 month period following the closing of the sale of the Preferred Stock. On February 28, 1997, the Company received notice from a wholly owned subsidiary of Ballard of Ballard's exercise of the Ballard Option and on March 20, 1997, the sale of substantially all the Company's assets to Ballard was completed. The purchase price for the assets was

$4,245,422, plus an adjustment for prepaid rent of $2,233. Deducted from the purchase price were the $500,000 consideration paid for the option under the Option Agreement, $198,631 of liabilities assumed, $3,671,471 principal and interest owing by the Company to Ballard and liquid assets of $11,695, or a net purchase price deficiency of $134,142. The Company's 200,000 shares of Series A Preferred Stock were redeemed and retired. The deficiency of $134,142 in the payment of the purchase price is represented by the Company's 10% promissory note due on demand. The Company agreed to indemnify Ballard against certain losses in connection with the transaction.

     The Ballard Agreement also provided for a line of credit up to $500,000 commencing eight months after the closing of the sale of Preferred Stock to finance operating expenses. The commencement date for this line of credit anticipated an eight month period beginning in July 1995 when the Ballard Agreement was signed. The Ballard Agreement was approved by shareholders in November 1995, four months later. The Company began borrowings against this credit facility in January 1996 and as of March 20, 1997 the Company has borrowed $500,000 and an additional $3,040,000 in addition to the line of credit for a total of $3,540,000.

     Under the Ballard Agreement two nominees of Ballard served on the Company's Board of Directors through March 20, 1997, and the Company's conduct of its business was subject to certain restrictions, during the option term. Mr. Harold Wolcott and Kenneth Sorenson joined the Board as Ballard's nominees and resigned on March 20, 1997.

     For a description of the Employment Agreement with Executive Officers see "Executive Compensation - Employment Agreements."



ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements are filed as part of this report:

                                                                PAGE
Index to Consolidated Financial Statements                      F-1
Report of Raimondo, Pettit & Glassman                           F-2
Report of Coopers & Lybrand L.L.P.                              F-3
Consolidated Balance Sheets at                                  F-4
 December 31, 1996 and 1995
Consolidated Statements of Operations
 for the years ended December 31, 1996 and 1995                 F-6


                                                                PAGE

Consolidated Statements of Stockholders' Equity
 (Deficit) for the years ended December 31, 1996 and 1995       F-7
Consolidated Statements of Cash Flows for the
 years ended December 31,1996 and 1995                          F-8
Notes to Consolidated Financial Statements                      F-10


(a)(2)   EXHIBITS


Exhibit
Number        Description
-------       -----------

3(i)          Certificate of Incorporation of the Registrant, as
              amended.
3(ii)         Bylaws of the Registrant, as amended. (1)
4.1           Specimen stock certificate of the Registrant. (1)
10.1*         Restated 1993 Stock Incentive Plan. (1)
10.2*         Restated Officers' Stock Warrant Plan. (1)
10.3*         1994 Directors Stock Option Plan. (1)
10.4*         1994 Stock Option Plan. (1)
10.5*         1993 Stock Incentive Plan. (1)
10.6          Standard Industrial Lease dated May 22, 1991 by
              and between Registrant and Olen (Group I)
              Properties Corp., a Nevada corporation as amended
              on June 24, 1991 and as further amended on July
              13, 1994 for 3180 Pullman Street, Costa Mesa, CA
              92626. (1)
10.7          Escrow Agreement, dated March 11, 1994, among the
              Registrant, Noramco Mining Corporation, Medsana
              Medical Systems, Inc. and Montreal Trust Company
              of Canada. (1)
10.8*         Form of Warrant Agreement between the Registrant
              and officers of the Registrant. (1)
10.9*         Form of Warrant Agreement between the Registrant
              and William J. Worthen. (1)


10.10 Settlement Agreement dated July 10, 1992, as amended December 15, 1992, among, on one hand, Anthony A. Nobles, Kwok-Yeung Alexander Lai,
              Nobles-Lai Engineering Inc. and Surgical Visions,
              Inc. and, on the other hand, North Fork Ventures
              Ltd., Registrant and Endovascular, Inc. (1)
10.11         Agreement dated July 1, 1993 among Medsana Medical
              Systems Inc., Noramco Mining Corporation, Harold
              C. Moll and Registrant. (1)
10.12 Distribution Agreement dated December 30, 1993, between the Registrant and Target Therapeutics, Inc. (1)
10.13         Plan and Agreement of Merger dated December 17,
              1993, between the Registrant and Neuro
              Navigational Merger Co. (1)
10.15*        Form of Indemnification Agreement between the
              Registrant and its officers and directors. (1)
10.16         Stock Purchase and Option Agreement dated July 17,
              1995 between the Registrant and Ballard Medical
              Products, including all exhibits thereto. (2)
10.17 Distribution Agreement dated March 22, 1996, between the Registrant and Elekta.
21.1          Subsidiaries of the Registrant.
               None

*  Management compensatory plan or agreement.

(1) Filed as an Exhibit with the same exhibit number to Neuro Navigational Corporation Form 10-SB No 0-25136 dated September 30, 1994.
(2) Filed as Exhibit (exhibit number 2.1) to Neuro Navigational Corporation Form 8-K dated July 17, 1995.


(b)  REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                               NEURO NAVIGATIONAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------



INDEPENDENT AUDITORS' REPORT                              F-2

REPORT OF INDEPENDENT ACCOUNTANTS                         F-3

FINANCIAL STATEMENTS

   Consolidated Balance Sheets                     F-4 to F-5

   Consolidated Statements of Operations                  F-6

   Consolidated Statements of Changes in
      Stockholders' Equity (Deficit)                      F-7

   Consolidated Statements of Cash Flows           F-8 to F-9

   Notes to Consolidated Financial Statements    F-10 to F-21

           [LETTERHEAD OF RAIMONDO, PETTIT & GLASSMAN APPEARS HERE]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Neuro Navigational Corporation
Costa Mesa, California

We have audited the accompanying consolidated balance sheet of Neuro Navigational Corporation for the year ended December 31, 1996 and the related consolidated statement of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 1995 were audited by other auditors, whose report, included elsewhere in this Form 10-KSB, included an explanatory paragraph with respect to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neuro Navigational Corporation as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and a stockholders' deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters and the sale of most of the Company's assets subsequent to year end are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               RAIMONDO, PETTIT & GLASSMAN

Torrance, California
February 28, 1997, except for
Note 11 as to which the date
is March 20, 1997.

              [COOPERS & LYBRAND L.L.P. LETTERHEAD APPEARS HERE]



                       REPORT OF INDEPENDENT ACCOUNTANTS
                               -----------------


To the Board of Directors
 and Shareholders of
 Neuro Navigational Corporation


We have audited the consolidated balance sheet of Neuro Navigational Corporation as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of Neuro Navigational Corporation as of December 31,1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced losses from operations and has an accumulated deficit that raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



COOPERS & LYBRAND L.L.P.
Newport Beach, California
March 1, 1996




Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a Swiss limited liability association.

                                                  NEURO NAVIGATIONAL CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

December 31,                                                    1996        1995
--------------------------------------------------------------------------------

ASSETS (NOTE 6)

Cash and cash equivalents                                 $  105,204  $  280,115
Accounts receivable - net of allowance for
  doubtful accounts of $17,000 in 1996 and 1995              379,873     390,728
Inventories                                                1,519,099   1,270,311
Prepaid expenses                                              43,641      66,451
--------------------------------------------------------------------------------

Total current assets                                       2,047,817   2,007,605
--------------------------------------------------------------------------------

Property and equipment, net                                  322,360     229,139
Other assets                                                   6,223      90,248
--------------------------------------------------------------------------------

TOTAL ASSETS                                              $2,376,400  $2,326,992
--------------------------------------------------------------------------------

                            The accompanying notes are an integral part of these
                                              consolidated financial statements.

                                                 NEURO NAVIGATIONAL CORPORATION

                                                    CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

December 31,                                                 1996          1995
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Obligation under capital lease, current portion       $     2,065  $      1,759
Notes payable - Ballard Medical Products                3,260,000           -
Accounts payable and accrued expenses                     444,648       594,149
-------------------------------------------------------------------------------

Total current liabilities                               3,706,713       595,908
-------------------------------------------------------------------------------

Obligation under capital lease, net of current
  portion                                                   4,026         6,090
-------------------------------------------------------------------------------

Total liabilities                                       3,710,739       601,998
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 8)

Convertible redeemable preferred stock, $0.01 par value,
  $10 per share liquidation value, 1,000,000 shares
  authorized, 200,000 shares issued and outstanding     1,867,795     1,867,795

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 40,000,000 shares
  authorized, 9,933,733 issued and outstanding              9,934         9,934
Additional paid-in capital                             13,848,284    13,848,284
Accumulated deficit                                   (17,060,352)  (14,001,019)
-------------------------------------------------------------------------------

Total stockholders' deficit                            (3,202,134)     (142,801)
-------------------------------------------------------------------------------

Total liabilities, redeemable preferred stock and
  stockholders' deficit                               $ 2,376,400   $ 2,326,992
-------------------------------------------------------------------------------

                            The accompanying notes are an integral part of these
                                              consolidated financial statements.

                                                 NEURO NAVIGATIONAL CORPORATION

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------

For the years ended December 31,                             1996          1995
-------------------------------------------------------------------------------
SALES                                                 $ 2,103,246   $ 2,218,299
COST OF SALES                                           1,417,399     1,726,345
-------------------------------------------------------------------------------

GROSS PROFIT                                              685,847       491,954
-------------------------------------------------------------------------------

OPERATING EXPENSES

  Research and development                                977,450     1,417,888
  Sales and marketing                                   1,770,464     1,464,649
  General and administrative                              850,124     1,019,033
-------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                3,598,038     3,901,570
-------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest expense, net                                  (162,657)      (13,554)
  Income from Ballard option                                   -        500,000
  Other income, net                                        19,115        32,121
--------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (3,055,733)   (2,891,049)

PROVISION FOR INCOME TAXES                                  3,600         1,750
--------------------------------------------------------------------------------

NET LOSS                                              $(3,059,333)  $(2,892,799)
--------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE                             $     (0.31)  $     (0.29)
--------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                           9,933,733     9,933,733
-------------------------------------------------------------------------------

                            The accompanying notes are an integral part of these
                                              consolidated financial statements.

                                                  NEURO NAVIGATIONAL CORPORATION

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

------------------------------------------------------------------------------

For the years ended December 31, 1996 and 1995
------------------------------------------------------------------------------
                                                                      Total
                       Common Stock      Additional                Stockholders
                     -----------------    Paid-in    Accumulated      Equity
                      Shares   Amount     Capital      Deficit       (Deficit)
------------------------------------------------------------------------------
Balances,
 December 31,
 1994               9,933,733  $9,934  $13,848,284  $(11,108,220)  $ 2,749,998

Net loss for
 the year ended
 December 31,
 1995                                   (2,892,799)  (2,892,799)

------------------------------------------------------------------------------

Balances,
 December 31,
 1995               9,933,733   9,934   13,848,284   (14,001,019)     (142,801)

NET LOSS FOR
 THE YEAR ENDED
 DECEMBER 31,
 1996                                                 (3,059,333)   (3,059,333)

------------------------------------------------------------------------------

BALANCES,
 DECEMBER 31,
 1996               9,933,733  $9,934  $13,848,284  $(17,060,352)  $(3,202,134)
------------------------------------------------------------------------------

                           The accompanying notes are an integral part of these
                                              consolidated financial statements.

                                                 NEURO NAVIGATIONAL CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

For the years ended December 31,                              1996         1995
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(3,059,333) $(2,892,799)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Proceeds from Ballard option                              -      (500,000)
      Depreciation and amortization                         95,667       94,604
      Changes in operating assets and liabilities:
        Accounts receivable                                 11,647     (212,308)
        Inventories                                       (248,788)    (213,610)
        Prepaid expenses                                    22,019        7,440
        Accounts payable and accrued expenses             (149,501)      58,837
-------------------------------------------------------------------------------

Net cash used in operating activities                   (3,328,289)  (3,657,836)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (104,863)      (2,435)
  Deposits on molds                                             -       (84,025)


Net cash used in investing activities                     (104,863)     (86,460)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Costs of stock issuances                                      -      (132,205)
  Proceeds from issuance of notes payable                3,260,000    1,375,000
  Principal repayments of notes payable and
    capital lease obligation                                (1,759)  (1,376,498)
  Proceeds from issuance of preferred stock                     -     2,000,000
  Proceeds from Ballard option                                  -       500,000
-------------------------------------------------------------------------------

Net cash provided by financing activities                3,258,241    2,366,297
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                 (174,911)  (1,377,999)

Cash and cash equivalents, beginning of year               280,115    1,658,114
-------------------------------------------------------------------------------

Cash and cash equivalents, end of year                    $105,204     $280,115
-------------------------------------------------------------------------------

                                                  NEURO NAVIGATIONAL CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the years ended December 31,                                1996        1995
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CASH PAID DURING THE YEAR FOR:
      Interest                                                $1,141     $32,200
      Income taxes                                             1,600       1,750
--------------------------------------------------------------------------------

                            The accompanying notes are an integral part of these
                                              consolidated financial statements.

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   THE COMPANY
     -----------

Neuro Navigational Corporation (the "Company") was incorporated in California on May 20, 1991, and reincorporated in Delaware in December 1993, to develop, manufacture and market disposable miniature medical devices and an integrated visualization system designed for minimally invasive neurosurgery, primarily of the brain. The Company is also developing products for vascular surgery.

The Company's largest shareholders are Ballard Medical Products ("Ballard"), a NYSE company located in Draper, Utah; Quest Oil & Gas ("Quest"), formerly Noramco Mining Corporation, a Canadian publicly-listed company; and Connect Intertel Media ("Intertel"), formerly Medsana Medical Systems, Inc., a Canadian publicly-listed company.

The Company has experienced recurring losses from operations and has an accumulated deficit of $17,060,352 at December 31, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The recoverability of the carrying value of the assets is entirely dependent upon the successful development and sale of proprietary surgical instruments for use in the medical industry; the Company's ability to obtain the necessary financing to complete the development; the continued support of its creditors and related parties; the necessary approvals from the FDA; and upon future profitable production and sale of the surgical instruments. Management has endeavored to attain profitability by marketing existing products and has continued to develop products for which it believes there is sufficient market demand.

During the year ended December 31, 1995, the Company sold $2 million in preferred redeemable stock to Ballard and entered into an option agreement whereby Ballard can buy substantially all of the assets of the Company. On February 28, 1997, the Company was notified of Ballard's exercise of its option for a total purchase price of $4.2 million. Ballard has also extended a line of credit that has allowed the Company to continue as a going concern up to the date of these financial statements (see Note 6).

Subsequent to the sale, the Company will continue to exist as a public shell corporation and the accompanying consolidated financial statements have been prepared on a basis of accounting principles applicable to a going concern, and, accordingly, they do not give effect to adjustments that would be necessary should the Company be required to realize its assets and satisfy its liabilities in other than the normal course of business (see Note 11 for the pro forma effect of the sale of assets to Ballard).

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    THE COMPANY (CONTINUED)
      -----------------------

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Endovascular, Inc., a California corporation. All intercompany accounts and transactions have been eliminated in consolidation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers short-term investments which have maturities of three months or less at the date of acquisitions to be cash equivalents.

Inventories
-----------

Inventories are valued at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

Property and Equipment
----------------------

Property and equipment are capitalized at original cost and depreciated or amortized on a straight-line basis over their estimated useful lives as follows:

      Assets                                  Useful Lives
--------------------------------------------------------------------------------
      Office furniture                             3-7 years
      Equipment                                      5 years
      Molds                                         10 years
      Leasehold improvements         Lesser of economic life
                                               or lease term
--------------------------------------------------------------------------------

Amortization on equipment under capital lease is calculated using the straight-line method over the lesser of the term of the lease or the estimated useful life of the equipment.

Maintenance and repairs are expensed as incurred while renewals or betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation and amortization, and any resulting gain or loss is included in operations.

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

Research and Development
------------------------

Research and development costs, including the costs of filing for patents on new products, are expensed as incurred.

Management's Estimates
----------------------

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates relating to the valuation of inventories and property and equipment assume the Company will continue as a going concern and do not take into consideration any change in production, marketing and selling strategies that would exist under new management after the sale of assets to Ballard (Note 6). It is at least possible that such estimates will change in the near term.

Income Taxes
------------

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock Options
-------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.
The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

Stock Options (Continued)
-------------------------

Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Net Loss Per Common Share
-------------------------

Net loss per common share is based on the reported net loss divided by the weighted average number of outstanding common shares. Convertible preferred stock, outstanding warrants and/or options have not been included as their effect would be anti-dilutive.

3.    INVENTORIES
      -----------

Inventories consist of the following at December 31:

                              1996                   1995
                           ----------             ----------

      Raw materials        $  605,996             $  507,045
      Work in process          43,898                144,218
      Finished goods          869,205                619,048
                           ----------             ----------

                           $1,519,099             $1,270,311
                           ==========             ==========

4. PROPERTY AND EQUIPMENT
   ----------------------

Property and equipment consist of the following:

                                         1996                   1995
                                      ----------             ----------
      Office furniture                $  216,867             $  216,867
      Equipment                          432,086                243,199
      Leasehold improvements              93,452                 93,452
                                      ----------             ----------
                                         742,405                553,518
      Less accumulated depreciation
        and amortization                (420,045)              (324,379)
                                      ----------             ----------
                                      $  322,360             $  229,139
                                      ==========             ==========

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.  OBLIGATION UNDER CAPITAL LEASE AND OTHER NOTES PAYABLE
    ------------------------------------------------------

Obligation under capital lease consists of the following at December 31:

                                                1996                   1995
                                             ----------             ----------
    Obligation under capital lease, bearing
      an effective interest rate of 16.15%,
      payable in monthly installments of
      principal and interest of $242,
      maturing in 1999 and collateralized
      by equipment under lease               $    6,091             $    7,849

      Less current portion                       (2,065)                (1,759)
                                             ----------             ----------

                                             $    4,026             $    6,090
                                             ==========             ==========

Notes payable consists of the following:

                                                         1996
                                                      -----------
    Notes payable to Ballard Medical
      Products, collateralized by
      substantially all assets of the
      Company, bearing interest at 10%,
      due on demand                                   $ 3,260,000
                                                      ===========

6.  SALE OF CONVERTIBLE REDEEMABLE PREFERRED STOCK; OPTION TO PURCHASE COMPANY'S
    ----------------------------------------------------------------------------
    ASSETS AND LINE OF CREDIT
    -------------------------

Convertible Redeemable Preferred Stock
--------------------------------------

On July 17, 1995, the Company signed an agreement with Ballard (the "Agreement") and sold to Ballard 200,000 shares of convertible redeemable preferred stock, representing 19.5% of the Company's capital stock on an "as diluted" basis, for $2,000,000 in cash.

The holders of the convertible redeemable preferred stock are entitled to noncumulative dividends at an amount specified by the Board of Directors when and if declared, and can convert, at any time,

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.  SALE OF CONVERTIBLE REDEEMABLE PREFERRED STOCK; OPTION TO PURCHASE COMPANY'S
    ----------------------------------------------------------------------------
    ASSETS AND LINE OF CREDIT (CONTINUED)
    -------------------------------------

their shares into shares of common stock at the conversion rate specified in the Agreement. The preferred stockholders have a liquidation preference of $10 per preferred share or a pro rata distribution of the net assets of the Company, whichever is less. The holders of preferred stock also have voting rights equal to the number of shares of common stock into which the preferred stock could be converted.

Option to Acquire Assets
-------------------------

Under the Agreement, Ballard also paid to the Company $500,000 as nonrefundable consideration for an option (the "Option") to acquire all of the assets of the Company during the 24 month period following the closing of the sale of the Preferred Stock (the "Option Term"). The $500,000 has been recorded as other income in the accompanying 1995 consolidated statement of operations. The asset purchase price is equal to twice the net sales of the Company for the twelve
(12) full calendar months immediately preceding the date of exercise. Ballard will receive credit for Option consideration already paid, any liabilities assumed by Ballard and loans made to the Company by Ballard and the balance of any liquid assets retained by the Company at closing.

Under the provisions of the Agreement, two nominees of Ballard serve on the Company's Board of Directors, and the Company's conduct of its business is subject to certain restrictions during the Option Term. The Company will indemnify Ballard against certain losses in connection with any exercise of the Option and 10% of the asset purchase price will be escrowed for a period of thirty-six months to collateralize the Company's indemnification obligation. This Agreement was approved by the Company's stockholders at a special meeting which took place on November 13, 1995 (the "closing" date).

Upon closing of the sale of assets (see Note 11), the preferred stock issued to Ballard will be redeemed in cash by the Company at a redemption price equal to 19.5% of the Company's liquid assets on hand after close of the asset sale, less retained liabilities, as defined in the Agreement.

Third Party Sale
----------------

In May 1996, Ballard indicated an interest in exercising the option and selling the acquired assets to a third party (collectively a "Transaction") and with the assistance of the Company, retained a financial advisor to assist in arranging a Transaction.

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.  SALE OF CONVERTIBLE REDEEMABLE PREFERRED STOCK; OPTION TO PURCHASE COMPANY'S
    ----------------------------------------------------------------------------
    ASSETS AND LINE OF CREDIT (CONTINUED)
    -------------------------------------

Third Party Sale (Continued)
----------------------------

The financial advisor fees amount to $500,000 of which $125,000 have been prepaid by Ballard and will be entirely paid by Ballard and recovered from the proceeds of the sale Transaction. However, the Company is ultimately jointly and severally liable for the amount due.

In an effort to encourage a group of 27 key employees of the Company (including the Company's executive officers) to remain with the Company until consummation of a Transaction, and perhaps for a limited time thereafter, Ballard and the Company entered into an Agreement effective May 7, 1996 (the "May Agreement") for the benefit of such employees which provides for Ballard's allocation to such employees of a portion of the excess, if any, of Ballard's aggregated proceeds from the Transaction over the option exercise price, certain fees and expenses and other adjustments. The aggregate amount paid by Ballard to the employees is determined by reference to such net proceeds to Ballard, and the allocation of such net proceeds among the employees is based on percentages specified in the May Agreement, which were determined by reference to factors such as options held, seniority and term of employment with the Company.

Line of Credit
--------------

As part of the Agreement, Ballard has also agreed to provide to the Company a line of credit up to $500,000 commencing eight months after the closing of the Agreement to finance operating expenses. The line of credit bears an interest rate of 10% per annum and all outstanding principal and interest is now due on demand. The line of credit is collateralized by the Company's inventories, accounts receivable and other tangible assets. At December 31, 1996, the Company had borrowed a total of $3,260,000 or $2,760,000 in addition to the original line of $500,000. The amounts due to Ballard will be paid from the proceeds of the sale price (see Note 11).

7.  STOCK OPTIONS
    -------------

Employee Stock Option Plan
--------------------------

The Company has adopted the 1994 Employee Stock Option Plan (the "Employee Plan") to grant nonqualified and incentive stock options to employees and consultants up to 1,655,599 shares of the Company's common stock.

The exercise price of the shares under option shall equal the fair market value of the common stock at the date of grant. The term of any stock option may not exceed ten years from the date of grant.

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.  STOCK OPTIONS (CONTINUED)
    -------------------------

Employee Stock Option Plan (Continued)
--------------------------------------

The options are exercisable over ten years and vest in equal one-third annual increments beginning one year from the date of grant over a three-year period. The options terminate 30 days after termination of employment.

During 1995, the Company's Board of Directors and stockholders approved a Stock Option Repricing Program under which certain outstanding common stock options held by employees and consultants of the Company would be amended or exchanged for new common stock options to provide that the exercise price per share of the new options would be reduced to a price consistent with the recent trading price of the Company's common stock. The Board of Directors and stockholders approved the date of March 27, 1995 and an exercise price of $0.30 per share, which price represented fair market value on that date.

Director's Stock Option Plan
----------------------------

The Company has adopted the 1994 Director's Stock Option Plan (the "Directors' Plan") to grant nonqualified stock options to directors up to 130,000 shares of the Company's common stock.

The exercise price of the shares under option shall equal the fair market value of the common stock at the date of grant. The term of any stock option may not exceed five years from the date of grant. The options are exercisable over five years and vest in equal one-third annual increments beginning one year from the date of grant over a three-year period.

A summary of the shares under the Employee Plan and the Directors' Plan are as follows:

                                                 Shares Under   Exercise Price
                                                    Option        Per Share
                                                 -------------  --------------

    Options outstanding at December 31, 1994*       1,120,517   $0.30 to $1.50
      Granted                                         199,249    0.22 to $0.30
      Canceled                                        (92,160)  $0.22 to $0.30
                                                    ---------
    Options outstanding at December 31, 1995        1,227,606   $0.22 to $1.25
      Granted                                           2,500            $0.21
      Canceled                                       (293,044)  $0.22 to $0.30
                                                    ---------
    Options outstanding at December 31, 1996          937,062   $0.21 to $1.25
                                                    ---------

* Includes warrants which were exchanged for options under the 1995 Stock Option Repricing Option Program approved by shareholders during 1995.

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.  STOCK OPTIONS (CONTINUED)
    -------------------------

Directors' Stock Option Plan (Continued)
----------------------------------------

At December 31, 1996, no options were exercised and 735,846 shares had vested under the Employee Plan and the Directors' Plan.

Because the Company's stock has been trading below the option exercise price, the doubt existing about the Company's ability to continue as a going concern and the cancellation of options when the Option to acquire the Company's assets is exercised, management believes the fair market value for the options to be insignificant. Accordingly, the fair market value of the options granted in 1995 and 1996 that would affect - on a pro forma basis - the related income statements is immaterial to the financial statements.

8.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Company leases office space and equipment under the terms of noncancelable operating lease agreements with lease terms through July 1999.

Total rent expense for the years ended December 31, 1996 and 1995 was $74,765 and $74,735, respectively. The minimum lease payments under the terms of these lease agreements are as follows:

Years Ending December 31,
-------------------------

        1997                      $42,799
        1998                        5,780
        1999                        1,692
                                  -------
                                  $ 50,271
                                  ========

Leases will be assumed by Ballard or its successor as part of the exercise of the Option.

Royalties
---------

Royalties are payable to Connect Intertel (formerly Medsana Medical Systems) at the rate of 6% of gross revenues, after deducting third-party distribution commissions actually paid, from the sale of the Disposable Optical Valvulotome (including any devices that contain improvements to the device). Royalties will be payable quarterly, within 45 days after the end of an applicable quarter. No devices have been sold as of December 31, 1996, nor does the Company have any plans to market the device.

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    -----------------------------------------

Distribution Agreement
----------------------

In 1993, the Company entered into an agreement appointing a large medical device company (the "Distributor") as the exclusive distributor of their products in Japan. The agreement was for a five-year period with escalating minimum purchase commitments totaling $4,750,000. In February 1997, the agreement was terminated by mutual consent without further obligations of the parties.

9.  INCOME TAXES
    ------------

The composition of the provision for income taxes for the years ended December 31 is as follows:

                                           1996           1995
                                        ---------      ----------
      Current:
        State                           $   3,600       $   1,750
                                        =========       =========

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                                       December 31,
                                                    ------------------
                                                      1996      1995
                                                    --------  --------

      Statutory regular federal income tax rate     (34.00%)  (34.00%)
      State income taxes, net of federal benefit       .06       .04
      Research and experimentation tax credits           -     (2.76)
      Valuation allowance                            33.94     36.20
      Other                                            .10       .58
                                                    ------    ------

      Effective Tax Rate                               .10%      .06%
                                                    ======    ======

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.    INCOME TAXES (CONTINUED)
      ------------------------

The components of the deferred income tax assets and liabilities at December are as follows:

                                                       1996          1995
                                                   -----------   -----------
      Deferred tax assets:
        Depreciation and amortization              $   152,386   $   133,646
        Vacation, warranty and other accruals           63,304        32,658
        Net operating loss carryforward              6,340,310     5,249,188
        Research and experimentation tax credit
          carryforward                                 473,917       441,479
        Other                                                -           578
                                                   -----------   -----------

                                                     7,029,917     5,857,549
                                                   -----------   -----------

      Deferred tax liabilities:
        Deferred income                                      -      (216,500)

      Valuation allowance                           (7,029,917)   (5,641,049)
                                                   -----------   -----------

      Net deferred tax assets                      $         -   $         -
                                                   ===========   ===========

The valuation allowance on deferred tax assets increased by $1,388,868 and $1,193,774 during 1996 and 1995, respectively.

At December 31, 1996, the Company had net operating loss carryforwards for federal and state purposes of approximately $ 16,490,000 and $8,290,000, respectively. These carryforwards begin to expire in 2006 and 1997, respectively. In addition, the Company had research and experimentation credit carryforwards for federal and state purposes of approximately $350,000 and $132,000, respectively. The federal credit carryforward expires beginning in 2006. The utilization of net operating losses and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382.

10. CONCENTRATIONS OF CREDIT RISK
    -----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high quality institutions and currently invests primarily in U.S. government obligations that have original maturities of one year or less. The Company believes that no significant concentration of credit risk exists with respect to these cash investments.

                                                  NEURO NAVIGATIONAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10. CONCENTRATION OF CREDIT RISK (CONTINUED)
    ----------------------------------------

The Company's customers are not concentrated in any specific geographic region, but are concentrated in the medical equipment and supply business. Two customers accounted for approximately 27% of sales and 28% of accounts receivable in 1996, and two customers accounted for approximately 21% of sales and 46% of accounts receivable in 1995. The Company reviews a customer's credit history before extending credit. The Company does not require collateral to secure accounts receivable balances. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The accounting loss, should a customer be unable to meet its obligations to the Company, would be equal to the recorded account receivable.

11. SUBSEQUENT EVENTS
    -----------------

The Option was exercised on February 28, 1997 and became effective on March 20, 1997. All assets, rights, name, employees and liabilities were transferred to or assumed by Ballard and then to NeuroCare Endoscopy L.L.C., the third party acquiring the assets from Ballard. The pro forma effect on the 1996 Company's condensed financial statements is as follows (unaudited) (in thousands of dollars):

                                          Proforma
                                         -----------
December 31, 1996           Historical   Adjustment   As Adjusted
-----------------           ----------   ----------   -----------

Cash                           $   105          (95)        $  10
Other assets                     2,271       (2,271)            -
                               -------       ------         -----
Total assets                   $ 2,376       (2,366)        $  10
                               =======       ======         =====

Liabilities                        450         (450)            -
Notes payable to Ballard         3,260       (3,126)          134
Preferred stock                  1,868       (1,868)            -
Stockholders' deficit           (3,202)       3,078          (124)
                               -------       ------         -----
Total liabilities and
 stockholders' deficit         $ 2,376        2,366         $  10
                               =======       ======         =====


The proforma adjustment reflects the effect of the exercise of the Option as if it had occurred on December 31, 1996. The adjustment represents the allocation of a total selling price of $4.2 million and the redemption of the preferred stock for 19.5% of the cash remaining after the transactions or approximately $2,300. The consideration received includes the $500,000 option payment made in 1995, the assumption of the Company's liabilities and $3.7 million of the $3.8 million Ballard note outstanding at March 20, 1997. The Company will have no operations after March 20, 1997, until it acquires another business.

Effective March 20, 1997, the Company changed its name to Kinetic Ventures Ltd.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  April 30, 1997


                                     KINETIC VENTURES LTD.



                                By:  /s/ Brian Bayley
                                     ----------------------------------
                                     Brian Bayley, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Capacity                            Date
---------                     --------                            ----

/s/ Brian Bayley              President and Director              April 30, 1997
---------------------------    (principal executive, financial
Brian Bayley                   and accounting officer)



/s/ A. Murray Sinclair, Jr.   Director                            April 30, 1997
---------------------------
A. Murray Sinclair, Jr.



/s/ Jennine M. Ballard        Director                            April 30, 1997
---------------------------
Jennine M. Ballard