Form 10QSB
period 1997-03-31
KINETIC VENTURES LTD
filed 1997-05-15
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997

   [  ]     Transition Report Under Section 13 or 15 (d) of the Securities
            Exchange Act of 1934
                  For the transition period from _____ to _____

                         Commission File Number 0-25136

                             KINETIC VENTURES, LTD
          (Name of Small Business Issuer as specified in its charter)

                DELAWARE                           33-0464753
    ------------------------------     ------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

      1095 PENDER STREET, SUITE 850,VANCOUVER, BRITISH COLUMBIA V6E 2M6
      -----------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number, (604) 689-1428

     Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days:   YES [X]  NO [ ]

There were 9,933,733 shares of the issuer's Common Stock outstanding as of May 10, 1997.


             This Form 10-QSB consists of 12 pages and no exhibits.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             KINETIC VENTURES LTD.
                          CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                    MARCH 31,      DECEMBER 31,
                                                      1997            1996
ASSETS
CURRENT ASSETS

CASH AND CASH EQUIVALENTS                          $      8,442    $    105,204
ACCOUNTS RECEIVABLE-NET                                                 379,873
INVENTORY                                                             1,519,099
PREPAID EXPENSES                                                         43,641
                                                   ------------    ------------
          TOTAL CURRENT ASSETS                            8,442    $  2,047,817

FURNITURE & EQUIPMENT (NET)                                             322,360
DEPOSITS                                                                  6,223
                                                   ------------    ------------
                                                   $      8,442    $  2,376,400
                                                   ------------    ------------
                                                   ------------    ------------

LIABILITIES
CURRENT LIABILITIES

OBLIGATION UNDER CAPITAL LEASE, CURRENT PORTION    $          0    $      2,065
NOTES PAYABLE - BALLARD MEDICAL PRODUCTS                134,142       3,260,000
ACCOUNTS PAYABLE & ACCRUED EXPENSES                                     444,648
                                                   ------------    ------------
                                                        134,142       3,706,713

OBLIGATION UNDER CAPITAL LEASE, NET OF
CURRENT PORTION                                                           4,026
                                                   ------------    ------------

          TOTAL LIABILITIES                             134,142       3,710,739
                                                   ------------    ------------

CONVERTIBLE REDEEMABLE PREFERRED STOCK,
REDEEMED ON MARCH 20, 1997 FOR $2,281                                 1,867,795

STOCKHOLDERS' DEFICIT:

COMMON STOCK, $0.001 PAR VALUE, 40,000,000
   SHARES AUTHORIZED, 9,933,733 OUTSTANDING               9,934           9,934
ADDITIONAL PAID IN CAPITAL                           15,696,079      13,848,284
ACCUMULATED DEFICIT                                 (15,831,713)    (17,060,352)
                                                   ------------    ------------
          TOTAL STOCKHOLDERS' DEFICIT                  (125,700)     (3,202,134)
                                                   ------------    ------------
                                                   $      8,442    $  2,376,400
                                                   ------------    ------------
                                                   ------------    ------------

   The accompanying notes are an integral part of the financial statements.

                            KINETIC VENTURES LTD.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (UNAUDITED)


                                                THREE MONTHS AND YEAR TO DATE
                                                           ENDED
                                                          MARCH 31,
                                               --------------------------------
                                                    1997               1996

SALES                                               $345,450           $749,311
COST OF GOODS SOLD                                   253,974            548,481
                                               -------------     --------------
                                                      91,476            200,830
                                               -------------     --------------
OPERATING EXPENSES:
   RESEARCH AND DEVELOPMENT                          110,919            299,923
   SALES AND MARKETING                               315,137            427,733
   GENERAL AND ADMINISTRATIVE                        209,527            247,829
                                               -------------     --------------
                                                     635,583            975,485
                                               -------------     --------------
OTHER INCOME (EXPENSE):
   INTEREST EXPENSE (NET)                            (68,613)            (6,420)
GAIN ON SALE OF ASSETS                             1,828,338
OTHER                                                 13,021
                                               -------------     --------------
                                                   1,772,746             (6,420)
                                               -------------     --------------
          INCOME (LOSS) BEFORE PROVISION
             FOR INCOME TAXES                      1,228,639           (781,075)

PROVISION FOR STATE INCOME TAXES                       3,000              3,000
                                               -------------     --------------

NET INCOME (LOSS)                                 $1,225,639          ($784,075)
                                               -------------     --------------
                                               -------------     --------------

NET INCOME (LOSS) PER COMMON SHARE                     $0.12             ($0.08)
                                               -------------     --------------
                                               -------------     --------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                     9,933,733          9,933,733
                                               -------------     --------------
                                               -------------     --------------

    The accompanying notes are an integral part of the financial statements.

                           KINETIC VENTURES LTD.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (UNAUDITED)


                                                         THREE MONTHS AND YEAR
                                                                TO DATE
                                                                 ENDED
                                                               MARCH 31,
                                                        ----------    ----------
                                                           1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS) FOR THE PERIOD                     $1,225,639    ($784,075)
                                                        ----------    ----------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED BY OPERATING ACTIVITIES:

       NET EFFECT FROM SALE OF ASSETS TO BALLARD        (1,828,338)
       DEPRECIATION AND AMORTIZATION                        25,283       22,737
       DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE          182,982     (183,877)
       (INCREASE) DECREASE IN INVENTORY                     59,074      (86,138)
       DECREASE IN PREPAID EXPENSES                         11,695       20,377
       INCREASE (DECREASE) IN ACCOUNTS
          PAYABLE AND ACCRUED EXPENSES                     (46,185)     (64,028)
                                                        ----------    ----------
                                                        (1,595,489)    (162,873)
                                                        ----------    ----------

       NET CASH USED BY  OPERATING ACTIVITIES             (369,850     (946,948)
                                                        ----------    ----------

CASH USED BY INVESTING ACTIVITIES:
       (INCREASE) IN DEPOSITS                                            (2,750)
                                                        ----------    ----------
       NET CASH USED BY INVESTING ACTIVITIES                (4,310)      (2,750)
                                                        ----------    ----------
CASH PROVIDED BY FINANCING ACTIVITIES:
       PROCEEDS FROM NOTES PAYABLE                         280,000      780,000
       PAYMENTS & CURRENT MATURITIES OF
          CAPITAL LEASE OBLIGATION                            (321)        (414)
       DEFERRED ISSUANCE COSTS                                             (748)
       REDEMPTION OF PREFERRED STOCK                        (2,281)
                                                        ----------    ----------
       NET CASH PROVIDED BY
          FINANCING ACTIVITIES                             277,398      778,838
                                                        ----------    ----------

       NET DECREASE IN CASH AND
          CASH EQUIVALENTS                                 (96,762)    (170,860)

       CASH AND CASH EQUIVALENTS,
          BEGINNING OF PERIOD                              105,204      280,115
                                                        ----------    ----------
       CASH AND CASH EQUIVALENTS,
          END OF PERIOD                                     $8,442     $109,255
                                                        ----------    ----------
                                                        ----------    ----------


    The accompanying notes are an integral part of the financial statements

                            KINETIC VENTURES LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Period Ending March 31, 1997
                                (Unaudited)

1.  Summary of Significant Accounting Policies:

    BASIS OF PRESENTATION:

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Endovascular, Inc., a California corporation. All intercompany accounts and transactions have been eliminated in consolidation.

    Although unaudited, the interim consolidated financial statements in this report reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

    The year-end balance sheet information was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    The Company has experienced recurring loses from operations and has an accumulated deficit of $15,831,713 at March 31, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern.

2.  Inventory:

    Inventories are stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                      (Unaudited)
                                                       March 31,   December 31,
                                                         1997         1996
                                                      -----------  ------------
    Raw materials                                              $0      $445,890
    Work in process                                             0       113,211
    Finished goods                                              0       497,600
                                                               --  ------------
                                                               $0    $1,056,701
                                                               --  ------------
                                                               --  ------------

    All inventories were sold on March 20, 1997, as part of the sale of assets (see Note 5).

3.  Property And Equipment:

    Property and equipment consist of the following:

                                                      (Unaudited)
                                                       March 31,   December 31,
                                                         1997         1996
                                                      -----------  ------------
    Office furniture                                           $0      $216,867
    Equipment                                                   0       240,764
    Leasehold improvements                                      0        93,452
                                                               --      --------
                                                                0       551,083
       Less, Accumulated depreciation
          and amortization                                      0      (229,775)
                                                               --      --------
                                                               $0      $321,308
                                                               --      --------
                                                               --      --------

    All Property and Equipment were sold on March 20, 1997, as part of the sale of assets (see Note 5).

4.  Notes Payable:

    Notes payable consist of the following:

                                                     (Unaudited)
                                                       March 31,   December 31,
                                                         1997          1996
                                                      ----------   ------------
    Note payable to Ballard Medical
      Products, due on demand collateralized by
      substantially all assets of the
      Company, bearing interest at 10%                  $134,142     $3,260,000
                                                        --------     ----------
                                                        --------     ----------

    A substantial portion of the note payable to Ballard was applied to the purchase price of the assets sold on March 20, 1997 (see Note 5).

5.  Acquisition or Distribution of Assets:

    On February 28, 1997, Ballard, through a wholly owned subsidiary, delivered notice to the Company of its exercise of its option to purchase all the Company's assets pursuant to the Stock Purchase and Option Agreement entered into on July 17, 1995 as amended (the "Option Agreement"). The Option Agreement was approved by the Company's stockholders at special meeting which took place on November 13, 1995. On March 20, 1997, Neuro Navigational Corporation, now known as Kinetic Ventures Ltd., a Delaware Corporation, completed the sale of substantially all of its assets to Ballard Medical Products, a Utah corporation

    The purchase price for the assets was $4,245,422, plus an adjustment for prepaid rent of $2,233. Deducted from the purchase price were the $500,000 consideration paid in 1995 for the option under the Option Agreement, $198,631 of liabilities assumed, $3,671,471 of principal and interest owing by the Company to Ballard and liquid assets of $11,695, or a net purchase price deficiency of $134,142.

    The Company's 200,000 shares of Series A Preferred Stock were redeemed and retired. The deficiency of $134,142 in the payment of the purchase price is represented by the Company's 10% promissory note due on demand. Such note is secured by substantially all of the Company's assets. Concurrently with the sale of the Company's assets, pursuant to authorization granted by the stockholders at the special meeting held on

    November 13, 1995, the Company changed it name to Kinetic Ventures Ltd.

6.  Income Taxes:

    At December 31, 1996 the Company had net operating loss carryforwards for federal and state purposes of approximately $16,490,000 and $8,290,000, respectively. In addition, the Company had research and experimentation credit carryforwards for federal and state purposes of approximately $350,000 and $132,000, respectively. These tax loss carryforwards will offset any current tax liability from the sale of the Company's assets to Ballard, accordingly, no provision for income taxes has been recorded at March 31, 1997.

7.  COMMITMENTS:

    The Companies noncancelable operating leases for office space and equipment were assumed by Ballard as part of the sale of the assets on March 20, 1997.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On March 20, 1997 the Company completed the sale, pursuant to a Stock Purchase and Option Agreement dated July 17, 1995, of substantially all its assets to Ballard Medical Products ("Ballard"). Reference should be made to the Company's Annual Report on From 10-KSB for the year ended December 31, 1996 and its Current Report on Form 8-K for March 20, 1997 for a description of the transaction and the Company's future business plans.

    The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. In addition the Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995 that provide a "safe harbor" for forward looking statements made by or on behalf of the Company. Except for the historical information contained herein, the matters discussed herein are forward looking statement, the accuracy of which is necessarily subject to risks and uncertainties. Specifically, the Company wishes to alert readers that the information set forth in "Item 1. Description of Business-Proposed business Plans," and the Company's intentions and efforts to enter into further business activities contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 are forward looking statements. Various factors, including the inability of management to identify, locate and acquire in a timely manner future business activities, among other matters discussed in this Report, may adversely affect the Company's ability to remain in existence. Failure to locate further business activities could lead to the dissolution of the Company.

    Until the Company is successful in entering into further business activities, it can be expected that its revenues will be nominal.

    NET SALES

    Net Sales decreased to $345,450 for the three months and year to date ended March 31, 1997 as compared to $749,311 for the three months and year to date ended March 31, 1996 a decrease of 54%. For the quarter and year to date, the decrease in sales is attributable to a decrease in sales through an international distributor and the uncertainty in the marketplace due to the impending sale of the Company's assets. In addition, because of the closing of the sale of the Company's assets on March 20, 1997, the Company had no revenues subsequent to March 20, 1997.

    GROSS PROFIT

    Gross Profit decreased to $91,476 for the three months and year to date ended March 31, 1997 as compared to $200,830 for the three months and year to date ended March 31, 1996 a decrease of 54%. This decrease in both the quarter and year to date was due to lower sales volume.

    RESEARCH AND DEVELOPMENT

    Research and Development expenses represent the Company's investment in the advancement of less invasive technology in the fields of neuro and vascular surgery. These expenses decreased to $110,919 for the three months and year to date ended March 31, 1997 as compared to $299,923 for the three months and year to date ended March 31, 1996 a decrease of 63%. This decrease was due to a decrease in personnel and related benefit costs and an reduced spending in expenses related to the Company's vascular products including clinical and regulatory submissions.

    SALES AND MARKETING EXPENSES

    Sales and Marketing expenses were $315,137 for the three months and year to date ended March 31, 1997 as compared to $427,733 for the three months and year to date ended March 31, 1996 a decrease of 26%. This decrease was related to lower sales volume.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $209,527 for the three months and year to date ended March 31, 1997 as compared to $247,829 for the three months and year to date ended March 31, 1996 a decrease of 15%. The decrease for the three months and year to date was due primarily to reduced insurance premiums for product liability coverage and Directors and Officers liability insurance.

    NET INCOME (LOSS)

    Net Income for the three months and year to date ended March 31, 1997 was $1,228,639 as compared to a net loss of $784,075 for the three months and year to date ended March 31, 1996 an increase of $2,012,714. The increase for the three months and year to date is primarily attributable to the gain on sale of the Company's assets on March 20, 1977 (see Note 5 to the financial statements).

       LIQUIDITY AND CAPITAL RESOURCES

    Working capital was a deficit of ($125,700) at March 31, 1997 as compared to working capital of $646,375 at March 31, 1996 or a decrease of

    $772,075. The Company's cash resources at March 31, 1997 were minimal and the Company has an outstanding demand loan due to Ballard Medical Products of $134,142. Such loan is secured by substantially all of the Company's assets.

    The Company had, at March 31, 1997, no commitments for any other credit facilities such as revolving loans or lines of credit that could provide additional working capital.

                        PART II - OTHER INFORMATION

ITEMS 1,2,3,4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   No exhibits have been filed with this Report.

     b. The Company filed two reports on Form 8-K dated February 26, 1997 and March 20, 1997, respectively, both in connection with the sale of the Company's assets under an existing option. The former report was filed in response to Items 5 and 7 and the latter report was filed in response to Items 2 and 7.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KINETIC VENTURES LTD.


     DATED: MAY 15, 1997               BY: /S/ BRIAN BAYLEY
                                       -----------------------------
                                       BRIAN BAYLEY, PRESIDENT
                                       (PRINCIPAL EXECUTIVE OFFICER)