Form 10QSB
period 1997-06-30
KINETIC VENTURES LTD
filed 1997-08-13
CIK 896726

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                  Act of 1934

                 For the quarterly period ended June 30, 1997

[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

                 For the transition period from _____ to _____

                        Commission File Number 0-25136

                             KINETIC VENTURES, LTD
          -----------------------------------------------------------
          (Name of Small Business Issuer as specified in its charter)

            DELAWARE                                   33-0464753
  -------------------------------                   ------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

       1095 Pender Street, Suite 850, Vancouver, British Columbia V6E 2M6
       ------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number, (604) 689-1428

     Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
YES [X]      NO [ ]

There were 9,933,733 shares of the issuer's Common Stock outstanding as of July 25, 1997.

            This Form 10-QSB consists of 12 pages and  no exhibits.

                        PART I - FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

                             KINETIC VENTURES LTD.
                          CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                        JUNE 30,   DECEMBER 31,
                                                          1997         1996
                                                      -----------  ------------
Assets
Current Assets

Cash And Cash Equivalents                           $      2,077  $    105,204
Accounts Receivable-Net                                        0       379,873
Inventory                                                      0     1,519,099
Prepaid Expenses                                               0        43,641
                                                    ------------  ------------
   Total Current Assets                                    2,077  $  2,047,817

Furniture & Equipment (Net)                                    0       322,360
Deposits                                                       0         6,223
                                                    ------------  ------------
                                                    $      2,077  $  2,376,400
                                                    ------------  ------------
                                                    ------------  ------------

Liabilities
Current Liabilities

Obligation Under Capital Lease, Current Portion     $          0  $      2,065
Notes Payable - Ballard Medical Products                 137,495     3,260,000
Accounts Payable & Accrued Expenses                       28,337       444,648
                                                    ------------  ------------
                                                         165,832     3,706,713

Obligation Under Capital Lease, Net Of Current
 Portion                                                       0         4,026
                                                    ------------  ------------

   Total Liabilities                                     165,832     3,710,739
                                                    ------------  ------------

Convertible Redeemable Preferred Stock,
Redeemed on March 20, 1997 for $2,281                          0     1,867,795

Stockholders' Deficit:
Common Stock, $0.001 Par Value, 40,000,000
 Shares Authorized, 9,933,733 Outstanding                  9,934         9,934
Additional Paid In Capital                            15,696,079    13,848,284
Accumulated Deficit                                  (15,869,768)  (17,060,352)
                                                    ------------  ------------
   Total Stockholders' Deficit                          (163,755)   (3,202,134)
                                                    ------------  ------------
                                                    $      2,077  $  2,376,400
                                                    ------------  ------------
                                                    ------------  ------------

   The accompanying notes are an integral part of the financial statements.

                             KINETIC VENTURES LTD.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED               SIX MONTHS
                                                       JUNE 30                       ENDED
                                                                                    JUNE 30
                                                  1997         1996           1997           1996
                                              ---------     ---------      ---------    -----------
Sales                                                0        557,613        345,450      1,306,924
Costs Of Goods Sold                                  0        341,935        253,974        890,416
                                              ---------     ---------      ---------    -----------
                                                     0        215,678         91,476        416,508
                                              ---------     ---------      ---------    -----------

Operating Expenses:
Research Development                                 0        223,451        110,919        523,374
Sales and Marketing                                  0        457,357        315,137        885,090
General and Administrative                      31,563        197,023        241,090        444,852
                                              ---------     ---------      ---------    -----------
                                                31,563        877,831        667,146      1,853,316
                                              ---------     ---------      ---------    -----------

Other Income (Expense):
Interest Expense, Net                           (3,492)       (35,028)       (72,105)       (41,448)
Gain on Sale of Assets                               0              0      1,828,338              0
Other                                                0          1,201         13,021          1,201
                                              ---------     ---------      ---------    -----------
                                                (3,492)       (33,827)     1,769,254        (40,247)
                                              ---------     ---------      ---------    -----------

Income (Loss) Before Provision for
Income Taxes                                   (35,055)      (695,980)     1,193,584     (1,477,055)

Provision for State Income Taxes                     0           (600)        (3,000)        (3,600)
                                              ---------     ---------      ---------    -----------

Net Income (Loss)                              (35,055)      (696,580)     1,190,584     (1,480,655)
                                              ---------     ---------      ---------    -----------
                                              ---------     ---------      ---------    -----------

Net Income (Loss) Per Common Share                  $0         ($0.07)         $0.12         ($0.15)
                                              ---------     ---------      ---------    -----------
                                              ---------     ---------      ---------    -----------

Weighted Average Number of
Common Shares Outstanding                    9,933,733      9,933,733      9,933,733      9,933,733
                                             ----------     ---------      ---------    -----------
                                             ----------     ---------      ---------    -----------


   The accompanying notes are an integral part of the financial statements.


                                           3

                             KINETIC VENTURES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


                                                       SIX MONTHS AND YEAR
                                                              TO DATE
                                                               ENDED
                                                              JUNE 30,
                                                          1997           1996
                                                      -------------------------
Cash Flows From Operating Activities:
  Net Income (Loss) For The Period                    $1,190,584   ($1,480,655)
                                                      ----------    -----------
Adjustments To Reconcile Net Loss To Net
  Cash Used By Operating Activities:
    Net Effect From Sale Of Assets To Ballard         (1,828,338)            0
    Depreciation And Amortization                         25,283        45,474
    Decrease (Increase) In Accounts Receivable           182,982      (120,848)
    (Increase) Decrease In Inventory                      59,074      (147,680)
    Decrease In Prepaid Expenses                          11,695        32,292
    (Decrease) in Accounts Payable and
       Accrued Expenses                                   78,195      (210,848)
                                                      ----------    -----------
                                                      (1,471,109)     (401,610)
                                                      ----------    -----------

    Net Cash Used By Operating Activities               (280,525)   (1,882,265)
                                                      ----------    -----------

Cash Used By Investing Activities:
   (Increase) In Deposits                                      0        (8,150)
                                                      ----------    -----------
Cash Provided By Financing Activities:
   Net Proceeds From Notes Payable                       180,000     1,635,000
   Payments & Current Maturities Of
     Capital Lease Obligation                               (321)         (844)
   Deferred Issuance Costs                                     0          (748)
   Redemption of Preferred Stock                          (2,281)            0
                                                      ----------    -----------
   Net Cash Provided By Financing Activities             177,398     1,633,408
                                                      ----------    -----------

   Net (Decrease) In Cash And
     Cash Equivalents                                   (103,127)     (257,007)

   Cash And Cash Equivalents,
     Beginning Of Period                                 105,204       280,115
                                                      ----------    -----------

   Cash And Cash Equivalents,
     End Of Period                                        $2,077       $23,108
                                                      ----------    -----------
                                                      ----------    -----------


    The accompanying notes are an integral part of the financial statements

                             KINETIC VENTURES LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Period Ending June 30, 1997
                                  (Unaudited)

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

     The Company has experienced recurring loses from operations and has an accumulated deficit of $15,869,768 at June 30, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                             KINETIC VENTURES LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      For the Period Ending June 30, 1997
                                  (Unaudited)

2.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                                     (Unaudited)
                                                       June 30,   December 31,
                                                         1997         1996
                                                     -----------  ------------
     Raw materials                                            $0   $  605,996
     Work in process                                           0       43,898
     Finished goods                                            0      869,205
                                                     -----------  ------------
                                                              $0   $1,519,099
                                                     -----------  ------------
                                                     -----------  ------------

     All inventories were sold on March 20, 1997, as part of the sale of assets (see Note 5).

3.   Property And Equipment:

     Property and equipment consist of the following:
                                                     (Unaudited)
                                                       June 30,   December 31,
                                                         1997         1996
                                                     -----------  ------------
     Office furniture                                         $0   $  216,867
     Equipment                                                 0      432,086
     Leasehold improvements                                    0       93,452
                                                     -----------  ------------
                                                               0      742,405
          Less, Accumulated depreciation
               and amortization                                0     (420,045)
                                                     -----------  ------------
                                                              $0   $  322,360
                                                     -----------  ------------
                                                     -----------  ------------

     All property and equipment were sold on March 20, 1997, as part of the sale of assets (see Note 5).

                             KINETIC VENTURES LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      For the Period Ending June 30, 1997
                                  (Unaudited)

4.   Notes Payable:

     Notes payable consist of the following:
                                                     (Unaudited)
                                                       June 30,   December 31,
                                                         1997         1996
                                                     -----------  ------------
       Note payable to Ballard Medical
       Products, due on demand collateralized by
       substantially all assets of the
       Company, bearing interest at 10%                $137,495    $3,260,000
                                                     -----------  ------------
                                                     -----------  ------------

     A substantial portion of the note payable to Ballard was applied to the purchase price of assets sold on March 20, 1997 (see Note 5).

5.   Acquisition or Distribution of Assets:

     On February 28, 1997, Ballard, through a wholly owned subsidiary, delivered notice to the Company of its exercise of its option to purchase all the Company's assets pursuant to the Stock Purchase and Option Agreement entered into on July 17, 1995 as amended (the "Option Agreement"). The Option Agreement was approved by the Company's stockholders at special meeting which took place on November 13, 1995. On March 20, 1997, Neuro Navigational Corporation, now known as Kinetic Ventures Ltd., a Delaware Corporation, completed the sale of substantially all of its assets to Ballard Medical Products, a Utah corporation.

     The purchase price for the assets was $4,245,422, plus an adjustment for prepaid rent of $2,233. Deducted from the purchase price were the $500,000 consideration paid for the option under the Option Agreement, $198,631 of liabilities assumed, $3,671,471 principal and interest owing by the Company to Ballard and liquid assets of $11,695, or a net purchase price deficiency of $134,142.

                             KINETIC VENTURES LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      For the Period Ending June 30, 1997
                                  (Unaudited)

     The Company's 200,000 shares of Series A Preferred Stock were redeemed and retired. The Company paid the deficiency of $134,142 in the payment of the purchase price by issuing to Ballard at the closing its 10% promissory note due on demand. Concurrently, pursuant to authorization granted by the stockholders at the special meeting held on November 13, 1995, the Company changed it name to Kinetic Ventures Ltd.

6.   Income Taxes:

     At December 31, 1996 the Company had net operating loss carryforwards for federal and state purposes of approximately $16,490,000 and $8,290,000, respectively. In addition, the Company had research and experimentation credit carryforwards for federal and state purposes of approximately $350,000 and $132,000, respectively. These tax loss carryforwards are more than adequate to negate any current tax liability from the sale of the Company's assets to Ballard, accordingly no provision for income taxes has been recorded at June 30, 1997.

7.   Commitments:

     The Company's noncancelable operating leases for office space and equipment were assumed by Ballard as part of the sale of the assets on March 20, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 20, 1997 the Company completed the sale, pursuant to a Stock Purchase and Option Agreement dated July 17, 1995, of substantially all its assets to Ballard Medical Products ("Ballard"). Reference should be made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and its Current Report on Form 8-K for March 31, 1997 for a description of the transaction and the Company's future business plans.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. In addition the Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995 that provide a "safe harbor" for forward looking statements made by or on behalf of the Company. Except for the historical information contained herein, the matters discussed herein are forward looking statement, the accuracy of which is necessarily subject to risks and uncertainties. Specifically, the Company wishes to alert readers that the information set forth in "Item 1. Description of Business--Proposed business Plans," and the Company's intentions and efforts to enter into further business activities contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 are forward looking statements. Various factors, including the inability of management to identify, locate and acquire in a timely manner future business activities, among other matters discussed in this Report, may adversely affect the Company's ability to remain in existence. Failure to locate further business activities could lead to the dissolution of the Company.

Until the company is successful in entering into further business activities, it can be expected that its revenues will be nominal.

NET SALES
---------
Net Sales decreased to $Nil for the three months and $345,450 for the six months ended June 30, 1997 as compared to $557,613 for the three months and $1,306,924 for the six months June 30, 1996 a decrease of 100% and 73% respectively. For the first quarter of the year, the decrease in sales was attributable to a decrease in sales through an international distributor and the uncertainty in the marketplace due to the impending sale of the Company's assets. The sale was completed on March 20, 1997 which resulted in there being no sales activity for the quarter ended June 30, 1997.

GROSS PROFIT
------------
Gross Profit decreased to $Nil for the three months and $91,476 for the six months ended June 30, 1997 as compared to $215,678 for the three months and $416,508 for the six months ended June 30, 1996 a decrease of 100% and 78% respectively. This decrease in both the quarter and year to date was due to lower sales volume.

RESEARCH AND DEVELOPMENT
------------------------
Research and Development expenses represent the Company's investment in the advancement of less invasive technology in the fields of neuro and vascular surgery. These expenses decreased to $Nil for the three months and $110,919 for the six months ended June 30, 1997 as compared to $223,451 for the three months and $523,374 for the six months ended June 30, 1996 a decrease of 100% and 79% respectively. This decrease was due to a decrease in personnel and related benefit costs and an reduced spending in expenses related to the Company's vascular products including clinical and regulatory submissions.

SALES AND MARKETING EXPENSES
----------------------------
Sales and Marketing expenses were $Nil for the three months and $315,137 for the six months and ended June 30, 1997 as compared to $457,357 for the three months and $885,090 for the six months and ended June 30, 1996 a decrease of 100% and 64% respectively. This decrease was related to lower sales volume.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
General and administrative expenses were $31,563 for the three months and $241,090 for the six months ended June 30, 1997 as compared to $197,023 for the three months and $444,852 for the six months ended June 30, 1996 a decrease of 83% and 46% respectively. The decrease for the three months and year to date was due primarily to reduced insurance premiums for product liability coverage and Directors and Officers liability insurance and the sale of the business on March 20, 1997.

NET INCOME (LOSS)
-----------------
Net loss was $35,055 for the three months and net income was $1,190,584 for the six months ended June 30, 1997. Net loss was $696,580 for the three months and $1,480,655 for the six months ended June 30, 1996, a decrease of $661,525 and an increase of $2,671,239 respectively. The increase for the three months and year to date is primarily attributable to the gain on sale of the Company's assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital was a deficit of $163,755 at June 30, 1997 as compared to working capital deficiency of $1,658,896 at June 30, 1996 or a decrease of $1,495,141. The Company's cash resources at June 30, 1997 were minimal and the Company has an outstanding demand loan due to Ballard Medical Products of $137,495.

The Company had, at June 30, 1997, no commitments for any other credit facilities such as revolving loans or lines of credit that could provide additional working capital.

                           PART II - OTHER INFORMATION


ITEMS 1,2,3,4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) No exhibits have been filed with this Report.

        b) The Company filed two reports on Form 8-K on March 14, 1997 and April 24, 1997 both in connection with the sale of the Company's assets under an existing option.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KINETIC VENTURES LTD.



DATED: AUGUST 12, 1997                   BY: /S/ BRIAN BAYLEY
                                             -------------------------------
                                             BRIAN BAYLEY, PRESIDENT
                                             (PRINCIPAL EXECUTIVE OFFICER)