Form 10QSB
period 1997-09-30
KINETIC VENTURES LTD
filed 1997-11-10
CIK 896726

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                     Act of  1934
                  For the quarterly period ended September 30, 1997

[  ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act
                                       of 1934
                    For the transition period from _____ to _____

                            Commission File Number 0-25136

                                KINETIC VENTURES, LTD
                                ---------------------
             (Name of Small Business Issuer as specified in its charter)

              DELAWARE                             33-0464753
    -------------------------------    -----------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

          1095 Pender Street, Suite 850,Vancouver, British Columbia V6E 2M6
          -----------------------------------------------------------------
                 (Address of principal executive offices) (Zip Code)

                      Issuer's telephone number, (604) 689-1428
                                                 --------------

    Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
YES [X]      NO [   ]


There were 9,933,733 shares of the issuer's Common Stock outstanding as of November 4, 1997.


               This Form 10-QSB consists of 12 pages and no exhibits.

    PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements

                                KINETIC VENTURES LTD.
                             Consolidated Balance Sheets

---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
                                                                September 30,  December 31,
                                                                     1997          1996
---------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
ASSETS

Current assets:
    Cash                                                      $      2,112        105,204
    Accounts receivable, net                                             -        379,873
    Inventory                                                            -      1,519,099
    Prepaid expenses                                                     -         43,641
    ----------------------------------------------------------------------------------------
                                                                     2,112      2,047,817
    ----------------------------------------------------------------------------------------

Furniture and equipment, net                                             -        322,360

Deposits                                                                 -          6,223
---------------------------------------------------------------------------------------------
                                                              $      2,112      2,376,400
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Obligation under capital lease, current portion           $          -          2,065
    Notes payable                                                  140,895      3,260,000
    Accounts payable and accrued liabilities                        34,128        444,648
---------------------------------------------------------------------------------------------

                                                                   175,023      3,706,713

Obligation under capital lease, net of current portion                   -          4,026
---------------------------------------------------------------------------------------------
                                                                   175,023      3,710,739
---------------------------------------------------------------------------------------------

Convertible redeemable preferred stock,
Redeemed on March 20, 1997 for $2,281                                    -      1,867,795

Shareholders' deficit:
    Common stock, $0.001 par value,                                  9,934          9,934
    40,000,000 shares authorized;
    9,933,733 shares outstanding
    Additional paid in capital                                  15,696,079     13,848,284
    Accumulated deficit                                        (15,878,924)   (17,060,352)
    ----------------------------------------------------------------------------------------
                                                                  (172,911)    (3,202,134)
---------------------------------------------------------------------------------------------
                                                              $      2,112      2,376,400
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


The accompanying notes are in integral part of the financial statements.

                                KINETIC VENTURES LTD.
                       Consolidated Statements of Income (Loss)
        For the nine months and three months ended September 30, 1997 and 1996
                                     (Unaudited)

-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
                                                           Three months ended           Nine months ended
                                                              September 30                 September 30
                                                           1997          1996          1997         1996
-----------------------------------------------------------------------------------------------------------
Sales                                                 $      -         380,826       345,450     1,687,750
Cost of goods sold                                           -         230,875       253,974     1,121,291
-----------------------------------------------------------------------------------------------------------
                                                             -         149,951        91,476       566,459
-----------------------------------------------------------------------------------------------------------

Operating expenses:
    Research and development                                 -         257,041       110,919       780,415
    Sales and marketing                                      -         395,813       315,137     1,280,903
    General and administrative                            10,108       224,496       251,198       669,348
    ------------------------------------------------------------------------------------------------------
                                                          10,108       877,350       677,254     2,730,666
    ------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense, net                                 (3,391)      (49,202)      (75,496)      (90,650)
    Gain on sale of assets                                   -             -       1,828,338           -
    Other                                                  4,343         6,676        17,364         7,877
    ------------------------------------------------------------------------------------------------------
                                                             952       (42,526)    1,770,206       (82,773)
    ------------------------------------------------------------------------------------------------------

Net income (loss) before provision for
income taxes                                              (9,156)     (769,925)    1,184,428    (2,246,980)

Provision for state income taxes                             -             -          (3,000)       (3,600)
-----------------------------------------------------------------------------------------------------------

Net income (loss)                                     $   (9,156)     (769,925)    1,181,428    (2,250,580)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


Net income (loss) per common share                    $      -           (0.08)         0.12         (0.23)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Weighted average number of
common shares outstanding                              9,933,733     9,933,733     9,933,733     9,933,733
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


The accompanying notes are in integral part of the financial statements.

                                KINETIC VENTURES LTD.
                        Consolidated Statements of Cash Flows
                For the nine months ended September 30, 1997 and 1996
                                     (UNAUDITED)

-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
                                                                   1997           1996
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss) for the period                          $  1,181,428     (2,250,580)
-------------------------------------------------------------------------------------------

    Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
         Net effect from sale of assets to Ballard              (1,828,338)           -
         Depreciation and amortization                              25,283         68,211
         Decrease in accounts receivable                           182,982        128,616
         Decrease (increase) in inventory                           59,074       (260,682)
         Decrease in prepaid expenses                               11,695         27,170
         Increase (decrease) in accounts payable and accrued
           liabilities                                              87,386       (240,712)
         ---------------------------------------------------------------------------------
                                                                (1,461,918)      (277,397)
         ---------------------------------------------------------------------------------

    Net cash used by operating activities                         (280,490)    (2,527,977)

Cash Used by Investing activities:
    Purchase of property and equipment                                 -         (188,888)
    Decrease in deposits                                               -           84,025
         ---------------------------------------------------------------------------------
                                                                       -         (104,863)
         ---------------------------------------------------------------------------------

Cash provided by financing activities:
    Net proceeds from notes payable                                180,000      2,405,000
    Payments & current maturities of capital lease obligations        (321)        (1,316)
    Redemption of preferred stock                                   (2,281)           -
    Deferred issue costs                                               -             (748)
         ---------------------------------------------------------------------------------
                                                                   177,398      2,402,936
         ---------------------------------------------------------------------------------

Decrease in cash                                                  (103,092)      (229,904)

Cash, beginning of period                                          105,204        280,115
-------------------------------------------------------------------------------------------

Cash, end of period                                             $    2,112         50,211
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


       The accompanying notes are in integral part of the financial statements.

                                KINETIC VENTURES LTD.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Period Ending September 30, 1997
                                     (Unaudited)

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

    The Company has experienced recurring loses from operations and has an accumulated deficit of $15,878,924 at September 30, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                                KINETIC VENTURES LTD.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       For the Period Ending September 30, 1997
                                     (Unaudited)

2.  Inventory:

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                               (Unaudited)
                                              September 30,   December 31,
                                                     1997           1996
                                              -------------   ------------
    Raw materials                                        $0       $605,996
    Work in process                                       0         43,898
    Finished goods                                        0        869,205
                                                         --        -------
                                                         $0     $1,519,099
                                                         --     ----------
                                                         --     ----------

    All inventories were sold on March 20, 1997, as part of the sale of assets (see Note 5).

3.  Property And Equipment:

    Property and equipment consist of the following:

                                               (Unaudited)
                                              September 30,   December 31,
                                                   1997            1996
                                              -------------   ------------
    Office furniture                                     $0       $216,867
    Equipment                                             0        432,086
    Leasehold improvements                                0         93,452
                                                         --       --------
                                                          0        742,405
         Less, Accumulated depreciation
              and amortization                            0       (420,045)
                                                         --       --------

                                                         $0       $322,360
                                                         --       --------
                                                         --       --------

    All property and equipment was sold on March 20, 1997, as part of the sale of assets (see Note 5).

                                KINETIC VENTURES LTD.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       For the Period Ending September 30, 1997
                                     (Unaudited)

4.  Notes Payable:

    Notes payable consist of the following:

                                                    (Unaudited)
                                                   September 30,  December 31,
                                                         1997          1996
                                                   -------------  ------------
      Note payable to Ballard Medical
      Products, due on demand collateralized by
      substantially all assets of the
      Company, bearing interest at 10%                        $0    $3,260,000

      Note payable due on demand, and
      bearing interest at 10%                            140,895             0
                                                         -------     ---------

                                                        $140,895    $3,260,000
                                                        --------    ----------
                                                        --------    ----------

    A substantial portion of the note payable to Ballard was applied to the purchase price of assets sold on March 20, 1997 (see Note 5).

    On July 3, 1997, the Company entered into an Assignment and Release Agreement to transfer the legal title to the Ballard debt in the amount of $137,495 plus interest.

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

                                KINETIC VENTURES LTD.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       For the Period Ending September 30, 1997
                                     (Unaudited)

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

6.  Income Taxes:

    At December 31, 1996 the Company had net operating loss carryforwards for federal and state purposes of approximately $16,490,000 and $8,290,000 , respectively. In addition, the Company had research and experimentation credit carryforwards for federal and state purposes of approximately $350,000 and $132,000, respectively. These tax loss carryforwards are more than adequate to negate any current tax liability from the sale of the Company's assets to Ballard, accordingly no provision for income taxes has been recorded at September 30, 1997.

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

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. In addition the Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995 that provide a "safe harbor" for forward looking statements made by or on behalf of the Company. Except for the historical information contained herein, the matters discussed herein are forward looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Specifically, the Company wishes to alert readers that the information set forth in "Item 1. Description of Business -Proposed business Plans," and the Company's intentions and efforts to enter into further business activities contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 are forward looking statements. Various factors, including the inability of management to identify, locate and acquire in a timely manner future business activities, among other matters discussed in this Report, may adversely affect the Company's ability to remain in existence. Failure to locate further business activities could lead to the dissolution of the Company.

Until the company is successful in entering into further business activities, it can be expected that its revenues will be nominal.

NET SALES

Net Sales decreased to $Nil for the three months and $345,450 for the nine months ended September 30, 1997 as compared to $380,826 for the three months and $1,687,750 for the nine months September 30, 1996 a decrease of 100% and 80% respectively. For the first quarter of the year, the decrease in sales was attributable to a decrease in sales through an international distributor and the uncertainty in the marketplace due to the impending sale of the Company's assets. The sale was completed on March 20, 1997 which resulted in there being no sales activity for the quarter ended September 30, 1997.

GROSS PROFIT

Gross Profit decreased to $Nil for the three months and $91,476 for the nine months ended September 30, 1997 as compared to $149,951 for the three months and $566,459 for the nine months ended September 30, 1996 a decrease of 100% and 84%
respectively.   This decrease in both the quarter and year to date was due to lower sales volume.

RESEARCH AND DEVELOPMENT

Research and Development expenses represent the Company's investment in the advancement of less invasive technology in the fields of neuro and vascular surgery. These expenses decreased to $Nil for the three months and $110,919 for the nine months ended September 30, 1997 as compared to $257,041 for the three months and $780,415 for the nine months ended September 30, 1996 a decrease of 100% and 86% respectively. This decrease was due to a decrease in personnel and related benefit costs and an reduced spending in expenses related to the Company's vascular products including clinical and regulatory submissions.

SALES AND MARKETING EXPENSES

Sales and Marketing expenses were $Nil for the three months and $315,137 for the nine months and ended September 30, 1997 as compared to $395,813 for the three months and $1,280,903 for the nine months and ended September 30, 1996 a decrease of 100% and 75% respectively. This decrease was related to lower sales volume.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $10,108 for the three months and $251,198 for the nine months ended September 30, 1997 as compared to $224,496 for the three months and $669,348 for the nine months ended September 30, 1996 a decrease of 95% and 62% respectively. The decrease for the three months and year to date was due primarily to reduced insurance premiums for product liability coverage and Directors and Officers liability insurance and the sale of the business on March 20, 1997.

NET INCOME (LOSS)

Net loss was $9,156 for the three months and net income was $1,184,428 for the nine months ended September 30, 1997. Net loss was $769,925 for the three months and $2,250,580 for the nine months ended September 30, 1996, a decrease of $760,769 and an increase of $3,432,008 respectively. The increase for the three months and year to date is primarily attributable to the gain on sale of the Company's assets.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was a deficit of $172,911 at September 30, 1997 as compared to working capital deficiency of $877,824 at September 30, 1996 or a decrease of $704,913. The Company's cash resources at September 30, 1997 were minimal and the Company has an outstanding demand loan of $140,895.

The Company had, at September 30, 1997, no commitments for any other credit facilities such as revolving loans or lines of credit that could provide additional working capital.

SUBSEQUENT EVENT

Subject to applicable approvals, the Company announced a private placement totalling 30,000,000 shares at a price of Cdn.$0.01 per share; proceeds from the placement will be used to retire accounts payable and to fund future acquisitions.

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


                                            KINETIC VENTURES LTD.


    DATED: NOVEMBER 6, 1997            BY: /s/ BRIAN BAYLEY
                                           ----------------
                                            BRIAN BAYLEY, PRESIDENT
                                            (PRINCIPAL EXECUTIVE OFFICER)