Form 10KSB40
period 1997-12-31
KINETIC VENTURES LTD
filed 1998-04-17
CIK 896726

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                  FORM 10-KSB

Mark One:
     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
           For the fiscal year ended DECEMBER 31, 1997; or

     / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from __________ to __________.

                         COMMISSION FILE NO. 0-25136

                            KINETIC VENTURES LTD.
------------------------------------------------------------------------------
              (Name of Small Business Issuer in its Charter)

Delaware                                                            33-0464753
------------------------------------------------------------------------------
(State or Other Jurisdiction of                                  (IRS Employer
Incorporation or Organization)                             Identification No.)

1095 West Pender Street - Suite 850 -
Vancouver, British Columbia, Canada                                    V6E 2M6
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                               (604)  689-1428
------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class                  Name of Each Exchange on Which Registered
------------------------------------------------------------------------------
None                                                                      None

    Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
------------------------------------------------------------------------------
                              (Title of Each Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  /X/ Yes    / / No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.

     State Issuer's revenues for its most recent fiscal year:  $345,450

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock. Since September 23, 1997, no quotations for the Company's Common Stock have appeared in any organized trading system.

     The number of shares outstanding of each of the Issuer's classes of common equity, as of MARCH 31, 1998, was 39,933,733.

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

     On February 28, 1997, the Company received notice of Ballard's exercise of the Ballard Option and on March 20, 1997, the sale of substantially all the Company's assets to Ballard was completed. The purchase price for the assets was $4,245,422, plus an adjustment for prepaid rent of $2,233. Deducted from the purchase price were the $500,000 consideration paid for the option under the Option Agreement, $198,631 of liabilities assumed, $3,671,471 principal and interest owing by the Company to Ballard and liquid assets of $11,695, or a net purchase price deficiency of $134,142. The Company's 200,000 shares of Series A Preferred Stock were redeemed for $2,281 and retired. The deficiency of $134,142 in the payment of the purchase price was represented by a note payable to Ballard, which note was assigned to a third party and paid subsequent to December 31, 1997.

     Concurrently, pursuant to authorization granted by the stockholders at the Special Meeting, the Company changed its name to Kinetic Ventures Ltd. Also, effective March 20, 1997, all of the Company's executive officers and Directors resigned except that Mr. Brian Bayley remained as a Director of the Company and was elected its President and in addition, Mr. A. Murray Sinclair, Jr. and Ms. Jennine Ballard were elected Directors.

     As a consequence of the sale of all its assets, the Company no longer has any material assets or business operations or liabilities. In December 1997, the Company issued 30,000,000 shares of Common Stock for an aggregate purchase price of $211,275. The proceeds were used to repay current liabilities and to be available to finance in part the Company's efforts to enter into further business ventures. The Company may seek to raise additional capital to finance further business ventures. The terms on which such capital will be raised have not been established and there can be no assurance that the Company's management will be successful in raising additional capital or in locating or acquiring any further business ventures or that any such ventures as are acquired will be successful.

PROPOSED BUSINESS PLANS

     As of March 31, 1998, the Company has no active business operations.
Its management intends to attempt to seek to have the Company enter into further business operations. Management is currently reviewing various alternatives relating to further business activities for the Company, but no specific business activities have been identified and no agreements or agreements in principle have been entered into whereby the Company will again be engaged in any business activities. In addition, management has made no decision as to any specific industries or geographical areas where any such future business activities may be undertaken. Although management believes that its future business activities will be the result of the acquisition of an existing business, there can be no assurance with respect thereto and the Company may become engaged in such activities through other means.
Management may seek to raise additional capital to enable it to become engaged in further business activities to finance an acquisition of an existing business or it may effectuate the acquisition through a merger, consolidation or other issuance of shares of the Company's Common Stock.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     Since March 20, 1997, the Company's executive office has been located at 1095 West Pender Street, Suite 850, Vancouver, British Columbia, Canada V6E 2M6 on a month-to-month basis as a tenant-at-will of Quest Management Co.
See "Management" and "Common Stock Ownership of Certain Beneficial Owners and Management."

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997, to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Through March 27, 1997, the Company's Common Stock was listed on the Toronto Stock Exchange, at which time it was suspended due to the Company's financial condition and subsequently delisted on September 23, 1997 at the Company's request. Subsequent to March 26, 1997, the Company's Common Stock was not quoted or traded on any organized trading system. The following represents high and low closing sale prices by quarter as reported by the Toronto Stock Exchange for each of the calendar quarters of 1996 and the first calendar quarter of 1997, through March 27, 1997.

     YEAR           QUARTER             HIGH           LOW
     ----           -------             ----           ---
                                       (IN CANADIAN DOLLARS)

     1996      First                    $0.34          $0.19
               Second                   $0.50          $0.25
               Third                    $0.28          $0.18
               Fourth                   $0.27          $0.16

     1997      First (through           $0.30          $0.18
                  March 27)

     As of December 31, 1997, there were 39,933,733 shares of the Company's Common Stock issued and outstanding which were owned by approximately 200 holders of record.

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future, but intends to retain future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

SELECTED FINANCIAL DATA

     The selected financial data set forth below have been derived from the Company's consolidated financial statements which appear elsewhere herein. The selected statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet information at those dates have been derived from the Company's consolidated financial statements for those years that have been audited by Raimondo Pettit Group, independent auditors. The selected financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Operating results for any particular period are not necessarily indicative of results for any future period.


             SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA:
---------------------------------------------------------------------------
                                         1997           1996           1995
                                     ---------------------------------------
Total Revenues                       $345,450     $2,103,246     $2,218,299

Cost of goods sold                    253,973      1,417,399      1,726,345

Gross profit                           91,477        685,847        491,954

Operating expenses                    691,894      3,598,038      3,901,570

Interest income (expense), net        (67,841)      (162,657)       (13,554)

Other income -
   Ballard Agreement                1,810,619            -0-        500,000

Net income (loss)                  $1,129,608    $(3,059,333)   $(2,892,799)




               SELECTED CONSOLIDATED BALANCE SHEET DATA:
-----------------------------------------------------------------------------------
                                                            AT DECEMBER 31,
                                                  ---------------------------------
                                                        1997           1996
                                                  ---------------------------------
Working capital (deficiency)                          $4,263        $(1,658,896)

Total assets                                        $179,228          2,376,400

Current portion of long-term debt                        -0-              2,065

Long-term debt                                           -0-              4,026

Convertible redeemable preferred stock                   -0-          1,867,795

Total stockholders' equity (deficit)                  $4,263         (3,202,134)

                                      - 6 -

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     NET SALES. Net sales decreased to $345,450 for the year ended December 31, 1997 as compared to $2,103,246 for the year ended December 31, 1996, a decrease of 84%. For the first quarter of the year, the decrease in sales was attributable to a decrease in sales through an international distributor and the uncertainty in the marketplace due to the impending sale of the Company's assets. The sale was completed on March 20, 1997 which resulted in there being no sales activity for the remainder of the year.

     GROSS PROFIT. Gross Profit decreased to $91,477 for the year ended December 31, 1997 as compared to $685,847 for the year ended December 31, 1996, a decrease of 87%. This decrease was due to lower sales volume.

     RESEARCH AND DEVELOPMENT. Research and Development expenses represent the Company's investment in the advancement of less invasive technology in the fields of neuro and vascular surgery. These expenses decreased to $69,327 for the year ended December 31, 1997 as compared to $977,450 for the year ended December 31, 1996, a decrease of 93%. The level of these expenses decreased through March 31, 1997 due to a decrease in personnel and related benefit costs and reduced spending in expenses related to the Company's vascular products, including clinical and regulatory submissions. No such expenses were incurred subsequent to March 20, 1997.

     SALES AND MARKETING EXPENSES. Sales and Marketing expenses were $314,150 for the year ended December 31, 1997 as compared to $1,770,464 for the year ended December 31, 1996, a decrease of 82%. This decrease was the result of the discontinuance of these activities after the sale of the Company's assets in March 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $308,417 for the year ended December 31, 1997 as compared to $850,124 for the year ended December 31, 1996, a decrease of 64%. The decrease was due primarily to reduced insurance premiums for product liability coverage and Directors and Officers liability insurance and the sale of the business on March 20, 1997.

     NET INCOME (LOSS). Net income was $1,129,608 for the year ended December 31, 1997. Net loss was $3,059,333 for the year ended December 31, 1996, an increase of $4,188,941. The current year income is primarily attributable to the gain on sale of the Company's assets.

     LIQUIDITY AND CAPITAL RESOURCES. Working capital was $4,293 at December 31, 1997 as compared to working capital deficiency of $1,658,896 at December 31, 1996 or an increase of $1,663,189 arising out of the sale of the Company's assets in March 1997. The Company's cash resources at both December 31, 1997 and March 31, 1998 were minimal. The Company's independent auditors, in their report on the Company's financial statements as of and for the year ended December 31, 1997, include an explanatory paragraph with respect to the uncertainty as to the Company's ability to continue as a going concern because of the Company's current financial condition.

     The Company had, at December 31, 1997, no commitments for any other credit facilities, such as revolving loans or lines of credit that could provide additional working capital.

ITEM 7.   FINANCIAL STATEMENTS

     The response to this Item is included in a separate section of this Report. See Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's former independent accountants, Coopers & Lybrand L.L.P. ("Coopers") resigned from that capacity on November 8, 1996.

     The report by Coopers on the financial statements of the Company dated March 1, 1996, including consolidated balance sheets as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and statement of stockholders' equity (deficit) for the years then ended did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that the report contained an explanatory paragraph with respect to substantial doubt concerning the Company's ability to continue as a going concern.

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

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and Executive Officers of the Company and their ages are as follows:

          NAME                     AGE       POSITION

          Brian Bayley             45        President and Director

          A. Murray Sinclair, Jr.  36        Director

          Jennine M. Ballard       47        Director



     BRIAN BAYLEY has served as Director of the Company since February 1995 and was appointed President in March 1997. He is also President and director of Quest Management Corp., a private management company. Previously, Mr. Bayley held the positions of director, President, Chief Executive Officer, Secretary and Vice-President, Corporate Administration of Quest Oil & Gas, Inc. (formerly Quest Capital Corporation). Quest Oil & Gas, Inc. was a publicly-traded oil and gas company whose shares traded on The Toronto Stock Exchange. On April 22, 1997, substantially all the assets of Quest Oil & Gas, Inc. were acquired by EnerMark Income Fund. Prior to that, he worked with the Vancouver Stock Exchange and a private management company. Mr. Bayley holds an MBA from Queen's University, Kingston, Ontario. Mr. Bayley currently serves as Director of Arlington Ventures Ltd., Belvedere Resources, Ltd., Brandale Food Services, Inc., Ella Resources, Inc., Gothic Energy Corporation, Greystar Resources Ltd., Leigh Resource Corporation, Marchwell Capital Corp., Neary Resources Corporation, Neutrino Resources, Inc., New Candela Resources Ltd., Rhodelta Software, Inc., Roseland Resources, Ltd. and Ventel, Inc.

     MR. SINCLAIR was elected a director of the Company on March 21, 1997.
He is also President and a director of Quest Ventures Ltd., a private merchant banking company. Previously he was Managing Director of Quest Oil & Gas, Inc. (formerly Quest Capital Corporation). Quest Oil & Gas, Inc. was a publicly-traded oil and gas company whose shares traded on The Toronto Stock Exchange. Prior to that, he was President and director of Noramco Capital Corp., a private investment company. Mr. Sinclair holds a B.Comm. from Queen's University, Kingston, Ontario. Mr. Sinclair currently serves as Director of Arlington Ventures

Ltd., Belevedere Resources, Ltd., Brandale Food Services, Inc., Breakwater Resources Ltd., Brimstone Gold Corp., Habanero Resources, Inc., Magnifoam Technology, Inc., Marchwell Capital Corp., Neutrino Resources, Inc., Roseland Resources, Ltd., RTO Enterprises, Inc., Santa Cruz Minerals,Inc., Sextant Enterprise Corp. and Ventel, Inc.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Under the securities laws of the United States, the Company's directors, its officers, and any person holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). Specific filing deadlines of these reports have been established and the Company is required to disclose in this Annual Report on Form 10-KSB any failure to file by these dates during the fiscal year ended December 31, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

                              MANAGEMENT COMPENSATION

     The following table sets forth all compensation paid by the Company during the fiscal year ended December 31, 1997 to the Chief Executive Officers of the Company who served during any portion of that year. No other executive officer total annual compensation in such year exceeded $100,000. All dollar amounts are provided in U.S. dollars.

                             SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------
                                           ANNUAL COMPENSATION
                                          ----------------------
                                                                      SECURITIES
                                                                      UNDERLYING
NAME AND PRINCIPAL POSITION       YEAR    SALARY ($)   BONUS ($)   OPTIONS/SARS (#)
---------------------------       ----    ----------   ---------   ---------------
Brian Bayley, President and       1997       -0-          -0-            -0-
   Chief Executive Officer (1)

William J. Worthen, President     1997     $ 37,159       -0-            -0-
   and Chief Executive            1996     $140,000       -0-            -0-
   Officer (2)                    1995     $140,000       -0-            -0-

__________________

(1) Mr. Bayley was elected President and Chief Executive Officer of the Company on March 20, 1997.
(2) Mr. Worth resigned as President and Chief Executive Officer of the Company on March 20, 1997.


     No options were granted or exercised during the year ended December 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               COMMON STOCK OWNERSHIP
                    OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 31, 1998, the Company had issued and outstanding 39,933,733 shares of its Common Stock. The following table sets forth, as of the Record Date, certain information regarding beneficial ownership of the Common Stock by (i) those persons beneficially holding more than five percent of the Company's Common Stock, (ii) the Company's directors who beneficially own shares of the Common Stock and (iii) all of the Company's directors and officers as a group.

                                            NUMBER OF SHARES    PERCENTAGE OF
                                              BENEFICIALLY       OUTSTANDING
  NAME AND ADDRESS OF BENEFICIAL OWNER (1)      OWNED (2)        COMMON STOCK
------------------------------------------- ----------------    -------------
 Brian Bayley (3)                               1,261,571          3.1%

 A. Murray Sinclair, Jr. (3)                     1,261,571         3.1%

 Benitz & Partners Limited (4)
 94 Mount Street - First Floor                 30,000,000          75.0%
 London, England  W1Y 5H5

 All officers and directors as a group           1,261,571         3.1%
    (2 persons)

_________________

(1)  Unless otherwise indicated, the address of such person is c/o the Company.

(2) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following March 31, 1998.

(3) Consists of 1,261,571 shares of Common Stock owned by Quest Ventures, Ltd. of which Mr. Sinclair is President and Mr. Bayley is a Director. Such persons disclaim beneficial ownership of such shares.

(4) Benitz & Partners Ltd. is an investment dealer regulated in England by the Securities and Futures Authority and holds the shares as a portfolio manager trading as an agent for accounts fully managed by it.

ESCROWED SHARES

     In compliance with the requirements of the Securities Act (Ontario) and the securities laws of certain other Provinces of Canada, and pursuant to an agreement (the "Escrow Agreement") dated as of March 11, 1994 between Montreal Trust Company of Canada (the "Escrow Agent"), Quest Oil & Gas Inc. ("Quest"), Inter-Tel Media, Inc. (formerly Medsana Medical Systems, Inc.) ("Connect") and the Company, 2,523,142 shares of Common Stock (the "Escrowed Shares") owned directly or indirectly by Quest and Connect were deposited with the Escrow Agent. The Escrow Agent released 10% of the Escrowed Shares on December 24, 1994, 20% on December 24, 1995, 20% on December 24, 1996 and will release 20% on December 24, 1997 and the remaining 30% on December 24, 1998. Under the Escrow Agreement, the Escrowed Shares may not be sold, pledged as security or otherwise disposed of without the prior consent of the applicable securities commissions and other regulatory authorities. Quest and Connect have transferred beneficial ownership of such shares to Quest Ventures Ltd.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 12, 1997, the Company sold 30,000,000 shares of Common Stock to Benitz & Partners Limited for an aggregate purchase price of $211,275.
The proceeds were used by the Company to pay outstanding payables and for general corporate purposes.

     On November 13, 1995, the Company sold to Ballard 200,000 shares of Preferred Stock which upon conversion represented 19.5% of the Company's capital stock for US$2 million pursuant to the Ballard Agreement. Under the Ballard Agreement, Ballard paid to the Company US$500,000 as nonrefundable consideration for the Ballard Option to acquire all of the assets of the Company during the 24 month period following the closing of the sale of the Preferred Stock. On February 28, 1997, the Company received notice from a wholly owned subsidiary of Ballard of Ballard's exercise of the Ballard Option and on March 20, 1997, the sale of substantially all the Company's assets to Ballard was completed. The purchase price for the assets was $4,245,422, plus an adjustment for prepaid rent of $2,233. Deducted from the purchase price were the $500,000 consideration paid for the option under the Option Agreement, $198,631 of liabilities assumed, $3,671,471 principal and interest owing by the Company to Ballard and liquid assets of $11,695, or a net purchase price deficiency of $134,142. The Company's 200,000 shares of Series A Preferred Stock were redeemed and retired. The deficiency of $134,142 in the payment of the purchase price is represented by the Company's promissory note due on demand which was assigned to a third party and paid subsequent to December 31, 1997.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)    CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements are filed as part of this report:

                                                                      PAGE
                                                                      ----
     Index to Consolidated Financial Statements                       F-1
     Report of Raimondo Pettit Group                                  F-2
     Consolidated Balance Sheets at December 31, 1997 and 1996        F-3
     Consolidated Statements of Operations for the years ended
          December 31, 1997 and 1996                                  F-4
     Consolidated Statements of Stockholders' Equity (Deficit)
          for the years ended December 31, 1997 and 1996              F-5
     Consolidated Statements of Cash Flows for the years ended
          December 31,1997 and 1996                                   F-6-7
     Notes to Consolidated Financial Statements                       F-8-17

(a)(2)    EXHIBITS


    EXHIBIT NUMBER                           DESCRIPTION
    --------------                           -----------
         3(i)         Certificate of Incorporation of the Registrant, as
                      amended. (1)
        3(ii)         Bylaws of the Registrant, as amended. (1)
         4.1          Specimen stock certificate of the Registrant. (1)
         10.1         Restated 1993 Stock Incentive Plan. (1)
         10.2         Restated Officers' Stock Warrant Plan. (1)
         10.3         1994 Directors Stock Option Plan. (1)
         10.4         1994 Stock Option Plan. (1)
         10.5         1993 Stock Incentive Plan. (1)
         10.6         Form of Indemnification Agreement between the Registrant
                      and its officers and directors. (1)
         10.7         Stock Purchase and Option Agreement dated July 17, 1995
                      between the Registrant and Ballard Medical Products,
                      including all exhibits thereto. (2)
         21.1         Subsidiaries of the Registrant.  None
         27           Financial Data Schedule.

________________

(1) Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No 0-25136 dated September 30, 1994.

(2) Filed as Exhibit (exhibit number 2.1) to Neuro Navigational Corporation Form 8-K dated July 17, 1995.


(b)  REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.


                                       -16

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  April 13, 1998


                                     KINETIC VENTURES LTD.



                                     By:    /s/ Brian Bayley
                                         ----------------------------
                                         Brian Bayley, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Capacity                        Date
---------                           --------                        ----
/s/ Brian Bayley
--------------------------       President and Director        April 13, 1998
Brian Bayley                     (principal executive,
                                 financial and accounting
                                 officer)


/s/ A. Murray Sinclair, Jr.     Director                      April 13, 1998
----------------------------
A. Murray Sinclair, Jr.


/s/ Jennine M. Ballard          Director                      April 13, 1998
----------------------------
Jennine M. Ballard

                                              CONSOLIDATED FINANCIAL STATEMENTS


                                                          KINETIC VENTURES LTD.
                                          (FORMERLY KNOWN AS NEURO NAVIGATIONAL
                                                                   CORPORATION)


                                         YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                                F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                             F-3

     Consolidated Statements of Operations                                  F-4

Consolidated Statements of Changes in
        Stockholders' Equity (Deficit)                                      F-5

     Consolidated Statements of Cash Flows                           F-6 to F-7

     Notes to Consolidated Financial Statements                     F-8 to F-17

                    [LETTERHEAD OF RAIMONDO PETTIT GROUP]


                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Kinetic Ventures Ltd.
(formerly known as Neuro Navigational Corporation)
Vancouver, British Columbia, Canada


We have audited the accompanying consolidated balance sheet of Kinetic Ventures Ltd. (formerly known as Neuro Navigational Corporation) as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the two years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Ventures Ltd. (formerly known as Neuro Navigational Corporation) as of December 31, 1997, and the consolidated results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has sold its revenue-producing operations and, at the date of this report, has no liquidity resources. The Company's ability to continue as a going concern is dependant upon its ability to raise additional capital or to merge with a revenue producing venture partner. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                        RAIMONDO PETTIT GROUP

Torrance, California
March 17, 1998

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                                     CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

DECEMBER 31,                                                           1997
-------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                           $   179,228
-------------------------------------------------------------------------------

Total current assets                                                    179,228
-------------------------------------------------------------------------------

TOTAL ASSETS                                                          $ 179,228
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Note payable                                                          $ 139,000
Accounts payable and accrued expenses                                    13,412
Income tax payable                                                       22,553
-------------------------------------------------------------------------------

Total current liabilities                                               174,965
-------------------------------------------------------------------------------

Total liabilities                                                       174,965
-------------------------------------------------------------------------------

COMMITMENTS (NOTES 4, 6 AND 7)

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 40,000,000 shares
     authorized, 39,933,733 issued and outstanding                       39,934
Additional paid-in capital                                           15,895,073
Accumulated deficit                                                (15,930,744)
-------------------------------------------------------------------------------

Total stockholders' equity                                                4,263
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 179,228
-------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                      KINETIC VENTURES LTD.
                         (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31,                        1997           1996
---------------------------------------------------------------------------
SALES                                               $345,450    $ 2,103,246
COST OF SALES                                        253,973      1,417,399
---------------------------------------------------------------------------

GROSS PROFIT                                          91,477        685,847
---------------------------------------------------------------------------

OPERATING EXPENSES
     Research and development                         69,327        977,450
     Sales and marketing                             314,150      1,770,464
     General and administrative                      308,417        850,124
---------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                             691,894      3,598,038
---------------------------------------------------------------------------

LOSS FROM OPERATIONS                                (600,417)    (2,912,191)

OTHER INCOME (EXPENSE)
     Interest expense, net                           (67,841)      (162,657)
     Gain on sale of assets                        1,810,619           -
     Other income, net                                12,800         19,115
---------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES    1,155,161     (3,055,733)

PROVISION FOR INCOME TAXES                            25,553          3,600
---------------------------------------------------------------------------

NET INCOME (LOSS)                                 $1,129,608   $ (3,059,333)
---------------------------------------------------------------------------
---------------------------------------------------------------------------

INCOME (LOSS) PER SHARE
     Basic and Diluted                                 $0.10        $ (0.31)
     Average common shares outstanding            11,183,733      9,933,733
---------------------------------------------------------------------------
---------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------------------------------
                                                                                             Total
                                       Common Stock        Additional                    Stockholders'
                                   -------------------       Paid-in      Accumulated       Equity
                                   Shares       Amount       Capital        Deficit       (Deficit)
------------------------------------------------------------------------------------------------------

Balances, January 1, 1996        9,933,733     $ 9,934     $13,848,284   $(14,001,019)   $  (142,801)

Net loss for the year
 ended December 31, 1996                                                   (3,059,333)    (3,059,333)
------------------------------------------------------------------------------------------------------

Balances, December 31, 1996      9,933,733       9,934      13,848,284    (17,060,352)    (3,202,134)

Redemption of convertible
 preferred stock                                             1,865,514                     1,865,514

Issuance of common stock        30,000,000      30,000         181,275                       211,275

NET INCOME FOR THE YEAR
 ENDED DECEMBER 31, 1997                                                    1,129,608      1,129,608
------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1997     39,933,733     $39,934     $15,895,073   $(15,930,744)   $     4,263
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                         KINETIC VENTURES LTD.
                            (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                        1997           1996
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $1,129,608     $ (3,059,333)
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
  Gain on sale of assets                          (1,810,619)          -
  Depreciation and amortization                       13,942           95,667
  Changes in operating assets and liabilities:
  Accounts receivable                                182,982           11,647
  Inventories                                        118,175         (248,788)
  Prepaid expenses                                    11,695           22,019
  Accounts payable and accrued expenses               39,317         (149,501)
------------------------------------------------------------------------------

Net cash used in operating activities               (314,900)      (3,328,289)
------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  -              (104,863)


Net cash used in investing activities                 -              (104,863)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable            179,930        3,260,000
  Principal repayments of notes payable and
  capital lease obligation                            -                (1,759)
  Redemption of convertible preferred stock           (2,281)          -
  Proceeds from issuance of common stock             211,275           -
------------------------------------------------------------------------------

Net cash provided by financing activities            388,924        3,258,241
------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents  74,024         (174,911)

Cash and cash equivalents, beginning of year         105,204          280,115
------------------------------------------------------------------------------

Cash and cash equivalents, end of year              $179,228        $ 105,204
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                                         KINETIC VENTURES LTD.
                            (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                        1997           1996
------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  CASH PAID DURING THE YEAR FOR:
  Interest                                        $      -          $ 1,141
  Income taxes                                    $    1,600        $ 1,600
  NON CASH INVESTING AND FINANCING ACTIVITIES:
  Elimination of assets and liabilities
   resulting from the exercise of the option
   to acquire assets:
  Accounts receivable                             $  196,891        $   -
  Inventories                                     $1,406,175        $   -
  Fixed assets                                    $  297,076        $   -
  Other assets                                    $   52,117        $   -
  Accounts payable and other accrued liabilities  $  225,549        $   -
  Note payable and accrued interest to
  Ballard applied against sales price             $3,537,329        $   -
  Convertible stock redemption recorded to
  additional paid-in capital                      $1,865,514        $   -
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1.   THE COMPANY

Kinetic Ventures Ltd. (formerly known as Neuro Navigational Corporation (the "Company")) was incorporated in California on May 20, 1991, and reincorporated in Delaware in December 1993, to develop, manufacture and market disposable miniature medical devices and an integrated visualization system designed for minimally invasive neurosurgery, primarily of the brain. The Company was also developing products for vascular surgery.

During the year ended December 31, 1995, the Company sold $2 million in convertible redeemable preferred stock to Ballard Medical Products ("Ballard") and entered into an option agreement (the "Option") to sell Ballard substantially all of the assets of the Company (see Note 4). On February 28, 1997, Ballard exercised its Option for a total purchase price of $4.2 million. Ballard had also extended a line of credit that allowed the Company to operate until March 20, 1997, when the sale of assets was completed. Ballard also redeemed its convertible preferred stock for $2,281.

The sale of assets and related gain on sale of assets were accounted for as follows:

          Total purchase price:                              $    4,247,655
          Less net assets sold:
               Accounts receivable                                 (196,891)
               Inventory                                         (1,406,175)
               Fixed assets                                        (297,076)
               Other assets                                         (52,117)
               Accounts payable, net of liabilities assumed          15,223
               Gain previously recognized in 1995                  (500,000)
           ----------------------------------------------------------------

           Gain on sale of assets                            $    1,810,619
           ----------------------------------------------------------------
           ----------------------------------------------------------------

The sale proceeds were as follows:

           Total purchase price                              $    4,247,655
           Option price applied                                    (500,000)
           Line of credit, liabilities assumed and liquid assets (3,881,655)
           ----------------------------------------------------------------

           Excess of price paid over assets acquired (remaining Note
           Payable to Ballard Medical Products)              $     (134,000)
           ----------------------------------------------------------------

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1.        THE COMPANY (CONTINUED)

GOING CONCERN

As a consequence of the sale of all its assets, the Company no longer has any material assets or business operations or liabilities other than the outstanding note in the amount of approximately $139,000. In December 1997, the Company issued 30,000,000 shares of common stock for an aggregate purchase price of Canadian $300,000 (U.S. $211,275) or U.S. $0.007 per share.
 The proceeds were used to repay current liabilities and to be available to finance, in part, the Company's efforts to enter into further business ventures. The Company may seek to raise additional capital to finance further business ventures. The terms on which such capital will be raised have not been established and there can be no assurance that the Company's management will be successful in raising additional capital or in locating or acquiring any further business ventures or that any such ventures acquired will be successful.

Subsequent to the sale, the Company continues to exist as a public shell corporation and the accompanying financial statements have been presented assuming the Company will continue as a going concern. At December 31, 1997, the Company had accumulated $15.9 million in losses and had no revenue producing operations. At the date of this report, the Company has almost no liquidity and its ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying financial statements to provide for this uncertainty.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Endovascular, Inc., a California corporation. All intercompany accounts and transactions have been eliminated in consolidation.

The results of operations represent operations up to March 20, 1997, the date of the disposition of the Company's assets. Such sales and related expenses will not be recurring in the future.

CASH AND CASH EQUIVALENTS

The Company considers short-term investments which have maturities of three months or less at the date of acquisition to be cash equivalents.

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Up to March 20, 1997, the date of the sale of the Company's assets, inventories were valued at the lower of cost or market. Cost was determined principally by the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are capitalized at original cost and depreciated or amortized on a straight-line basis over their estimated useful lives as follows:

                    Assets                    Useful Lives
               ---------------------------------------------------------------
               Office furniture            3-7 years
               Equipment                   5 years
               Molds                       10 years
               Leasehold improvements      Lesser of economic life or lease term

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

RESEARCH AND DEVELOPMENT

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

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

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

NET LOSS PER COMMON SHARE

The Company computes its loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "EARNINGS PER SHARE" ("EPS") issued in February, 1997. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," and SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products,

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

3.   NOTE PAYABLE

As a result of the sale of assets on March 20, 1997 (see Note 1), the Company incurred a liability to Ballard of $134,000, collateralized by substantially all assets of the Company, non-interest bearing and due on demand. On July 3, 1997, the note payable was assigned from Ballard to a third party. On January 14, 1998, the Company paid $139,000 to the third party in full satisfaction of the assigned note and related legal fees from funds raised from the issuance of stock (see Note 5).


4. SALE OF CONVERTIBLE REDEEMABLE PREFERRED STOCK; OPTION TO PURCHASE COMPANY'S ASSETS AND LINE OF CREDIT

CONVERTIBLE REDEEMABLE PREFERRED STOCK

On July 17, 1995, the Company signed an agreement with Ballard (the "Agreement") and sold to Ballard 200,000 shares of convertible redeemable preferred stock, representing 19.5% of the Company's capital stock on an "as diluted" basis, for $2,000,000 in cash.

Upon closing of the sale of assets on March 20, 1997, the preferred stock was redeemed for $2,281, at a redemption price equal to 19.5% of the Company's liquid assets, less retained liabilities, as defined in the Agreement.

OPTION TO ACQUIRE ASSETS

Under the Agreement, Ballard also paid to the Company $500,000 as nonrefundable consideration for an option (the "Option") to acquire all of the assets of the Company during the 24 month period following the closing of the sale of the Preferred Stock (the "Option Term"). The $500,000 has been recorded as other income in the 1995 consolidated statement of operations. The asset purchase price is equal to twice the net sales of the Company for the twelve (12) full calendar months immediately preceding the date of exercise. Under the agreement, Ballard received credit for Option considera-

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

4. SALE OF CONVERTIBLE REDEEMABLE PREFERRED STOCK; OPTION TO PURCHASE COMPANY'S ASSETS AND LINE OF CREDIT (CONTINUED)

OPTION TO ACQUIRE ASSETS (CONTINUED)

tion paid, any liabilities assumed, loans made to the Company by Ballard and the balance of any liquid assets retained by the Company at closing.

Under the Agreement, two nominees of Ballard served on the Company's Board of Directors, and the Company's conduct of its business was subject to certain restrictions during the Option Term. The Company agreed to indemnify Ballard against certain losses in connection with any exercise of the Option. The Option was exercised and the sale of assets completed on March 20, 1997 (see
Note 1).

THIRD PARTY SALE

In May 1996, Ballard indicated an interest in exercising the option and selling the acquired assets to a third party (collectively a "Transaction") and with the assistance of the Company, retained a financial advisor to assist in arranging a Transaction.

The financial advisor fees amount to $500,000 and were to be entirely paid by Ballard and recovered from the proceeds of the sale Transaction. However, the Company is ultimately jointly and severally liable for the amount due. The Company is unaware of the status of such fee payment; however, at the date of these financial statements, no claim has been made to the Company. Accordingly, no accrual was made in the accompanying financial statements for this matter.

LINE OF CREDIT

As part of the Agreement, Ballard also agreed to provide to the Company a line of credit up to $500,000 commencing eight months after the closing of the Agreement to finance operating expenses. The line of credit had an interest rate of 10% per annum and all outstanding principal and interest was due on demand. The line of credit was collateralized by the Company's inventories, accounts receivable and other tangible assets. At March 20, 1997, the Company had borrowed a total of approximately $3,671,000 (including accrued interest), of which approximately $3,537,000 was applied to the proceeds of the sale price (see Note 1).

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

5.   SALE OF COMMON STOCK

In December 1997, the Company issued 30,000,000 shares for Canadian $300,000 (U.S. $211,275) in cash or U.S. $0.007 per share.

6.   STOCK OPTIONS

EMPLOYEE STOCK OPTION PLAN

The Company adopted the 1994 Employee Stock Option Plan (the "Employee Plan") to grant nonqualified and incentive stock options to employees and consultants up to 1,655,599 shares of the Company's common stock.

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

DIRECTORS' STOCK OPTION PLAN

The Company adopted the 1994 Directors' Stock Option Plan (the "Directors' Plan") to grant nonqualified stock options to directors up to 130,000 shares of the Company's common stock.

The exercise price of the shares under option shall equal the fair market value of the common stock at the date of grant. The term of any stock option may not exceed five years from the date of grant. The options are exercisable over five years and vest in equal one-third annual increments beginning one year from the date of grant over a three-year period.

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

6.        STOCK OPTIONS (CONTINUED)

Director's Stock Option Plan (Continued)
----------------------------------------

A summary of the shares under the Employee Plan and the Directors' Plan are as follows:

                                                   Shares Under   Exercise Price
                                                      Option         Per Share
--------------------------------------------------------------------------------
     Options outstanding at December 31, 1995        1,227,606    $0.22 to $1.25
          Granted                                        2,500             $0.21
          Canceled                                    (293,044)   $0.22 to $0.30
--------------------------------------------------------------------------------

     Options outstanding at December 31, 1996          937,062    $0.21 to $1.25
          Granted                                         -
          Canceled                                    (937,062)   $0.21 to $1.25
--------------------------------------------------------------------------------

     Options outstanding at December 31, 1997                0
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

All stock options were canceled upon the exercise of the Option (see Note 1) and related termination of employment with the Company.


7.  COMMITMENTS

The Company leased office space and equipment under the terms of noncancelable operating lease agreements with lease terms through July 1999. Total rent expense for the years ended December 31, 1997 and 1996 was $18,873 and $74,765, respectively. Leases were assumed by Ballard as part of the exercise of the Option.

8.  RELATED PARTY TRANSACTIONS

Subsequent to the sale of assets on March 20, 1997 (see Note 1), the Company's management was replaced by a related party. The Company has no management agreements with this related party and no costs of the affiliated management company were allocated to the Company. During the year, the related management company made operating advances of $27,286. Before December 31, 1997, all advances were repaid.

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.  INCOME TAXES

The composition of the provision for income taxes for the years ended December 31 is as follows:

                                                          1997           1996
         --------------------------------------------------------------------
          Current:
            Federal                                    $ 393,000       $   -
            State                                        110,000        3,600
            Change in valuation allowance to
             reflect utilization of net operating
             losses carried forward                     (477,447)          -
         --------------------------------------------------------------------

                                                       $  25,553       $3,600
         --------------------------------------------------------------------
         --------------------------------------------------------------------


Income taxes for the year ended December 31, 1997 resulted primarily from a limitation on the use of net operating loss carryforwards against the gain on the sale of assets (see Note 1) under the alternative minimum tax method.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31 as follows:

                                                             1997      1996
         --------------------------------------------------------------------
          Statutory regular federal income tax rate         34.00%    (34.00%)
          State income taxes, net of federal benefit         9.52        .06
          Valuation allowance                              (41.31)     33.94
          Other                                               -          .10
         --------------------------------------------------------------------

          Effective Tax Rate                                 2.21%       .10%
         --------------------------------------------------------------------
         --------------------------------------------------------------------

At December 31, 1997, deferred income tax assets consist primarily of net operating loss carryforwards of approximately $6,200,000 less a valuation allowance of $6,200,000. The valuation allowance on deferred tax assets decreased by $477,447 and increased by $1,388,868 during 1997 and 1996, respectively.

                                                          KINETIC VENTURES LTD.
                             (FORMERLY KNOWN AS NEURO NAVIGATIONAL CORPORATION)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.  INCOME TAXES (CONTINUED)

At December 31, 1997, the Company had net operating loss carryforwards for federal and state purposes of approximately $15,300,000 and $6,130,000, respectively. These carryforwards begin to expire in 2006 and 1998, respectively. In addition, the Company had research and experimentation credit carryforwards for federal and state purposes of approximately $323,000 and $139,000, respectively. The federal credit carryforward expires beginning in 2006. The utilization of net operating losses and credit carryforwards may be limited under the provisions of Internal Revenue Code
Section 382 when a change of ownership occurs.

10.  EARNINGS PER SHARE (EPS)

Earnings per share for the years ended December 31, were computed as follows:

                                                  1997           1996
          ----------------------------------------------------------------
          Net income (loss)                    1,129,608        (3,059,333)
          Weighted average common shares
           outstanding                        11,183,733         9,933,733
          ----------------------------------------------------------------

          Basic and diluted EPS                      .10              (.31)
          ----------------------------------------------------------------
          ----------------------------------------------------------------

In 1996, the "if converted" preferred stock and stock options were not included in the denominator, since their inclusion would have been anti-dilutive. In 1997, the preferred stock was redeemed, the options canceled, and there are no other common stock equivalents. As a result, basic and diluted EPS are the same for both periods presented.