Form 10QSB
period 1998-03-31
KINETIC VENTURES LTD
filed 1998-05-13
CIK 896726

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                     Act of  1934
                    For the quarterly period ended March 31, 1998

[  ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act
                                       of 1934

For the transition period from _____ to _____

                            Commission File Number 0-25136

                                KINETIC VENTURES, LTD
                                ---------------------
             (Name of Small Business Issuer as specified in its charter)

          Delaware                                     33-0464753
          --------                                     ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1095 Pender Street, Suite 850,Vancouver, British Columbia V6E 2M6
-----------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

                      Issuer's telephone number, (604) 689-1428
                                       ------------------------

     Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
YES [X]      NO [   ]


There were 39,933,733 shares of the issuer's Common Stock outstanding as of May 5, 1998.


                This Form 10-QSB consists of 9 pages and no exhibits.

     PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements

                                KINETIC VENTURES LTD.
                                    Balance Sheets



----------------------------------------------------------------------------------
                                                   March 31,          December 31,
                                                     1998                 1997
----------------------------------------------------------------------------------
                                                  (UNAUDITED)

ASSETS

Current assets:
     Cash                                         $   2,122              179,228
     -----------------------------------------------------------------------------
Total Assets                                      $   2,122              179,228
----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities     $   4,905               13,412
     Note payable                                       -                139,000
     Income tax payable                                 -                 22,553
----------------------------------------------------------------------------------
                                                      4,905              174,965

Shareholders' deficit:
     Common stock, $0.001 par value,                 39,934               39,934
     40,000,000 shares authorized; 39,933,733
     shares outstanding
     Additional paid in capital                  15,895,073           15,895,073
     Accumulated deficit                        (15,937,790)         (15,930,744)
----------------------------------------------------------------------------------
                                                     (2,783)               4,263
----------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $   2,122              179,228
----------------------------------------------------------------------------------


   The accompanying notes are in integral part of the financial statements.

                                KINETIC VENTURES LTD.
                       Consolidated Statements of Income (Loss)
                  For the three months ended March 31, 1998 and 1997
                                     (Unaudited)



-----------------------------------------------------------------
                                             1998           1997
-----------------------------------------------------------------


Sales                                 $       -           345,450
Cost of goods sold                            -           253,973
-----------------------------------------------------------------
                                              -            91,477
-----------------------------------------------------------------

Operating expenses:
     Research and development                 -           110,919
     Sales and marketing                      -           315,137
     General and administrative             7,046         209,527
     ------------------------------------------------------------
                                            7,046         635,583
     ------------------------------------------------------------

Other income (expense):
     Interest expense, net                    -           (68,614)
     Gain on sale of assets                   -         1,828,338
     Other                                    -            13,021
     ------------------------------------------------------------
                                              -         1,772,745
     ------------------------------------------------------------

Net income (loss) before provision
     for income taxes                      (7,046)      1,228,639

Provision for state income taxes              -             3,000
-----------------------------------------------------------------

Net income (loss)                     $    (7,046)      1,225,639
-----------------------------------------------------------------

Net income (loss) per common share    $       -              0.12
-----------------------------------------------------------------

Weighted average number of
common shares outstanding               39,933,733      9,933,733
-----------------------------------------------------------------

   The accompanying notes are in integral part of the financial statements.

                                KINETIC VENTURES LTD.
                        Consolidated Statements of Cash Flows
                  For the three months ended March 31, 1998 and 1997
                                     (UNAUDITED)


-------------------------------------------------------------------------------------------
                                                                      1998         1997
-------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income (loss) for the period                              $  (7,046)   1,225,639

     Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
          Net effect from sale of assets to Ballard                     -      (1,828,338)
          Depreciation and amortization                                 -          25,283
          Decrease in accounts receivable                               -         182,982
          Decrease in inventory                                         -          59,074
          Decrease in prepaid expenses                                  -          11,695
          Increase (decrease) in accounts payable and accrued
               liabilities                                          (170,060)     (46,185)
     --------------------------------------------------------------------------------------
     Net cash used by operating activities                          (177,106)    (369,850)
     --------------------------------------------------------------------------------------
Cash provided by investing activities:
     Increase in deposits                                               -          (4,310)
     --------------------------------------------------------------------------------------
Cash provided by financing activities:
     Net proceeds from issuance of notes payable                        -         280,000
     Payments & current maturities of capital lease obligations         -            (321)
     Redemption of preferred stock                                      -          (2,281)
     --------------------------------------------------------------------------------------
                                                                        -         277,398
     --------------------------------------------------------------------------------------
Net decrease in cash                                                (177,106)     (96,762)

Cash, beginning of period                                            179,228      105,204
-------------------------------------------------------------------------------------------
Cash, end of period                                                $   2,122        8,442
-------------------------------------------------------------------------------------------


  The accompanying notes are in integral part of the financial statements.

                                KINETIC VENTURES LTD.
                            NOTES TO FINANCIAL STATEMENTS
                         For the Period Ending March 31, 1998
                                     (Unaudited)

1.   Summary of Significant Accounting Policies:

     BASIS OF PRESENTATION:

     Although unaudited, the interim financial statements in this report reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

     The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     The Company has experienced recurring losses from operations and has an accumulated deficit of $15,937,790 at March 31, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     PROPOSED BUSINESS PLANS:

     As of March 31, 1998, the Company has no active business operations. Management intends to attempt to seek to have the Company enter into further business operations. Management is currently reviewing various alternatives relating to further business activities for the Company, but no specific business activities have been identified and no agreements or agreements in principle have been entered into whereby the Company will again be engaged in any business activities. In addition, management has made no decision as to any specific industries or geographical areas where any such future business activities may be undertaken. Although management believes that its future business activities will be the result of the acquisition of an existing business, there can be no assurance with respect thereto and the Company may become engaged in such activities through other means. Management may seek to raise additional capital to enable it to become engaged in further business activities to finance an acquisition of an existing business or it may effectuate the acquisition through a merger, consolidation or other issuance of shares of the Company's common stock.

                               KINETIC VENTURES LTD.
                      NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        For the Period Ending March 31, 1998
                                    (Unaudited)


     There can be no assurance that the Company will be successful in effecting the acquisition of any further business operations. In addition, there can be no assurance that the terms of such acquisition may not be dilutive to the Company's existing stockholders or that such terms will be advantageous to the Company. There can be no assurance that the Company will be successful in its attempts to enter into any further business activities.

     Until such time as the Company is successful in entering into further business activities, it should be expected that the Company will not realize any material revenues.

2.   Notes Payable:

     Notes payable consist of the following:


                                             (Unaudited)
                                               March 31,    December 31,
                                                 1998           1997
                                             -----------    ------------

     Note payable due on demand, and
       non-interest bearing                          $0         $139,000
                                             -----------    ------------


3.   Income Taxes:

     At December 31, 1997, the Company had net operating loss carryforwards for federal and state purposes of approximately $15,300,000 and $6,130,000 respectively. In addition, the Company had research and experimentation credit carryforwards for federal and state purposes of approximately $323,000 and $139,000, respectively. The federal credit carryforward expires beginning in 2006. The utilitzation of net operating losses and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 when a change of ownership occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On March 20, 1997 the Company completed the sale, pursuant to a Stock Purchase and Option Agreement dated July 17, 1995, of substantially all its assets to Ballard Medical Products ("Ballard"). Reference should be made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 for a description of the transaction and the Company's future business plans. As a result of the disposition of the Company's assets, and until such time, if ever, that the Company enters into further business operations, the Company will not realize any sales and does not expect to incur any related expenses.

          The following discussion should be read in conjunction with the
Financial      Statements and Notes thereto appearing elsewhere in this
Quarterly Report on Form 10-QSB. In addition the Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995 that provide a "safe harbor" for forward looking statements made by or on behalf of the Company. Except for the historical information contained herein, the matters discussed herein are forward looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Specifically, the Company wishes to alert readers that the information set forth in "Item 1. Description of Business -Proposed Business Plans," and the Company's intentions and efforts to enter into further business activities contained herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 are forward looking statements. Various factors, including the inability of management to identify, locate and acquire in a timely manner future business activities, among other matters discussed in this Report, may adversely affect the Company's ability to remain in existence. Failure to locate further business activities could lead to the dissolution of the Company.

     Until the Company is successful in entering into further business activities, it can be expected that its revenues will be nominal.

NET SALES

Net Sales decreased to $Nil for the three months ended March 31, 1998 as compared to $345,450 for the three months ended March 31, 1997, a decrease of 100%. The sale of the Company's assets which was completed on March 20, 1997 resulted in there being no sales activity in the current year.

GROSS PROFIT

Gross Profit decreased to $Nil for the three months ended March 31, 1998 as compared to $91,477 for the three months ended March 31, 1997 a decrease of 100%. The sale of the Company's assets which was completed on March 20, 1997 resulted in there being no sales activity in the current year.

RESEARCH AND DEVELOPMENT

Research and Development expenses represent the Company's investment in the advancement of less invasive technology in the fields of neuro and vascular surgery. These expenses decreased to $Nil for the three months ended March 31, 1998 as compared to $110,919 for the three months ended March 31, 1997, a decrease of 100%. This decrease was due to a decrease in personnel and related benefit costs and a reduced spending in expenses related to the Company's vascular products including clinical and regulatory submissions. No such expenses were incurred subsequent to March 20, 1997.

SALES AND MARKETING EXPENSES

Sales and Marketing expenses were $Nil for the three months ended March 31, 1998 as compared to $315,137 for the three months ended March 31, 1997, a decrease of 100%. This decrease was the result of the discontinuance of these activities after the sale of the Company's assets in March, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $7,046 for the three months ended March 31, 1998 as compared to $209,527 for the three months ended March 31, 1997, a decrease of 97%. The decrease for the three months was due to the sale of the Company's business on March 20, 1997.

NET INCOME (LOSS)

Net loss was $7,046 for the three months ended March 31, 1998. Net income was $1,225,639 for the three months ended March 31, 1997, a decrease of $1,232,685. The prior year income is primarily attributable to the gain on sale of the Company's assets.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was a deficit of $2,783 at March 31, 1998 as compared to working capital deficiency of $125,700 at March 31, 1997 or an increase of $122,917.
The Company's cash resources at March 31, 1998 were minimal.

The Company had, at March 31, 1998, no commitments for any other credit facilities such as revolving loans or lines of credit that could provide additional working capital.

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


                                        KINETIC VENTURES LTD.


     DATED: MAY 5, 1998                 By:  /s/ BRIAN BAYLEY
                                             -----------------------------
                                             Brian Bayley, President
                                             (Principal Executive Officer)