Form 10-Q
period 1998-06-30
KINETIC VENTURES LTD
filed 1998-08-12
CIK 896726

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB


(Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                    Act of 1934
                    For the quarterly period ended June 30, 1998

 [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
                                      of 1934
                   For the transition period from _____ to _____

                           Commission File Number 0-25136

                               KINETIC VENTURES, LTD
            (Name of Small Business Issuer as specified in its charter)

          DELAWARE                                     33-0464753
--------------------------------------     ------------------------------------
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


There were 39,933,733 shares of the issuer's Common Stock outstanding as of July 27, 1998.


              This Form 10-QSB consists of 10 pages and no exhibits.

                               KINETIC VENTURES LTD.
                           NOTES TO FINANCIAL STATEMENTS
                        For the Period Ending June 30, 1998
                                    (Unaudited)

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

     The Company has experienced recurring losses from operations and has an accumulated deficit of $15,953,216 at June 30, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     PROPOSED BUSINESS PLANS:

     As of June 30, 1998, the Company has no active business operations. Management intends to attempt to seek to have the Company enter into further business operations. Management is currently reviewing various alternatives relating to further business activities for the Company, but no specific business activities have been identified and no agreements or agreements in principle have been entered into whereby the Company will again be engaged in any business activities. In addition, management has made no decision as to any specific industries or geographical areas where any such future business activities may be undertaken. Although management believes that its future business activities will be the result of the acquisition of an existing business, there can be no assurance with respect thereto and the Company may become engaged in such activities through other means. Management may seek to raise additional capital to enable it to become engaged in further business activities to finance an acquisition of an existing business or it may effectuate the acquisition through a merger, consolidation or other issuance of shares of the Company's common stock.

                               KINETIC VENTURES LTD.
                      NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        For the Period Ending June 30, 1998
                                    (Unaudited)


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

2.   Note Payable:

     Note payable consists of the following:


                                               (Unaudited)
                                                June 30,          December 31,
                                                  1998                1997
                                               -----------        ------------
   Note payable due on demand, and
   non-interest bearing                                 $0            $139,000
                                                        --            --------


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

     NET SALES

     Net Sales decreased to $Nil for the three months and the six months ended June 30, 1998 as compared to $Nil for the three months and $345,450 for the six months ended June 30, 1997, a year to date decrease of 100%. The sale of the Company's assets which was completed on March 20, 1997 resulted in there being no sales activity in the current year.

     GROSS PROFIT

     Gross Profit decreased to $Nil for the three months and the six months ended June 30, 1998 as compared to $Nil for the three months and $91,477 for the six months ended June 30, 1997 a year to date decrease of 100%. The sale of the Company's assets which was completed on March 20, 1997 resulted in there being no sales activity in the current year.

     RESEARCH AND DEVELOPMENT

     Research and Development expenses represent the Company's investment in the advancement of less invasive technology in the fields of neuro and vascular surgery. These expenses decreased to $Nil for the three months and the six months ended June 30, 1998 as compared to $Nil for the three months and $110,919 for the six months ended June 30, 1997, a year to date decrease of 100%. This decrease was due to a decrease in personnel and related benefit costs and a reduced spending in expenses related to the Company's vascular products including clinical and regulatory submissions. No such expenses were incurred subsequent to March 20, 1997.

     SALES AND MARKETING EXPENSES

     Sales and Marketing expenses were $Nil for the three months and the six months ended June 30, 1998 as compared to $Nil for the three months and $315,137 for the six months ended June 30, 1997, a year to date decrease of 100%. This decrease was the result of the discontinuance of these activities after the sale of the Company's assets in March, 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $14,519 for the three months and $21,565 for the six months ended June 30, 1998 as compared to $31,563 for the three months and $241,090 for the six months ended June 30, 1997, a decrease of 54% and 91% respectively. The decrease for the three months and year to date was due to the sale of the Company's business on March 20, 1997.

     NET INCOME (LOSS)

     Net loss was $15,426 for the three months and $22,472 for the six months ended June 30, 1998. Net loss was $35,055 for the three months and net income was $1,190,584 for the six months ended June 30, 1997, a decrease of $19,629 and $1,213,056 respectively. The prior year income is primarily attributable to the gain on sale of the Company's assets.

     LIQUIDITY AND CAPITAL RESOURCES

     Working capital was a deficit of $18,209 at June 30, 1998 as compared to working capital deficiency of $163,755 at June 30, 1997 or an decrease of $145,546. The Company's cash resources at June 30, 1998 were minimal.

     The Company had, at June 30, 1998, no commitments for any other credit facilities such as revolving loans or lines of credit that could provide additional working capital.

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


                                        KINETIC VENTURES LTD.


     DATED: JULY 27, 1998               BY: /S/ BRIAN BAYLEY
                                            ----------------
                                            BRIAN BAYLEY, PRESIDENT
                                            (PRINCIPAL EXECUTIVE OFFICER)

      PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements


                             KINETIC VENTURES LTD.
                                 Balance Sheets


--------------------------------------------------------------------------------
                                                         June 30,   December 31,
                                                           1998         1997
--------------------------------------------------------------------------------
                                                       (UNAUDITED)
ASSETS
Current assets:
      Cash                                            $        838      179,228
      --------------------------------------------------------------------------
Total Assets                                          $        838      179,228
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities        $     19,047       13,412
      Note payable                                             -        139,000
      Income tax payable                                       -         22,553
--------------------------------------------------------------------------------
                                                            19,047      174,965
Shareholders' deficit:
      Common stock, $0.001 par value,                       39,934       39,934
      40,000,000 shares authorized;39,933,733 shares
      outstanding
      Additional paid in capital                        15,895,073   15,895,073
      Accumulated deficit                              (15,953,216) (15,930,744)
      --------------------------------------------------------------------------
                                                           (18,209)       4,263
--------------------------------------------------------------------------------
                                                      $        838      179,228
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


    The accompanying notes are in integral part of the financial statements.

                             KINETIC VENTURES LTD.
                          Statements of Income (Loss)
        For the six months and three months ended June 30, 1998 and 1997
                                  (Unaudited)

--------------------------------------------------------------------------------
                                  Three months ended       Six months ended
                                        June 30                 June 30
                                   1998        1997        1998         1997
--------------------------------------------------------------------------------
Sales                          $       -           -           -        345,450
Cost of goods sold                     -           -           -        253,974
--------------------------------------------------------------------------------
                                       -           -           -         91,476
--------------------------------------------------------------------------------

Operating expenses:
      Research and development         -           -           -        110,919
      Sales and marketing              -           -           -        315,137
      General and administrative    14,519      31,563      21,565      241,090
      --------------------------------------------------------------------------
                                    14,519      31,563      21,565      667,146
      --------------------------------------------------------------------------

Other income (expense):
      Interest expense, net              -      (3,492)          -      (72,105)
      Gain on sale of assets             -           -           -    1,828,338
      Other                              -           -           -       13,021
      --------------------------------------------------------------------------
                                         -      (3,492)          -    1,769,254
      --------------------------------------------------------------------------

Net income (loss) before
provision for
income taxes                       (14,519)    (35,055)    (21,565)   1,193,584
Provision for state income
taxes                                 (907)          -        (907)      (3,000)
--------------------------------------------------------------------------------
Net income (loss)              $   (15,426)    (35,055)    (22,472)   1,190,584
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net income (loss) per common
share                          $         -           -           -         0.12
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Weighted average number of
common shares outstanding       39,933,733   9,933,733  39,933,733    9,933,733
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


    The accompanying notes are in integral part of the financial statements.

                             KINETIC VENTURES LTD.
                            Statements of Cash Flows
                For the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)


--------------------------------------------------------------------------------
                                                               1998         1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income (loss) for the period                  $  (22,472)   1,190,584
      --------------------------------------------------------------------------

      Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
         Net effect from sale of assets to Ballard               -   (1,828,338)
         Depreciation and amortization                           -       25,283
         Decrease in accounts receivable                         -      182,982
         Decrease in inventory                                   -       59,074
         Decrease in prepaid expenses                            -       11,695
         Increase in accounts payable and accrued
         liabilities                                         5,635       78,195
         Decrease in note payable                         (139,000)           -
         Decrease in income tax payable                    (22,553)           -
         -----------------------------------------------------------------------
                                                          (155,918)  (1,471,109)
         -----------------------------------------------------------------------

      Net cash used by operating activities               (178,390)    (280,525)

Cash provided by financing activities:
      Net proceeds from notes payable                            -      180,000
      Payments & current maturities of capital lease             -         (321)
      obligations
      Redemption of preferred stock                              -       (2,281)
      --------------------------------------------------------------------------
                                                                 -      177,398
      --------------------------------------------------------------------------
Decrease in cash                                          (178,390)    (103,127)

Cash, beginning of period                                  179,228      105,204
--------------------------------------------------------------------------------

Cash, end of period                                     $      838        2,077
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


    The accompanying notes are in integral part of the financial statements.