Form 10QSB
period 1998-09-30
KINETIC VENTURES LTD
filed 1998-11-13
CIK 896726

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


(Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                    Act of 1934
                 For the quarterly period ended September 30, 1998

 [ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act
                                      of 1934
                   For the transition period from _____ to _____

                           Commission File Number 0-25136

                               KINETIC VENTURES, LTD
            (Name of Small Business Issuer as specified in its charter)

                 DELAWARE                              33-0464753
     ---------------------------------      -----------------------------------
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


There were 39,933,733 shares of the issuer's Common Stock outstanding as of November 4, 1998.


              This Form 10-QSB consists of 11 pages and no exhibits.

     PART I - FINANCIAL INFORMATION


     Item 1.    Financial Statements

                                KINETIC VENTURES LTD.
                                    Balance Sheets

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   September 30,        December 31,
                                                                                                       1998                1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (UNAUDITED)
ASSETS

Current assets:
     Cash                                                                                       $         1,032             179,228
     -------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                    $         1,032             179,228
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                                   $        36,444              13,412
     Notes payable                                                                                            -             139,000

     Income tax payable                                                                                       -               22,553
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         36,444             174,965

Shareholders' deficit:
     Common stock, $0.001 par value,                                                                     39,934              39,934
     40,000,000 shares authorized; 39,933,733 shares outstanding
     Additional paid in capital                                                                      15,895,073          15,895,073
     Accumulated deficit                                                                            (15,970,419)        (15,930,744)
     -------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (35,412)              4,263
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $         1,032             179,228
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

                                KINETIC VENTURES LTD.
                            Statements of Income (Loss)
        For the nine months and three months ended September 30, 1998 and 1997
                                    (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                         Three months ended                       Nine months ended
                                                            September 30                             September 30
                                                     1998                 1997                 1998                1997
----------------------------------------------------------------------------------------------------------------------------
Sales                                           $         -                    -                    -              345,450
Cost of goods sold                                        -                    -                    -              253,974
----------------------------------------------------------------------------------------------------------------------------
                                                          -                    -                    -               91,476
----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Research and development                             -                    -                    -              110,919
     Sales and marketing                                  -                    -                    -              315,137
     General and administrative                      17,203               10,108               38,768              251,198
     -----------------------------------------------------------------------------------------------------------------------
                                                     17,203               10,108               38,768              677,254
     -----------------------------------------------------------------------------------------------------------------------

Other income (expense):
     Interest expense, net                                -               (3,391)                   -              (75,496)
     Gain on sale of assets                               -                    -                    -            1,828,338
     Other                                                -                4,343                    -               17,364
     -----------------------------------------------------------------------------------------------------------------------
                                                          -                  952                    -            1,770,206
     -----------------------------------------------------------------------------------------------------------------------


Net income (loss) before provision for
income taxes                                        (17,203)              (9,156)             (38,768)           1,184,428

Provision for state income taxes                          -                    -                 (907)              (3,000)
----------------------------------------------------------------------------------------------------------------------------

Net income (loss)                               $   (17,203)              (9,156)             (39,675)           1,181,428
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share              $         -                    -                    -                 0.12
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Weighted average number of
common shares outstanding                        39,933,733            9,933,733           39,933,733            9,933,733
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

                                KINETIC VENTURES LTD.
                               Statements of Cash Flows
                For the nine months ended September 30, 1998 and 1997
                                     (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  1998                1997
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss) for the period                                                       $      (39,675)          1,181,428
     --------------------------------------------------------------------------------------------------------------------------

     Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
           Net effect from sale of assets to Ballard                                                    -           (1,828,338)
           Depreciation and amortization                                                                -               25,283
           Decrease in accounts receivable                                                              -              182,982
           Decrease in inventory                                                                        -               59,074
           Decrease in prepaid expenses                                                                 -               11,695
           Increase in accounts payable and accrued liabilities                                     23,032              87,386
           Decrease in note payable                                                               (139,000)                  -
           Decrease in income tax payable                                                          (22,553)                  -
           --------------------------------------------------------------------------------------------------------------------
                                                                                                  (138,521)         (1,461,918)
           --------------------------------------------------------------------------------------------------------------------

     Net cash used by operating activities                                                        (178,196)           (280,490)

Cash provided by financing activities:
     Net proceeds from notes payable                                                                    -              180,000
     Payments & current maturities of capital lease obligations                                         -                 (321)
     Redemption of preferred stock                                                                      -               (2,281)
     --------------------------------------------------------------------------------------------------------------------------
                                                                                                        -              177,398
     --------------------------------------------------------------------------------------------------------------------------

Decrease in cash                                                                                  (178,196)           (103,092)

Cash, beginning of period                                                                          179,228             105,204
-------------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                                         $        1,032               2,112
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

                                KINETIC VENTURES LTD.
                            NOTES TO FINANCIAL STATEMENTS
                       For the Period Ending September 30, 1998
                                     (Unaudited)

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

     The Company has experienced recurring losses from operations and has an accumulated deficit of $15,970,419 at September 30, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     PROPOSED BUSINESS PLANS:

     As of September 30, 1998, the Company has no active business operations. Management intends to attempt to seek to have the Company enter into further business operations. Management is currently reviewing various alternatives relating to further business activities for the Company, but no specific business activities have been identified and no agreements or agreements in principle have been entered into whereby the Company will again be engaged in any business activities. In addition, management has made no decision as to any specific industries or geographical areas where any such future business activities may be undertaken. Although management believes that its future business activities will be the result of the acquisition of an existing business, there can be no assurance with respect thereto and the Company may become engaged in such activities through other means. Management may seek to raise additional capital to enable it to become engaged in further business activities to finance an acquisition of an existing business or it may effectuate the acquisition through a merger, consolidation or other issuance of shares of the Company's common stock.

                               KINETIC VENTURES LTD.
                      NOTES TO FINANCIAL STATEMENTS, CONTINUED
                      For the Period Ending September 30, 1998
                                    (Unaudited)

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

2.   Note Payable:

     Note payable consists of the following:

                                              (Unaudited)
                                              September 30,       December 31,
                                                  1998                1997
                                              -------------       ------------
   Note payable due on demand, and
   non-interest bearing                                  $0           $139,000

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

     NET SALES

     The sale of the Company's assets which was completed on March 20, 1997 resulted in there being no sales activity in the current year. Net Sales decreased to $Nil for the three months and the nine months ended September 30, 1998 as compared to $Nil for the three months and $345,450 for the nine months ended September 30, 1997, a year to date decrease of 100%.

     GROSS PROFIT

     The sale of the Company's assets which was completed on March 20, 1997 resulted in there being no sales activity in the current year. Gross Profit decreased to $Nil for the three months and the nine months ended September 30, 1998 as compared to $Nil for the three months and $91,476 for the nine months ended September 30, 1997 a year to date decrease of 100%.

     RESEARCH AND DEVELOPMENT

     Research and Development expenses represented the Company's investment in the advancement of less invasive technology in the fields of neuro and vascular surgery. No such expenses were incurred subsequent to March 20, 1997. These expenses decreased to $Nil for the three months and the nine months ended September 30, 1998 as compared to $Nil for the three months and $110,919 for the nine months ended September 30, 1997, a year to date decrease of 100%. This decrease was due to a decrease in personnel and related benefit costs and a reduced spending in expenses related to the Company's vascular products including clinical and regulatory submissions.

     SALES AND MARKETING EXPENSES

     Sales and Marketing expenses were $Nil for the three months and the nine months ended September 30, 1998 as compared to $Nil for the three months and $315,137 for the nine months ended September 30, 1997, a year to date decrease of 100%. This decrease was the result of the discontinuance of these activities after the sale of the Company's assets in March, 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $17,203 for the three months and $38,768 for the nine months ended September 30, 1998 as compared to $10,108 for the three months and $251,198 for the nine months ended September 30, 1997, a increase of 70% and a decrease of 85% respectively. The increase for the three months was due to Management's attempt to locate further business activities, and the year to date decrease was due to the sale of the Company's business on March 20,1997.

     NET INCOME (LOSS)

     Net loss was $17,203 for the three months and $39,675 for the nine months ended September 30, 1998. Net loss was $9,156 for the three months and net income was $1,184,428 for the nine months ended September 30, 1997, a decrease of $8,047 and $1,224,103 respectively. The prior year income is primarily attributable to the gain on sale of the Company's assets.

     LIQUIDITY AND CAPITAL RESOURCES

     Working capital was a deficit of $35,412 at September 30, 1998 as compared to working capital deficiency of $172,911 at September 30, 1997 or an decrease of $137,499. The Company's cash resources at September 30, 1998 were minimal.

     The Company had, at September 30, 1998, no commitments for any other credit facilities such as revolving loans or lines of credit that could provide additional working capital.

                             PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its annual meeting of shareholders on July 14, 1998.

(b) Management's nominees: Brian E. Bayley, A. Murray Sinclair and Jennine M. Ballard were elected directors of the Company at the meeting.

(c) (i) A proposal was submitted to a vote of shareholders at the meeting to amend the Certificate of Incorporation to effect a 1:6 reverse stock split of the issued and outstanding shares of the Company's Common Stock. A vote on the proposal was taken and the holders of 34,090,165 shares voted in favor of the proposal, the holders of 13,606 shares voted against the proposal and the holders of 23,200 shares had abstained. The reverse stock split will become effective on a date in the future to be determined.

     (ii) A proposal was submitted to a vote of shareholders at the meeting to amend the Certificate of Incorporation to change the name of the Company to Kinetic Technologies Corp., or such other name as the Board of Directors may approve. A vote on the proposal was taken and the holders of 34,114,971 shares voted in favor of the proposal, there were no holders of shares which voted against the proposal and the holders of 12,000 shares abstained.

ITEM 5.  OTHER INFORMATION

On October 30, 1998, the Company entered into a share purchase agreement (the "Agreement") with Northfield Capital Corporation and 284085 B.C. Ltd. (collectively the "Vendors") pursuant to which the Company will purchase and the Vendors will sell all of the issued and outstanding common shares (the "Shares") of i5ive communications inc., a British Columbia corporation ("i5ive") with its principal office in Vancouver, British Columbia, Canada. Under the terms of the Agreement, the purchase price for the Shares will be the issuance of 3,405,622 shares of Common Stock (after reflecting a 1-for-6 reverse stock split of the Company's outstanding shares) and the sum of approximately US$65,000 (Cdn$100,000) deposited with i5ive on execution of the Agreement to be applied towards the purchase price.

The closing of the transaction is to occur on or before January 29, 1999 subject to the fulfillment of a number of conditions. Reference is made to the Company's Current Report on Form 8-K for October 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits - none

b) The Company did not file any Current Report on Form 8-K during the quarter ended September 30, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   KINETIC VENTURES LTD.


     DATED: NOVEMBER 13, 1998               Y:  /s/ BRIAN BAYLEY
                                                --------------------------------
                                                BRIAN BAYLEY, PRESIDENT
                                                (PRINCIPAL EXECUTIVE OFFICER AND
                                                PRINCIPAL FINANCIAL OFFICER)