Form 10KSB40
period 1998-12-31
SUITE 101 COM INC
filed 1999-04-15
CIK 896726

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549
                                    FORM 10-KSB

Mark One:
     /x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended DECEMBER 31, 1998; or

     / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________.

                             COMMISSION FILE NO. 0-25136
                                  SUITE101.COM, INC
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

 1122 MAINLAND STREET - SUITE 390, VANCOUVER, BRITISH COLUMBIA, CANADA V6B 51.1
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                       (Zip Code)

                                     604-682-1400
--------------------------------------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class                Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
                                      None
--------------------------------------------------------------------------------
         Securities Registered Pursuant to Section 12(g) of the Exchange Act:
--------------------------------------------------------------------------------
                       Common Stock, Par value $.001 per share

--------------------------------------------------------------------------------
                                (Title of Each Class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the exchange act during the past twelve (12) months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No check if there is no disclosure of delinquent filers in response to item 405 of regulation s-b in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this form 10-KSB, or any amendment to this form 10-KSB. /X/

     State Issuer's revenues for its most recent fiscal year:  $18,769

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 9, 1999, was $ 40,325,588. (Non-affiliates have been determined on the basis of holdings set forth in the information incorporated by reference under Item 11 of this Annual Report on Form 10-KSB.)

     The number of shares outstanding of each of the Issuer's classes of common equity, as of DECEMBER 31, 1998, was 10,061,288.

                        DOCUMENTS INCORPORATED BY REFERENCE

                                        None

                                       PART I

ITEM 1 - DESCRIPTION OF BUSINESS:


GENERAL

     Suite101.com, Inc. (the "Company") is an Internet company engaged in the creation, operation and maintenance of a World Wide Web based community, known as Suite101.com, for Internet users to express themselves, share ideas, interests and expertise, and publish content accessible to other users with common interests. The Company community includes its visitors and Members who are Internet users and Contributing Editors who create their own personal Web sites organized topically into eleven major Communities of Interest. The Company believes that user affinity to the Web occurs when users relate personally to their online experience, and the more users are active in the creation of that experience, the more personal the experience becomes. By establishing a free service enabling Internet users to create their own Web sites in Communities of Interest, the Company further believes that the users will in turn write about their experiences and offer their knowledge to other Internet users as a means to find the best content and information on the Internet - quickly and easily. These Communities of Interest provide the context and tools for Web users to publish content, to communicate with other users, and to access a centralized and easy-to-navigate destination for the Best of the Web content. This process enhances the Member's experience by allowing them to express themselves, share ideas, interests and expertise and to publish content accessible to other Members and visitors with common interests.

THE i5iVE ACQUISITION TRANSACTION

      Prior to December 4, 1998, the Company was known as Kinetic Ventures Ltd. On that date it changed its name to Suite101.com, Inc. and on December 10, 1998, it completed the purchase from Northfield Capital Corporation and 284085 B.C. Ltd. (herein collectively referred to as the "Vendors"), pursuant to an Agreement (the "Agreement") effective October 30, 1998, of all of the issued and outstanding common shares of i5ive communications inc., a British Columbia corporation ("i5ive"). The purchase price for the shares of i5ive was the issuance of 3,405,622 shares of Common Stock of the Company. On execution of the Agreement the sum of approximately (US) $65,000 was advanced by the Company to i5ive to be used to finance the business of i5ive. In addition, Northfield Capital Corporation, and Julie M. Bradshaw and Sunny H. Hirai, both of whom were officers and Directors of i5ive, and two of i5ive's management employees acquired concurrently with the closing from Benitz & Partners Limited, a principal shareholder of the Company, an aggregate of 2,500,000 shares of Common Stock.

On the closing of the transaction, Peter L. Bradshaw, Julie M. Bradshaw and Sunny H. Hirai, all officers and Directors if i5ive, were elected Directors of the Company and the Company's three Directors prior to the closing resigned

     Unless the context otherwise requires, references herein to the "Company" refer to Suite101.com, Inc. (formerly known as Kinetic Ventures Ltd.), a Delaware corporation, and its wholly owned subsidiary, i5ive, and references to "i5ive" refer to i5ive communications, inc. a British Columbia corporation. On March 20, 1997, the Company completed the sale to Ballard Medical Products, Inc. of its medical products business assets pursuant to an option agreement entered into on July 17, 1995 approved by the Company's stockholders on November 13, 1995. Subsequent to the sale of its medical products business until its acquisition of i5ive, the Company had no active business operations.

     The acquisition of the outstanding shares of i5ive has been accounted for as a pooling of interests and, accordingly, the Company's financial statements included herein includes the operating results and financial condition of i5ive since the inception of i5ive in April 1996. The Company's financial statements also include the operating results of its medical products business prior to its sale in March 1997.

BUSINESS OF THE COMPANY

     The Company has realized no material revenues to date from its Internet operations activities. From inception of i5ive in April 1996 through December 31, 1998, its total revenues were $37,461. During that period, it has accumulated losses of $722,234. A new user interface was introduced in November 1998, which offers substantially improved presentation of Member-generated content in an intuitive topical format - Communities of Interest - and has been well received by the Company's Members and visitors. The Company's current focus is to build visitor traffic and Member and Contributing Editor enrollment into its community. At December 31, 1998, it had approximately 32,101 Members and had grown from 35 Contributing Editors in October 1996 to 465 in December 31, 1998. During the month of December 1998, the site received approximately 1,300,000 page views.

     The Company's business plan is to continue to expand its numbers of visitors, Members and Contributing Editors in an effort to expand its critical mass as well as to continue to improve and enhance its site infrastructure through the introduction of improved technology. No significant efforts have been expended to date to realize revenues.

     The Company's revenue model will concentrate on electronic commerce ("e-commerce"). Through e-commerce, the Company intends to provide its Members with access to the products offered by leading marketers and service providers whereby the Company will participate with their e-commerce partners ("E-Providers") in a percentage of the proceeds from online transactions.

     Users are seeking from the Web the same opportunity for expression, interaction, sharing and recognition that they seek in the everyday world. Generally, a typical Internet user's experience surfing the Web has been essentially one-way-searching and viewing Web sites containing professionally created content on topics of general interest, such as current events, sports, finance, politics and weather. In general, the Web does not provide a context to publish, promote, search, view and react to personal content. While Internet search and navigational sites have improved a user's ability to seek out aggregated Web content, these sites are not primarily focused on providing a platform for publishing or aggregating the rapidly increasing volume of personalized content created by users with similar interests, or enabling such users to interact with one another. Similarly, users browsing the Web are increasingly seeking ways of accessing unique, personalized content, and interacting and communicating with other individuals with similar interests. Often the most relevant content for a user is that generated by other users who share a common interest. Online communities offer a centralized means of accessing diverse, user-created content in an easy-to-navigate context and the ability to interact directly with the author of such personalized content. For businesses and advertisers, online communities hold the potential of reaching highly targeted audiences within a more personalized context, thus providing the opportunity to increase advertising efficiency and improve the likelihood of a sale. The Company offers Web users the ability to join and become actively involved in a Web community of personal Web sites. The Company provides its Members and Contributing Editors with the publishing tools to quickly and easily create and participate in their own Web sites in one of the topically organized Communities of Interest, such as Business, Arts & Humanities, Science or Travel.

     Members are encouraged to become active participants in the Company's community by updating their sites and communicating with others through chat and on line discussion services provided by the Company. The Company offers Members seeking greater involvement the opportunity to become Contributing Editors who generate articles in their topic of interest and monitor the community for compliance with community guidelines. In addition, the Company aims to make the Suite101.com community a primary destination point for Internet users seeking personalized, user-created content. Through the Company's enhanced user interface, the Company provides a central site for Internet users to quickly access and view topically organized content created by fellow visitors, Members and Contributing Editors.

     The Company's objective is to be a major Member-content created online community for people on the Web. The Company's strategies to achieve this objective include:

     FOCUS ON MEMBERSHIP GROWTH AND AFFINITY. The Company intends to seek to increase the number of its Members and concentrate on Member affinity to become a leading community of personal Web sites. The Company intends to seek to grow its Membership base by: (i) continuing to attract an increasing amount of visitor traffic to Suite101.com through its free Best of Web guide service. The Suite101.com Best of Web guide facilitates and attracts a constant flow of new Internet visitors to the Web site. This, in turn, the Company believes, will generate membership growth; (ii) introducing additional classes of Memberships that appeal to a broader range of Internet users; (iii) offering easier-to-use Web page publishing tools allowing Members to easily create and enhance personal Web sites; (iv) promoting its site as a destination point on the Web by seeking to establish distribution alliances with strategic partners; and (v) launching brand name promotional campaigns to drive both growth in Membership and traffic to its Members' personal Web sites. In addition, the Company intends to introduce more valued-added Member services and strengthen and expand the number of affinity programs offered by the Company. The Company believes that its focus on the needs of its Members and enhancing their experience within the Suite 101.com community will produce continued growth in, and foster loyalty among its Membership base. The Company believes that a large and growing base of committed Members organized on a contextual basis provides potential E-Providers with an attractive market to target promotion of their products and services, thereby creating marketing and e-commerce revenue opportunities for the Company.

     BUILD THE SUITE101.COM IDENTITY. The Company's growth has been primarily by word of mouth and the informal promotional efforts of its Members. The Company currently intends to promote awareness of the Suite101.com identity through a variety of means, which may include traditional media, including print, radio, billboard and television. In addition, the Company intends to pursue a variety of distribution arrangements to increase its reach on the Internet and introduce a number of Suite101.com identity awareness programs on its Web site to leverage its Membership base and visitor traffic. The Company believes that a well recognized Suite101.com identity will be attractive to potential E-Providers.

     CONTINUE TO ENHANCE SITE FUNCTIONALITY AND PERFORMANCE. The Company believes continually providing Members and visitors with greater functionality and performance is critical to its continued leadership. The Company introduced a new user interface in November 1998, which offers substantially improved presentation of Member-generated content in an intuitive topical format and has been well received by the Company's Members and visitors. The Company also intends, as funds are available, to continue to upgrade and expand its server and networking infrastructure, improving its ability to provide fast and reliable access. The Company will also continue to provide its Members with enhanced Web page publishing and communication tools to enhance the community experience. The Company believes that continually enhancing site functionality and performance foster Member and visitor growth and affinity to the community, thereby providing the Company with an attractive platform for e-commerce.

     ESTABLISH NEW STRATEGIC ALLIANCES. The Company intends to seek to establish strategic relationships intended to increase traffic and Memberships of both partners.

     BUILD MULTIPLE E-COMMERCE STREAMS. The Company believes that its Web community will offer a scalable business platform from which the Company plans to generate revenue from multiple e-commerce sources. The Company intends to achieve its revenue objectives by: (i) obtaining marketing revenues through expansion of its Member base, being able to target its marketing efforts to demographically distinct groups, increasing its page views, establishing and investing in improving ad serving and ad targeting technology; (ii) develop revenue-sharing E-Provider relationships with third-party content providers, and; (iii) provide a means for small and home business owners to leverage the reach of the Internet through an e-commercial presence within the Company's community.

     MEMBERSHIP ON SUITE101.COM. Suite101.com offers Members a diverse range of communities with whom to interact. The Company also promotes active Member participation through its Member-focused editorial philosophy - Web pages created and maintained by contributing their talents and ideas, meeting and interacting with others with similar interests and creating their own "home on the Web." Supporting the editorial efforts of its Members are approximately 450 Contributing Editors. As well as being involved in Suite101.com's community organization, content management and community interaction, Contributing Editors endeavor to lead Suite101.com Members and the Internet community at large to the best content on the Internet by writing weekly/bi-weekly/monthly articles, maintaining a Best of Web list (links to topic related information on the Internet) and hosting topical discussions in their subject area. The Company provides links to the Suite101.com Best of the Web Guidepowerful Web page publishing tools, Member support, high-speed, high-quality site performance and chat and on-line discussion services, all free of charge. The Company emphasizes a sense of responsibility among community Members by leveraging the characteristics of the Web that users find most attractive - connection, expression, communication, entertainment and utility.

     HOW MEMBERS JOIN. Suite101.com's 11 Communities of Interest are based on familiar themes and provide Web users with a place to connect on the Internet. Each Member is able to participate in the community that most closely matches his or her interests. For example, Purebred Dogs, California Gardening or Children's Health. To join Suite 101.com, Members fill out an application and commence interacting or publishing content on the site. Members agree to abide by the community guidelines and Terms of Involvement.

     PARTICIPATING IN THE SUITE 101.COM COMMUNITY. After joining, Members are encouraged to become active in the community. Members can interact with visitors and other Members, support community building initiatives, and participate in discussions and chat sessions. The Company believes that Member participation is the key to a successful online community. Furthermore, the Company believes that Member participation is directly related to community loyalty which in turn, the Company believes, will facilitate a greater quantity and higher quality of Member generated content.
 Members seeking greater involvement apply to become Contributing Editors. Contributing Editors are Internet guides who have a passion for a particular topic and want to share their enthusiasm and knowledge with other Suite101.com Members and the Internet community at large by writing weekly/bi-weekly/monthly articles, maintaining a Best of Web list (links to topic related information on the Internet) and hosting topical discussions in their subject area. In addition, Contributing Editors coordinate community activities, interface with the Company's in-house editorial staff and work to foster core community values. Managing Editors manage their respective Contributing Editor teams, recruit new Contributing Editors and support their communities. The Company intends to introduce additional community leadership positions in the future to increase levels of community participation.

     HOW TO SURF THE SUITE101.COM COMMUNITY. The Company believes that it provides users surfing the Web with a comprehensive, high-quality
concentration of personal Web sites on the Internet.   The Company strives to
improve its site for such users by upgrading the look and feel of its Web site to provide easier navigation of and to direct greater levels of traffic to Members' Web sites. In November 1998, the Company introduced its new user interface designed to be easier to use and highly intuitive. The new user interface presents the Suite101.com Web site to visitors in a topical format to facilitate the aggregation of categories. This format allows easier and more intuitive access to contact on the Suite101.com Web site and enhances the integration of Members' content with the Company's chat, and on-line services.

INFRASTRUCTURE AND OPERATIONS

     The Company has developed a software system that is built on Microsoft Internet Information Server, Allaire's Cold Fusion Application Server and Microsoft SQL Server and is designed to be reliable and responsive. The Company's architecture is designed to scale across multiple application servers to handle a continually growing load. The Company provides its editors and visitors with a robust content platform that can support a virtually unlimited number of pages.

     The Company provides an efficient, responsive user experience through network servers housed in Vancouver, British Columbia. Member-generated content is stored in a SQL Server database that is backed up daily with a weekly backup taken off site weekly. The Company will continue to upgrade and expand its server and networking infrastructure in an effort to improve its fast and reliable access to the Company's community web site.

     Site connectivity to the Internet is provided via a shared T-1 provided on a 24-hour per day, seven days per week basis by Pro.Net Communications inc. Any interruption in the service that Pro.Net receives from other providers, or any failure of Pro.Net to handle higher volumes of Internet users to the Suite101.com site could have a material adverse effect on the Company's business, results of operations and financial condition.


E-COMMERCE AND ADVERTISING


     The growing adoption of the Web represents a significant opportunity for businesses to conduct commerce over the Internet. According to IDC, transactions on the Internet are expected to increase from approximately $12 billion in 1997 to approximately $426 billion in 2002, with the number of users that are buyers of products and services rising from 26% to 40% in the same period. One factor in this projected growth is the increasing variety of transactions that take place on the Web. Initially, companies focused on facilitating Internet transactions between businesses. More recently, however, a number of companies have targeted business-to-consumer transactions. These companies typically use the Internet to offer standard products and services that can be easily described with graphics and text and that do not necessarily require a physical presence for purchase, such as software, books, music CDs, videocassettes, home loans, airline tickets and online banking and stock trading. The Internet allows these companies to develop one-to-one relationships with customers worldwide without making significant investments in traditional infrastructure such as retail outlets, distribution networks and sales personnel.

     Growth in the Web has also created an important new advertising channel. Tools not available in traditional advertising media, such as real-time measurement of "click through" on advertising banners, further increase the attractiveness of Web advertising by giving advertisers real-time feedback on campaigns. Jupiter Communications projects that the dollar value of advertising on the Web is expected to increase from approximately $940 million in 1997 to approximately $7.7 billion in 2002. To date, businesses and advertisers have typically used traditional navigational sites and professionally-created content sites for the sale and marketing of their products and services online. In addition, online community sites provide more detailed demographic data and self-selected groups of consumers with an affinity for particular products. Advertisers can thus more easily deliver targeted messages in cost-effective manner.

THE GROWTH OF ONLINE COMMUNITIES

     Traditional use of the Web has consisted largely of one-way communications in which users "surf" and view different Web sites containing professionally created content on topics of general interest such as news, sports and weather. Internet search engines and navigational sites serve a valuable function for users seeking to browse the Internet and locate Web sites of interest. However, these services are not primarily focused on providing a platform for publishing and aggregating the rapidly increasing volume of personalized content created by users or enabling such users to interact with each other.

     In particular, users who publish Web sites have had limited means of attracting visitors to their sites or interacting with such visitors, and, as a result, there is a growing demand for online community sites where users can publish content and engage in community activities. According to statistics, online community sites have recently been one of the fastest growing sectors of the Web. Statistics published by Media Metrix indicate that the combined reach of the four leading Web communities increased from 32% to 62% from May 1997 to July 1998. Additionally, Web users are increasingly seeking access to unique, personalized content and interaction with others who share similar interests. Online communities provide a medium for such access and interaction.


THE COMPANY'S SOLUTION

     The Company plans on using the unique characteristics of the Web to cost-effectively market products and services to its member base. By offering its Members a variety of compelling free services, a focused Communities of Interest and a share in the sale of the Company's demographic profile, the Company believes it will acquire and maintain a substantial Membership base of demographically distinct groups. The Company believes it has developed an innovative online sales channel with low customer acquisition and marketing costs.

     The generation of e-commerce revenues, to be shared by the Company, its Members and its E-Providers is to be a collaborative one-to-one marketing effort. The Company's marketing plan is founded on the Members consent, the Company's role as custodian of the Member's privacy and the E-Provider's
commitment to deliver competitive, quality goods and services on time.   The
Company currently intends to limit its involvement to facilitating the introduction of the buyer to the seller, the seller to the buyer. As custodian of the Members demographics, physchographics and the individual Member's annual "Wish" list, the Company will offer its E-Providers a unique opportunity to market one-to-one to a very loyal and focused community. Unlike traditional marketing campaigns, which typically use print (newspapers, magazines and direct mail) or electronic broadcasting (radio and television), the Company's campaigns will use the Member's Personal Home Page or Web site to communicate marketing material, significantly reducing the cost of reaching the consumer. The interactive nature of the Web and the ability to display attractive graphics and to facilitate Members "clicking" through directly to the E-Providers site, will enable the Company to present such offerings 24 hours a day 7 days a week in a complete, dynamic and timely manner. The Internet's interactive properties and the Company's dynamic software are believed by management to be compelling reasons why consenting Members and E-Providers will utilize the Company's marketing program. Products and services can be marketed and the transaction can be completed on the site quickly and easily. This capability offers our Members electronic one-stop-shopping and our E-Providers one-to-one contact with the consumer, our Member.

     The Company's plans involve copyright protection for information on its site and the opportunity for members to share in marketing revenues, restrictions on solicitation of members without their consent, maintaining the private identity of members and serving as an advocate for its members who experience difficulties with e-commerce through the Company's site. These plans have not been fully implemented and there can be no assurance that these plans can be fully achieved.

EMPLOYEES

     As of March 30, 1998, the Company had seven full time employees, including five in operations and development and one in administration. The Company's future success will depend, in part, on its ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. The Company's employees are not covered by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes its relationship with its employees is good.

ITEM 2 - DESCRIPTION OF PROPERTY:

     The Company's executive offices and computer operations are currently located in Vancouver, British Columbia, Canada in approximately 1,046 square feet of office space. The premises are occupied pursuant to a monthly lease with a non-affiliated person providing for an annual rental of $14,571. Management of the Company considers these premises adequate for its existing operations.

ITEM 3 - LEGAL PROCEEDINGS:

     No legal proceedings are pending against the Company other than ordinary litigation incidental to the Company's business, the outcome of which management believes will not have a material adverse effect on the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of security holders.


                                       PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS:

     The Company's Common Stock has been quoted on the OTC Bulletin Board since December 30, 1998 under the symbol BOWG. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for the Company's Common Stock for the period January 1, 1999 through March 29, 1999. Prior to December 30, 1998 there was no active market for the Company's Common Stock.

                                                          BID
                                        --------------------------------------
              CALENDAR QUARTER                  HIGH                   LOW
     ------------------------------     --------------------------------------
     1998:                                      $5.00                $1.88
     Fourth Quarter
       (December 30 and 31)


     1999:                                      $7.88                $2.00
     First Quarter
       (through March 29)

     The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On

April 13, 1999, the closing bid quotations for the Common Stock, as reported on the OTC Bulletin Board was $10 3/8.

     As of March 29, 1999, the Company had 113 shareholders of record and believes that it has in excess of 500 beneficial holders. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends on its Common Stock.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:


GENERAL

     The following discussion and analysis of the Company should be read in conjunction with, and is qualified in its entirety by, the more detailed information including the Company's Financial Statements and the Notes thereto included elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere in this Annual Report.

OVERVIEW

     The Company is an Internet company engaged through its wholly owned subsidiary, i5ive communications, Inc. ("i5ive") in the creation, operation and maintenance of a World Wide Web based community, known as Suite101.com, for Internet users to express themselves, share ideas, interests and expertise, and publish content accessible to other users with common interests. The Company's community includes its visitors and Members who are Internet users and Contributing Editors who create their own personal Web sites organized topically into twelve major Communities of Interest. The Company believes that user affinity to the Web occurs when users relate personally to their online experience, and the more users are active in the creation of that experience, the more personal the experience becomes. By establishing a free service enabling Internet users to create their own Web sites in Communities of Interest, the Company further believes that the users will in turn write about their experiences and offer their knowledge to other Internet users as a means to find the best content and information on the Internet - quickly and easily. These Communities of Interest provide the context and tools for Web users to publish content, to communicate with other users, and to access a centralized and easy-to-navigate destination for the Best of the Web content. This process enhances the Member's experience by allowing them to express themselves, share ideas, interests and expertise and to publish content accessible to other Members and visitors with common interests.

     The Company intends to realize revenue by sharing in the proceeds of e-commerce transactions. The marketing effort is expected to be a collaborative effort: the Company, its Members and its E-Providers. The Company's marketing plan is founded on the Member's consent, the Company's role as custodian of the Members privacy and the E-Provider's commitment to deliver competitive, quality goods and services on time. The Company currently intends to limit its involvement to facilitating the introduction of the buyer to the seller, the seller to the buyer. As custodian of the Members demographics, psychographics and the Member's annual "Wish" list, the Company will offer its E-Providers a unique opportunity to market one-to-one to a very loyal and focused community. Unlike traditional marketing campaigns, which typically use print (newspapers, magazines and direct mail) or the electronic media (radio and television), the Company's campaigns will direct marketing material to the Member's "Home Page" or personal Web site, significantly reducing the cost of reaching the consumer. The interactive nature of the Web and the ability to display attractive graphics and to facilitate Members "clicking" through directly to the E-Providers site, will enable the Company to present such offerings 24 hours a day 7 days a week in a complete, dynamic and timely manner. The Internet's interactive properties and the Company's dynamic software are believed by management to be compelling reasons why consenting Members and E-Providers will utilize the Company's marketing program. Products and services can be marketed and the transaction can be completed on the Web-site quickly and easily. This capability offers the Company's Members electronic one-stop-shopping and the Company's E-Providers one-to-one contact with the consumer, the Company's Member.

     As the Company grows, its operating expenses will increase in connection with its visitor and Member generation, brand marketing and E-Providers promotional efforts, its increased funding of site development, technology and operating infrastructure, and the increased general and administrative staff needed to support the Company's growth. The Company anticipates that it will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount and rates of growth in the Company's net revenue from electronic commerce (e-commerce) and advertising. The Company expects its operating expenses to increase significantly, especially in the areas of sales and marketing and brand promotion. The Company believes that period-to-period comparisons of its Member recruitment results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. There can be no assurance that the Company's operating losses will not increase in the future or that the Company will ever achieve or sustain profitability. See "Risk Factors--Limited Operating History; Anticipated Losses; No Assurance Of Profitability."

     To date, the Company has entered into a limited number of license arrangements and strategic alliances in order to build its communities, provide community-specific content, generate additional traffic, and increase membership.

     The Company intends to continue to increase reach and membership and to seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites through which the Company markets its services.

     By an agreement which was completed on December 8, 1998, the Company acquired all the issued and outstanding shares of i5ive in consideration for the issuance of 3,405,622 common shares of the Company's Common Stock. The issuance of these shares and the concurrent transfer of 2,500,000 previously-issued shares to the former stockholders of i5ive resulted in control of these companies being acquired by the former stockholders of i5ive. In addition, at the same time, the entire Board of Directors of i5ive was elected to replace the former Directors of the Company who resigned. The business combination is accounted for as a reverse takeover whereby the consolidated financial statements are issued under the name of the Company but described in the notes and elsewhere as a continuation of i5ive and not the Company. The legal capital structure remains that of the Company but the stockholders' deficit of i5ive has replaced the stockholders' deficit of the Company.


STATEMENTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1998 AND 1997

     During the year ended December 31, 1998, the Company's sales were $18,769 compared with sales of $6,751 during 1997. The decrease resulted from the sale in March 1997 of the Company's medical products business assets which left the Company without any operating revenues. Sales in 1998 were primarily attributable to software licensing revenues of i5ive.

     Operating expenses also decreased during the year ended December 31, 1998 to $471,826 from $950,149 during the year ended December 31, 1997. The decrease was the result of the sale of the medical products business assets and the elimination of the related expenses. Expenses in 1998 primarily related to general and administrative expenses of i5ive resulting from increased Contributing Editor recruitment. The Company pays each of its Contributing Editors between $10 and $25 per month.

     The loss from operations for the year ended December 31, 1998 was $453,057 compared with $851,921 during 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The report of the Company's independent auditors on their audit of the Company's financial statements as of December 31, 1998 contains an explanatory paragraph that describes an uncertainty as to the ability of the Company to continue as a going concern due to the Company's recurring losses and, as of the date of their report, the lacks of liquid resources. At December 31, 1998, the Company did not have available to it the funds necessary to meet its anticipated capital needs. However, through April 13, 1999, the Company realized gross proceeds of $5,000,000 from a private placement of its securities. In the transaction, the Company sold 1,000,000 units of securities, each unit consisting of two shares of Common Stock and one Common Stock Purchase Warrant. The warrants are exercisable through February 29, 2000 at a price of $4.50 per share. These proceeds are believed by management to be sufficient to meet the Company's anticipated needs for working capital and capital expenditures for at least the next 12 months.
The Company may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its expansion, promote its e-commerce as the Company desires, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on the Company's business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of the stockholders of the Company and, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock.

     As a result of the Company's limited operating history, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's anticipated expense levels in the future are based in part on its expectations as to future revenue from proposed e-commerce revenue-sharing arrangements, and anticipated growth in visitor traffic and membership and will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that the Company will be able to accurately predict its net revenue, particularly in light of the intense competition for the sale of products and services on the Web, revenue-sharing opportunities, the Company's limited operating history and the uncertainty as to the broad acceptance of the Web as an e-commerce medium. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in the e-commerce industry. Any failure by the Company to accurately make such predictions would have a material adverse effect on the Company's business, results of operations and financial condition.

     From its inception in April 1996 through June 30, 1998, Northfield Capital Corporation and 284085 B.C. Ltd., the principal shareholders of the Company, advanced to the Company the sums of $270,156 and $197,098, respectively, used for general corporate purposes and working capital. Such amounts accrued interest at the rate of 6.5% per annum. At the closing of the sale of i5ive shares to the Company, Northfield Capital Corporation and 284085 B.C. Ltd. converted these advances and accrued interest into an aggregate of 414,975 and 302,753 shares, respectively, of the Company. Such shares of i5ive were exchanged for 1,969,057 and 1,436,565 shares, respectively, of the Company's Common Stock or an effective purchase price, based on the amounts advanced by such persons through June 30, 1998, of approximately $0.14 per share of the Company's Common Stock.

     Subsequent to June 30, 1998, Northfield Capital Corporation and 284085 B.C. Ltd advanced or incurred additional liabilities on behalf of the Company aggregating $12,868 through December 31, 1998. Such amounts are intended to be repaid out of the proposed private sale of the Company's securities intended to be completed in the first quarter of 1999.

YEAR 2000 COMPUTER ISSUES

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000 Problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. the Company is in the process of working with its software vendors to ensure that the software that the Company has licensed from third parties will operate properly in the year 2000 and beyond. In addition, the Company is working with its external suppliers and service providers to ensure that they and their systems will be able to support the Company's needs and, where necessary, inter-operate with the Company's server and networking hardware and software infrastructure in preparation for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance.
Any year 2000 compliance problems of either the Company, its customers or vendors would have a material adverse effect on the Company's business, results of operations and financial condition.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     With the exception of historical matters, the matters discussed above and elsewhere in this Annual Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements discussed in this Annual Report appear in various places including: "Item1 - Description of Business", "Item 6 -Management's Discussion and Analysis or Plan of Operation - Overview", "-Liquidity and Capital Resources", and
"-Year 2000 Computer Issues". The Company cautions readers that the risk factors described below, as well as those described elsewhere in this Annual Report, or in its other filings with the Commission, in some cases have affected, and in the future could affect its actual results, could cause its actual results during 1999 and beyond, to differ materially from those expressed in any forward-looking statements, and could cause the development of the Company and its business plans to be different than expressed in those statements.


RISK FACTORS

     An investment in the Company's common stock involves a high degree of risk. The following factors, in addition to the other information contained herein, should be carefully considered in evaluating the Company and its business before purchasing shares of the Company's common stock. See "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" regarding risks and uncertainties relating to forward looking statements in this Annual Report.

     EARLY DEVELOPMENT STAGE.      The Company is in the early stage of
developing its business plan and operations. The Company has realized no material revenues to date form its Internet operations activities. From in April 1996 through December 31, 1998, total revenues from these Internet operations activities were $37,461. During that period, it has accumulated losses of $722,234. The Company has not achieved profitability on a quarterly or annual basis to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will be dependent, in part, on the amount and rates of its expenditures and growth in the Company's net revenue from e-commerce transactions. The Company expects its operating expenses to increase significantly, especially in the areas of visitor and Member generation, brand marketing and e-commerce promotion. As a result, it will need to generate increased amounts of quarterly net revenue if profitability is to be achieved. The Company believes that period-to-period comparisons of its operating results will not be meaningful and that the results for any period should not be relied upon as an indication of future performance. To the extent that net revenue does not grow at anticipated rates or that increases in its operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company's operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

     The Company is currently developing its business through efforts to attract visitors, Members and Contributing Editors to its Web-based community. At December 31, 1998, it had approximately 32,101 Members and had grown from 35 Contributing Editors in October 1996 to 465 in December 1998. During the month of December 1998, the site received approximately 1,300,000 page views. The Company cannot assure that such growth rates are sustainable. The Company's business plan is to continue to expand its numbers of visitors, Members and Contributing Editors in an effort to reach a sufficient level of critical mass as well as to continue to improve and enhance its site infrastructure through the introduction of improved technology. No significant efforts have been expended to date to realize revenues. Currently, the Company has seven full-time employees. Accordingly, there can be no assurance that the Company's business plan can be successfully developed or that it will realize any material revenues.

     LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; NO ASSURANCE OF PROFITABILITY. i5ive was founded in April 1996 and has had no material revenues to date. Accordingly, the Company and i5ive have no operating history upon which an evaluation of the Company's current business plans and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. Such risks include, without limitation, the lack of broad acceptance of the community concept on the Internet, the possibility that the Internet will fail to achieve broad acceptance as a commercial medium, the lack of acceptance by consumers of e-commerce, the inability of the Company to attract visitors, or retain Members and Contributing Editors, the inability of the Company to generate significant e-commerce-based revenues from its visitors and Members, risks associated with a new and unproven business concept, the Company's ability to anticipate and adapt to a developing market, the failure of the Company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws and taxes that adversely affect the Company's business, the possibility that the Company will be unable to manage effectively any rapid expansion of its operations, including the amount and timing of capital expenditures and other costs relating to any expansion of the Company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its Website, the inability of the Company to attract, retain and motivate qualified personnel, technical difficulties, system downtime or Internet brownouts, the amount and timing of operating costs and capital expenditures relating to development of the Company's business, operations and infrastructure, and general economic conditions. To address these risks, the Company must, among other things, attract visitors and retain Members and Contributing Editors, attract and retain a significant number of E-Providers, respond to competitive developments, form and maintain relationships with strategic partners, attract and respond to competitive developments, retain and motivate qualified personnel, develop and upgrade its technologies and commercialize its services incorporating such technologies and be successful in attracting additional substantial capital at the times, in the amounts and on the terms required. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. Due to the foregoing factors, the Company's quarterly net revenue and operating results are difficult to forecast. Consequently, the Company believes that period to period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that in some future quarter or quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

     UNPROVEN BUSINESS; DEPENDENCE ON MEMBERS.    The success of the
Company's business depends upon its ability to expand upon and develop its community-based platform of Internet access and to generate multiple revenue streams. Currently, the Company has no source of material revenues. The potential success of this business concept is unproven, and, to be successful, the Company must, among other things, develop and market concepts that achieve broad market acceptance by its Members and Internet users. The Company is and will be substantially dependent upon its Member-generated content, the promotional efforts of its Members, the acceptance by its visitors and Members of advertising and other promotional programs of third parties and the Company, and its ability and the ability of its Contributing Editors to attract Web users to its site and to reduce the demands on Company personnel. This business concept has existed for only a limited period of time, and, as a result, is relatively unproven. There can be no assurance that the Company's Member-generated content or the promotional efforts of its Members will continue to attract users to the Company's Website. There can also be no assurance that the Company's Members and Contributing Editors will continue to devote time voluntarily to improving the community, or, given the fact that the Company provides free disk space to its Members and the Company supports the involvement of its Contributing Editors, that third parties will not attempt to hold the Company and the Company responsible for such content and/or any actions or omissions of such Contributing Editors. There also can be no assurance that the Company's business, results of operations and financial condition would not be materially and adversely affected if a substantial number of Members or Contributing Editors became dissatisfied with the Company's services or its intention to commercialize those services or that the Contributing Editors become dissatisfied with the amounts of compensation paid by the Company to them. Moreover, considering the modest level of compensation paid to Contributing Editors, there can be no assurance that consistent levels of high quality Member generated content will be maintained. These levels of compensation may hinder the Company's efforts in the future to attract Contributing Editors. Further, there can be no assurance that the community on the Internet or the Company's services will achieve broad market acceptance. Accordingly, no assurance can be given that the

Company's business will be successful or that it can sustain revenue growth or generate significant profits.

          FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. The report of the Company's independent auditors on their audit of the Company's financial statements as of December 31, 1998 contains an explanatory paragraph that describes an uncertainty as to the ability of the Company to continue as a going concern due to the Company's recurring losses and, as of the date of their report, the lacks of liquid resources. At December 31, 1998, the Company did not have available to it the funds necessary to meet its anticipated capital needs. However, through April 13, 1999, the Company realized gross proceeds of $5.0 million from a private placement of its securities. These funds are believed by management to be sufficient to meet the Company's anticipated needs for working capital and capital expenditures for at least the next 12 months. The Company may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its expansion, promote its e-commerce as the Company desires, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on the Company's business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of the stockholders of the Company and, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock.

     As a result of the Company's limited Internet operating history, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's anticipated expense levels in the future are based in part on its expectations as to future revenue from proposed e-commerce revenue-sharing arrangements, and anticipated growth in visitor traffic and in membership and will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that the Company will be able to accurately predict its net revenue, particularly in light of the intense competition for the sale of products and services on the Web, revenue-sharing opportunities, the Company's limited operating history and the uncertainty as to the broad acceptance of the Web as an e-commerce medium. the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in the e-commerce industry. Any failure by the Company to accurately make such predictions would have a material adverse effect on the Company's business, results of operations and financial condition.

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY; UNPREDICTABILITY OF FUTURE NET REVENUE. The Company expects operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. These factors include demand for the products the Company intends to market through its Web site, consumers' acceptance of e-commerce, the level of traffic on the Suite101.com site, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new or enhanced services by the Company or its competitors, the timing and number of new hires, the availability of desirable products and services for sale through the Company's Web site, the loss of a key strategic or marketing relationship by the Company, changes in the Company's marketing policy or those of its competitors, the mix of products and services marketed by the Company's E-Providers, engineering or development fees that may be paid in connection with adding new Web site development and publishing tools, technical difficulties with the Suite101.com site, general economic conditions, and economic conditions specific to the Internet or all or a portion of the technology market. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company expects to experience seasonality in its business, with user traffic on the Suite101.com site potentially being lower during the summer and year-end vacation and holiday periods when overall usage of the Web is lower. Because Web-based e-commerce is an emerging market, additional seasonal and other patterns may develop in the future as the market matures. Any seasonality is likely to cause quarterly fluctuations in the Company's operating results, and there can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition.

     MANAGEMENT OF GROWTH AND RELATIONSHIPS; BRIEF TENURE OF MANAGEMENT;
DEPENDENCE ON KEY PERSONNEL.   In developing its business plan, the Company
expects to be required to establish and manage multiple relationships with various strategic and E-Providers, vendors, distributors, providers of services, technology licensors, Members, advertisers and other third parties. To date, only a limited number of such relationships have been established. These requirements to enter into these relationships will be exacerbated in the event of material growth of the Company or in the number of third party relationships, and there can be no assurance that the Company's systems, procedures or controls will be adequate to enable the Company to establish and enter into these relationships, to support any substantial growth in the Company's operations or that the Company's management will be able to implement or manage any growth effectively. To effectively manage growth, the Company must establish, implement and improve operational, financial and management information systems and expand, train and manage its employee base. the Company's development is and will continue to be substantially dependent on the abilities and performance of its executive officers and other key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the prospects, business development, and results of operations and financial condition of the Company. Competition for senior management, experienced sales and marketing personnel, qualified Web engineers and other employees is and is expected to continue to be intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. There can be no assurance that the Company may not experience difficulty from time to time in hiring and retaining the personnel necessary to support the growth of its business. The failure of the Company to successfully manage its personnel requirements would have a material adverse effect on the Company's business, results of operations and financial condition.

     INTENSE COMPETITION.     The market for community based e-commerce on
the Internet is new and rapidly evolving and competition for visitors, Members and Contributing Editors, strategic partners and E-Providers is new, rapidly evolving, and intense and this competition is expected to increase significantly in the future. Barriers to entry into the Internet business are relatively insubstantial. The Company believes that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on creating Web-based community on the Internet are Geocities, Inc., Tripod, Inc., a subsidiary of Lycos, Inc., Angelfire Communications, Xoom.com, Inc. and theglobe.com. Each of these competitors is significantly larger than the Company and more well-established and well-known in the Internet industry and with greater capital resources. The Company will likely also face competition in the future from Web directories, search engines, shareware archives, content sites, commercial online service provides ("OSPs"), sites maintained by Internet service providers ("ISPs") and other entities that attempt to or establish communities on the Internet by developing their own community or acquiring one of the Company's competitors. In addition, the Company could face competition in the future from traditional media companies, a number of which, including Disney, CBS and NBC have recently made significant acquisitions of or investments in Internet companies. Further, there can be no assurance that the Company's competitors and potential competitors will not develop communities that are equal or superior to those of the Company or that achieve greater market acceptance than the Company's community.

     The Company also competes for visitors and Members with many Internet content providers and ISPs, including Web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service provides, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as

American Online, Inc. ("AOL"), CNET, Inc. ("CNET"), CNN/Time Warner, Inc. ("CNN/Time Warner"), Excite, Inc. ("Excite"), Infoseek Corporation ("Infoseek"), Lycos, Inc. ("Lycos"), Netscape Communications Corporation ("Netscape"), Microsoft Corporation ("Microsoft"), Miningco.com, Inc., and Yahoo! Inc. ("Yahoo!"). The Company also competes with the foregoing companies, as well as traditional forms of media, such as newspapers, magazines, radio and television. The Company believes that the principal competitive factors in attracting strategic partners and other sources of e-commerce business include the amount of traffic on its Web site, name recognition, customer service, the demographics of the Company's Members and viewers, the Company's ability to offer targeted audiences and the overall cost-effectiveness of the e-commerce opportunities offered by the Company. The Company believes that the number of Internet companies relying on Web-based e-commerce and advertising revenue will increase substantially in the future. Accordingly, the Company will likely face increased competition, resulting increased pressures on its revenue sharing percentages which could, in turn, have a material adverse effect on the Company's business, results of operations and financial condition.

     Substantially all of the Company's existing and potential competitors, including Web directories and search engines and large traditional media companies, have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, visitors, Members, distribution partners, E-Providers, advertisers and third party content providers. There can be no assurance that Internet content providers and ISPs, including Web directories, search engines, shareware archives, sites that offer professional editorial content, commercial online services and sites maintained by ISPs will not be perceived by potential strategic partners, E-Providers and advertisers as having more desirable Web sites. In addition, many persons with whom the Company would seek to enter into a strategic relationship have already established collaborative relationships with the Company's competitors or potential competitors, and other high-traffic Web sites. Accordingly, there can be no assurance that the Company will be able to grow its visitor and Membership base, traffic levels and customer base or retain its current Members, traffic levels or customers, or that competitors will not experience greater growth in traffic than the Company as a result of such relationships which could have the effect of making their Web sites more attractive, or that the Company's strategic partners will not sever or will
elect not to renew their agreements with the Company.   There can also be no
assurance that the Company will be able to compete successfully in the Internet or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

     RISK OF RELIANCE ON INTERNALLY DEVELOPED SYSTEMS. The Company uses and intends to use an internally developed system for its Web site and substantially all aspects of its transaction processing and order management systems. This system has not been fully developed. The

Company's inability to further develop and modify this system as necessary to accommodate increased levels of traffic on its Web site or any substantial volume through its transaction processing and order management systems may cause unanticipated system disruptions, slower response times, impaired quality and speed of order fulfillment, degradation in customer service, and delays in reporting accurate financial information. Any of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

     GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES.    The Company is not
currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by U.S. and Canadian federal, state, provincial, local and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy, user screening to prevent inappropriate uses of the Internet by, for example, minors or convicted criminals, taxation, infringement, pricing, content regulation, quality of products and services and intellectual property ownership and infringement. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could, in turn, decrease the demand for i5ive's community, increase i5ive's cost of doing business, or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

     Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that any legislation will not be enacted in the future that could expose the Company to substantial liability. Legislation could also dampen the growth in the use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium, and could, thereby, have a material adverse effect on the Company's business, results of operations and financial condition. It is also possible that the Company's use of "cookies" to track demographic information and user preferences and to target advertising may become subject to laws limiting or prohibiting their use. A "cookie" is a bit of information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge. A user is generally able to remove cookies. Germany, for example, has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of the Company's use of cookies could limit the effectiveness of the Company's targeting of advertisements, which could have a material adverse effect on the

Company's business, results of operations and financial condition. In addition, a number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities.
 Recently, the U.S. Congress has considered a number of versions of legislation which would place a moratorium of a number of years on any new taxation of Internet commerce. There can be no assurance that nay such legislation will be adopted by the U.S. Congress. Moreover, it is likely that, once such moratorium is lifted, some type of U.S. federal and/or state taxes will be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of commerce on the Internet and, as a result, adversely affect the Company's opportunity to derive financial benefit from such activities. In addition to the foregoing areas of recent legislative activities, several telecommunications carriers are currently seeking to have telecommunications over the Web regulated by the U.S. Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the Web have burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Web could increase substantially, potentially slowing growth in use of the Web, which could, in turn, decrease demand for the Company's services or increase the Company's cost of doing business. Due to the global nature of the Web, it is possible that, although transmissions by the Company over the Internet originate primarily in British Columbia, Canada, the governments of various states in the United States and foreign countries might attempt to regulate the Company's transmissions or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such laws or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as the Company's services are available over the Internet in multiple foreign countries, provinces, states and other jurisdictions, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such jurisdiction. the Company is qualified to do business only in British Columbia, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties and could result in the inability of the Company to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, results of operations and financial condition.

     LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB; ABSENCE OF LIABILITY INSURANCE. Because materials may be downloaded by Members and other users of the Company's Web site and subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials. Such claims have been brought, and sometimes successfully pressed, against OSPs for example, in the past. the Company has received inquiries from time to time from third parties regarding such matters, all of which have been resolved to date without any payments or other material adverse effect on the Company. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use. the Company could also be exposed to liability with respect to the offering of third party content that may be accessible through the Company's Web site, or through content and materials that may be posted by Members on their personal Web sites or chat rooms, or on-line discussions offered by the Company. Such claims might include, among others, that by directly or indirectly hosting the personal Web sites of third parties, the Company is liable for copyright or trademark infringement, or other wrongful actions by such third parties through such Web sites. It is also possible that if any third party content information provided on the Company's web site contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. Even to the extent that such claims do not result in liability to the Company, the Company could incur significant costs in investigating and defending against such claims. The imposition on the Company of potential liability for information carried on or disseminated through its systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of the Company's services to Members and visitors. the Company also intends to enter into agreements with E-Providers and sponsors under which the Company is intended to be entitled to receive a share of any revenue from the purchase of goods and services through direct links from the Company's Web site. Such arrangements may expose the Company to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services by virtue of the Company's involvement in providing access to such products or services, even if the Company does not itself provide such products or services. While the Company's agreements with these parties are intended to provide that the Company will be indemnified against such liabilities, there can be no assurance that such indemnification, if available, will be adequate. Currently, the Company does not carry general liability insurance intended to protect the Company from any liability arising out of the foregoing. In any event, however, insurance may not cover all potential claims to which the Company is exposed or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would have a material adverse effect on the Company's business, results of operations and financial condition.

In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use.

     SECURITY RISKS. There can be no assurance that experienced programmers or "hackers" may not from time to time attempt to penetrate the Company's network security. To date, none of this activity has occurred. However, in the event any such attempts should occur and be successful, such a penetration may have a material adverse effect on the Company's business, results of operations or financial condition. A party who is able to penetrate the Company's network security could misappropriate proprietary information or cause interruptions in the Company's Web site. In addition, in offering certain payment services, the Company could become increasingly reliant on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. The Company may be required to expend significant capital and resources to protect against the threat of such security, encryption and authentication technology breaches or to alleviate problems cause by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. Security breaches or the inadvertent transmission of computer viruses could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit the Company's liability in such areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of the Company's agreements, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     RELIANCE ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.   The Company
regards its technology as proprietary and attempts to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company currently has no patents or patents pending and does not anticipate that patents will become a significant part of the Company's intellectual property in the foreseeable future. the Company also generally enters into confidentiality or license agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently. the Company pursues the registration of its trademarks and service marks in the United States and Canada and internationally, and intends to apply for the registration in the United States and Canada for a number of its service marks There can be no assurance that such registration will be granted or, if granted, that the Company will derive any material commercial benefit from such registration. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are distributed or made available through the Internet, and policing unauthorized use of the Company's proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any proprietary rights of the Company or other companies within this market. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information. Any such infringement or misappropriation, should it occur, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition and the Company may not have available the resources necessary to pursue such litigation. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company. It can be expected that the Company will be subjected to claims in the ordinary course of its business, including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by the Company and the content generated by its Members. Although such claims have not occurred to date, such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages and might result in invalidation of the Company's proprietary rights and even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of management time and attention, any of which might have a material adverse effect on the Company's business, results of operations and financial condition.

The Company currently licenses from third parties certain technologies incorporated into the Company's Web site. As the Company continues to introduce new services that incorporate new technologies, it may be required to license additional technology from others. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms, if at all. The inability of the Company to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or could adversely affect the performance of its existing services until equivalent technology could be identified, licensed and integrated.

     DEPENDENCE ON CONTINUED GROWTH IN THE USE OF THE INTERNET; DEPENDENCE ON
WEB INFRASTRUCTURE.     The Company's future success is substantially
dependent upon continued growth in the use of the Internet and the Web in order to support e-commerce development on the Company's Web site and in the acceptance and volume of e-commerce transactions on the Internet. There can be no assurance that the number of Internet users will continue to grow or that e-commerce over the Internet will become more widespread. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. the Company cannot predict the extent to which consumers will be willing to shift their purchasing habits from traditional retailers to online retailers. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, congestion of traffic, inconsistent quality of service and lack of availability of cost-effective, high-speed service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or timely development and commercialization of performance improvements, including high-speed modems. The success of the Company's Web site will depend in large part upon the continued development of a Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of complementary products, such as high-speed modems for providing reliable Web access and services. Because global e-commerce and online exchange of information on the Web and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Web will support increasing use or will prove to be a viable commercial marketplace. The Web has experienced, and is expected to continue to experience, significant growth in the number of users and the amount of content. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased band width requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. In addition, the Web could lose its viability or effectiveness due to delays and the development or adoption of new standards and protocols to handle increased levels of activities or due to increased government regulation. There can be no assurance that the infrastructure or complementary products or services necessary to make the Web a viable commercial marketplace will be developed, or, if they are developed, that the Web will achieve broad acceptance. If the necessary infrastructure standards, protocols, or complementary products, services or facilities are not developed, or if the Web does not become a viable commercial marketplace, the Company's business, results of operations and financial condition will be materially and adversely affected. Even if such infrastructure, standards or protocols or complementary products, services, or facilities are developed and the Web becomes a viable commercial marketplace, there can be no assurance that the Company will not be required to incur substantial expenditures in order to adapt its services to changing Web technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     SALES TAX COLLECTION. One or more states, provinces or countries may seek to impose sales tax collection obligations on out-of-state or out-of-province or foreign companies such as the Company which engage in online commerce. Any new operation or facilities in the United States or Canada or elsewhere could subject shipments into such states or provinces to state or provincial or foreign sales taxes. A successful assertion by one or more states or provinces or any foreign country that the Company should collect sales or other similar taxes on the sale of merchandise could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     CONTROL BY DIRECTORS, EXECUTIVE OFFICERS, NORTHFIELD CAPITAL CORPORATION
AND 284085 B.C. LTD.     The Company's three Directors and Northfield Capital
Corporation, and their respective affiliates, in the aggregate, beneficially own approximately 55.8% of the outstanding Common Stock of the Company. As a result, these stockholders possess significant influence over the Company, giving them the ability, among other things, to elect a majority of the Company's Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company which could have a material adverse effect on the market price of the Company's Common Stock.

     YEAR 2000 COMPLIANCE.    The Company is aware of the issues associated
with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000 Problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. the Company is in the process of working with its software vendors to ensure that the software that the Company has licensed from third parties will operate properly in the year 2000 and beyond. In addition, the Company is working with its external suppliers and service providers to ensure that they and their systems will be able to support the Company's needs and, where necessary, inter-operate with the Company's server and networking hardware and software infrastructure in preparation for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problems of either the Company, its customers or vendors would have a material adverse effect on the Company's business, results of operations and financial condition.

     NO ACTIVE PRIOR PUBLIC MARKET FOR COMMON STOCK; POSSIBLE VOLATILITY OF
STOCK PRICE.   Prior to the closing of the Company's transaction with i5ive, there was no active public market for its Common Stock. Since December 30, 1998, the Company's Common Stock has been quoted on the OTC Bulletin Board. There can be no assurance that an active trading market for the Common Stock will be sustained or that the market price of the Common Stock will not decline based upon market or other conditions. The market price may bear no relationship to the revenues, earnings, assets or potential of the Company and may not be indicative of the future business performance of the Company. The trading price of the Company's Common Stock has been and can be expected to be subject to wide fluctuations in response to variations in the Company's quarterly results of operations, the gain or loss of significant strategic relationships, unanticipated delays in the development of the Company, changes in earnings estimates by analysts, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in the technology and Internet sectors and in Internet-related industries, other matters discussed elsewhere in this Annual Report and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general and the technology and Internet sectors in particular have experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, and irrespective of the outcome of such litigation, could result in substantial costs and a diversion of management's attention and resources and have a material adverse effect on the Company's business, results of operations and financial condition.

     SHARES ELIGIBLE FOR FUTURE SALE.   Sales of significant amounts of the
Company's Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of the Company's Common Stock or the future ability of the Company to raise capital through an offering of its equity securities. The Company had, as of March 31, 1999, 10,061,244 shares of common stock outstanding. Of such shares, 5,610,340 shares were held by Directors of the Company, 284085 B.C. Ltd. and Northfield Capital Corporation. The 3,405,622 shares held by Northfield Capital Corporation and 284085 B.C. Ltd. are "restricted securities" as such term is defined in Rule 144 under the Securities Act. In addition, through April 13, 1999, the Company sold 2,000,000 shares of Common Stock and warrants expiring on February 29, 2000 to purchase an additional 1,000,000 shares of Common Stock which are "restricted securities". Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. Approximately 4,450,948 shares of the Company's Common Stock are freely transferable under U.S. Federal securities laws.

     The Company has filed a Form S-8 registration statement under the Securities Act to register all shares of Common Stock issuable pursuant to outstanding options and all shares of Common Stock reserved for issuance under the Company's 1998 Stock Incentive Plan. Such registration statement became effective immediately upon filing and the shares issuable on exercise of options granted under the 1998 Stock Incentive Plan are covered by that registration statement. At such time as the options granted become exercisable, commencing December 4, 1999, the shares issuable on exercise of the options will thereupon be eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. As of December 31, 1998, there were outstanding options to purchase up to 333,310 shares of Common Stock, of which options to purchase 278,208 shares will become vested and immediately exercisable at a price of $1.50 per share on December 4, 1999, provided the stockholders of the Company have approved the adoption of the Plan no later than December 3, 1999. The remaining options to purchase 55,102 shares vest on December 4, 2000.

     In addition, the Company has agreed to file no later than July 12, 1999, a registration statement under the Securities Act to register the offer and sale of the 3,000,000 shares (including 1,000,000 shares issuable on exercise of warrants) sold in April 1999 in the private sale of the Company's securities. At such time as such registration statement is declared effective by the Commission those shares will be freely transferrable. The sale of those shares or the perception that such sales will or could occur could materially and adversely affect the market price for the Company's Common Stock.

ITEM 7 - FINANCIAL STATEMENTS:

     The response to this Item is included in a separate section of this report. See page F-1.



ITEM 8 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:


     The Company terminated the engagement of Raimondo Pettit Group on January 25, 1999. The Company's Board of Directors recommended the change in accountants. During the Company's two most recent fiscal years and any subsequent interim period preceding Raimondo Pettit Group's dismissal, there were no disagreements with Raimondo Pettit Group on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Raimondo Pettit Group, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     Except for the explanatory paragraph relating to substantial doubt existing about the Company's ability to continue as a going concern, the audit reports of Raimondo Pettit Group on the Company's financial statements as of and for the two years ended December 31, 1997, did not contain an adverse opinion or a disclaimer of an opinion, nor were they qualified or modified as to audit scope, or accounting principles.

     During the Company's two most recent fiscal years and any subsequent interim period preceding Raimondo Pettit Group's dismissal, none of the events referred to in Item 304(a)(1)(v) of Regulation S-K has occurred.

     The Company's newly engaged independent accountants are N.I. Cameron Inc. N.I. Cameron Inc. was engaged by the Company on January 25, 1999. During the Company's two most recent fiscal years and any subsequent interim period prior to the engagement of N.I. Cameron Inc., neither the Company nor anyone on its behalf consulted N.I. Cameron Inc. regarding the matters referred to in Item 304(a)(2) of Regulation S-K.

                                      PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:


     The directors and Executive Officers of the Company and their ages are as follows:


          NAME              AGE                  EMPLOYMENT HISTORY
-----------------------   -------  --------------------------------------------
 Peter L. Bradshaw          64      Mr. Bradshaw, a co-founder of I5ive, has
                                    been the Chairman of the Board, chief
                                    executive officer and a Director of I5ive
                                    since April 1996 and of the Company since
                                    December 10, 1998.  From April 1993 to
                                    April 1996, he was a Director of Mobile
                                    Data Solutions, Inc. ("MDSI"), including
                                    Chairman of the Board from April 1993 to
                                    December 1995.  MDSI develops and markets
                                    computer aided mobile (wireless) resource
                                    management software.  Its shares of common
                                    stock are traded on the Nasdaq SmallCap
                                    Market.  From May 1998 to August 1998, he
                                    was Chief Executive Officer and from July
                                    1997 to the present, he has been Chairman
                                    of the Board of eDispatch.com Wireless
                                    Data, Inc (formerly Istep Mobile
                                    Communications, Inc.) ("eDispatch.com"),
                                    which also develops and market computer
                                    aided mobile (wireless) resource management
                                    software. Commencing in September 1996
                                    through January 1998, he was Director of
                                    Unitec International Controls Corp.
                                    Commencing in 1992 through December 1995,
                                    he was Chairman of the Board and Chief
                                    Executive Officer of TeleSoft Mobile Data,
                                    Inc., a venture capital Firm investing in
                                    enterprises utilizing wireless data
                                    protocol.  Mr. Bradshaw has a B.Com. Degree
                                    in Commerce and a major in History from the
                                    University of British Columbia. Mr.
                                    Bradshaw is the father of Julie M.
                                    Bradshaw.

 Julie M. Bradshaw          35      Ms. Bradshaw, a co-founder of I5ive, has
                                    been a Director of I5ive since April 1996
                                    and is currently

          NAME              AGE                  EMPLOYMENT HISTORY
-----------------------   -------  --------------------------------------------
                                    the Managing Director of Real World
                                    Relations.  She has been a Director of
                                    the Company since December 10, 1998.
                                    Prior to April 1996, she attended the
                                    University of Paris, Sorbonne and the
                                    University of British Columbia.  In 1992,
                                    Ms. Bradshaw earned her B.A. degree from
                                    the University of British Columbia with a
                                    major in French Literature. Ms. Bradshaw
                                    is the daughter of Peter L. Bradshaw.

 Sunny H. Hirai             26      Mr. Hirai, a co-founder of I5ive, has been
                                    a  Director and the Chief Technical Officer
                                    of I5ive since April 1996.  He has been a
                                    Director of the Company since December 10,
                                    1998.  Prior  to April 1996, he was, from
                                    June 1993 to April 1996, the owner of Salt
                                    and Pepper Graphix, a graphic design group,
                                    and from June 1994 to April 1995 he was the
                                    head of marketing at Artel Educational
                                    Resources.  From June 1993 to June 1994, he
                                    was engaged in marketing with
                                    SunnyMarketing, Inc., a seafood brokerage
                                    firm.  Mr. Hirai is a graduate from the
                                    British Columbia Institute of Technology,
                                    specializing in Small Business: Marketing
                                    Management.

 Mitchell G. Blumberg       55      Mr. Blumberg was elected a Director of the
                                    Company in February 1999.  He has been,
                                    since June 1994, engaged as a film producer
                                    and talent manager in Los Angeles,
                                    California initially with Blumberg
                                    Productions and thereafter with Blumberg
                                    Productions and Management, through
                                    December 1998 and with Pritcher
                                    Forman/Mitch Blumberg since January 1999.
                                    Prior to June 1994, he was an Executive
                                    Vice President of RKO Pictures, Inc. Mr.
                                    Blumberg is also a Director of
                                    E-Dispatch.com.

     Each of Mr. Bradshaw, Ms. Bradshaw, Mr. Hirai and Mr. Blumberg will serve as Directors of the Company until its annual meeting of stockholders in 1999 and the election and qualification of his or her successor.

DIRECTOR AND OFFICER SECURITIES REPORTS

     The Federal securities laws require the Company's Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on a review of the copies of such reports and other information furnished to the Company, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the Company's year ended December 31, 1998.


ITEM 10 - EXECUTIVE COMPENSATION:

     During the year ended December 31, 1998, no officer or Director of the Company received compensation from the Company for serving in that capacity.


DIRECTORS COMPENSATION

     Directors of the Company do not receive any compensation for serving in that capacity; however, they are reimbursed for their out-of-pocket expenses in attending meetings.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     Set forth below is information concerning the Common Stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's Common Stock, and the Common Stock ownership of each Director of the Company and all Directors and officers of the Company as a group, as of March 29, 1999. As of March 29, 1999, the Company had 10,061,288 shares of Common Stock outstanding.


 Name and Address of                 Number of Shares Beneficially     Percentage of Outstanding
 Beneficial Owner (1)                            Owned(2)                     Common Stock
----------------------------------------------------------------------------------------------------

 Peter L. Bradshaw                              1,436,565 (3)                     14.3%


 Julie M Bradshaw                                 807,571                          8.0%

 Sunny Hirai                                    1,122,068                         11.2%

 Mitchell G. Blumberg                              50,000 (4)                      0.5%

 Benitz & Partners Limited (5)
 94 Mount Street - First Floor
 London, England W1Y 5h5                        2,500,000                         24.8%

 Northfield Capital Corporation                 2,244,136                         22.3%
 350 Bay Street, Suite 1100
 Toronto, Ontario,  Canada M5H 2S6

 284085 B.C. Ltd.
 1122 Mainland Street - suite 390
 Vancouver, BC,  Canada V6B 5L1                 1,436,565                         14.3%


 All officers and directors as a group          3,416,204                         33.5%
    (4 persons)


________________________________
(1)  Unless otherwise indicated, the address of such person is c/o the Company.
(2) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following March 29, 1999.
(3) Shares held by 284085 B.C. Ltd. of which Mr. Bradshaw is an officer, Director and principal shareholder.
(4)  Shares issuable on exercise of an option.
(5) Benitz & Partners Limited is an investment dealer regulated in England by the Securities and Futures Authority and holds the shares as a portfolio manager as an agent for accounts fully managed by it. Benitz & Partners Limited disclaims a beneficial interest in such shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     In April 1996, i5ive issued an aggregate of 100 Class A common shares to Northfield Capital Corporation and 284085 B.C. Ltd. for an aggregate purchase price of $73.

     From its inception in April 1996 through June 30, 1998 Northfield Capital Corporation and 284085 B.C. Ltd. advanced to i5ive the sums of $270,156 and $197,098 used for general corporate purposes and working capital. Such amounts accrued interest at the rate of 6.5% per annum. At the closing of the sale of the i5ive shares to the Company, Northfield Capital Corporation and 284085 B.C. Ltd. converted these advances and accrued interest into an aggregate of 414,975 and 302,753 shares, respectively, of i5ive. Such shares of i5ive were exchanged for 1,969,057 and 1,436,565 shares, respectively, of the Company's Common Stock or an effective purchase price, based on the amounts advanced by such persons through June 30, 1998, of approximately $0.14 per share of the Company's Common Stock.

     Subsequent to June 30, 1998, Northfield Capital Corporation and 284085 B.C. Ltd. advanced or incurred additional liabilities on behalf of i5ive aggregating $92,721 through November 30, 1998. Such amounts are intended to be repaid out of the proposed private sale of the Company's securities intended to be completed in the first quarter of 1999.

                                      PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:


      EXHIBIT                                DESCRIPTION
------------------   -----------------------------------------------------------
        3.1          Certificate of Incorporation of the Registrant,
                     as amended. (1)
        3.2          Bylaws of the Registrant, as amended. (1)
        3.3          Certificate  of  Amendment filed with the State of Delaware on November 25, 1998. (3)
        3.4          Certificate  of  Amendment filed with the State of Delaware on December 4, 1998(3)
        4.1          Specimen stock certificate of the Registrant. (1)
       10.1          Restated 1993 Stock Incentive Plan. (1)
       10.2          1994 Directors Stock Option Plan. (1)
       10.3          1994 Stock Option Plan. (1)
       10.4          1993 Stock Incentive Plan. (1)
       10.5          Form  of  Indemnification  Agreement between the Registrant and its officers and directors. (1)
       10.6          Stock  Purchase  and  Option  Agreement dated July 17, 1995
                     between   the  Registrant  and  Ballard  Medical  Products,
                     including all exhibits thereto. (2)
       10.7          Amendment  dated  November  18,  1998 to Purchase Agreement among Registrant and Northfield Capital Corporation, 284085
                     B.C. Ltd. and i5ive communications inc. (3)
       10.8          Amendment  dated  December  1,  1998  to Purchase Agreement among Registrant and Northfield Capital Corporation, 284085
                     B.C. Ltd. and i5ive communications inc. (3)
       10.9          Amendment  dated  December  3,  1998  to Purchase Agreement among Registrant and Northfield Capital Corporation, 284085
                     B.C. Ltd. and i5ive communications inc. (3)
       10.10         1998 Stock Incentive Plan. (3)
       21.0          Subsidiaries of the Registrant (included within Item 13)


          Name                       State or Jurisdiction of Incorporation
----------------------------    -----------------------------------------------
  i5ive communication Inc.                   British Columbia, Canada
          23.                        Consent of experts and counsel:
            23.1                     Consent of N.I. Cameron, Inc.
          27.0                       Financial Data Schedule

__________________________

(1) Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.
(2) Filed as Exhibit to Neuro navigational Corporation Form 8-K dated July 17, 1995.
(3) Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 10, 1998.

                                     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SUITE101.COM, INC.

                                        BY:  /s/ Peter L. Bradshaw
                                             -----------------------------------
                                             PETER L. BRADSHAW, PRESIDENT


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                              DATE
---------                     -----                              ----

 /s/Peter L. Bradshaw         President (Principal               April 12, 1999
---------------------           Executive Officer and Director)
Peter L. Bradshaw


 /s/ Julie M. Bradshaw        Director                           April 12, 1999
----------------------
Julie M. Bradshaw


 /s/ Sunny H. Hirai           Director                           April 12, 1999
-------------------
Sunny H. Hirai


 /s/ Mitchell G. Blumberg     Director                           April 12, 1999
-------------------------
Mitchell G. Blumberg

                              SUITE101.COM INC.

                (FORMERLY KNOWN AS KINETIC VENTURES LTD.)

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1998 AND DECEMBER 31, 1997

INDEPENDENT AUDITORS' REPORT                                             F-2

FINANCIAL STATEMENTS

         Consolidated Balance Sheet                                      F-3

         Consolidated Statements of Operations                           F-4

         Consolidated Statements of Changes in
              Stockholders' Equity (Deficit)                             F-5

         Consolidated Statement of Cash Flows                            F-6

         Notes to Consolidated Financial Statements              F-7 to F-13

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Suite101.com Inc.
(formerly known as Kinetic Ventures Ltd.)


We have audited the accompanying consolidated balance sheets of Suite101.com Inc. as of December 31, 1998 and December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suite101.com Inc. as of December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and, at the date of this report, has no liquidity resources. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or to merge with a revenue producing venture partner. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     N.I. Cameron Inc.  (signed)

VANCOUVER, B.C.                                      CHARTERED ACCOUNTANTS
February 11, 1999

                              SUITE101.COM INC.
                 (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                         CONSOLIDATED BALANCE SHEET
                  DECEMBER 31, 1998 AND DECEMBER 31, 1997


                                      ASSETS

                                                                         1998                    1997
                                                                -------------------------------------
CURRENT ASSETS
   Cash                                                         $      10,544       $               -
   Accounts receivable (Note 4)                                         5,129                   7,177
   Income taxes recoverable                                             1,020                       -
                                                                -------------------------------------
                                                                       16,693                   7,177
                                                                -------------------------------------
PROPERTY, PLANT AND EQUIPMENT,
   at cost (Notes 3 and 4)
   Computer equipment                                                  47,159                  42,612
   Furniture and fixtures                                                 688                     740
   Leasehold improvements                                              16,495                  17,727
                                                                -------------------------------------
                                                                       64,342                  61,079
   Less: accumulated amortization                                      29,222                  17,485
                                                                -------------------------------------
                                                                       35,120                  43,594
                                                                -------------------------------------

TOTAL ASSETS                                                    $      51,813       $          50,771
                                                                -------------------------------------
                                                                -------------------------------------

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Checks written in excess of funds on deposit                 $           -       $           1,578
   Accounts payable                                                   126,338                  14,528
                                                                -------------------------------------
                                                                      126,338                  16,106

DUE TO STOCKHOLDERS (Note 4)                                          193,691                 335,203
DUE TO AFFILIATED COMPANIES (Note 5)                                   42,623                  69,606
                                                                -------------------------------------
TOTAL LIABILITIES                                                     362,652                 420,915
                                                                -------------------------------------

CAPITAL STOCK (Notes 7 and 8)
   Authorized:
       40,000,000 common shares with a par value of $0.001 each
   Issued:
       10,061,288 common shares                                        10,062                      73

ADDITIONAL PAID-IN CAPITAL                                            386,261                       -
DEFICIT                                                              (757,331)               (383,564)
EQUITY ADJUSTMENT FROM FOREIGN
   CURRENCY TRANSLATION                                                50,169                  13,347
                                                                -------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                          (310,839)               (370,144)
                                                                -------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $      51,813       $          50,771
                                                                -------------------------------------
                                                                -------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                             SUITE101.COM INC.
               (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997


                                                             1998                         1997
                                                    ------------------------------------------
SALES                                               $      18,769             $          6,751

OPERATING EXPENSES
   General and administrative                             396,057                      258,255
                                                    ------------------------------------------

LOSS FROM OPERATIONS                                     (377,288)                    (251,504)

OTHER INCOME
   Other income, net                                        3,521                        3,623
                                                    ------------------------------------------

NET LOSS                                            $    (373,767)            $       (247,881)
                                                    ------------------------------------------
                                                    ------------------------------------------

INCOME (LOSS) PER SHARE
   Basic and Diluted                                $       (0.10)            $          (0.07)
                                                    ------------------------------------------
                                                    ------------------------------------------

   Average common shares outstanding                    3,825,020                    3,405,622
                                                    ------------------------------------------
                                                    ------------------------------------------


      The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
                (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997


                                                                                       Equity
                                                                                     Adjustment
                                                                                        From                          Total
                                                                      Additional       Foreign                    Stockholders'
                                             Common Stock              Paid-in        Currency      Accumulated       Equity
                                        Shares          Amount         Capital       Translation      Deficit       (Deficit)
                                    ----------------------------------------------------------------------------------------------
Balances, January 1, 1997                       100           $  73        $     -          $  693    $(135,683)       $(134,917)

Net Loss for the Year
 Ended December 31, 1997                                                                              (247,881)        (247,881)

Translation Adjustments for
 the Year Ended
 December 31, 1997                                                                         12,654                         12,654
                                    ----------------------------------------------------------------------------------------------

Balances, December 31, 1997                     100              73              -          13,347     (383,564)        (370,144)

Capitalization of stockholder
 loans (Note 7)                            717,703         468,078              -                                        468,078

Adjustment of shares to reflect
 Capital stock as of date of
 reverse takeover                        5,937,863       (461,495)        461,495                                              -

Issuance of shares to effect
 reverse takeover (Note 2)               3,405,622           3,406                                                         3,406

Cost of reverse takeover (Note 2)                                         (75,234)                                       (75,234)

Net loss for the Year Ended
 December 31, 1998                                                                                    (373,767)        (373,767)

Translation Adjustments for
 the Year Ended
 December 31, 1998                                                                         36,822                         36,822
                                    ----------------------------------------------------------------------------------------------

                                         10,061,288        $ 10,062       $386,261         $50,169    $(757,331)       $(310,839)
                                    ----------------------------------------------------------------------------------------------
                                    ----------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM INC.
                (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997


                                                                                                1998                   1997
                                                                                    ---------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Net loss                                                                           $  (373,767)       $     (247,881)
      Adjustment to reconcile net loss to
         net cash used in operating activities
              Amortization                                                                     13,392                12,699
                                                                                      -------------------------------------
                                                                                            (360,375)             (235,182)
      Changes in operating assets and liabilities
              Accounts receivable                                                               1,602                 1,745
              Accounts payable and accrued expenses                                           113,611                 4,254
              Income taxes                                                                    (1,020)                     -
                                                                                       ------------------------------------

      Net cash used in operating activities                                                 (246,182)             (229,183)
                                                                                         ----------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchase of capital assets                                                              (7,763)              (22,102)
                                                                                      -------------------------------------

      Net cash used in operating activities                                                   (7,763)              (22,102)
                                                                                      -------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
      Advances from (to) stockholders                                                       (124,408)               204,661
      Advances from (to) affiliated companies                                                (23,523)                33,485
      Shares issued to effect reverse takeover                                                  3,406                     -
      Cost of reverse takeover                                                               (75,234)                     -
      Proceeds from issuance of common stock
        to reduce stockholder loans                                                           468,078                     -
                                                                                       ------------------------------------

      Net cash provided by financing activities                                               248,319               238,146
                                                                                    ---------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                               17,748                  (67)
                                                                                      -------------------------------------

NET INCREASE (DECREASE) IN CASH                                                                12,122              (13,206)

CASH (DEFICIENCY) AT BEGINNING OF YEAR                                                        (1,578)                11,628
                                                                                      -------------------------------------

CASH (DEFICIENCY) AT END OF YEAR                                                       $       10,544           $   (1,578)
                                                                                      -------------------------------------
                                                                                      -------------------------------------

    The accompanying notes are an integral part of these consolidated financial statements.

                           SUITE101.COM INC.
             (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 1998 AND DECEMBER 31, 1997


1.    THE COMPANY

      Suite101.com Inc. (formerly known as Kinetic Ventures Ltd. (the "Company")) was incorporated in the State of California, United States on May 20, 1991, and reincorporated in the State of Delaware, United States on December 31, 1993. By way of a reverse takeover on December 8, 1998 (see Note 2) the Company acquired a wholly-owned subsidiary i5ive communications inc. ("i5ive"). i5ive is engaged in the creation, operation and maintenance of a World Wide Web based community.

      GOING CONCERN

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At December 31, 1998, the Company had accumulated $757,331 in losses and had no material revenue producing operations. At the date of this report, the Company has almost no liquidity and its ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

      BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc. a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at December 31, 1998, there were no operations in the Company or Endovascular, Inc.



2.    BUSINESS ACQUISITION BY WAY OF REVERSE TAKEOVER

      By an agreement which was completed on December 8, 1998, the Company acquired all the issued and outstanding shares of i5ive for consideration by the issuance of 3,405,622 common shares of the Company. The issuance of these shares and the concurrent transfer of 2,500,000 previously-issued shares to the former stockholders of i5ive resulted in control of these companies being acquired by the former stockholders of i5ive. In addition, the entire Board of Directors of the Company is comprised of directors of i5ive. The business combination is accounted for as a reverse takeover whereby the consolidated financial statements are issued under the name of the Company but described in the notes and elsewhere as a continuation of i5ive and not the Company. The legal capital structure remains that of the Company but the stockholders' deficit of i5ive has replaced the stockholders' deficit of the Company.

                              SUITE101.COM INC.
               (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1998 AND DECEMBER 31, 1997




2.    BUSINESS ACQUISITION BY WAY OF REVERSE TAKEOVER (CONTINUED)

      The cost of the purchase has been based on the par value of the issued shares of the legal parent. The cost of the purchase has been allocated to the assets and liabilities of the legal parent as follows:

            Cost of purchase                              $    3,406
            Less:  Assets                                     (1,114)
            Add:  Liabilities                                 72,942
                                                              ------

            Unallocated purchase price                    $   75,234
                                                              ------
                                                              ------

      The unallocated purchase price has been treated for accounting purposes as a reduction of additional paid-in capital and not to goodwill as the nature of the transaction was for i5ive to obtain a listing on the OTC Bulletin Board by way of reverse takeover. The cost is associated with publicly listing shares and not with any business associated with the Company.

3.    SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement by management.

      The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

      (a) PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are capitalized at original cost and amortized over their estimated useful lives at the following annual bases and rates:

              Computer equipment              30% declining balance
              Furniture and fixtures          20% declining balance
              Leasehold improvements          20% straight-line

          One-half the normal amortization is taken in the year of acquisition

                              SUITE101.COM INC.
              (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 1998 AND DECEMBER 31, 1997

3.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (b)  RESEARCH AND DEVELOPMENT

           Research and development costs are expensed as incurred.

      (c)  FOREIGN EXCHANGE

           Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at December 31, 1998 and December 31, 1997 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

           (equivalent Cdn $ per U.S. $)                    1998             1997
                                                            ---------------------
           December 31 rate                                .6522            .7009

           Average rate for the year                       .6743            .7223

      (d)  INCOME TAXES

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

                          SUITE101.COM INC.
              (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 1998 AND DECEMBER 31, 1997

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (e)  STOCK OPTIONS

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

      (f)  NET LOSS PER COMMON SHARE

           The Company computes its loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "EARNINGS PER SHARE" ("EPS") issued in February 1997. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.


4.    DUE TO STOCKHOLDERS

                                                                                1998             1997
                                                                         ------------------------------
     (a)   Amounts payable on demand bearing interest                       $  128,690       $  335,203
           at 6.5% per annum calculated semi-annually not
           in advance.  The loans are secured by all the assets
           of i5ive.  Interest on these loans has been waived
           during the year.

      (b)  Amounts with no specific terms of repayment.                         65,001                -
                                                                           ----------------------------

                                                                            $  193,691       $  335,203
                                                                           ----------------------------
                                                                           ----------------------------

                                               SUITE101.COM INC.
                                   (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    DECEMBER 31, 1998 AND DECEMBER 31, 1997



5.    DUE TO AFFILIATED COMPANIES

      Amounts due to affiliated companies have no specific terms of repayment and are interest-free. Of the total, $24,028 (1997 - $69,606) is owed to 100%-owned subsidiaries of a 14% stockholder of the Company and $18,595 (1997 - 0) is owed to a related management company.

6.    RELATED PARTY TRANSACTIONS

      The Company has incurred salaries of $28,319 (1997 - $22,754) to a minority stockholder and director of the Company.

7.    CAPITAL STOCK

      In December 1998, i5ive issued 717,703 common shares to eliminate debt to stockholders of $468,078.

      In December 1998, 3,405,622 shares were issued for the purchase of i5ive (see Note 2).


8.    STOCK OPTIONS

      THE COMPANY'S 1998 STOCK INCENTIVE PLAN

      In December 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"). The Plan was adopted by the Board of Directors of the Company and is subject to approval by the stockholders of the Company within twelve months of the date the Board of Directors adopted the Plan. All options currently outstanding under the Plan are conditioned upon the plan receiving such approval. Under the Plan, 1,200,000 shares of Common Stock have been reserved for issuance on exercise of options granted under the Plan.

      On the date of the closing of the Transaction with i5ive, outstanding options granted under i5ive's 1998 Stock Incentive Plan were assumed by the Company under the Plan and no further option grants will be made under i5ive's Plan. The assumed options have substantially the same terms, subject to anti-dilution adjustment, as will be in effect for grants made under the Company's Plan.

                              SUITE101.COM INC.
                  (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND DECEMBER 31, 1997

8.    STOCK OPTIONS

      THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

      The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval. The Plan will terminate on the earliest of (i) 10 years after the Plan Effective Date,
      (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares or (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

      As a consequence of assuming options granted under the i5ive Plan, the Company has outstanding under the Plan options to purchase an aggregate of 333,110 shares of Common Stock at an exercise price of $1.50. Of these options, 278,207 will vest to the holders on December 4, 1999 and 54,903 will vest on December 4, 2000.


9.    INCOME TAXES

      At December 31, 1998, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totalling approximately $300,000 less a valuation allowance of $300,000. The valuation allowance on deferred tax assets increased by $110,300 and $135,300 during 1997 and 1998, respectively.

      At December 31, 1998, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $603,957. These carryforwards begin to expire in 2003. During the year, the Company's U.S. loss carryforwards were eliminated due to a change in control of the Company and the change in the Company's operations.


10.   EARNINGS PER SHARE (EPS)

      Earnings per share for the years ended December 31, were computed as follows:

                                                           1998                  1997
                                                   ---------------------------------------
   Net loss                                            $   (373,767)        $    (247,881)
   Weighted average common shares outstanding             3,825,020             3,405,622
                                                   ---------------------------------------

   Basic and diluted EPS                               $      (0.10)        $       (0.07)
                                                   ---------------------------------------
                                                   ---------------------------------------

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1997

11.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.



12.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK


      The Company's financial instruments consist of cash, accounts receivable, accounts payable and due to stockholders. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.