Form 10QSB
period 1999-03-31
SUITE 101 COM INC
filed 1999-05-20
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
      /X/   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended March 31, 1999; or
      / /   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _________ to ________.

                         Commission file Number: 0-25136

                                SUITE101.COM INC.
        (Exact name of small business issuer as specified in its charter)

     DELAWARE                                              33-0464753
     ----------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. employer
     incorporation of organization)                        identification no.)

         SUITE 390 - 1122 MAINLAND STREET, VANCOUVER, BC, CANADA V6B 5L1
         ---------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                  604-682-1400
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X        NO
                               --------       --------

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                             Outstanding at May 11, 1999
--------------------------------       -----------------------------------------
    COMMON STOCK, PAR VALUE                            12,961,288
       $.001 PER SHARE



                  Transitional Small Business Disclosure Format

                            YES / /      NO /X/

                               SUITE 101.COM,INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

                                                                       PAGE NO.
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Accountants' Compilation Report                                   3

          Consolidated Balance Sheets -- March 31, 1999 and
          March 31, 1998                                                    4

          Consolidated Statements of Operations -- Three Months
          Ended March 31, 1999 and March 31, 1998                           6

          Consolidated Statements of Cash Flows -- Three Months
          Ended March 31, 1999 and March 31, 1998                           7

          Notes to Consolidated Financial Statements -- Three Months
          Ended March 31, 1999 and March 31, 1998                           8


Item 2.   Management's Discussion and Analysis or Plan of Operation        10


PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                        29

Item 6.   Exhibits and Reports on Form 8-K                                 30

ITEM 1.  FINANCIAL STATEMENTS

                         ACCOUNTANTS' COMPILATION REPORT



We have compiled the accompanying balance sheets of Suite101.com Inc. as of March 31, 1999 and March 31, 1998 and the related statements of income and cash flows for the three-month periods then ended in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any form of assurance on them.










                                                              N.I. Cameron Inc.
(signed)

VANCOUVER, B.C.                                           CHARTERED ACCOUNTANTS
May 11, 1999

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1999 AND MARCH 31, 1998
                (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)




                                    ASSETS
                                                   MARCH 31, 1999             MARCH 31, 1998

CURRENT ASSETS
   Cash (Note 4)                                    $   2,514,556               $     13,110
   Accounts receivable                                      3,784                      1,419
   Income taxes recoverable                                 1,020                          -
   Prepaid expenses and deposits                           12,500                          -
                                                    ----------------------------------------
                                                        2,531,860                     14,529
                                                    ----------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST
   Computer equipment                                      51,099                     43,411
   Furniture and fixtures                                     700                        746
   Leasehold improvements                                  16,764                     17,859
                                                    ----------------------------------------
                                                           68,563                     62,016
   Less: accumulated amortization                          32,662                     20,835
                                                    ----------------------------------------
                                                           35,901                     41,181
                                                    ----------------------------------------

TOTAL ASSETS                                        $   2,567,761                $    55,710
                                                    ----------------------------------------
                                                    ----------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1999 AND MARCH 31, 1998
                (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                MARCH 31, 1999             MARCH 31, 1998
CURRENT LIABILITIES
   Accounts payable                                                              $     119,896                     17,662

DUE TO STOCKHOLDERS                                                                    449,970                    399,120
DUE TO AFFILIATED COMPANIES                                                             23,591                     72,594
                                                                                 ----------------------------------------
TOTAL LIABILITIES                                                                      593,457                    489,376
                                                                                 ----------------------------------------

CAPITAL STOCK
   Authorized:
       40,000,000 common shares with a par value of $0.001 each
   Issued:
       10,061,288 common shares                                                         10,062                         73

CAPITAL STOCK SUBSCRIBED (NOTE 4)                                                        1,000                          -
ADDITIONAL PAID-IN CAPITAL                                                           2,885,260                          -
DEFICIT                                                                               (968,640)                  (443,743)
EQUITY ADJUSTMENT FROM FOREIGN
   CURRENCY TRANSLATION                                                                 46,622                     10,004
                                                                                 ----------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 1,974,304                  (433,666)
                                                                                 ----------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                                              $   2,567,761               $     55,710
                                                                                 ----------------------------------------
                                                                                 ----------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)


                                                     MARCH 31,1999              MARCH 31,1998
                                                ---------------------------------------------
SALES                                           $              416            $         9,673

OPERATING EXPENSES
   General and administrative                              212,051                     70,184
                                                ---------------------------------------------

LOSS FROM OPERATIONS                                     (211,635)                   (60,511)

OTHER INCOME
   Other income, net                                           326                        332
                                                ---------------------------------------------

NET LOSS                                        $        (211,309)            $       (60,179)
                                                ---------------------------------------------
                                                ---------------------------------------------

INCOME (LOSS) PER SHARE
   Basic and Diluted                            $           (0.02)            $        (0.02)
                                                ---------------------------------------------
                                                ---------------------------------------------

      Average common shares outstanding                 10,061,288                  3,405,622
                                                ---------------------------------------------
                                                ---------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)


                                                                        MARCH 31,1999        MARCH 31,1998
                                                                        ----------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

   Net loss                                                              $  (211,309)           $  (60,179)
   Adjustment to reconcile net loss to
     net cash used in operating activities
          Amortization                                                          2,958                 3,188
                                                                         ----------------------------------
                                                                            (208,351)              (56,991)
   Changes in operating assets and liabilities
          Accounts receivable                                                 (1,426)                 5,754
          Prepaid expenses and deposits                                      (12,500)                     -
          Accounts payable and accrued expenses                               (7,078)                 2,997
                                                                         ----------------------------------

   Net cash used in operating activities                                    (229,355)              (48,240)
                                                                         ----------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES

   Purchase of capital assets                                                 (3,166)                 (479)
                                                                         ----------------------------------

   Net cash used in operating activities                                      (3,166)                 (479)
                                                                         ----------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

   Advances from stockholders                                                 254,201                60,826
   Advances from (to) affiliated companies                                   (19,389)                 2,447
   Share subscriptions                                                      2,500,000                     -
                                                                         ----------------------------------

   Net cash provided by financing activities                                2,734,812                63,273
                                                                         ----------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                1,721                   134
                                                                         ----------------------------------

NET INCREASE IN CASH                                                        2,504,012                14,688

CASH (DEFICIENCY) AT BEGINNING OF PERIOD                                       10,544               (1,578)
                                                                         ----------------------------------

CASH (DEFICIENCY) AT END OF PERIOD                                       $  2,514,556            $   13,110
                                                                         ----------------------------------
                                                                         ----------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND MARCH 31, 1998
                (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)



1.    THE COMPANY

      Suite101.com Inc. (formerly known as Kinetic Ventures Ltd. (the "Company")) was incorporated in the State of California, United States on May 20, 1991, and reincorporated in the State of Delaware, United States on December 31, 1993. By way of a reverse purchase acquisition on December 8, 1998 the Company acquired a wholly-owned subsidiary, i5ive communications inc. ("i5ive"). i5ive is engaged in the creation, operation and maintenance of a World Wide Web based community. Because of this reverse purchase acquisition, the financial statements for March 31, 1998 and the three-month period then ended are those of i5ive and not those originally reported for Kinetic Ventures Ltd.

      GOING CONCERN

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. As at March 31, 1999, the Company had accumulated $968,640 in losses and had no material revenue producing operations.


2.    BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc. a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at March 31, 1999, there were no operations in the Company or Endovascular, Inc.

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

      These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND MARCH 31, 1998
                (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT



3.    FOREIGN EXCHANGE

      Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at March 31, 1999 and March 31, 1998 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:


      (equivalent Cdn $ per U.S. $)                1999                1998
                                                   ------------------------
      March 31 rate                                .6628              .7061

      Average rate for the three-month period      .6617              .6992


4.    SUBSEQUENT EVENT

      During March 1999, the Company received and accepted share subscriptions regarding the issue of 500,000 units for $2,500,000 in a private placement. Each unit was comprised of two common shares and one warrant entitling the holder to purchase an additional common share for $4.50 on or before February 29, 2000. Subsequent to March 31, 1999, the Company received and accepted share subscriptions for an additional 500,000 units for $2,500,000. Cost of these issuances are estimated to be approximately $300,000.

      As of May 11, 1999, all shares have been issued to the subscribers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


GENERAL

         The following discussion and analysis of the Company should be read in conjunction with, and is qualified in its entirety by, the more detailed information including the Company's Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. This Annual Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed below under "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" and in "Risk Factors" contained in the Company's Annual Report, as well as those discussed elsewhere in this Quarterly Report.

OVERVIEW

         The Company is an Internet company engaged through its wholly owned subsidiary, i5ive communications, Inc. ("i5ive") in the creation, operation and maintenance of a World Wide Web based community, known as Suite101.com, for Internet users to express themselves, share ideas, interests and expertise, and publish content accessible to other users with common interests. The Company's community includes its visitors and Members who are Internet users and Contributing Editors who create their own personal Web sites organized topically into Communities of Interest. The Company believes that user affinity to the Web occurs when users relate personally to their online experience, and the more users are active in the creation of that experience, the more personal the experience becomes. By establishing a free service enabling Internet users to create their own Web sites in Communities of Interest, the Company further believes that the users will in turn write about their experiences and offer their knowledge to other Internet users as a means to find the best content and information on the Internet - quickly and easily. These Communities of Interest provide the context and tools for Web users to publish content, to communicate with other users, and to access a centralized and easy-to-navigate destination for the Best of the Web content. This process enhances the Member's experience by allowing them to express themselves, share ideas, interests and expertise and to publish content accessible to other Members and visitors with common interests.

         Content, organized into 11 categories, is authored by Member/Contributing Editors, who have demonstrated competence in their area of interest. Contributing Editors are paid an average honorarium of $20 for writing monthly, bimonthly or weekly articles, for maintaining a "Best of Web" list (links to topic related information on the Internet), and for hosting discussions on their topic. As their number grew from 35 in October 1996 to 611 in March 1999, Member/Contributing Editors created an estimated 12,574 pages of archived personalized content. Content, which generated 1.6 million page views in March 1999, is currently growing by over 1000 articles a month.

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

         The Company's business plan includes presenting Suite101.com as a portal for access to the Internet. The Company currently affords visitors with access to what its Contributing Editors determine is the best of the World Wide Web as well as member generated content. When fully implemented, Suite101 will afford destinations through which the content can be accessed through the creation of free member home pages. The Company is currently seeking to increase membership.

         The Company will focus on maintaining the confidentiality of member information and assuring members that information concerning them and their activities on the Internet are private. With this assured privacy, the Company intends to seek the members consent to provide aggregated demographic and psychographic information as well as aggregated member purchasing preferences to vendors of services and products. As a consequence, marketing to members will be limited to services and products in which they have expressed an interest. Revenues derived from this aggregated information are intended to be shared with members. The Company believes that this aggregated information will be attractive to vendors looking for a loyal and targeted market to facilitate transactions. In addition, the Company intends to derive revenues from participating in transactions conducted by members with vendors through its Internet facilities.

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


THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

         During the three months ended March 31, 1999, the Company's sales were $416 compared with sales of $9,673 during 1998. Sales in both periods were primarily attributable to software licensing revenues of i5ive.
The decline in 1999 was the result of [INSERT TO COME].



         Operating Expenses in both the quarters ended March 31, 1999 and March 31, 1998 were comprised solely of general and administrative expenses. Such expenses increased to $212,051 in 1999 from $70,184 in 1998, primarily as a result of the increase in the number of the Company's Contributing Editors.

         The Company's Loss From Operations was $211,635 in 1999 compared with $60,511 in 1998. Other income was $326 in 1999 compared with $332 in 1998.

         The increase in the Company's Net Loss in 1999 compared with 1998 was the result of the increase in general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

         The report of the Company's independent auditors on their audit of the Company's financial statements as of December 31, 1998 contains an explanatory paragraph that describes an uncertainty as to the ability of the Company to continue as a going concern due to the

Company's recurring losses and, as of the date of their report, the lack of liquid resources. Through April 30, 1999, the Company realized gross proceeds of $5,000,000 from a private placement of its equity securities. In the transaction, the Company sold 1,000,000 units of securities, each unit consisting of two shares of Common Stock and one Common Stock Purchase Warrant. The warrants are exercisable through February 29, 2000 at a price of $4.50 per share. These proceeds are believed by management to be sufficient to meet the Company's anticipated needs for working capital and capital expenditures for at least the next 12 months. Of the proceeds, approximately $300,000 was used to meet expenses of the offering and approximately $341,000 was used subsequent to March 31, 1999 to repay indebtedness to stockholders and affiliated companies, including accrued interest.

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

         As a result of the Company's limited operating history, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's anticipated expense levels in the future are based in part on its expectations as to future revenue from proposed e-commerce revenue-sharing arrangements, and anticipated growth in visitor traffic and membership and will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that the Company will be able to accurately predict its revenues, particularly in light of the intense competition for the sale of products and services on the Web, revenue-sharing opportunities, the Company's limited operating history and the uncertainty as to the broad acceptance of the Web as an e-commerce medium. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in the e-commerce industry. Any failure by the Company to accurately make such predictions would have a material adverse effect on the Company's business, results of operations and financial condition.



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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed above and elsewhere in this Quarterly Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements discussed in this Quarterly Report appear in various places including: "Item 2 - Management's Discussion and Analysis or Plan of Operation - Overview", "-Liquidity and Capital Resources", and "-Year 2000 Computer Issues". The Company cautions readers that the risk factors described in its Annual Report on Form 10-KSB, as well as those described elsewhere in this Quarterly Report, or in its other filings with the Commission, in some cases have affected, and in the future could affect its actual results, could cause its actual results during 1999 and beyond, to differ materially from those expressed in any forward-looking statements, and could cause the development of the Company and its business plans to be different than expressed in those statements. Important factors that may be encountered, that could cause actual results to differ materially from the forward-looking statements in this Quarterly Report include, among others, the Company's early stage of development and absence of material revenues, the possibility that the Company will be unable to increase membership in its Communities of Interest sufficiently to attract e-commerce, the usual unforeseeable risks encountered by any new enterprise, the inability of the Company to attract readership to its Communities, the Company's potential need for additional capital and the possible inability of the Company to attract such capital on acceptable terms or at all, the uncertainties of the levels of the Company's future operating expenses, fluctuations in its quarterly revenues and membership growth, the level of consumer acceptance of e-commerce, the inability of the Company to enter into marketing and other relationships to develop its e-commerce, intense competition among Internet portals and e-commerce participants, the inability of the Company to manage its growth, the impact of possible future government regulation, the inability of the Company to afford a sufficient level of privacy to its members, the possible volatility of the market price for the Company's Common Stock, and the impact of additional shares possibly coming onto the market for sale.


                                  RISK FACTORS

         An investment in the Company's common stock involves a high degree of risk. The following factors, in addition to the other information contained herein, should be carefully considered in evaluating the Company and its business before purchasing shares of the Company's common stock. See "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" regarding risks and uncertainties relating to forward looking statements in this Quarterly Report.

         EARLY DEVELOPMENT STAGE; NO MATERIAL REVENUES. The Company is in the early stage of developing its business plan and operations. The Company has realized no material revenues to date form its Internet operations activities. From in April 1996 through March 31, 1999, total revenues from these Internet operations activities were $37,877. During that period, it has accumulated losses of $933,543. The Company has not achieved profitability on a quarterly or annual basis to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will be dependent, in part, on the amount and rates of its expenditures and growth in the Company's net revenue from e-commerce transactions. The Company expects its operating expenses to increase significantly, especially in the areas of visitor and Member generation, brand marketing and e-commerce promotion. As a result, it will need to generate increased amounts of quarterly net revenue if profitability is to be achieved. The Company believes that period-to-period comparisons of its operating results will not be meaningful and that the results for any period should not be relied upon as an indication of future performance. To the extent that net revenue does not grow at anticipated rates or that increases in its operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company's operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

         The Company is currently developing its business through efforts to attract visitors, Members and Contributing Editors to its Web-based community. At March 31, 1999, it had grown from 35 Contributing Editors in October 1996 to 611 in March 1999. During the month of March 1999, the site received approximately 1.6 million page views. The Company cannot assure that such growth rates are sustainable. The Company's business plan is to continue to expand its numbers of visitors, Members and Contributing Editors in an effort to reach a sufficient level of critical mass as well as to continue to improve and enhance its site infrastructure through the introduction of improved technology. No significant efforts have been expended to date to realize revenues. Accordingly, there can be no assurance that the Company's business plan can be successfully developed or that it will realize any material revenues.

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

         SHARES ELIGIBLE FOR FUTURE SALE. Sales of significant amounts of the Company's Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of the Company's Common Stock or the future ability of the Company to raise capital through an offering of its equity securities. The Company had, as of April 30, 1999, 12,061,244 shares of common stock outstanding. Of such shares, 5,610,340 shares were held by Directors of the Company, 284085 B.C. Ltd. and Northfield Capital Corporation. The 3,405,622 shares held by Northfield Capital Corporation and 284085 B.C. Ltd. are "restricted securities" as such term is defined in Rule 144 under the Securities Act. In addition, through April 30, 1999, the Company sold 2,000,000 shares of Common Stock and warrants expiring on February 29, 2000 to purchase an additional 1,000,000 shares of Common Stock which are "restricted securities". Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. Approximately 4,450,948 shares of the Company's Common Stock are freely transferable under U.S. Federal securities laws.

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

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  During the quarter ended March 31, 1999, the Company commenced an offering of its securities. The Company offered 1,000,000 units, each unit consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock. Each warrant is exercisable at a price of $4.50 per share, subject to anti-dilution adjustment, at any time through February 29, 2000. At any time after the shares of Common Stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act") and provided that the average of the high bid and low asked prices for the Registrant's Common Stock, as quoted in the OTC Bulletin Board, equals or exceeds (US) $5.00 per share for 20 consecutive trading days ending on the third business day prior thereto, the Registrant may at its option redeem the warrants at a price of (US) $0.01 per warrant.

         Through March 31, 1999, the Company had received subscriptions to and accepted purchases of 500,000 units, or gross proceeds of (US) $2,500,000 and thereafter, on or prior to April 12, 1999, the Company had received subscriptions to and had accepted purchases of an additional 500,000 units, or gross proceeds of (US) $2,500,000 or aggregate gross proceeds of (US) $5,000,000.

         The Units and the securities included in the Units were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and by Regulation D adopted under the Securities Act. The Units were sold to persons who represented that they are "accredited investors" as defined under Regulation D and that they were purchasing the securities for investment and not for distribution.

         The net proceeds are intended to be used for marketing and advertising, member service enhancements, working capital and general corporate purposes and to repay loans. Subsequent to March 31, 1999, the Company repaid loans from stockholders and affiliates in the amount of approximately $341,000. In addition to cash commissions, the Company agreed to issue three-year warrants exercisable at $5.50 per share to purchase an aggregate of approximately 65,000 shares as compensation in connection with the offering.

         The Company has agreed to file a registration statement under the Securities Act within 90 days after the expiration of the offering to register the Common Stock included in the Units and issuable on exercise of the warrants.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           27.  Financial Data Schedule

         (b)      Reports on Form 8-K

                            The Company filed a Current Report on From 8-K for
January 25, 1999 in response to Items 4 and 7 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Suite101.com,Inc.
                                          -----------------
                                          (Registrant)


Date:  May 14, 1999                       /s/Peter L. Bradshaw
                                          -----------------------------------
                                          Peter L. Bradshaw
                                          President and Chief Operating Officer
                                          (Principal Executive, Financial and
                                          Accounting Officer)