Form 10QSB/A
period 1999-03-31
SUITE 101 COM INC
filed 1999-05-21
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                           YES    X        NO
                               --------       --------

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                             Outstanding at May 11, 1999
--------------------------------       -----------------------------------------
    COMMON STOCK, PAR VALUE                            12,061,288
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