Form 10QSB/A
period 1999-03-31
SUITE 101 COM INC
filed 1999-06-11
CIK 896726

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


THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

         During the three months ended March 31, 1999, the Company's sales were $416 compared with sales of $9,673 during 1998. Sales in both periods were primarily attributable to software licensing revenues of i5ive. The decline in 1999 was the result of higher licensing revenues in 1998.

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