Form 10QSB
period 1999-06-30
SUITE 101 COM INC
filed 1999-08-10
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    |X|    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 30, 1999; or
    | |    Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________________ to
    _____________________.

                         Commission file Number: 0-25136

                                SUITE101.COM INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


       DELAWARE                                        33-0464753
       ----------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. employer
 incorporation of organization)                     identification no.)

     SUITE 390 - 1122 MAINLAND STREET, VANCOUVER, BC, CANADA V6B 5L1
     ---------------------------------------------------------------
           (Address of principal executive offices, zip code)

                                  604-682-1400
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X      NO
                               -----       -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                         Outstanding at August 4, 1999
-----------------------------------    -----------------------------------------
    COMMON STOCK, PAR VALUE                            12,061,288
       $.001 PER SHARE



               Transitional Small Business Disclosure Format

                               YES / /  NO /X/

                                        SUITE 101.COM,INC.

                                 QUARTERLY REPORT ON FORM 10-QSB

                                              INDEX

PART I       FINANCIAL INFORMATION                                               PAGE NO.
Item 1.      Financial Statements                                                   3

             Accountants' Compilation Report                                        3

             Consolidated Balance Sheets -- June 30, 1999 and                      4-5
             June 30, 1998

             Consolidated Statements of Operations -- Six Months                    6
             Ended June 30, 1999 and June 30, 1998

             Consolidated Statements of Cash Flows -- Six Months                    7
             Ended June 30, 1999 and June 30, 1998

             Notes to Consolidated Financial Statements -- Six Months              8-9
             Ended June 30, 1999 and June 30, 1998


Item 2.      Management's Discussion and Analysis or Plan of Operation            10-28


PART II      OTHER INFORMATION                                                      29

Item 2.      Changes in Securities and Use of Proceeds                              29

Item 4.      Submission of Matters to a Vote of Security Holders                    29

Item 6.      Exhibits and Reports on Form 8-K                                       30

ITEM 1.  FINANCIAL STATEMENTS

                       ACCOUNTANTS' COMPILATION REPORT



We have compiled the accompanying consolidated balance sheets of Suite101.com Inc. as of June 30, 1999 and June 30, 1998 and the related consolidated statements of operations and cash flows for the six-month and three-month periods then ended in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any form of assurance on them.










                                                     N.I. Cameron Inc.  (signed)
VANCOUVER, B.C.                                            CHARTERED ACCOUNTANTS
July 16, 1999

                               SUITE101.COM INC.
                   (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                          CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1999 AND JUNE 30, 1998
               (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)

                                    ASSETS

                                                                  JUNE 30,              JUNE 30,
                                                                      1999                  1998
------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash                                                   $   4,057,447           $     2,320
      Accounts receivable                                            9,135                 2,024
      Prepaid expenses and deposits                                 71,500                     -
                                                             -----------------------------------
                                                                 4,138,082                 4,344
                                                             -----------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST
      Computer equipment                                            65,250                44,850
      Furniture and fixtures                                        10,621                   721
      Leasehold improvements                                        11,350                17,260
                                                              -----------------------------------
                                                                    87,221                62,831
      Less: accumulated amortization                                28,768                23,464
                                                              -----------------------------------
                                                                    58,453                39,367
                                                             -----------------------------------
TOTAL ASSETS                                                 $   4,196,535           $    43,711
                                                             -----------------------------------
                                                             -----------------------------------

          The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM INC.
                   (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                          CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1999 AND JUNE 30, 1998
               (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
      Accounts payable                                       $     174,404           $    21,963

DUE TO STOCKHOLDERS                                                      -               445,736
DUE TO AFFILIATED COMPANIES                                              -                72,550
                                                             -----------------------------------
TOTAL LIABILITIES                                                  174,404               540,249
                                                             -----------------------------------

CAPITAL STOCK (Note 4)
      Authorized:
           40,000,000 common shares with a par value
              of $0.001 each
      Issued:
           12,061,288 common shares                                 12,062                    73

ADDITIONAL PAID-IN CAPITAL                                       5,220,510                     -
DEFICIT                                                         (1,245,566)             (522,141)
EQUITY ADJUSTMENT FROM FOREIGN
      CURRENCY TRANSLATION                                          35,125                25,530
                                                             -----------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             4,022,131              (496,538)
                                                             -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                       $   4,196,535          $     43,711
                                                             -----------------------------------
                                                             -----------------------------------

          The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM INC.
                   (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED
                        JUNE 30, 1999 AND JUNE 30, 1998
               (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)

                                                         THREE-MONTHS ENDED              SIX-MONTHS ENDED
--------------------------------------------------------------------------------------------------------------
                                                       JUNE 30                         JUNE 30
                                                          1999             1998           1999            1998
                                                   ----------------------------    ---------------------------
SALES                                              $       426       $        -    $       842      $    9,673
                                                   ----------------------------    ---------------------------

OPERATING EXPENSES
     General and administrative                        270,721           80,553        482,772         150,737
     Marketing                                          41,490                -         41,490               -
                                                   ----------------------------    ---------------------------
                                                       312,211           80,553        524,262         150,737
                                                   ----------------------------    ---------------------------
LOSS FROM OPERATIONS                                  (311,785)         (80,553)      (523,420)       (141,064)
                                                   ----------------------------    ---------------------------

OTHER INCOME (EXPENSE)
     Loss on disposal of leasehold improvements        (8,130)                -        (8,130)               -
     Other income, net                                  42,987            2,154         43,313           2,486
                                                   ----------------------------    ---------------------------
                                                        34,857            2,154         35,183           2,486
                                                   ----------------------------    ---------------------------

NET LOSS                                           $  (276,928)      $  (78,399)   $  (488,237)     $ (138,578)
                                                   ----------------------------    ---------------------------
                                                   ----------------------------    ---------------------------

INCOME (LOSS) PER SHARE
     Basic and Diluted (Note 5)                    $     (0.02)      $    (0.02)   $     (0.04)     $    (0.04)
                                                   -----------------------------   ----------------------------
                                                   -----------------------------   ----------------------------

     Weighted average common shares outstanding     11,797,551        3,405,622     10,934,216       3,405,622
                                                   -----------------------------   ----------------------------
                                                   -----------------------------   ----------------------------

          The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM INC.
                   (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998
               (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)

                                                                      JUNE 30,              JUNE 30,
                                                                         1999                   1998
                                                             ---------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Net loss                                                   $    (488,237)        $    (138,578)
      Adjustments to reconcile net loss to
         net cash used in operating activities
              Loss on disposal of leasehold improvements                 8,130                     -
              Amortization                                               7,119                 6,558
                                                             ---------------------------------------
                                                                      (472,988)             (132,020)
      Changes in operating assets and liabilities
              Accounts receivable                                       (3,772)                5,093
              Income taxes                                               1,020                     -
              Prepaid expenses and deposits                            (71,500)                    -
              Accounts payable and accrued expenses                     44,870                 7,953
                                                             ---------------------------------------

      Net cash used in operating activities                           (502,370)             (118,974)
                                                             ---------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchase of capital assets                                       (36,745)               (3,409)
                                                             ---------------------------------------

      Net cash used in operating activities                            (36,745)               (3,409)
                                                             ---------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
      Advances from (to) stockholders                                 (198,664)              121,588
      Advances from (to) affiliated companies                          (43,091)                4,866
      Shares issued                                                  4,836,250                     -
                                                             ---------------------------------------

      Net cash provided by financing activities                      4,594,495               126,454
                                                             ---------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                        (8,477)                 (173)
                                                             ---------------------------------------

NET INCREASE IN CASH                                                 4,046,903                 3,898

CASH (DEFICIENCY) AT BEGINNING OF PERIOD                                10,544                (1,578)
                                                             ---------------------------------------

CASH AT END OF PERIOD                                            $   4,057,447         $       2,320
                                                             ---------------------------------------
                                                             ---------------------------------------

          The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1999 AND JUNE 30, 1998
               (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)



1.    THE COMPANY

      Suite101.com Inc. (formerly known as Kinetic Ventures Ltd. (the "Company")) was incorporated in the State of California, United States on May 20, 1991, and reincorporated in the State of Delaware, United States on December 31, 1993. By way of a reverse purchase acquisition on December 8, 1998 the Company acquired a wholly-owned subsidiary, i5ive communications inc. ("i5ive"). i5ive is engaged in the creation, operation and maintenance of a World Wide Web based community. Because of this reverse purchase acquisition, the financial statements for June 30, 1998 and the six-month period then ended are those of i5ive and not those originally reported for Kinetic Ventures Ltd.

      GOING CONCERN

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. As at June 30, 1999, the Company had accumulated $1,245,566 in losses and had no material revenue producing operations.


2.    BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc. a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at June 30, 1999, there were no operations in the Company or Endovascular, Inc.

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

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1999 AND JUNE 30, 1998
                (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)



3.    FOREIGN EXCHANGE

      Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at June 30, 1999 and June 30, 1998 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

      (equivalent Cdn $ per U.S. $)                       1999             1998
                                                         ----------------------
      June 30 rate                                       .6835            .6825

      Average rate for the three-month period            .6790            .6912

4.    CAPITAL STOCK

      In April 1999, the Company completed a private placement of 1,000,000 units for $5,000,000. Each unit was comprised of two common shares and one warrant entitling the holder to purchase an additional common share for $4.50 on or before February 29, 2000. To date, none of these warrants have been exercised. The Company incurred $163,750 in expenses concerning this share issuance.


5.    EARNINGS PER SHARE

      The calculation of fully diluted earnings per share has excluded any potential exercise of warrants or options, as the inclusion of these items would be anti-dilutive.

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

         Content, organized into 11 categories and over 700 topics, is authored by Member/Contributing Editors, who have demonstrated competence in their area of interest. Contributing Editors are paid $28 per month for writing monthly, bi-monthly or weekly articles, for maintaining a "Best of Web" list (links to topic related information on the Internet), and for hosting discussions on their topic. As their number grew from 35 in October 1996 to 694 in June

1999, Member/Contributing Editors created an estimated 15,000 archived personalized articles Content, which generated 1.8 million page views in June 1999, is currently growing by over 1000 articles a month.

         The Company intends to realize revenue by sharing in the proceeds of e-commerce transactions. The marketing effort is expected to be a collaborative effort: the Company, its Members and its eVendors. The Company's marketing plan is founded on the Members' consent, the Company's role as custodian of the Members' privacy and the eVendors' commitment to deliver competitive, quality goods and services on time. The Company currently intends to limit its involvement to facilitating the introduction of the buyer to the seller, the seller to the buyer. As custodian of the Members' demographics, psychographics and the Members' annual "Wish" list, the Company will offer its eVendors a unique opportunity to market one-to-one to a very loyal and focused community. Unlike traditional marketing campaigns, which typically use print (newspapers, magazines and direct mail) or the electronic media (radio and television), the Company's campaigns will direct marketing material to the Members' "Home Page" or personal Web site, significantly reducing the cost of reaching the consumer. The interactive nature of the Web and the ability to display attractive graphics and to facilitate Members "clicking" through directly to the eVendors' site, will enable the Company to present such offerings 24 hours a day 7 days a week in a complete, dynamic and timely manner. The Internet's interactive properties and the Company's dynamic software are believed by management to be compelling reasons why consenting Members and eVendors will utilize the Company's marketing program. Products and services can be marketed and the transaction can be completed on the Web-site quickly and easily. This capability offers the Company's Members electronic one-stop-shopping and the Company's eVendors one-to-one contact with the consumer, the Company's Member.

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

         As the Company grows, its operating expenses will increase in connection with its visitor and Member generation, brand marketing and eVendors' promotional efforts, its increased funding of site development, technology and operating infrastructure, and the increased general and administrative staff needed to support the Company's growth. The Company anticipates that it will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount and rates of growth in the Company's net revenue from electronic commerce (e-commerce) and advertising. The Company expects its operating expenses to increase significantly, especially in the areas of sales and marketing and brand promotion. The Company believes that period-to-period comparisons of its Member recruitment results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. There can be no assurance that the Company's operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

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


SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         During the six months ended June 30, 1999, the Company's sales were $842 compared with sales of $9,673 during the 1998 period. Sales in both periods were primarily attributable to software licensing revenues of i5ive.

         General and administrative expenses were $482,772 in the six months ended June 30, 1999 compared with $150,737 during the six months ended June 30, 1998. The increase was primarily the result of the increase in the number of the Company's Contributing Editors and the increased scale of the Company's operations in 1999. Marketing expenses were $41,490 during the six months ended June 30, 1999 compared with $-0- during 1998. This was the consequence of the initiation of these activities during the 1999 period.

         The Company's Loss From Operations was $523,420 in 1999 compared with $141,064 in 1998. Other income was $43,313 in 1999 compared with $2,486 in 1998.
The increase was the result of interest earned on bank balances. Loss on disposal of leasehold improvements in 1999 of $8,130 was the result of relocating the Company's offices.

     The increase in the Company's Net Loss in 1999 compared with 1998 was the result of the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The report of the Company's independent auditors on their audit of the Company's financial statements as of December 31, 1998 contains an explanatory paragraph that describes an uncertainty as to the ability of the Company to continue as a going concern due to the Company's recurring losses and, as of the date of their report, the lack of liquid resources. During the six months ended June 30, 1999, the Company realized gross proceeds of $5,000,000 from a private placement of its equity securities. In the transaction, the Company sold 1,000,000 units of securities, each unit consisting of two shares of Common Stock and one Common Stock Purchase Warrant. The warrants are exercisable through February 29, 2000 at a price of $4.50 per share. These proceeds are believed by management to be sufficient to meet the Company's anticipated needs for working capital and capital expenditures for at least the next 12 months. Of the proceeds, approximately $300,000 was used to meet expenses of the offering and approximately $341,000 was used to repay indebtedness to stockholders and affiliated companies, including accrued interest.

         In June, 1999, the Company entered into an agreement with Doublespace to provide creative and technical advise regarding advertising, brand awareness, site scalability, e-commerce architecture and a media plan. Implementation of this marketing program is scheduled to commence in September 1999.

         The Company's existing funds are believed by management to be adequate to meet the Company's requirements through December 31, 2000, based on the Company's current estimates of expenditures. The Company may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its expansion, promote its e-commerce as the Company desires, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on the Company's business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of the stockholders of the Company and, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock.

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

         EARLY DEVELOPMENT STAGE; NO MATERIAL REVENUES. The Company is in the early stage of developing its business plan and operations. The Company has realized no material revenues to date from its Internet operations activities. From in April 1996 through June 30, 1999, total revenues from these Internet operations activities were negligible. During that period, it has accumulated losses of $1,245,566. The Company has not achieved profitability on a quarterly or annual basis to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will be dependent, in part, on the amount and rates of its expenditures and growth in the Company's net revenue from e-commerce transactions. The Company expects its operating expenses to increase significantly, especially in the areas of visitor and Member generation, brand marketing and e-commerce promotion. As a result, it will need to generate materially increased amounts of quarterly net revenue if profitability is to be achieved. The Company believes that period-to-period comparisons of its operating results will not be meaningful and that the results for any period should not be relied upon as an indication of future performance. To the extent that net revenues do not grow at anticipated rates or that increases in its operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company's operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

         The Company is currently developing its business through efforts to attract visitors, Members and Contributing Editors to its Web-based community. At June 30, 1999, it had grown from 35 Contributing Editors in October 1996 to 694 in June 1999. During the month of June 1999, the site received approximately
1.8 million page views. The Company cannot assure that such growth rates are sustainable. The Company's business plan is to continue to expand its numbers of visitors, Members and Contributing Editors in an effort to reach a sufficient level of critical mass as well as to continue to improve and enhance its site infrastructure through the introduction of improved technology. No significant efforts have been expended to date to realize revenues. Accordingly, there can be no assurance that the Company's business plan can be successfully developed or that it will realize any material revenues.

         LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; NO ASSURANCE OF PROFITABILITY. i5ive was founded in April 1996 and has had no material revenues to date. Accordingly, the Company and i5ive have no operating history upon which an evaluation of the Company's current business plans and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. Such risks include, without limitation, the lack of broad acceptance of the community concept on the Internet, the possibility that the Internet will fail to achieve broad acceptance as a commercial medium, the lack of acceptance by consumers of e-commerce, the inability of the Company to attract visitors, or retain Members and Contributing Editors, the inability of the Company to generate significant e-commerce-based revenues from its visitors and Members, risks associated with a new and unproven business concept, the Company's ability to anticipate and adapt to a developing market, the failure of the Company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws and taxes that adversely affect the Company's business, the possibility that the Company will be unable to manage effectively any rapid expansion of its operations, including the amount and timing of capital expenditures and other costs relating to any expansion of the Company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its Website, the inability of the Company to attract, retain and motivate qualified personnel, technical difficulties, system downtime or Internet brownouts, the amount and timing of operating costs and capital expenditures relating to development of the Company's business, operations and infrastructure, and general economic conditions. To address these risks, the Company must, among other things, attract visitors and retain Members and Contributing Editors, attract and retain a significant number of eVendors, respond to competitive developments, form and maintain relationships with strategic partners, attract and respond to competitive developments, retain and motivate qualified personnel, develop and upgrade its technologies and commercialize its services incorporating such technologies and be successful in attracting additional substantial capital at the times, in the amounts and on the terms required. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. Due to the foregoing factors, the Company's quarterly net revenue and operating results are difficult to forecast. Consequently, the Company believes that period to period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that in some future quarter or quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's
Common Stock would likely be materially and adversely affected.

         UNPROVEN BUSINESS; DEPENDENCE ON MEMBERS. The success of the Company's business depends upon its ability to expand upon and develop its community-based platform of Internet access and to generate multiple revenue streams. Currently, the Company has no source of material revenues. The potential success of this business concept is unproven, and, to be successful, the Company must, among other things, develop and market concepts that achieve broad market acceptance by its Members and Internet users. The Company is and will be substantially dependent upon its Member-generated content, the promotional efforts of its Members, the acceptance by its visitors and Members of marketing and other promotional programs of third parties and the Company, and its ability and the ability of its Contributing Editors to attract Web users to its site and to reduce the demands on Company personnel. This business concept has existed for only a limited period of time, and, as a result, is relatively unproven. There can be no assurance that the Company's Member-generated content or the promotional efforts of its Members will continue to attract users to the Company's Website. There can also be no assurance that the Company's Members and Contributing Editors will continue to devote time voluntarily to improving the community, or, given the fact that the Company provides free disk space to its Members and the Company supports the involvement of its Contributing Editors, that third parties will not attempt to hold the Company and the Company responsible for such content and/or any actions or omissions of such Contributing Editors. There also can be no assurance that the Company's business, results of operations and financial condition would not be materially and adversely affected if a substantial number of Members or Contributing Editors became dissatisfied with the Company's services or its intention to commercialize those services or that the Contributing Editors become dissatisfied with the amounts of compensation paid by the Company to them. Moreover, considering the modest level of compensation paid to Contributing Editors, there can be no assurance that consistent levels of high quality Member generated content will be maintained. These levels of compensation may hinder the Company's efforts in the future to attract Contributing Editors. Further, there can be no assurance that the community on the Internet or the Company's services will achieve broad market acceptance. Accordingly, no assurance can be given that the Company's business will be successful or that it can sustain revenue growth or generate significant profits.

                  FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. The report of the Company's independent auditors on their audit of the Company's financial statements as of December 31, 1998 contains an explanatory paragraph that describes an uncertainty as to the ability of the Company to continue as a going concern due to the Company's recurring losses and, as of the date of their report, the lacks of liquid resources. At December 31, 1998, the

Company did not have available to it the funds necessary to meet its anticipated capital needs. However, through June 30, 1999, the Company realized gross proceeds of $5.0 million from a private placement of its securities. These funds are believed by management to be sufficient to meet the Company's anticipated needs for working capital and capital expenditures for at least the next 12 months. The Company may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its expansion, promote its e-commerce as the Company desires, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on the Company's business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of the stockholders of the Company and, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock.

         As a result of the Company's limited Internet operating history, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's anticipated expense levels in the future are based in part on its expectations as to future revenue from proposed e-commerce revenue-sharing arrangements, and anticipated growth in visitor traffic and in membership and will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that the Company will be able to accurately predict its net revenue, particularly in light of the unproven manner in which it intends to derive its Internet revenue, the intense competition for the sale of products and services on the Web, revenue-sharing opportunities, the Company's limited operating history and the uncertainty as to the broad acceptance of the Web as an e-commerce medium. The Company may be unable to adjust spending in a timely manner to compensate for disappointing results of its marketing efforts to develop Internet revenue, or any unexpected revenue shortfall or other unanticipated changes in the e-commerce industry. Any failure by the Company to accurately make such predictions or adjustments in the Company's spending would have a material adverse effect on the Company's business, results of operations and financial condition.

         POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY; UNPREDICTABILITY OF FUTURE NET REVENUE. The Company expects operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. These factors include demand for the products the Company intends to market through its Web site, Members' acceptance of e-commerce on the Suite101 Web site, the level of traffic on the Suite101.com site, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new or enhanced services by the Company or its competitors, the timing and number of new hires, the availability of desirable products and services for sale through the Company's Web site, the loss of a key strategic or marketing relationship by the Company, changes in the Company's marketing policy or those of its competitors, the mix of products and services marketed by the Company's eVendors, engineering or development fees that may be paid in connection with adding new Web site development and publishing tools, technical difficulties with the Suite101.com site, general economic conditions, and economic conditions specific to the Internet or all or a portion of the technology market. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company expects to experience seasonality in its business, with user traffic on the Suite101.com site potentially being lower during the summer and year-end vacation and holiday periods when overall usage of the Web is lower. Because Web-based e-commerce is an emerging market, additional seasonal and other patterns may develop in the future as the market matures. Any seasonality is likely to cause quarterly fluctuations in the Company's operating results, and there can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition.

         MANAGEMENT OF GROWTH AND RELATIONSHIPS; BRIEF TENURE OF MANAGEMENT; DEPENDENCE ON KEY PERSONNEL. In developing its business plan, the Company expects to be required to establish and manage multiple relationships with various strategic and eVendors, distributors, providers of services, technology licensors, Members, marketers, and other third parties. To date, only a limited number of such relationships have been established. These requirements to enter into these relationships will be exacerbated in the event of material growth of the Company or in the number of third party relationships, and there can be no assurance that the Company's systems, procedures or controls will be adequate to enable the Company to establish and enter into these relationships, to support any substantial growth in the Company's operations or that the Company's management will be able to implement or manage any growth effectively. To effectively manage growth, the Company must establish, implement and improve operational, financial and management information systems and expand, train and manage its employee base. the Company's development is and will continue to be substantially dependent on the abilities and performance of its executive officers and other key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the prospects, business development, and results of operations and financial condition of the Company. Competition for senior management, experienced sales and marketing personnel, qualified Web engineers and other employees is and is expected to continue to be intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. There can be no assurance that the Company may not experience difficulty from time to time in hiring and retaining the personnel necessary to support the growth of its business. The failure of the Company to successfully manage its personnel requirements would have a material adverse effect on the Company's business, results of operations and financial condition.

         INTENSE COMPETITION. The market for community based e-commerce on the Internet is new and rapidly evolving and competition for visitors, Members and Contributing Editors, strategic partners and eVendors is new, rapidly evolving, and intense and this competition is expected to increase significantly in the future. Barriers to entry into the Internet business are relatively insubstantial. The Company believes that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on creating Web-based community on the Internet are About.com, Yahoo! Inc., iVillage.com, Inc., Tripod, Inc., a subsidiary of Lycos, Inc., Angelfire Communications, Xoom.com, Inc. and theglobe.com. Each of these competitors is significantly larger than the Company and more well-established and well-known in the Internet industry and with greater capital resources. The Company will likely also face competition in the future from Web directories, search engines, shareware archives, content sites, commercial online service provides ("OSPs"), sites maintained by Internet service providers ("ISPs") and other entities that attempt to or establish communities on the Internet by developing their own community or acquiring one of the Company's competitors. In addition, the Company could face competition in the future from traditional media companies, a number of which, including Disney, CBS and NBC have recently made significant acquisitions of or investments in Internet companies. Further, there can be no assurance that the Company's competitors and potential competitors will not develop communities that are equal or superior to those of the Company or that achieve greater market acceptance than the Company's community.

         The Company also competes for visitors and Members with many Internet content providers and ISPs, including Web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service provides, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as American Online, Inc. ("AOL"), CNET, Inc. ("CNET"), CNN/Time Warner, Inc. ("CNN/Time Warner"), Excite, Inc. ("Excite"), Infoseek Corporation ("Infoseek"), Lycos, Inc. ("Lycos"), Netscape Communications Corporation ("Netscape"), Microsoft Corporation ("Microsoft"), About.com, Inc. and Yahoo! Inc. ("Yahoo!"). The Company also competes with the foregoing companies, as well as traditional forms of media, such as newspapers, magazines, radio and television. The Company believes that the principal competitive factors in attracting strategic partners and other sources of e-commerce business include the amount of traffic on its Web site, name recognition, customer service, the demographics of the Company's Members and viewers, the Company's ability to offer targeted audiences and the overall cost-effectiveness of the e-commerce opportunities offered by the Company. The Company believes that the number of Internet companies relying on Web-based e-commerce and advertising revenue will increase substantially in the future. Accordingly, the Company will likely face increased competition, resulting increased pressures on its revenue sharing percentages which could, in turn, have a material adverse effect on the Company's business, results of operations and financial condition.

         Substantially all of the Company's existing and potential competitors, including Web directories and search engines and large traditional media companies, have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, visitors, Members, distribution partners, eVendors, marketers, and third party content providers.

There can be no assurance that Internet content providers and ISPs, including Web directories, search engines, shareware archives, sites that offer professional editorial content, commercial online services and sites maintained by ISPs will not be perceived by potential strategic partners, eVendors and marketers as having more desirable Web sites. In addition, many persons with whom the Company would seek to enter into a strategic relationship have already established collaborative relationships with the Company's competitors or potential competitors, and other high-traffic Web sites. Accordingly, there can be no assurance that the Company will be able to grow its visitor and Membership base, traffic levels and customer base or retain its current Members, traffic levels or customers, or that competitors will not experience greater growth in traffic than the Company as a result of such relationships which could have the effect of making their Web sites more attractive, or that the Company's strategic partners will not sever or will elect not to renew their agreements with the Company. There can also be no assurance that the Company will be able to compete successfully in the Internet or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

         RISK OF RELIANCE ON INTERNALLY DEVELOPED SYSTEMS. The Company uses and presently intends to use an internally developed system for its Web site. This system has not been fully developed. The Company's inability to further develop and modify this system as necessary to accommodate increased levels of traffic on its Web site may cause unanticipated system disruptions, slower response times, degradation in Member satisfaction and service, leading to a loss of Members and Contributing Editors, and delays in reporting accurate financial information. Any of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB; ABSENCE OF LIABILITY INSURANCE. Because materials may be downloaded by Members and other users of the Company's Web site and subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials. Such claims have been brought, and sometimes successfully pressed, against OSPs for example, in the past. the Company has received inquiries from time to time from third parties regarding such matters, all of which have been resolved to date without any payments or other material adverse effect on the Company. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use. the Company could also be exposed to liability with respect to the offering of third party content that may be accessible through the Company's Web site, or through content and materials that may be posted by Members on their personal Web sites or chat rooms, or on-line discussions offered by the Company. Such claims might include, among others, that by directly or indirectly hosting the personal Web sites of third parties, the Company is liable for copyright or trademark infringement, or other wrongful actions by such third parties through such Web sites. It is also possible that if any third party content information provided on the Company's web site contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. Even to the extent that such claims do not result in liability to the Company, the Company could incur significant costs in investigating and defending against such claims. The imposition on the Company of potential liability for information carried on or disseminated through its systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of the Company's services to Members and visitors. the Company also intends to enter into agreements with eVendors and sponsors under which the Company is intended to be entitled to receive a share of any revenue from the purchase of goods and services through direct links from the Company's Web site. Such arrangements may expose the Company to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services by virtue of the Company's involvement in providing access to such products or services, even if the Company does not itself provide such products or services. While the Company's agreements with these parties are intended to provide that the Company will be indemnified against such liabilities, there can be no assurance that such indemnification, if available, will be adequate. Currently, the Company does not carry general liability insurance intended to protect the Company from any liability arising out of the foregoing. In any event, however, insurance may not cover all potential claims to which the Company is exposed or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use.

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

         CONTROL BY DIRECTORS, EXECUTIVE OFFICERS, NORTHFIELD CAPITAL CORPORATION AND 284085 BC LTD. The Company's three Directors and Northfield Capital Corporation, and their respective affiliates, in the aggregate, beneficially own approximately 46.4% of the outstanding Common Stock of the Company. As a result, these stockholders possess significant influence over the Company, giving them the ability, among other things, to elect a majority of the Company's Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company which could have a material adverse effect on the market price of the Company's
Common Stock.

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

         SHARES ELIGIBLE FOR FUTURE SALE. Sales of significant amounts of the Company's Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of the Company's Common Stock or the future ability of the Company to raise capital through an offering of its equity securities. The Company had, as of June 30, 1999, 12,061,288 shares of common stock outstanding. Of such shares, 5,610,340 shares were held by Directors of the Company, 284085 BC Ltd. and Northfield Capital Corporation. The 3,405,622 shares held by Northfield Capital Corporation and 284085 BC Ltd. are "restricted securities" as such term is defined in Rule 144 under the Securities Act. In addition, through June 30, 1999, the Company sold 2,000,000 shares of Common Stock and warrants expiring on February 29, 2000 to purchase an additional 1,000,000 shares of Common Stock which are "restricted securities". Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. Approximately 4,450,948 shares of the Company's Common Stock are freely transferable under U.S. Federal securities laws.

         The Company has filed a Form S-8 registration statement under the Securities Act to register all shares of Common Stock issuable pursuant to outstanding options and all shares of Common Stock reserved for issuance under the Company's 1998 Stock Incentive Plan. Such registration statement became effective immediately upon filing and the shares issuable on exercise of options granted under the 1998 Stock Incentive Plan are covered by that registration statement. At such time as the options granted become exercisable, commencing December 4, 1999, the shares issuable on exercise of the options will thereupon be eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. As of June 30, 1999, there were outstanding options to purchase up to 443,109 shares of Common Stock, of which options to purchase 278,207 shares will become vested and immediately exercisable at a price of $1.50 per share on December 4, 1999. The remaining options to purchase 164,902 shares vest on various dates commencing February 23, 2000 through April 27, 2002.

         In addition, the Company has agreed to file a registration statement under the Securities Act to register the offer and sale of the 3,000,000 shares (including 1,000,000 shares issuable on exercise of warrants) sold in April 1999 in the private sale of the Company's securities. At such time as such registration statement is declared effective by the Commission those shares will be freely transferrable. The sale of those shares or the perception that such sales will or could occur could materially and adversely affect the market price for the Company's Common Stock. The Company intends to file the registration statement during the third calendar quarter of 1999.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  During the quarter ended June 30, 1999, the Company completed an offering of its securities. The Company offered 1,000,000 units, each unit consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock. Each warrant is exercisable at a price of $4.50 per share, subject to anti-dilution adjustment, at any time through February 29, 2000. At any time after the shares of Common Stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act") and provided that the average of the high bid and low asked prices for the Registrant's Common Stock, as quoted in the OTC Bulletin Board, equals or exceeds (US) $5.00 per share for 20 consecutive trading days ending on the third business day prior thereto, the Registrant may at its option redeem the warrants at a price of (US) $0.01 per warrant.

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

         The net proceeds are intended to be used for marketing and advertising, member service enhancements, working capital and general corporate purposes and to repay loans. At June 30, 1999, the Company had repaid out of the proceeds loans from stockholders and affiliates in the amount of approximately $341,000. In addition to cash commissions, the Company issued three-year warrants exercisable at $5.50 per share to purchase an aggregate of approximately 65,000 shares as compensation in connection with the offering.

         The Company has agreed to file a registration statement under the Securities Act to register the Common Stock included in the Units and issuable on exercise of the warrants. The Company intends to file this registration statement during the third calendar quarter.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 11, 1999, the Company held its annual meeting of stockholders. At the meeting, stockholders were requested to vote on the election of five persons as Directors of the Company, to serve until the next annual meeting of stockholders in 2000 and until their respective successors are elected and qualified, and on a proposal to approve the adoption of the Company's 1998 Stock Incentive Plan.

         At the meeting, the following persons were elected as Directors:

                                    Peter L. Bradshaw
                                    Julie M. Bradshaw
                                    Sunny Hirai
                                    Mitchell Blumberg
                                    Alfred J. Puchala, Jr.

         The proposal to approve the adoption of the 1998 Stock Incentive Plan was approved by the favorable vote of a majority of the shares present and voting at the meeting with the following vote:

                                    In favor --      5,061,825
                                    Against  --        -0-
                                    Abstain  --             62


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           27.  Financial Data Schedule

         (b)      Reports on Form 8-K

                           The Company filed a Current Report on Form 8-K for
April 12, 1999 in response to Items 5 and 7 thereof.

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


                                           SUITE101.COM,INC.
                                           -----------------
                                           (Registrant)


Date:  August 6, 1999           /s/ Peter L. Bradshaw
                                -----------------------------------
                                          Peter L. Bradshaw
                                          President and Chief Operating Officer
                                          (Principal Executive, Financial and
                                          Accounting Officer)