Form 10QSB
period 1999-09-30
SUITE 101 COM INC
filed 1999-11-12
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999; or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
     _____________________.

                         Commission file Number: 0-25136

                                SUITE101.COM INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                     33-0464753
           -------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. employer
incorporation of organization)                      identification no.)

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

                           YES    X    NO
                               -------    ------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                             Outstanding at November 11, 1999
-----------------------------       --------------------------------------------
  COMMON STOCK, PAR VALUE                           12,061,281
      $.001 PER SHARE



                  Transitional Small Business Disclosure Format

                                 YES / / NO /X/

                                                    SUITE 101.COM,INC.

                                             QUARTERLY REPORT ON FORM 10-QSB

                                                          INDEX



PART I                   FINANCIAL INFORMATION                                                          PAGE NO.

Item 1.                  Financial Statements                                                              3

                         Accountants' Compilation Report                                                   3

                         Consolidated Balance Sheets -- September 30, 1999 and                            4-5
                         September 30, 1998

                         Consolidated Statements of Operations -- Nine Months and Three Months             6
                         Ended September 30, 1999 and September 30,
                         1998

                         Consolidated Statements of Cash Flows -- Nine Months                              7
                         Ended September 30, 1999 and September 30, 1998

                         Notes to Consolidated Financial Statements --                                    8-9
                         September 30, 1999 and September 30, 1998


Item 2.                  Management's Discussion and Analysis or Plan of Operation                       10-28


PART II                  OTHER INFORMATION                                                                 35


Item 6.                  Exhibits and Reports on Form 8-K                                                  35



ITEM 1.  FINANCIAL STATEMENTS


                       ACCOUNTANTS' COMPILATION REPORT



We have compiled the accompanying consolidated balance sheets of Suite101.com Inc. as of September 30, 1999 and September 30, 1998, the related consolidated statements of operations for the nine-month and three-month periods then ended and the related consolidated statements of cash flows for the nine-month periods then ended in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any form of assurance on them.

                                                         /s/  N.I. Cameron Inc.

VANCOUVER, B.C.                                           CHARTERED ACCOUNTANTS
November 2, 1999

                                                 SUITE101.COM INC.
                                     (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                                            CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                              (UNAUDITED -- SEE ACCOUNTANTS' COMPILATION REPORT)


                                                           ASSETS


                                                                               SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                                                              ----------------------------------------------
CURRENT
     Cash                                                                              $3,493,140                         $-
     Accounts receivable                                                                   18,922                      4,003
     Prepaid expenses and deposits                                                         56,569                          -
                                                                               ---------------------------------------------
                                                                                        3,568,631                      4,003
PROPERTY,  PLANT AND EQUIPMENT, AT COST                                        ---------------------------------------------
     Computer equipment                                                                    96,265                     43,199
     Furniture and fixtures                                                                10,589                        694
     Leasehold improvements                                                                11,650                     16,625
                                                                               ---------------------------------------------
                                                                                          118,504                     60,518
     Less: accumulated amortization                                                        35,402                     25,701
                                                                               ---------------------------------------------
                                                                                           83,102                     34,817
                                                                               ---------------------------------------------
TOTAL ASSETS                                                                           $3,651,733                    $38,820
                                                                               ---------------------------------------------
                                                                               ---------------------------------------------

                                              SUITE101.COM INC.
                                  (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                                         CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                              (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            SEPTEMBER 30, 1999          SEPTEMBER 30,1998
                                                                            ------------------------------------------------

CURRENT LIABILTIES
     Checks written in excess of funds on deposit                                           $-                   $12,779
     Accounts payable                                                                   95,718                    21,790
                                                                            ------------------------------------------------
                                                                                        95,718                    34,569
DUE TO STOCKHOLDERS                                                                          -                   490,408
DUE TO AFFILIATED COMPANIES                                                                  -                    69,879
                                                                            ------------------------------------------------
TOTAL LIABILITIES                                                                       95,718                   594,856
                                                                            ------------------------------------------------
CAPITAL STOCK ( NOTE 4)
   Authorized:
     40,000,000 common shares with a par value of $0.001 each
   Issued:
     12,061,288 common shares                                                           12,062                        73
ADDITIONAL PAID-IN CAPITAL                                                           5,220,510                         -
DEFICIT                                                                            (1,708,556)                 (600,666)
EQUITY ADJUSTMENT FROM FOREIGN CURRENCY
     TRANSLATION                                                                        31,999                    44,557
                                                                             -----------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 3,556,015                 (556,036)
                                                                             -----------------------------------------------
TOTAL LIABILTIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                                               $3,651,733                   $38,820
                                                                             -----------------------------------------------
                                                                             -----------------------------------------------
                  The accompanying notes are an integral part of these consolidated financial statements.


                                               SUITE101.COM INC.
                                   (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED
                                   SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                              (UNAUDITED -- SEE ACCOUNTANTS' COMPILATION REPORT)

                                                                              THREE-MONTHS ENDED                 NINE-MONTHS ENDED
                                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                                            1999            1998             1999             1998
                                                                      -----------------------------------------------------------

SALES                                                                       $404         $10,442           $1,246          $20,115
                                                                      -------------------------------------------------------------
OPERATING EXPENSES
     General and administrative                                          386,582          90,489          869,354          240,648
     Marketing                                                           108,413               -          149,903                -
                                                                      -------------------------------------------------------------
                                                                         494,995          90,489        1,019,257          240,648
                                                                      -------------------------------------------------------------
LOSS FROM OPERATIONS                                                   (494,591)        (80,047)      (1,018,011)        (220,533)
                                                                      -------------------------------------------------------------
OTHER INCOME (EXPENSES)
     Loss on disposal of leasehold improvements                                -               -          (8,130)                -
     Other income, net                                                    31,602             945           74,915            3,431
                                                                      ------------------------------------------------------------
                                                                          31,602             945           66,785            3,431
                                                                      ------------------------------------------------------------
NET LOSS                                                              $(462,989)       $(79,102)       $(951,226)       $(217,102)
                                                                      ------------------------------------------------------------
                                                                      ------------------------------------------------------------
INCOME (LOSS) PER SHARE
     Basic and Diluted (Note 5)                                          $(0.04)         $(0.02)          $(0.08)          $(0.06)
                                                                      ------------------------------------------------------------
                                                                      ------------------------------------------------------------
     Weighted average common shares outstanding                       12,061,288       3,405,622       11,314,036        3,405,622
                                                                      ------------------------------------------------------------
                                                                      ------------------------------------------------------------

              The accompanying notes are an integral part of these consolidated financial statements.

                                             SUITE101.COM INC.
                                  (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                              (UNAUDITED -- SEE ACCOUNTANTS' COMPILATION REPORT)

                                                                              SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                                            -----------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

         Net loss                                                                     $(951,226)               $(217,102)
         Adjustments to reconcile net loss to net cash used
            operating activities:
                  Loss on disposal of leasehold improvements                               8,130                        -
                  Amortization                                                            13,756                    9,668
                                                                           ------------------------------------------------
                                                                                       (929,340)                (207,434)
         Changes in operating assets and liabilities
                  Accounts receivable                                                   (13,464)                    2,835
                  Income taxes                                                             1,020                        -
                  Prepaid expenses and deposits                                         (56,492)                        -
                  Accounts payable and accrued expenses                                 (32,323)                    8,486
                                                                           ------------------------------------------------
         Net cash used in operating activities                                       (1,030,599)                (196,113)
                                                                           ------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES

         Purchase of capital assets                                                     (67,895)                  (3,364)
                                                                           ------------------------------------------------
         Net cash used in operating activities                                          (67,895)                  (3,364)
                                                                           ------------------------------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

         Advances from (to) stockholders                                               (198,664)                  182,953
         Advances from (to) affiliated companies                                        (43,091)                    4,782
         Shares issued                                                                 4,836,250                        -
                                                                           ------------------------------------------------
                                                                                       4,594,495                  187,735
                                                                           ------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                                        (13,405)                      541
                                                                           ------------------------------------------------
NET INCREASE IN CASH                                                                   3,482,596                 (11,201)

CASH (DEFICIENCY) AT BEGINNING OF PERIOD                                                  10,544                  (1,578)
                                                                           ------------------------------------------------

CASH AT END OF PERIOD                                                                 $3,493,140                $(12,779)

                                                                           ------------------------------------------------
                                                                           ------------------------------------------------

              The accompanying notes are an integral part of these consolidated financial statements.

                                               SUITE101.COM INC.
                                   (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                              (UNAUDITED -- SEE ACCOUNTANTS' COMPILATION REPORT)



1.    THE COMPANY

      Suite101.com Inc. (formerly known as Kinetic Ventures Ltd. (the "Company")) was incorporated in the State of California, United States on May 20, 1991, and reincorporated in the State of Delaware, United States on December 31, 1993. By way of a reverse purchase acquisition on December 8, 1998 the Company acquired a wholly-owned subsidiary, i5ive communications inc. ("i5ive"). i5ive is engaged in the creation, operation and maintenance of a World Wide Web based community. Because of this reverse purchase acquisition, the financial statements for September 30, 1998 and the nine-month period then ended are those of i5ive and not those originally reported for Kinetic Ventures Ltd.

      GOING CONCERN
      -------------

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. As at September 30, 1999, the Company had accumulated $ 1,708,556 in losses and had no material revenue producing operations.


2.    BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc., a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at September 30, 1999, there were no operations in the Company or Endovascular, Inc.

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

                                              SUITE101.COM INC.
                                  (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                               (UNAUDITED - SEE ACCOUNTANTS' COMPILATION REPORT




3.    FOREIGN EXCHANGE

      Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at September 30, 1999 and September 30, 1998 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:


      (equivalent Cdn $ per U.S. $)                                          1999            1998
                                                                           ----------------------

      September 30 rate                                                    .6815            .6573

      Average rate for the three-month period                              .6729            .6602

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


GENERAL

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the Notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1998. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include the Risk Factors set forth below as well as the "Risk Factors" contained in our Annual Report. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" herein.

OVERVIEW
         Suite101.com, Inc. is an Internet company engaged in the creation, operation and maintenance of a World Wide Web based community, known as Suite101.com, for Internet users to express themselves, share ideas, interests and expertise, and publish content accessible to other users with common interests. Our community includes our visitors and Members who are Internet users. It also includes Contributing Editors who create our directory of personalized Web sites organized topically into eleven major Communities of Interest. Our directory, the "Best-of-Web Guide," was started in 1996. We believe we were one of the first Internet sites to engage people rather than software (search engines) to find information on the Internet. At the end of October 1999, we have over 785 Web guides or "Contributing Editors" searching the Internet for the best resources in eleven topic areas.

         Since 1996, our Contributing Editors, who are typically enthusiasts with a passion for a particular topic, have created a topically organized directory with close to 24,000 hand-picked and personally reviewed links. In addition to compiling the directory, our Contributing Editors have also written over 18,690 searchable, archived articles and managed 18,492 discussions in 785 topics ranging from hitch-hiking, through romance, to gardening.

         Our revenue model will concentrate on electronic commerce ("e-commerce"). Using a consensual marketing model, Suite101.com will offer participating enterprises ("eVendors") access to psycho-demographic information on Suite101 Members who have consented to participate in the program. eVendors will then be asked to pay a fee to market their products or services directly to the participating Member. Revenue from these fees will be shared between Suite101.com and its Members. Suite101.com intends to receive additional revenues by participating in completed transactions.

         THE SUITE101.COM COMMUNITY

         The Suite101.com community is based on Web site software that compiles, organizes, and distributes content created by Members of its community. This enhances Members' experiences on the Web because they can publish their own articles, share ideas, and interact with other Members who have common interests.


         The content of Suite101.com is organized into eleven major subjects or "Communities of Interest:"


                  1.       Arts and Humanities;               7.       Home & Garden;
                  2.       Business;                          8.       Law, Politics, & Issues;
                  3.       Computers & Internet;              9.       Society & Culture;
                  4.       Education;                         10.      Sports & Recreation; and
                  5.       Entertainment & Media;             11.      Travel & Leisure
                  6.       Health;


         These Communities are managed by Managing Editors. These are individuals who have demonstrated an extraordinary commitment to the Community. Each Community is further organized into topic areas overseen by a Contributing Editor.

     This topical organization of the site's content makes it quick and easy for both visitors and Members to locate the content that interests them. They can read the articles or explore the list of related links created by the Contributing Editors in each topic area. The organization of the content also helps them find other users who share their interests. For example, people who are interested in perennial plants can "find" each other in the discussion threads and chat rooms of the Home and Garden Community. The functions and features available to each Contributing Editor allows them to encourage self-expression and interaction by providing a forum for discussion, sharing, learning, and understanding.

     We strive to improve the online experience of our Members by providing state-of-the-market tools and services. Members can create personal HomePages that can include autobiographical information, communication tools, e-mail and chat, personalized lists of links (including what's new on Suite101.com), and an area for personalized, consensual e-commerce.

     Each Contributing Editor is provided with publishing and communication tools for posting and archiving articles, facilitating discussion threads and chats, and creating contests and polls in their topic area. These features, tools and services are provided free of charge to Members to encourage self-expression and interaction in an online, information-rich environment.

         To begin generating revenue without changing the nature of our community, we intend to implement an e-commerce program that will help our Members meet their needs and wants, cost-effectively, while protecting their privacy. The program is based on three principles:

     (1) Protection of Members' privacy;

     (2) Participation only by consent; and

     (3) Sharing of marketing revenues.

         Adherence to these principles will ensure the e-commerce program will add to rather than detract from the nature of the Suite101.com community.

         Although similar to the goals of traditional direct-marketing programs, the Suite101.com e-commerce program is intended to be fundamentally different in one very important way: customers rather than companies will reap the rewards of its success. The program will offer participating Suite101 Members the means to collect, consolidate, market, and benefit from their "psycho-demographic" information (data on their age, sex, marital status, income, buying habits and consumption behavior). We intend that customers will be able to use their psycho-demographic information, when aggregated with other customers, to purchase quality products and services at prices traditionally only offered to large institutional and commercial buyers.

         The technology behind the Internet gives individuals an opportunity to create their own loyalty programs. Each Member of Suite101.com will be given an opportunity to develop his or her own "Member-centric" database containing their psycho-demographic information and a periodic "wish list" of planned purchases. This information will be securely stored at Suite101.com, accessible online only to the individual Member. Heretofore, this demographic information has been primarily collected and controlled by large marketing groups and vendors.

         With Members' explicit consent, Suite101 will then consolidate participating Members' demographic data into a central, aggregated database for the entire Suite101.com community. Using a strong security system, Members' actual identities will be separated from their demographic data. A Member-selected online alias and a password will be the only connection between a Member's actual identity and their demographic data. The aggregated database will contain valuable but anonymous information.

         We then intend to contract with qualified companies ("eVendors") to give them direct access to this aggregated database. By running various searches for potential customers in the database, these "eVendors" will be able to develop lists of potential customers. For a per-person fee, we will then facilitate the eVendor's online, direct marketing campaign. Participating Members will not, however, receive a barrage of email or be subjected to banner ads.

         Participating Members will be notified of the eVendor's offer by having a postage-stamp-sized "SuiteStamp" placed on their personal HomePage. This clickable button will allow the Member to decide if they want to view the eVendor's offer (by clicking on the SuiteStamp) or ignore it. If they do click through, it is intended that they will be rewarded by receiving a portion of the revenues generating from the eVendor's marketing fee paid to Suite101. Revenues will most likely be distributed to participating Members as "SuitePoints" (much like Air Miles) that can be used to purchase other products or services.

         At all times, prior to the moment of a completed sale to an individual Member, the participating Member's identity will be protected by Suite101. eVendors will only have access to the aggregated demographic information and Members' aliases. Even though only Members who consent to participate in the marketing program will share in the eVendors' marketing payments to Suite101.com, a Member's lack of participation will in no way take away from their rights and privileges as a Member of the Suite101.com community. Members will be able to opt in and out of the marketing program at any time. Only the profiles of Members participating in the program will be included in the aggregated demographic information.

         Suite101 believes that the nature of its e-commerce strategy will attract high-quality, brand-name eVendors. As a result, we believe that Members will have access to a wide array of products and services at a reduced cost. The technology behind Suite101.com is also intended to give Members who want to purchase a product or service the opportunity to aggregate their purchases together with other Members, so they or we will be able to negotiate reduced prices from e-Vendors. For example, we believe that it will be possible for a large group of Members who want to purchase a particular type of car from a Suite101 e-Vendor to negotiate a group price with the provider. There may even be opportunities to improve the block pricing dynamically as more Members join together to purchase a desirable product or service.

         To achieve our goal, we have recently started several initiatives that we believe will grow and strengthen Suite101.com:

     -    Accelerate membership growth from 58,000 currently to 250,000,

     -    Build the Suite101.com brand,

     -    Continue to enhance site functionality and performance, and

     -    Implement the e-commerce strategy.

     -    ACCELERATE MEMBERSHIP GROWTH

         Our immediate membership goal is 250,000 Members. We believe this goal is attainable within the defined time parameters (the first quarter of 2000) and the budget allocated (US$675,000). To help achieve this goal, we contracted with New-York-based Doublespace to prepare our Marketing Plan. This Marketing Plan was implemented beginning in September, 1999.

         We believe 250,000 Members is the minimum "critical mass" required to implement our e-commerce strategy. We intend to grow our Membership. Therefore, the success of our marketing effort will not only be measured by attaining 250,000 Members within our budget and timeframe, but it will also be measured by attracting Members within our targeted demographic profile.

     -    BUILD THE SUITE101.COM BRAND

         Suite101.com's growth, in the past three years, has been primarily by word-of-mouth, ad hoc public relations by our management and the informal promotional efforts of our Members. However, by implementing the Marketing Plan, we intend to raise the "brand recognition," that is, the profile of Suite101.com among three target markets:

     -    The "general" Internet audience;


     -    Existing Editors and Members; and

     -    Investors, potential partners and the media

         Approximately US$1.2 million will be allocated to the marketing and promotion of the Suite101.com brand through December 31, 2000. Planned activities include advertising in both off-line (print and radio), and online media (banners, buttons, email campaigns); public relations; sponsorships; and strategic partnerships.

         In addition, Suite101.com has introduced several online sweepstakes and "Friends and Family" affiliate programs to increase membership and brand awareness. It also intends to pursue a variety of distribution arrangements with other Internet-based companies to raise the profile of its brand. Suite101.com believes that a high-profile and well-recognized Suite101.com brand will not only attract additional Members, but it will also make the Community more attractive to qualified eVendors.

     -   CONTINUE TO ENHANCE FUNCTIONALITY AND PERFORMANCE

         Suite101.com believes continually providing visitors and Members with greater functionality and performance is critical to its success.

         Using approximately (US)$675,000 from our April 1999 private sale of securities, Suite101.com intends to substantially upgrade and expand our technological infrastructure to provide faster and more reliable access and to ensure that the site's software is scalable to handle much higher usage. To date, we have added Web-based e-mail ("SuiteMail"), personal Home Pages, and improved chat rooms ("SuiteChat"). A list of planned enhancements to the functions and features of the Suite101.com site include:

     -    E-commerce and privacy tools,

     -    Electronic postcards,

     -    Member-centric psycho-demographic profiles,

     -    PC-to-PC telecommunications, and

     -    SuitePoints (micropayments).

         Suite 101 believes that continually enhancing site functionality and performance will foster growth and affinity to the community. We believe that a large and loyal membership will make Suite101.com very attractive as a platform for e-commerce.

     -   IMPLEMENT THE E-COMMERCE PROGRAM

         Suite101.com intends to mobilize as many suppliers of products and services relevant to our membership as possible. Suite101 does not intend to maintain an inventory of the products and services of its eVendors. Instead, it intends to help these providers deliver appropriate marketing messages to Members who have agreed to participate in a particular promotion. Suite101 also intends to help facilitate transactions. In return, we will receive fees from eVendors for helping to connect buyer and seller (which will be shared with the consenting participating Members who have opted to receive the marketing offering) and, if a sale is consummated, a share in the transaction.

         We also believe that these profiles will be attractive to eVendors because they will have the opportunity to target a marketing message to consumers who have indicated they are considering a purchase.
Suite101.com intends to provide the following to its Members:

     - A range of eVendors (products and services) that will maximize the value of their profiles to the Members.

     - A set of privacy tools that will prevent eVendors from obtaining information about the Members prior to the moment of completed transactions.

     - A set of profiling tools that will help Suite101 capture detailed information about the Members.

By automatically tracking Members' interests and browsing patterns, a comprehensive portrait of the Member will be developed. Updates to their psycho-demographic profile and "wish lists" of planned expenditures combined with accurate monitoring of actual purchases, we believe will create a valuable marketing resource. When this psychographic information is combined with transaction records from Members' credit cards, the Members will have created a complete profile of both their online and traditional ertail activities.

A COMPARISON OF OUR OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         During the nine months ended September 30, 1999, our sales were $1,246 compared with sales of $20,115 during the 1998 period. Sales in both periods were primarily attributable to software licensing revenues of i5ive.

         General and administrative expenses were $869,354 in the nine months ended September 30, 1999 compared with $240,648 during the nine months ended September 30, 1998. The increase was primarily the result of the increase in the number of our Contributing Editors and the increased scale of our operations in 1999. Marketing expenses were $149,903 during the nine months ended September 30, 1999 compared with $-0- during 1998. This was the consequence of the initiation of these activities during the 1999 period.

         Our Loss From Operations was $1,018,011 in 1999 compared with $220,533 in 1998. Other income was $66,785 in 1999 compared with $3,431 in 1998. The increase was the result of interest earned on bank balances. Loss on disposal of leasehold improvements in 1999 of $8,130 was the result of relocating our offices.

         The increase in our Net Loss in 1999 compared with 1998 was the result of the increase in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES


         The report of our independent auditors on their audit of our financial statements as of December 31, 1998 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and, as of the date of their report, the lack of liquid resources. At December 31, 1998, we did not have available the funds necessary to meet our anticipated capital needs. However, thereafter through April 1999, we realized gross proceeds of $5,000,000 from a private placement of our securities. In the transaction, we sold 1,000,000 units of securities, each unit consisting of two shares of Common Stock and one Common Stock Purchase Warrant. The warrants are exercisable through February 29, 2000 at a price of $4.50 per share. At September 30, 1999, we had cash of $3,493,140. We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

         We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our e-commerce as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

         As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue from proposed e-commerce revenue-sharing arrangements, and anticipated growth in visitor traffic and membership. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the intense competition for the sale of products and services on the Web, revenue-sharing opportunities, our limited operating history and the uncertainty as to the broad acceptance of the Web as an e-commerce medium. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in the e-commerce industry. Any failure by us to accurately make such predictions would have a material adverse effect on our business, results of operations and financial condition.

         From our inception in April 1996 through June 30, 1998, Northfield Capital Corporation and 284085 BC Ltd., our principal shareholders, advanced to us the sums of $270,156 and $197,098, respectively, used for general corporate purposes and working capital. Such amounts accrued interest at the rate of 6.5% per annum. At the closing of the sale of i5ive shares to us, Northfield Capital Corporation and 284085 BC Ltd. converted these advances and accrued interest into an aggregate of 414,975 and 302,753 shares, respectively, of i5ive Common Stock. Such shares of i5ive were exchanged for 1,969,057 and 1,436,565 shares, respectively, of our Common Stock or an effective purchase price, based on the amounts advanced by such persons through June 30, 1998, of approximately $0.14 per share of Common Stock.

         Subsequent to June 30, 1998, Northfield Capital Corporation and 284085 BC Ltd advanced or incurred additional liabilities on behalf of the Company aggregating $12,868 through December 31, 1998. Such amounts were repaid out of the proceeds of the April 1999 private sale of securities.

YEAR 2000 COMPUTER ISSUES

         We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000 Problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. We are in the process of working with our software vendors to ensure that the software that we have licensed from third parties will operate properly in the year 2000 and beyond. In addition, we are working with our external suppliers and service providers to ensure that they and their systems will be able to support our needs and, where necessary, inter-operate with our server and networking hardware and software infrastructure in preparation for the year 2000. We do not anticipate that we will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problems we experience or our customers or vendors experience would have a material adverse effect on our business, results of operations and financial condition.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed above and elsewhere in this Quarterly Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements discussed in this Quarterly Report appear in various places including: "Item
2 - Management's Discussion and Analysis or Plan of Operation - Overview", "-Liquidity and Capital Resources", and "Year 2000 Computer Issues," as well as in "Risk Factors." We caution readers that the risk factors described in our Annual Report on Form 10-KSB, as well as those described elsewhere in this Quarterly Report, or in our other filings with the Commission, in some cases have affected, and in the future could affect our actual results, could cause our actual results during 1999, 2000 and beyond, to differ materially from those expressed in any forward-looking statements, and could cause our development and the development of our business plans to be different than expressed in those statements. Important factors that may be encountered, that could cause actual results to differ materially from the forward-looking statements in this Quarterly Report include, among others, our early stage of development and absence of material revenues, the possibility that we will be unable to increase membership in our Communities of Interest sufficiently to attract e-commerce, the usual unforeseeable risks encountered by any new enterprise, our inability to attract readership to our Communities, our potential need for additional capital and our possible inability to attract such capital on acceptable terms or at all, the uncertainties of the levels of our future operating expenses, fluctuations in our quarterly revenues and membership growth, the level of consumer acceptance of e-commerce, our inability to enter into marketing and other relationships to develop our e-commerce, intense competition among Internet portals and e-commerce participants, our inability to manage our growth, the impact of possible future government regulation, our inability to afford a sufficient level of privacy to our members, the possible volatility of the market price for our Common Stock, and the impact of additional shares possibly coming onto the market for sale.

                                                   RISK FACTORS



AN INVESTMENT IN SHARES OF OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER THE FOLLOWING FACTORS, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS QUARTERLY REPORT, IN EVALUATING OUR BUSINESS AND PROPOSED ACTIVITIES. YOU SHOULD ALSO SEE THE "CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996" REGARDING RISKS AND UNCERTAINTIES RELATING TO US AND TO FORWARD LOOKING STATEMENTS HEREIN.





         RISKS WE FACE ARISING OUT OF THE EARLY STAGE OF OUR BUSINESS


EARLY DEVELOPMENT STAGE

         We are in the early stage of developing our business plan and operations. We have realized no material revenues to date from our Internet operations activities. From April 1996 through September 30, 1999, our total revenues from our Internet operations activities were negligible. During that period, we accumulated losses of $1,708,556. We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will continue to incur net losses for the foreseeable future. The extent of our losses will be dependent, in part, on the amount and rates of our expenditures and growth in net revenue from e-commerce transactions. We expect our operating expenses to increase significantly, especially in the areas of visitor and Member generation, brand marketing and e-commerce promotion. As a result, we will need to generate increased amounts of quarterly net revenue if we are to achieve profitability. We believe that period-to-period comparisons of our operating results, numbers of Members and page views will not be meaningful and that you should not rely on the results or those numbers for any period as an indication of our future performance. To the extent that our net revenues do not grow at anticipated rates or that increases in our operating expenses exceed our expectations or are not subsequently followed by commensurate increases in net revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

         We are currently developing our business through efforts to attract visitors, Members and Contributing Editors to our Web-based community. At October 31, 1999, we had approximately 58,000 Members and had grown from 35 Contributing Editors in October 1996 to 785 in October 1999. During the month of October 1999, our site received approximately 7.9 million page views, according to PC Data Online. We cannot assure you that such growth rates are sustainable. Our business plan is to continue to expand our numbers of visitors, Members and Contributing Editors in an effort to reach a sufficient level of critical mass as well as to continue to improve and enhance our site infrastructure through the introduction of improved technology. We have not expended significant efforts to date to realize revenues. Currently, we have twelve full-time employees. Accordingly, there can be no assurance that our business plan can be successfully developed or that we will realize any material revenues.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; NO ASSURANCE OF PROFITABILITY

         i5ive, our wholly-owned subsidiary through which we conduct our Internet operations, was founded in April 1996 and has had no material revenues to date. Accordingly, our current business plans and prospects are not able to be evaluated on the basis of our operating history. Our business plans and prospects must be considered in light of the risks, expenses and problems frequently encountered by companies in the early stages of development. This must be considered, particularly as to companies entering new and rapidly developing markets like the Internet. These risks include:


     -    The lack of broad acceptance of the community concept on the Internet

     - The possibility that the Internet will fail to achieve broad acceptance as a commercial medium

     -    The lack of acceptance by consumers of e-commerce

     -    Our ability to attract visitors, or retain Members and Contributing
          Editors

     - Our inability to generate significant e-commerce-based revenues from our e-Vendors and Members

     -    Risks associated with a new and unproven business concept

     -    Our ability to anticipate and adapt to a developing market

     - The failure of our network infrastructure (including our server, hardware and software) to efficiently handle our Internet traffic

     -    Changes in laws and taxes that adversely affect our business

     - The possibility that we will be unable to manage effectively any rapid expansion of our operations, including the amount and timing of capital expenditures and other costs relating to any expansion of our operations

     - The introduction and development of different or more extensive communities by direct and indirect competitors, including those with greater financial, technical and marketing resources

     - Our inability to maintain and increase levels of traffic on our Website

     - Our inability to attract, retain and motivate qualified personnel, technical difficulties, system downtime or Internet brownouts

     - The amount and timing of operating costs and capital expenditures relating to development of our business, operations and infrastructure, and

     -    General economic conditions.

         To address these risks, we must, among other things:

     -    Attract visitors and retain Members and Contributing Editors

     -    Attract and retain a significant number of e-commerce vendors
          (evendors)

     - Respond to competitive developments, form and maintain relationships with strategic partners

     -    Attract and respond to competitive developments

     - Retain and motivate qualified personnel, develop and upgrade our technologies and commercialize our services incorporating such technologies, and

     - Be successful in attracting additional substantial capital at the times, in the amounts and on the terms required.

         There can be no assurance that we will be successful in addressing these risks. Any failure to do so could have a material adverse effect on our business, results of operations and financial condition. Because of the foregoing factors, our quarterly net revenue and operating results are difficult to forecast. Consequently, we believe that period to period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of our future performance. It is likely that in some future quarter or quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially and adversely affected.

UNPROVEN BUSINESS; DEPENDENCE ON MEMBERS

         The success of our business depends upon our ability to expand upon and develop our community-based platform of Internet access and to generate multiple revenue streams. Currently, we have no source of material revenues. The potential success of our business concept is unproven, and, to be successful, we must, among other things, develop and market concepts that achieve broad market acceptance by our Members and Internet users. We are and will be substantially dependent upon our Member-generated content, the promotional efforts of our Members, the acceptance by our visitors and Members of marketing and other promotional programs of third parties and us, and our ability and the ability of our Contributing Editors to attract Web users to our site and to reduce the demands on our personnel. Our business concept has existed for only a limited period of time. As a result, it is relatively unproven.

         There can be no assurance that our Member-generated content or the promotional efforts of our Members will continue to attract users to our Website. There can also be no assurance that our Members and Contributing Editors will continue to devote time voluntarily to improving our community. Given the fact that we provide free disk space to our Members and we support the involvement of our Contributing Editors, third parties may attempt to hold us responsible for our Contributing Editors' content and/or any of their actions or omissions. There also can be no assurance that our business, results of operations and financial condition would not be materially and adversely affected if a substantial number of Members or Contributing Editors became dissatisfied with our services or our intention to commercialize those services or that the Contributing Editors become dissatisfied with the amounts of compensation we pay to them.

         Moreover, considering the modest level of compensation paid to Contributing Editors, there can be no assurance that consistent levels of high quality Member generated content will be maintained. These levels of compensation may hinder our efforts in the future to attract Contributing Editors. Further, there can be no assurance that our community on the Internet or our services will achieve broad market acceptance. Accordingly, no assurance can be given that our business will be successful or that we can sustain revenue growth or generate significant profits.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of December 31, 1998 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and, as of the date of their report, the lack of liquid resources. At December 31, 1998, we did not have available to us the funds necessary to meet our anticipated capital needs. However, through April 13, 1999, we realized gross proceeds of $5.0 million from a private placement of our securities. At September 30, 1999, we had cash of $3,493,140. We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services.

         There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our e-commerce as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

         As a result of our limited Internet operating history, we have limited meaningful historical financial data upon which our planned operating expenses can be based. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue from proposed e-commerce revenue-sharing arrangements, and anticipated growth in visitor traffic and in membership and will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast.

         In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the unproven manner in which we intend to derive our Internet revenue, the intense competition for the sale of products and services on the Web, revenue-sharing opportunities, our limited operating history and the uncertainty as to the broad acceptance of the Web as an e-commerce medium. We may be unable to adjust our spending in a timely manner to compensate for disappointing results of our marketing efforts and efforts to develop Internet revenue, any unexpected revenue shortfall or other unanticipated changes in the e-commerce industry. Our failure to accurately make such predictions or adjustments in our spending would have a material adverse effect on our business, results of operations and financial condition.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY; UNPREDICTABILITY OF FUTURE NET REVENUE

         We expect our operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

     - The demand for the products and services we intend to market through our Web site

     -    Our Members' acceptance of e-commerce on the Web site

     -    The level of traffic on our Suite101.com site

     - The amount and timing of capital expenditures and other costs relating to the expansion of our operations

     -    The introduction of new or enhanced services by us or our competitors

     - The timing and number of new hires, the availability of desirable products and services for sale through our Web site

     -    Our loss of a key strategic or marketing relationship

     -    Changes in our marketing policy or those of our competitors

     -    The mix of products and services marketed by our eVendors

     - Engineering or development fees that may be paid in connection with us adding new Web site development and publishing tools

     -    Technical difficulties with our Suite101.com site

     -    General economic conditions, and

     - Economic conditions specific to the Internet or all or a portion of the technology market.

         As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. We expect to experience seasonality in our business, with user traffic on our Suite101.com site potentially being lower during the summer and year-end vacation and holiday periods when overall usage of the Web is lower. Because Web-based e-commerce is an emerging market, additional seasonal and other patterns may develop in the future as the market matures. Any seasonality is likely to cause quarterly fluctuations in our operating results. There can be no assurance that such patterns will not have a material adverse effect on our business, results of operations and financial condition.

MANAGEMENT OF GROWTH AND RELATIONSHIPS; BRIEF TENURE OF MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

         In developing our business plan, we expect to be required to establish and manage multiple relationships with various strategic and eVendors, distributors, providers of services, technology licensors, Members, marketers and other third parties. To date, only a limited number of such relationships have been established. These requirements to enter into these relationships will be exacerbated in the event of our material growth or in the number of third party relationships, and there can be no assurance that our systems, procedures or controls will be adequate to enable us to establish and enter into these relationships, to support any substantial growth in our operations or that our management will be able to implement or manage any growth effectively.

         To effectively manage growth, we must establish, implement and improve operational, financial and management information systems and expand, train and manage our employee base. Our development is and will continue to be substantially dependent on the abilities and performance of our executive officers and other key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our prospects, business development, and results of operations and financial condition. Competition for senior management, experienced sales and marketing personnel, qualified Web engineers and other employees is and is expected to continue to be intense. There can be no assurance that we will be successful in attracting and retaining such personnel. There can be no assurance that we may not experience difficulty from time to time in hiring and retaining the personnel necessary to support the growth of our business. Our failure to successfully manage our personnel requirements would have a material adverse effect on our business, results of operations and financial condition.

INTENSE COMPETITION

         The market for community based e-commerce on the Internet is new and rapidly evolving. Competition is expected to increase significantly in the future. Barriers to entry into the Internet business are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on creating Web-based community on the Internet are About.com, Geocities, Inc., iVillage.com, Inc.Tripod, Inc., a subsidiary of Lycos, Inc., Angelfire Communications, Xoom.com, Inc. and theglobe.com. Each of these competitors is significantly larger than us and more well-established and well-known in the Internet industry and with greater capital resources.

         We will likely also face competition in the future from Web directories, search engines, shareware archives, content sites, commercial online service providers ("OSPs"), sites maintained by Internet service providers ("ISPs") and other entities that attempt to or establish communities on the Internet by developing their own community or acquiring one of our competitors. In addition, we could face competition in the future from traditional media companies, a number of which, including Disney, CBS and NBC have recently made significant acquisitions of or investments in Internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities that are equal or superior to ours or that achieve greater market acceptance than our community.

We also compete for visitors and Members with many Internet content providers and ISPs, including Web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as America Online, Inc. ("AOL"), CNET, Inc. ("CNET"), CNN/Time Warner, Inc. ("CNN/Time Warner"), Excite, Inc. ("Excite"), Infoseek Corporation ("Infoseek"), Lycos, Inc. ("Lycos"), Netscape Communications Corporation ("Netscape"), Microsoft Corporation ("Microsoft"), About.com Inc., and Yahoo! Inc. ("Yahoo!"). We also compete with traditional forms of media, such as newspapers, magazines, radio and television. We believe that the principal competitive factors in attracting strategic partners and other sources of e-commerce business include the amount of traffic on our Web site, name recognition, customer service, the demographics of our Members and viewers, our ability to offer targeted audiences and the overall cost-effectiveness of the e-commerce opportunities we offer. We believe that the number of Internet companies relying on Web-based e-commerce and advertising revenue will increase substantially in the future. Accordingly, we will likely face increased competition, resulting in increased pressures on our revenue sharing percentages which could, in turn, have a material adverse effect on our business, results of operations and financial condition.

         Substantially all of our existing and potential competitors, including Web directories and search engines and large traditional media companies, have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. Such competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, visitors, Members, distribution partners, eVendors, marketers and third party content providers.

         There can be no assurance that Internet content providers and ISPs, including Web directories, search engines, shareware archives, sites that offer professional editorial content, commercial online services and sites maintained by ISPs will not be perceived by potential strategic partners, eVendors and marketers as having more desirable Web sites. In addition, many persons with whom we would seek to enter into a strategic relationship have already established collaborative relationships with our competitors or potential competitors, and other high-traffic Web sites. Accordingly, there can be no assurance that we will be able to grow our visitor and Membership base, traffic levels and customer base or retain our current Members, traffic levels or customers, or that competitors will not experience greater growth in traffic than we experience as a result of such relationships which could have the effect of making their Web sites more attractive.

         In addition, for these reasons, our strategic partners may sever or elect not to renew their agreements with us. There can also be no assurance that we will be able to compete successfully in the Internet or that competition will not have a material adverse effect on our business, results of operations and financial condition.

GROWTH WILL DEPEND ON OUR ABILITY TO DEVELOP OUR BRAND

         We believe that establishing broader brand recognition of the Suite101.com brand is critical to our future success. Accordingly, we intend to launch a brand-enhancing campaign shortly that will include online advertising, promotional programs targeted and Members and visitors, and public relations activities. We intend to incur significant expenditures in our marketing efforts. If our brand building strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase our future revenues.

RISK OF RELIANCE ON INTERNALLY AND EXTERNALLY DEVELOPED SYSTEMS

         We use and intend to use an internally developed system for our Web site, as well as systems licensed from others. Our system has not been fully developed. A key element of our strategy is to generate a higher volume of traffic to our Web site. Our inability to further develop and modify our system as necessary to accommodate increased levels of traffic on our Web site may cause unanticipated system disruptions, slower response times, degradation in Member satisfaction and service leading to a possible loss of Members and Contributing Editors, and delays in reporting accurate financial information. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

         Furthermore, to expand our operations we will introduce new or complementary enhancements on the Web site which will require us to outsource development where we may have little control over the speed and quality of the development. Any decline in the speed or quality of the development could adversely effect our business, results of operations and financial condition.


         RISKS WE FACE ARISING OUT OF THE NATURE OF THE INTERNET

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by U.S. and Canadian federal, state, provincial, local and foreign governmental organizations as well as others. It is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy, user screening to prevent inappropriate uses of the Internet by, for example, minors or convicted criminals, taxation, infringement, pricing, content regulation, quality of products and services and intellectual property ownership and infringement. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could, in turn, decrease the demand for our community, increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition.

         Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that any legislation will not be enacted in the future that could expose us to substantial liability. Legislation could also dampen the growth in the use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium. The result could, thereby, have a material adverse effect on our business, results of operations and financial condition.

         It is also possible that our use of "cookies" to track demographic information and user preferences and to target advertising may become subject to laws limiting or prohibiting their use. A "cookie" is a bit of information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge. A user is generally able to remove cookies. Germany, for example, has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of our use of cookies could limit our effectiveness in targeting of advertisements, which could have a material adverse effect on our business, results of operations and financial condition.

         In addition, a number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities. The U.S. Congress enacted the Internet Tax Freedom Act on October 21, 1998 which imposes a national moratorium in the United States on state and local taxes on Internet access services, online services, and multiple or discriminatory taxes on electric commerce effective October 1, 1998 and ending three years after its enactment. There can be no assurance that, once such moratorium is lifted, some type of U.S. federal and/or state taxes will be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of commerce on the Internet and, as a result, our opportunity to derive financial benefit from these activities may be adversely affected.

         In addition to the foregoing areas of recent legislative activities, several telecommunications carriers are currently seeking to have telecommunications over the Web regulated by the U.S. Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. In addition, because the growing popularity and use of the Web have burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions is granted, or the relief sought is otherwise granted, the costs of communicating on the Web could increase substantially, potentially slowing growth in use of the Web. This could, in turn, decrease demand for our services or increase our cost of doing business.

         Due to the global nature of the Web, it is possible that, although our transmissions over the Internet currently originate primarily in British Columbia, Canada, the governments of various states in the United States and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate such laws or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on our business, results of operations and financial condition.

         In addition, as our services are available over the Internet in multiple foreign countries, provinces, states and other jurisdictions, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. We are qualified to do business only in British Columbia, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, results of operations and financial condition.

LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB; ABSENCE OF LIABILITY INSURANCE

         Because materials may be downloaded by Members and other users of our Web site and subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of these materials. Such claims have been brought, and sometimes successfully pressed, against OSPs for example, in the past. We have received inquiries from time to time from third parties regarding such matters, all of which have been resolved to date without any payments or other material adverse effect on us.

         In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use. We could also be exposed to liability with respect to the offering of third party content that may be accessible through our Web site, or through content and materials that may be posted by Members on their personal Web sites or chat rooms, or online discussions offered by us. Such claims might include, among others, that by directly or indirectly hosting the personal Web sites of third parties, we are liable for copyright or trademark infringement, or other wrongful actions by such third parties through such Web sites.

         It is also possible that if any third party content information provided on our web site contains errors, third parties could make claims against us for losses incurred in reliance on such information. Even to the extent that such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of our services to Members and visitors.

         We also intend to enter into agreements with eVendors and sponsors whereby it is intended that we will be entitled to receive a share of any revenue from the purchase of goods and services through direct links from our Web site. Such arrangements may expose us to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services by virtue of our involvement in providing access to such products or services, even if we do not provide such products or services. While our agreements with these parties are intended to provide that we will be indemnified against such liabilities, there can be no assurance that such indemnification, if available, will be adequate.

         Currently, we do not carry general liability insurance intended to protect us from any liability arising out of the foregoing. In any event, however, insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage would have a material adverse effect on our business, results of operations and financial condition. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use.

SECURITY RISKS

         There can be no assurance that experienced programmers or "hackers" may not from time to time attempt to penetrate our network security. To date, none of this activity has occurred. However, in the event any such attempts should occur and be successful, such a penetration may have a material adverse effect on our business, results of operations or financial condition. A party who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our Web site.

         In addition, in offering certain payment services, we could become increasingly reliant on encryption and authentication technology licensed from third parties to provide the security and authentication authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. We may be required to expend significant capital and resources to protect against the threat of such security, encryption and authentication technology breaches or to alleviate problems cause by such breaches.

         Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. Security breaches or the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit our liability in such areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements, which could have a material adverse effect on our business, results of operations and financial condition.

RELIANCE ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our technology as proprietary and attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

         We pursue the registration of our trademarks and service marks in the United States and Canada and internationally, and intend to apply for the registration in the United States and Canada for a number of our service marks There can be no assurance that such registration will be granted or, if granted, that we will derive any material commercial benefit from such registration. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult.

         Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving. No assurance can be given as to the future viability or value of any of our proprietary rights or other companies within this market. There can be NO assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary information. Any such infringement or misappropriation, should it occur, could have a material adverse effect on our business, results of operations and financial condition.

         In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition and we may not have available the resources necessary to pursue such litigation.

         Furthermore, there can be no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. It can be expected that we will be subjected to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by us and the content generated by its Members. Although such claims have not occurred to date, such claims and any resultant litigation, should it occur, might subject us to significant liability for damages and might result in invalidation of our proprietary rights and even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of management time and attention, any of which might have a material adverse effect on our business, results of operations and financial condition.

         We currently license from third parties certain technologies incorporated into our Web site. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms, if at all. Our inability to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or could adversely affect the performance of our existing services until equivalent technology could be identified, licensed and integrated.

DEPENDENCE ON CONTINUED GROWTH IN THE USE OF THE INTERNET; DEPENDENCE ON WEB
                               INFRASTRUCTURE

         Our Company's future success is substantially dependent upon continued growth in the use of the Internet and the Web in order to support e-commerce development on our Web site and in the acceptance and volume of e-commerce transactions on the Internet. There can be no assurance that the number of Internet users will continue to grow or that e-commerce over the Internet will become more widespread.

         As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. We cannot predict the extent to which consumers will be willing to shift their purchasing habits from traditional retailers to online retailers. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, congestion of traffic, inconsistent quality of service and lack of availability of cost-effective, high-speed service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or timely development and commercialization of performance improvements, including high-speed modems.

         The success of our Web site will depend in large part upon the continued development of a Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of complementary products, such as high-speed modems for providing reliable Web access and services. Because global e-commerce and online exchange of information on the Web and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Web will support increasing use or will prove to be a viable commercial marketplace.

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

         There can be no assurance that the infrastructure or complementary products or services necessary to make the Web a viable commercial marketplace will be developed, or, if they are developed, that the Web will achieve broad acceptance. If the necessary infrastructure standards, protocols, or complementary products, services or facilities are not developed, or if the Web does not become a viable commercial marketplace, our business, results of operations and financial condition will be materially and adversely affected. Even if such infrastructure, standards or protocols or complementary products, services, or facilities are developed and the Web becomes a viable commercial marketplace, there can be no assurance that we will not be required to incur substantial expenditures in order to adapt our services to changing Web technologies, which could have a material adverse effect on our business, results of operations and financial condition.

SALES TAX COLLECTION

         One or more states, provinces or countries may seek to impose sales tax collection obligations on out-of-state or out-of-province or foreign companies such as us which engage in online commerce. Any new operation or facilities in the United States or Canada or elsewhere could subject shipments into such states or provinces to state or provincial or foreign sales taxes. A successful assertion by one or more states or provinces or any foreign country that we should collect sales or other similar taxes on the sale of merchandise could have a material adverse effect on our business, prospects, financial condition and results of operations

                                 OTHER RISKS WE FACE

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS, NORTHFIELD CAPITAL CORPORATION AND
                                  284085 BC LTD.

         Three of our Directors and Northfield Capital Corporation, and their respective affiliates, in the aggregate, beneficially own approximately 5,597,840 shares or 46.4% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.

  YEAR 2000 COMPLIANCE

        We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000 Problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. We are in the process of working with our software vendors to ensure that the software that we have licensed from third parties will operate properly in the year 2000 and beyond.

        In addition, we are working with our external suppliers and service providers to ensure that they and their systems will be able to support our needs and, where necessary, inter-operate with our server and networking hardware and software infrastructure in preparation for the year 2000. Management does not anticipate that we will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant.

  However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problems experienced by our customers, vendors or us would have a material adverse effect on our business, results of operations and financial condition

  NO ACTIVE PRIOR PUBLIC MARKET FOR COMMON STOCK; POSSIBLE VOLATILITY OF
                               STOCK PRICE

          Prior to the closing of our transaction with i5ive, there was no active public market for our Common Stock. Since December 30, 1998, our Common Stock has been quoted on the OTC Bulletin Board. There can be no assurance that an active trading market for our Common Stock will be sustained or that the market price of our Common Stock will not decline or fluctuate based upon market or other conditions. The market price may bear no relationship to our revenues, earnings, assets or potential and may not be indicative of our future business performance. The trading price of our Common Stock has been and can be expected to be subject to wide fluctuations in response to variations in our quarterly results of operations, the gain or loss of significant strategic relationships, unanticipated delays in our development, changes in estimates by analysts, announcements of technological innovations or new solutions by us or our competitors, general conditions in the technology and Internet sectors and in Internet-related industries, other matters discussed elsewhere in this Quarterly Report and other events or factors, many of which are beyond our control.

          In addition, the stock market in general and the technology and Internet sectors in particular have experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to us and which have been unrelated to the operating performance of these companies. These market fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our Common Stock.

          In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, and irrespective of the outcome of such litigation, could result in substantial costs and a diversion of management's attention and resources and have a material adverse effect on our business, results of operations and financial condition.

SHARES ELIGIBLE FOR FUTURE SALE

         Sales of significant amounts of our Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of our Common Stock or our future ability to raise capital through an offering of our equity securities. We had, as of September 30, 1999, 12,061,281 shares of common stock outstanding. Of such shares, 5,597,840 shares were held by our Directors, 284085 BC Ltd. and Northfield Capital Corporation. The 3,405,622 shares held by Northfield Capital Corporation and 284085 BC Ltd. are "restricted securities" as such term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. As of September 30, 1999, approximately 4,450,948 shares of our Common Stock were freely transferable under U.S. Federal securities laws.

         In addition, the effectiveness on October 19, 1999 under the U.S. Securities Act of 1933 of a registration statement will enable the public offer and sale of 3,000,000 shares, including 2,000,000 shares currently outstanding and 1,000,000 shares issuable on exercise of warrants. Such securities were sold in April 1999 in the private sale of our securities and were registered under the U.S. Securities Act of 1933 by virtue of a commitment we made to the purchasers. The sale of those shares or the perception that such sales will or could occur could materially and adversely affect the market price for our Common Stock.

         We have filed a Form S-8 registration statement under the Securities Act to register all shares of Common Stock issuable pursuant to outstanding options and all shares of Common Stock reserved for issuance under our 1998 Stock Incentive Plan. Such registration statement became effective immediately upon filing and the shares issuable on exercise of options granted under the 1998 Stock Incentive Plan are covered by that registration statement. Commencing December 4, 1999, the options granted under the 1998 Stock Incentive Plan begin to become exercisable and the shares issuable on exercise eligible for sale, subject to Rule 144 limitations applicable to affiliates. On that date, an aggregate of 278,207 shares will become eligible for sale on exercise of the options. Thereafter on various dates commencing on February 23, 2000 through April 27, 2002, an additional aggregate of 164,902 shares will become eligible for sale on exercise of options. As of September 30, 1999, there were outstanding five-year options to purchase up to 443,109 shares of Common Stock. Of these options, 333,109 are exercisable at a price of $1.50 per share and the balance are exercisable at prices ranging from $3.34 to $6.38 per share.

PART II -- OTHER INFORMATION


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           27.  Financial Data Schedule

         (b)      Reports on Form 8-K

         We did not file any Current Reports on Form 8-K during the quarter ended September 30, 1999.

                                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUITE101.COM,INC.
                                           ----------------
                                           (Registrant)


Date:  November 12, 1999                   /s/ PETER L. BRADSHAW
                                           -----------------------------------
                                           Peter L. Bradshaw
                                           President and Chief Operating Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)