Form 10KSB40
period 1999-12-31
SUITE 101 COM INC
filed 2000-04-03
CIK 896726

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

Mark One:
         /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the fiscal year ended DECEMBER 31, 1999; or

         / / Transition Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
         For the transition period from _______to________.

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

  1122 MAINLAND STREET - SUITE 390, VANCOUVER, BRITISH COLUMBIA, CANADA V6B 5L1
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)            (Zip Code)

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

         State Issuer's revenues for its most recent fiscal year:  $1,925

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 28, 2000, was $98,044,365. (Non-affiliates have been determined on the basis of holdings set forth in the information incorporated by reference under Item 11 of this Annual Report on Form 10-KSB.)

         The number of shares outstanding of each of the Issuer's classes of common equity, as of February 29, 2000, was 13,048,724.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS:


SUITE101.COM, INC.

         We are an Internet company engaged in the creation, operation and maintenance of a World Wide Web based community, known as Suite101.com. Our community includes our visitors and Members who are Internet users. It also includes Contributing Editors who create our directory of personalized Web sites organized topically into eleven major Communities of Interest. Our directory, the "Best-of-Web Guide" was started in 1996. We believe we were one of the first Internet sites to engage people rather than software (search engines) to find information on the Internet. Since 1996, our Contributing Editors, who are typically enthusiasts with a passion for a particular topic, have created a topically organized directory with close to 27,000 hand-picked and personally reviewed links. At the end of December 1999, we had over 818 Web guides or "Contributing Editors" searching the Internet for the best resources in 818 topic areas.

         In addition to compiling the directory, our Contributing Editors have also written over 21,500 searchable, archived articles and managed 20,172 discussions in 818 topics ranging from hitch-hiking, through romance, to gardening.

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


BACKGROUND OF SUITE 101

         We employ real people, known as guides or "Contributing Editors" rather than software (search engines) to help Internet users find the Best-of-the-Web resources. Our site offers not only a way to find quality information on the Web, but also an opportunity to participate in a community of like-minded people who share mutual interests.

         Our original idea behind Suite101.com was to give people who have a passion for a particular topic the opportunity to publish articles and act as guides or Contributing Editors on the site to others with similar interests. As of December 31, 1999, we had 818 Contributing Editors publishing articles, facilitating discussion threads, hosting online "chats," and contributing to Suite101's "Best-of-Web Guide," a directory of links to top Web sites. As of that date, the Contributing Editors had published and archived over 21,500 articles on 818 topics ranging from "artists" and "children's books" to "herb gardening" and "virtual journeys," managed over 20,172 discussion threads, and created a Web directory with almost 27,000 hand-picked and reviewed links.

         According to PC Data Online, our Web site attracted over 9.1 million page views in December, 1999, compared to a Company-estimated 1.37 million page views in December, 1998. Of those visitors, almost 90,000 as of December 31, 1999, had become Members, compared to 32,300 Members on December 31, 1998.

         We believe that the demographic profile of the Suite101 Members is unique compared to other Internet-based communities. While we believe others tend to attract younger, unmarried male users, the Suite101 community at December 31 1999 has attracted primarily older (median age: 37), married (66 percent), female users (58 percent). Seventy-eight percent have attended a post-secondary institution.

INDUSTRY BACKGROUND

         The digital evolution has brought about the revolutionary communications medium called the Internet ("Net"). In many ways the medium is transforming how we live and interact with one another. The introduction of the World Wide Web ("WWW" or "Web") in the mid-1990s accelerated this transformation. Web sites, browsers, and development tools quickly made a relatively complex technology accessible to a much larger population. Hundreds of millions of people now have the opportunity to develop and publish their own information without requiring substantial economic resources or being limited by geographical boundaries. With an estimated 275.5 million users on the Internet today (with 136 million in Canada and the US alone), the Internet is the largest conglomeration of authors ever assembled, according to Nua Surveys (http://www.nua.ie/surveys,February2000).

THE GROWTH OF ONLINE COMMUNITIES

         Early Internet users developed a unique, give-and-take culture that emphasized the sharing of information and resources. We believe that these are the basic elements of community. However, the rise in the popularity and the subsequent commercialization of the Web has changed the focus of this culture from one of "give-and-take" (sharing and interaction) to passive consumption where Internet "surfers" are relegated to the role of viewers, readers and subscribers. The WWW has become a vast network of millions of Web sites, for the most part broadcasting to the Net, professionally created, static content at users. For the typical user, the Web does not live up to its promise; instead of the powerful, two-way communication medium that it could be, we view the Web as a chaotic, overloaded brochure rack.

         "Portal" sites with powerful search engines were introduced to help users find information on the Internet. In many cases, search engines have added to, not diminished, the chaos on the Web. As the use of the Net and the number of Web sites has grown, the utility of these search engines has declined because of their inability to stay abreast of the growth in Web sites. As experienced Net surfers know, their software does not distinguish the quality or relevance of one site from another. A recent Nature magazine article stated that it takes, on average, up to six months for a new page to show up in a search engine, and even the best search engine only searches one-sixth of the Net's pages. Therefore, when a surfer uses a search engine, he or she is faced with the daunting task of wading through hundreds -- sometimes thousands -- of search engine suggestions responding to the topic searched that may be irrelevant, incomplete, or outdated.

         Looking for a more effective way of finding quality information on the Internet, we believe that many users are increasingly turning to Web directories and online communities to find, read, and discuss information that is relevant to their lives. According to the Nature article, online community sites now reach approximately 36 per cent of the Internet audience. And many sites that did not start as online communities are beginning to emulate these communities: each of the top five Web sites in May, 1999 included chat and discussion areas, the essential elements that make two-way communication and thus community, possible. To subscribe and publish; to share in the give-and-take, users in these online communities are starting to realize the availability of the Internet as an interactive, two-way communication medium.

E-COMMERCE IN THE COMMUNITIES

         Online communities tend to attract like-minded people who share mutual interests and a similar demographic profile. Topically organized, they attract interested users who tend to spend a significant portion of their time online at the community Web site. Most of the online communities, such as Yahoo! Inc., also offer other services, such as personal home pages and messaging functions, that further increase the site's "stickiness" (capacity to keep users at the site). We believe that advertisers have not overlooked the marketing potential of these commercially attractive, site-loyal demographic groups.

         We believe that advertisers want to be seen in the online communities because they include the ability to aggregate attractive demographic groups with significant purchasing power and known interests. Advertisers can place their ads in a context that makes them available to persons with a demonstrated interest -- for example, ads for fishing tackle on a site devoted to fly fishing. Because many of the communities collect substantial demographic information from their members, marketers see an opportunity to tailor the marketing of their products or services directly to particular groups within the community. Most of the popular online community sites now generate a substantial portion of their revenues from banner advertising.

PRIVACY CONCERNS

         We believe that the lure of online communities will continue to grow for online vendors because of focused demographics. Focused demographics makes available targeted marketing to topically organized groups. But the nature of the commercial opportunities envisioned by many of these vendors will be changing for one very important reason -- privacy. Privacy concerns are increasingly affecting what users do on the Internet, especially as consumers. We believe many users are already uncomfortable giving their demographic information or making purchases online because of these privacy concerns. They are especially uncomfortable when they find that their personal demographic information is being collected, used, and traded without their knowledge, authorization, or benefit. Consumers are making these concerns about privacy more public. To ultimately succeed at e-commerce, we believe marketers and vendors will have to find ways of gaining the confidence of potential customers by demonstrating that they will act sensitively and responsibly with regard to consumers' privacy issues.

THE SUITE101 CONCEPT

THE SUITE101.COM COMMUNITY.

         The Suite101.com community is based on Web site software that compiles, organizes, and distributes content created by Members of its community. This enhances Members' experiences on the Web because they can publish their own articles, share ideas, and interact with other Members who have common interests.

         Our concept is a community of Internet users dedicated to self-expression, interaction, and sharing. We believe that, like any community in the "bricks-and-mortar" world, the Members of Suite101.com come to feel a high degree of affinity to our site and responsibility to each other because they share their interests and passions with each other in a safe, non-threatening environment. Members of Suite101.com, we believe, come to feel they have a "home" on the Internet. The products and services of this community include articles written by "Contributing Editors," discussion threads and chats, contests and polls, and, of course, links to the best sites on the Web in over 800 different topic areas (the "Best-of-Web" guide).

         With the addition of more Members and Contributing Editors, the Suite101.com community has grown from approximately 35 Editors in October 1996 to almost 818 as of December 31, 1999 with a current backlog of over 500 applications from prospective Contributing Editors. Through December 1999, Suite101's Contributing Editors have created a Web directory with almost 27,000 hand-picked and reviewed links, published and archived over 21,500 articles, and managed over 20,000 discussion threads. Our site has 818 topic areas and in December, we had over 9.1 million page views.

COMMUNITIES OF INTEREST. The content of Suite101.com is organized into 11 major subjects or "Communities of Interest:"

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

ACTIVE PARTICIPATION. The organization of the Suite101 community encourages users to increase their participation. As they become more at home on the site, they can move from visitor to Member. If they have a particular passion and want to write, then they can apply to become a Contributing Editor. If they want to guide and be a leader in the community, they can apply to be a Managing Editor.

         With each level of participation comes added commitment and responsibility to the community. Contributing Editors write articles, facilitate discussions and chats, initiate contests and polls, and, of course, develop and maintain the Best-of-Web guide in their topic area. Managing Editors oversee a number of topic areas and Contributing Editors, supporting and encouraging their efforts.

         Members and Editors can also contribute to the community in other ways with suggestions and feedback that improve the community. Through these interactions, the Members and Editors develop a sense of personal involvement in Suite101.com. They also tend to become champions of the community, actively encouraging visitors, friends and family to join and participate. We believe that the greater the interaction and participation of our Members and Editors, the greater their loyalty and affinity to Suite101 community.

STATE-OF-MARKET FEATURES, TOOLS & SERVICES. We strive to improve the online experience of our Members by providing state-of-the-market tools and services. Members can create personal HomePages that can include autobiographical information, communication tools, e-mail and chat, personalized lists of links (including what's new on Suite101.com), and an area for personalized, consensual e-commerce.

         Each Contributing Editor is provided with publishing and communication tools for posting and archiving articles, facilitating discussion threads and chats, and creating contests and polls in their topic area. These features, tools and services are provided free of charge to Members to encourage self-expression and interaction in an online, information-rich environment.

         Both visitors and Members have free access to the Best-of-Web directory, which we believe is one of the most significant features of Suite101.com. Collectively maintained by the Contributing Editors, this topically organized directory of links to other sites on the Internet helps users find the best, most relevant information on the Internet in 818 topic areas (as of December 31, 1999). Intended to help users overcome the chaos of the Internet, this Web directory in many ways replaces the powerful search engines on the major "portal" sites.

         These engines, although impressive in the QUANTITY of information they can generate, do not help users distinguish the QUALITY of the information. The Nature magazine article states that many search engine contents are out of date and incomplete. According to that report, even the best search engines take over six months to index a new Web page and typically only cover one-sixth of the Net's pages.

         With the Best-of-Web directory, users can be assured that they are being directed to quality, up-to-date information because someone with a passion for the topic (the Contributing Editor) has picked and reviewed it for them. Suite101.com offers Contributing and Managing Editors several online forums to proactively determine what improvements and suggestions are important to the Suite101.com community. These forums are supplemented with newsletters and ad-hoc committees and teams.

THE SUITE101 E-COMMERCE PROGRAM


OVERVIEW

         To begin generating revenue for the Company without changing the nature of its community, Suite101 intends to implement an e-commerce program that will help its Members meet their needs and wants, cost-effectively, while protecting their privacy. The program is based on three principles:

                  (1) Protection of Members' privacy;

                  (2) Participation only by consent; and

                  (3) Sharing of marketing revenues.

Adherence to these principles will ensure the e-commerce program will add to rather than detract from the nature of the Suite101.com community.

         Although similar to the goals of traditional direct-marketing programs, the Suite101 e-commerce program is intended to be fundamentally different in one very important way: customers rather than companies will reap the rewards of its success. The program will offer participating Suite101 Members the means to collect, consolidate, market, and benefit from their "psycho-demographic" information (data on their age, sex, marital status, income, buying habits and consumption behavior). We intend that customers will be able to use their psycho-demographic information, when aggregated with other customers, to purchase quality products and services at prices traditionally only offered to large institutional and commercial buyers.

         Psycho-demographic information has been primarily collected and used by direct marketing and database companies as well as major financial institutions and retailers. This psycho-demographic information was then sold or used by companies to help them target their marketing activities.

         Many of today's loyalty programs, for example Air Miles and frequent-flyer points, are marketed as "reward" programs but are also, in fact, an excellent way for companies to gather information about their customers.

         Managed by the vendor, these loyalty programs do reward the customer with better prices and service, but they also limit their choice. For example, an airline's frequent-flyer program does reward a customer with reduced fares and more perks, but only if that customer stays with the airline. If the customer wants to fly with another airline because of a more convenient departure time, for example, they cannot "transfer" their points to this airline to take advantage of its frequent-flyer program. Because these programs are "vendor-centric," their ultimate benefit of influencing customers' buying behavior is realized by the vendor rather than the customer.

         The technology behind the Internet gives individuals an opportunity to create their own loyalty programs. Suite101 intends to provide its Members with the technology to collect their own psycho-demographic information in "Member-centric" databases. When aggregated with the information of other participating Members, we believe that quality, name-brand vendors will recognize the value of this database and will actively seek to access it.


ELEMENTS OF OUR E-COMMERCE PROGRAM

    -    CONSENSUAL PARTICIPATION IN DIRECT MARKETING ACTIVITIES

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

    -    SHARING OF MARKETING REVENUE WITH PARTICIPATING MEMBERS

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

         Participating Members will be notified of the eVendor's offer by having a postage-stamp-sized "SuiteStamp" placed on their personal HomePage. This clickable button will allow the Member to decide if they want to view the eVendor's offer (by clicking on the SuiteStamp) or ignore it. If they do click through, it is intended that they will be rewarded by receiving a portion of the revenues generating from the eVendor's marketing fee. Revenues will most likely be distributed to participating Members as "SuitePoints" (much like Air Miles) that can be used to purchase other products or services.

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

    -    GROUP-BUYING OPPORTUNITIES WITH DYNAMIC PRICING

         Suite101 believes that the nature of its e-commerce strategy will attract high-quality, brand-name eVendors. As a result, we believe that Members will have access to a wide array of products and services at a reduced cost. The technology behind Suite101.com is also intended to give Members who want to purchase a product or service the opportunity to aggregate their purchases together with other Members, so they or we will be able to negotiate reduced prices from eVendors. We believe that it will be possible for a large group of Members who want to purchase a particular type of car from a Suite101 eVendor, for example, to negotiate a group price with the provider. There may even be opportunities to improve the block pricing dynamically as more Members join together to purchase a desirable product or service.

ADVANTAGES OF OUR E-COMMERCE PROGRAM

         We believe that our e-commerce strategy and the Internet's interactive properties are compelling reasons why Members and eVendors will participate in our consensual direct marketing program. Unlike other forms of direct marketing, our program will mean eVendors can reach a targeted group of pre-qualified customers quickly and effectively (with what we believe will be an anticipated response rate well above the current two to four percent rate of off-line direct mail campaigns). This capability we believe offers our Members electronic one-stop-shopping and our eVendors one-to-one contact with the consumer, our Member. We believe that our e-commerce strategy will not only reward Members for their participation and bring them substantial savings, but it will also strengthen the bonds of community.

BUSINESS STRATEGY

    -    OVERVIEW

         We believe there is occurring, because of the Internet e-commerce opportunities, a dramatic shift in the balance of power from vendors to customers. Prior to the Internet, the vendor with superior market knowledge dominated the marketplace. Today, the Internet is arming the customer with this superior market knowledge. With this knowledge, the customer is getting smarter, faster, than most vendors today.

Suite101.com intends to earn a role in this transforming marketplace by implementing a business strategy that puts its Members and their interests first. Our "Member-centric" strategy is based on the following four principles:

         (1) respect for and protection of our Members' privacy;

         (2) sharing with participating Members marketing revenues derived from selected companies for their use of Members' aggregated, psycho-demographic information;

         (3) supporting the community by providing the tools and infrastructure for communication and interaction; and

         (4) acting first and foremost as an advocate for our Members.

We believe that our business strategy, based on these four principles, will provide a pleasant, effective, non-threatening environment for the Suite101 community to grow. We also believe that this strategy will create a platform for e-commerce that will ensure our Members realize the monetary rewards of membership in the Suite101 community.

To achieve this goal, working with an independent marketing group to develop a marketing and publicity plan, we have recently started several initiatives that we believe will grow and strengthen Suite101.com:

         - Accelerate membership growth from nearly 90,000 currently to 250,000,

         -   Build the Suite101.com brand,

         -   Continue to enhance site functionality and performance, and

         -   Implement the e-commerce strategy.



    -    ACCELERATE MEMBERSHIP GROWTH

         We also believe that a growing membership will keep the Suite101.com community vibrant and appealing to our targeted demographic group. It will also provide qualified e Vendors with an attractive market for the promotion of their products and services.

Our immediate membership goal is 250,000 Members. To help achieve this goal, we implemented a marketing plan beginning in September, 1999.

We believe 250,000 Members is the minimum "critical mass" required to implement our e-commerce strategy. We intend to grow our Membership. Therefore, the success of our marketing effort will not only be measured by attaining 250,000 Members within our budget and timeframe, but it will also be measured by attracting Members within our targeted demographic profile.

    -    BUILD THE SUITE101.COM BRAND

         To date, Suite101.com's growth has been primarily by word-of-mouth, ad hoc public relations by our management and the informal promotional efforts of our Members. However, by implementing the Marketing Plan, we intend to raise the "brand recognition," that is, the profile of Suite101.com among three target markets:

         -   The "general" Internet audience;

         -   Existing Editors and Members; and

         -   Investors, potential partners and the media

         Approximately US$1.2 million will be allocated to the marketing and promotion of theSuite101.com brand over the next year. Planned activities include advertising in both off-line (print and radio), and online media (banners, buttons, email campaigns); public relations; sponsorships; and strategic partnerships.

         In addition, Suite101.com intends to pursue a variety of distribution arrangements with other Internet-based companies to raise the profile of its brand. It also plans to introduce an "internal" --"Friends and Family" --promotional to increase brand awareness among its current Members and Contributing Editors. Suite101.com believes that a high-profile and well-recognized Suite101.com brand will not only attract additional Members, but it will also make the Community more attractive to qualified eVendors.

    -    CONTINUE TO ENHANCE FUNCTIONALITY AND PERFORMANCE

         Suite101.com believes continually providing visitors and Members with greater functionality and performance is critical to its success. In November 1998, we introduced a new user interface which substantially improved the usability of our site, presenting Member-generated content in a more intuitive, topical format. The site redesign was very well received by Suite101.com's Members. In September 1999, we redeveloped the site interface to insure increase usability and accommodate additional functionality such as personal Home Pages, Web-based e-mail, and electronic postcards.

         We intend to substantially upgrade and expand our technological infrastructure to provide faster and more reliable access and to ensure that the site's hardware and software is scalable to handle much higher usage. The planned upgrade will also provide Members with additional Web page publishing and communication tools to further enhance the community experience. A list of planned enhancements to the functions and features of the Suite101.com site include

         -   E-commerce and privacy tools,

         -   Upgraded electronic postcards,

         -   Upgraded personal HomePages,

         -   Chat room upgrades,

         -    Member-centric psycho-demographic profiles,

         -   PC-to-PC telecommunications, and

         -   SuitePoints (micropayments).


         Suite101 believes that continually enhancing site functionality and performance will foster growth and affinity to the community. We believe that a large and loyal membership will make Suite101.com very attractive as a platform for e-commerce.



IMPLEMENT THE E-COMMERCE PROGRAM

         Traditional direct-marketing companies, such as mail-order companies, either develop and market their own products or at least take inventory in the products of others. This gives them a considerable vested interest in selling more of their own products or services. In contrast, Suite101.com intends to mobilize as many suppliers of products and services relevant to our membership as possible.

         But Suite101 does not intend to take inventory in the products and services of its eVendors. Instead, it intends to help these providers deliver appropriate marketing messages to Members who have agreed to participate in a particular promotion. Suite101 also intends to help facilitate transactions. In return, we will receive fees from eVendors for helping to connect buyer and seller (which will be shared with the consenting participating Members who have opted to receive the marketing offering) and, if a sale is consummated, a share in the transaction.

         We believe that acting as advocates, or agents, on behalf of its Members will develop a strong sense of trust. By aggressively representing the interests of our Members, we will help them optimize the value they receive from the Suite101 e-commerce program. Suite101's ability to do this will stem from our ability to build a broad information profile of each Member. By helping Members get as much value as possible for these profiles -- while protecting them from abuse --Suite101 will provide our Members with lower prices and increased privacy.

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

         By automatically tracking what they do within Suite101.com, Members and we will be able to develop a comprehensive portrait of the Members' interests and browsing patterns. Updates to their psycho-demographic profile and "wish lists" of planned expenditures combined with accurate monitoring of actual purchases, we believe will create a valuable marketing resource. When this psychographic information is combined with transaction records from Members' credit cards, the Members will have created a complete profile of both their online and traditional retail activities or return users to make the site attractive to advertisers.


INFRASTRUCTURE AND OPERATIONS

         We have developed a web application framework that is built on Allaire's Cold fusion Application Server 4.0 for Microsoft windows NT and Microsoft's SQL Server 7.0. The web site is load balanced on multiple Windows NT servers running Microsoft Internet Information Server using F5 BigIP load balancing hardware/software solution. In an event that one of the web srvers becomes non-operational, all website traffic will fail over on to a secondary web server. In an event that all web servers become non-operational, system alerts will be sent to operations staff via email and pager. All web servers will restart automatically after a pre-determined length of time.

         Member-generated content is stored on multiple Microsoft SQL Server 7.0 databases that are replicated in real time to a backup SQL server. In an event that one of the database servers becomes non-operational, the backup database server will take over as primary production database server. Our database is backed up to permanent storage on a daily basis and a weekly backup is kept off site for one year.

         Our network servers are co-located at a data center in Vancouver, British Columbia. Site connectivity to the Internet is provided via a dedicated 100Mb/s line provided on a 24-hour per day, seven days per week basis by the data center. Any interruption in the service received from other providers, or any failure of the data center to handle higher volumes of internet users to the Suite101.com site could have a material adverse effect on our business, results of operations and financial condition. We will continue to upgrade and expand our server and networking infrastructure in an effort to improve its fast and reliable access to ourcommunity web site. We intend to substantially upgrade and expand our technological infrastructure to provide faster and more reliable access and to ensure that the site's software is scalable to handle much higher usage. The planned upgrade will also provide Members with additional Web page publishing and communication tools to further enhance the community.

EMPLOYEES

         As of December 31, 1999, we had ten full-time employees, including eight in operations and development and two in administration. Our future success will depend, in part, on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relationship with our employees is good.



COMPETITION

         The market for community based e-commerce on the Internet is new and rapidly evolving. Competition is expected to increase significantly in the future. Barriers to entry into the Internet business are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on creating Web-based community on the Internet are About.com, Geocities, Inc., iVillage.com, Inc., Tripod, Inc., a subsidiary of Lycos, Inc., Angelfire Communications, Xoom.com, Inc. and theglobe.com. Each of these competitors is significantly larger than us and more well-established and well-known in the Internet industry and with greater capital resources.


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


ITEM 2 - DESCRIPTION OF PROPERTY:

         Our executive offices and computer operations are currently located in Vancouver, British Columbia, Canada in approximately 2,150 square feet of office space. The premises are occupied pursuant to a monthly lease with a non-affiliated person providing for an annual rental of $39,480. We consider these premises adequate for our existing operations.


         Our executive offices are located at 1122 Mainland Street, Suite 390, Vancouver, British Columbia V6B 5L1. Our telephone number is 604-682-1400, and our Internet address is WWW.SUITE101.COM.


ITEM 3 - LEGAL PROCEEDINGS:

         No legal proceedings are pending against us other than ordinary litigation incidental to our business, the outcome of which we believe will not have a material adverse effect on us.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders.

                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS:


         Our Common Stock has been quoted on the OTC Bulletin Board since December 30, 1998 under the symbol BOWG. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for our Common Stock for the period January 1, 1999 through March 8, 2000. Prior to December 30, 1998 there was no active market for the Company's Common Stock.


                                                               BID
                                        ------------------------------------------------
         CALENDAR QUARTER                       HIGH                    LOW
      ----------------------------------------------------------------------------------

        1998: Fourth Quarter                     $5.00                   $1.88

        1999: First Quarter                      $7.88                   $2.00

        1999: Second Quarter                    $11.31                   $3.25

        1999: Third Quarter                      $4.38                   $1.06

        1999:  Fourth Quarter                    $4.19                   $0.63

        2000:  First Quarter (through            $9.13                   $2.97
        March 8)


         The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On March 8, 2000, the closing bid quotation for the Common Stock, as reported on the OTC Bulletin Board was $7.63.

         As of March 30, 2000, we had approximately 85 shareholders of record.

         DIVIDEND POLICY


         We do not intend to pay any dividends on our Common Stock for the foreseeable future. Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:


GENERAL

         The following discussion and analysis of our financial condition or plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the related Notes appearing elsewhere in this Prospectus. This Prospectus contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere in this Prospectus.

OVERVIEW

         We are an Internet company engaged in the creation, operation and maintenance of a World Wide Web based community, known as Suite101.com, for Internet users to express themselves, share ideas, interests and expertise, and publish content accessible to other users with common interests. Our directory, the "Best-of-Web Guide" was started in 1996. We believe we were one of the first Internet sites to engage people rather than software (search engines) to find information on the Internet. At the end of December 1999, we have over 800 Web guides or "Contributing Editors" searching the Internet for the best resources in 818 topic areas.

         Since 1996, our Contributing Editors, who are typically enthusiasts with a passion for a particular topic, have created a topically organized directory with close to 27,000 hand-picked and personally reviewed links. In addition to compiling the directory, our Contributing Editors have also written over 21,500 searchable, archived articles and managed over 20,000 discussions in 818 topics ranging from hitch-hiking, through romance, to gardening.


         Our revenue model will concentrate on electronic commerce ("e-commerce"). Using a consensual marketing model, Suite101.com will offer participating enterprises ("eVendors" access to psycho-demographic information on suite101 Members who have consented to participate in the program. eVendors will then be asked to pay a fee to market their products or services directly to the participating Member. Revenue from these fees will be shared between suite101.com and its Members. Suite101.com intends to receive additional revenues by participating in completed transactions.

         We intend to realize revenue by sharing in the proceeds of e-commerce marketing and transaction fees. The marketing effort is expected to be a collaborative effort: our company, our Members and our eVendors. Our marketing plan is founded on the Member's consent, our role as custodian of the Members privacy and the eVendor's commitment to deliver competitive, quality goods and services on time. We currently intend to limit our involvement to facilitating the introduction of the buyer to the seller, the seller to the buyer. As custodian of the Members' psycho-demographic information in our Member-centric database, we intend to offer our eVendors a unique opportunity to market one-to-one to a very loyal and focused community.

         Unlike traditional marketing campaigns, which typically use print (newspapers, magazines and direct mail) or the electronic media (radio and television), our campaigns will direct marketing material to the Member's personal "HomePage" or personal Web site, significantly reducing the cost of reaching the consumer. The interactive nature of the Web and the ability to display attractive graphics and to facilitate Members "clicking" through directly to the eVendor's site, will enable us to present such offerings 24 hours a day, 7 days a week in a complete, dynamic and timely manner. The Internet's interactive properties and our dynamic software are, we believe, compelling reasons why consenting Members and eVendors will utilize our e-commerce program. Products and services will be marketed and the transaction will be completed online quickly and easily. This capability offers our Members electronic one-stop-shopping and our eVendors one-to-one contact with the consumer, our Member.

         As we grow, our operating expenses will increase in connection with our visitor and Member generation, brand marketing and eVendors promotional efforts, our increased funding of site development, technology and operating infrastructure, and the increased general and administrative staff needed to support our growth. We anticipate that we will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount and rates of growth in our net revenue from electronic commerce (e-commerce). We expect our operating expenses to increase significantly, especially in the areas of sales and marketing and brand promotion. We believe that period-to-period comparisons of our Member recruitment results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

         To date, we have entered into a limited number of license arrangements and strategic alliances in order to build our communities, provide community-specific content, generate additional traffic, and increase membership.

         We intend to continue to increase reach and membership and to seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites through which we can market our services.

STATEMENTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1999 AND 1998

During the year ended December 31, 1999, our sales were $1,925 compared with sales of $18,769 during 1998. The decrease resulted from a decision made by management to focus efforts on the development of the Suite101 community. Sales in 1999 were primarily attributable to software licensing revenues of i5ive.

Operating expenses also increased during the year ended December 31, 1999 to $1,687,850 from $396,057 during the year ended December 31, 1998. Expenses in 1999 primarily related to general and administrative expenses of i5ive resulting from increased Contributing Editor recruitment and additional employees. We pay each of our Contributing Editors between $15 and $28 per month. Additional expenses were also the result of purchases of computer hardware and member recruitment.

The loss from operations for the year ended December 31, 1999 was $1,685,925 compared with $377,288 during 1998.

Other income in 1999 was $137,496 compared with $3,521 in 1998. The increase was primarily the result of interest earned on higher cash balances carried in 1999.

Our net loss in 1999 was $1,548,429 compared with a net loss of $373,767 in 1998. The increased net loss was the result of our increased scale of operations and level of expenditures in 1999.


YEAR ENDED DECEMBER 31, 1998 AND 1997

During the year ended December 31, 1998, our sales were $18,769 compared with sales of $6,751 during 1997. The decrease resulted from the sale in March 1997 of our medical products business assets which left us without any operating revenues. Sales in 1998 were primarily attributable to software licensing revenues of i5ive.

Operating expenses also increased during the year ended December 31, 1998 to $396,057 from $258,255 during the year ended December 31, 1997. Expenses in 1998 primarily related to general and administrative expenses of i5ive resulting from increased Contributing Editor recruitment. We pay each of our Contributing Editors between $15 and $28 per month.

The loss from operations for the year ended December 31, 1998 was $373,767 compared with $247,881 during 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The report of our independent auditors on their audit of our financial statements as of December 31, 1999 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and, as of the date of their report, the lack of liquid resources. At December 31, 1999, our cash was $2,847,438. In February 2000, we realized gross proceeds of $4.5 million from the exercise of warrants issued in a 1999 private sale of securities. Also in February 2000, we realized gross proceeds of $2.5 million from a private sale of our securities. We anticipate expending a substantial portion of these funds in connection with entering into strategic alliances to promote the Suite101 community. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2000.

         We have promissory notes due on June 30, 2000 in the principal amount of $2.5 million issued in the February 2000 private sale of our securities. We anticipate repaying these notes together with accrued interest when due out of the proceeds from the possible exercise of outstanding common stock purchase warrants, the sale of other equity securities and out of our available cash.


         We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to enter into strategic alliances, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our e-commerce as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

         From our inception in April 1996 through June 30, 1998, Northfield Capital Corporation and 284085 BC Ltd., our principal shareholders, advanced to us the sums of $270,156 and $197,098, respectively, used for general corporate purposes and working capital. Such amounts accrued interest at the rate of 6.5% per annum. At the closing of the sale of i5ive shares to us, Northfield Capital Corporation and 284085 BC Ltd. converted these advances and accrued interest into an aggregate of 414,975 and 302,753 shares, respectively, of our Common Stock. Such shares of i5ive were exchanged for 1,969,057 and 1,436,565 shares, respectively, of our Common Stock or an effective purchase price, based on the amounts advanced by such persons through June 30, 1998, of approximately $0.14 per share of Common Stock.

         Subsequent to June 30, 1998, Northfield Capital Corporation and 284085 BC Ltd advanced or incurred additional liabilities on behalf of the Company aggregating $12,868 through December 31, 1998. Such amounts were repaid out of the private sale of securities.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this annual report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this prospectus regarding our plans and objectives of management com for our future operations, including plans or objectives relating to our products or services as well as other financial items. These statements appear, among other places, under the following captions: "Business of the Company", "Risk Factors", "Dividend Policy", and "Management's Discussion and Analysis of Financial Condition or Plan of Operation". Forward-looking statements made in this annual report include the assumptions made by management as to the future growth and business direction of the Internet, e-commerce through the facilities of the Internet and the role of Communities of Interest on the Internet. They also include our beliefs as to the importance of privacy to Members, their willingness to divulge certain demographic and psychographic information regarding themselves, to participate in our proposed marketing programs and plans, as well as our plans to improve the capabilities of our servers and facilities. We cannot assure you that our assumptions in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in growing our membership base as we plan or achieving any commercial advantage relative to other Internet companies. Our ability to realize revenues from the business plans discussed herein cannot be assured. If our assumptions are incorrect or our membership growth plans or plans to realize revenues fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your investment will be in jeopardy. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning below. They are also described in our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this prospectus and could adversely affect our financial condition and our ability to pursue our business strategy and plans.



                                  RISK FACTORS


         An investment in shares of our Common Stock involves a high degree of risk. You should consider the following factors, in addition to the other information contained in this annual report, in evaluating our business and proposed activities before you purchase any shares of our common stock. You should also see the "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1996" regarding risks and uncertainties relating to us and to forward looking statements in this annual report.

RISKS WE FACE ARISING OUT OF THE EARLY STAGE OF OUR BUSINESS


EARLY DEVELOPMENT STAGE


         We are in the early stage of developing our business plan and operations. We have realized no material revenues to date from our Internet operations activities. From April 1996 through December 31, 1999, our total revenues from our Internet operations activities were negligible. During that period, we accumulated losses of $2,305,760. We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will continue to incur net losses for the foreseeable future. The extent of our losses will be dependent, in part, on the amount and rates of our expenditures and growth in net revenue from e-commerce transactions. We expect our operating expenses to increase significantly, especially in the areas of visitor and

Member generation, brand marketing and e-commerce promotion. As a result, we will need to generate increased amounts of quarterly net revenue if we are to achieve profitability. We believe that period-to-period comparisons of our operating results will not be meaningful and that you should not rely on the results for any period as an indication of our future performance. To the extent that our net revenues do not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

         We are currently developing our business through efforts to attract visitors, Members and Contributing Editors to our Web-based community. At December 31, 1999, we had approximately 90,000 Members and had grown from 35 Contributing Editors in October 1996 to 818 in December 1999. During the month of December 1999, our site received approximately 9.1 million page views. We cannot assure you that such growth rates are sustainable. Our business plan is to continue to expand our numbers of visitors, Members and Contributing Editors in an effort to reach a sufficient level of critical mass as well as to continue to improve and enhance our site infrastructure through the introduction of improved technology. We have not expended significant efforts to date to realize revenues. Currently, we have ten full-time employees. Accordingly, there can be no assurance that our business plan can be successfully developed or that we will realize any material revenues.



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


          - The lack of broad acceptance of the community concept on the Internet

          - The possibility that the Internet will fail to achieve broad acceptance as a commercial medium

          -    The lack of acceptance by consumers of e-commerce

          - Our ability to attract visitors, or retain Members and Contributing Editors

          - Our inability to generate significant e-commerce-based revenues from our eVendors and Members

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

The report of our independent auditors on their audit of our financial statements as of December 31, 1999 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and, as of the date of their report, the lack of liquid resources. At December 31, 1999, our cash was $2,847,438. In February 2000, we realized gross proceeds of $4.5 million from the exercise of warrants issued in a 1999 private sale of securities. Also in February 2000, we realized gross proceeds of $2.5 million from a private sale of our securities. We anticipate expending a substantial portion of these funds in connection with entering into strategic alliances to promote the Suite101 community. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2000. We have promissory notes due on June 30, 2000 in the principal amount of $2.5 million issued in the February 2000 private sale of our securities. We anticipate repaying these notes together with accrued interest when due out of the proceeds from the exercise of outstanding common stock purchase warrants, the sale of other equity securities and out of our available cash. We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services.

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

RISKS WE FACE ARISING OUT OF THE NATURE OF THE INTERNET


GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by U.S. and Canadian federal, state, provincial, local and foreign governmental organizations. It is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy, user screening to prevent inappropriate uses of the Internet by, for example, minors or convicted criminals, taxation, infringement, pricing, content regulation, quality of products and services and intellectual property ownership and infringement. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could, in turn, decrease the demand for our community, increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

         In addition, a number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities. The U.S. Congress enacted the Internet Tax Freedom Act on October 21, 1998 which imposes a national moratorium in the United States on state and local taxes on Internet access services, on-line services, and multiple or discriminatory taxes on electric commerce effective October 1, 1998 and ending three years after its enactment. There can be no assurance that, once such moratorium is lifted, some type of U.S. federal and/or state taxes will be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of commerce on the Internet and. As a result, our opportunity to derive financial benefit from these activities may be adversely affected.

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

         Due to the global nature of the Web, it is possible that, although our transmissions over the Internet originate primarily in British Columbia, Canada, the governments of various states in the United States and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate such laws or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on our business, results of operations and financial condition.

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

         In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use. We could also be exposed to liability with respect to the offering of third party content that may be accessible through our Web site, or through content and materials that may be posted by Members on their personal Web sites or chat rooms, or on-line discussions offered by us. Such claims might include, among others, that by directly or indirectly hosting the personal Web sites of third parties, we are liable for copyright or trademark infringement, or other wrongful actions by such third parties through such Web sites.

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


CONTROL BY DIRECTORS, EXECUTIVE OFFICERS, NORTHFIELD CAPITAL CORPORATION AND 284085 BC LTD.

         As of February 29, 2000, two of our Directors and Northfield Capital Corporation, and their respective affiliates, in the aggregate, beneficially owned approximately 4,368,272 shares or 34.8% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.





NO ACTIVE PRIOR PUBLIC MARKET FOR COMMON STOCK; POSSIBLE VOLATILITY OF STOCK
PRICE

         Prior to the closing of our transaction with i5ive, there was no active public market for our Common Stock. Since December 30, 1998, our Common Stock has been quoted on the OTC Bulletin Board. There can be no assurance that an active trading market for our Common Stock will be sustained or that the market price of our Common Stock will not decline based upon market or other conditions. The market price may bear no relationship to our revenues, earnings, assets or potential and may not be indicative of our future business performance. The trading price of our Common Stock has been and can be expected to be subject to wide fluctuations in response to variations in our quarterly results of operations, the gain or loss of significant strategic relationships, unanticipated delays in our development, changes in estimates by analysts, announcements of technological innovations or new solutions by us or our competitors, general conditions in the technology and Internet sectors and in Internet-related industries, other matters discussed elsewhere in this Prospectus and other events or factors, many of which are beyond our control.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Sales of significant amounts of our Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of our Common Stock or the future ability of the Company to raise capital through an offering of its equity securities. We had, as of February 29, 2000, 13,048,724 shares of common stock outstanding. Of such shares, 4,408,272 shares were held by Directors of the Company, 284085 BC Ltd. and Northfield Capital Corporation. Substantially all of such shares are "restricted securities" as such term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. We believe that approximately 8,640,452shares of our Common Stock may be transferred freelyunder U.S. Federal securities laws. The sale of those shares or the perception that such sales will or could occur could materially and adversely affect the market price for our Common Stock.

ITEM 7 - FINANCIAL STATEMENTS:

         The response to this Item is included in a separate section of this report. See page F-1.



ITEM 8 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:


         We terminated the engagement of our prior accounting firm, Raimondo Pettit Group, on January 25, 1999. Our Board of Directors recommended the change in accountants. During our two fiscal years ended December 31, 1998 and any subsequent interim period preceding Raimondo Pettit Group's dismissal, there were no disagreements with Raimondo Pettit Group on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Raimondo Pettit Group, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         Except for the explanatory paragraph relating to substantial doubt existing about our ability to continue as a going concern, the audit reports of Raimondo Pettit Group on our financial statements as of and for the two years ended December 31, 1997, did not contain an adverse opinion or a disclaimer of an opinion, nor were they qualified or modified as to audit scope, or accounting principles.

         During our two fiscal years ended December 31, 1998 and any subsequent interim period preceding Raimondo Pettit Group's dismissal, none of the events referred to in Item 304(a)(1)(v) of Regulation S-K has occurred.

         Our newly engaged independent accountants are N.I. Cameron Inc. N.I. Cameron Inc. was engaged by us on January 25, 1999. During our two most recent fiscal years and any subsequent interim period prior to the engagement of N.I. Cameron Inc., neither we nor anyone on our behalf consulted N.I. Cameron Inc. regarding the matters referred to in Item 304(a)(2) of Regulation S-K.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:




Our Directors and Executive Officers and their ages are as follows:


                  NAME                      AGE                            EMPLOYMENT HISTORY
-------------------------------------- ---------- ------------------------------------------------------------------
    Peter L. Bradshaw                    65         Mr. Bradshaw, a co-founder of i5ive, has been the Chairman of the Board, chief executive officer and a Director of
                                                    i5ive since April 1996 and of our company since December
                                                    10, 1998. From April 1993 to April 1996, he was a Director
                                                    of Mobile Data Solutions, Inc. ("MDSI"), including Chairman of the Board from April 1993 to December 1995. MDSI
                                                    develops and markets computer aided mobile (wireless)
                                                    resource management software. Its shares of common stock
                                                    are traded on the Nasdaq SmallCap Market.

                                                    From May 1998 to August 1998, he was Chief Executive
                                                    Officer and from July 1997 to the present, he has been
                                                    Chairman of the Board of eDispatch.com Wireless Data, Inc
                                                    (formerly InStep Mobile Communications, Inc.)
                                                    ("eDispatch.com"), which also develops and markets computer aided mobile (wireless) resource management software.
                                                    Commencing in September 1996 through January 1998, he was
                                                    Director of Unitec International Controls Corp.

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

    Julie M. Bradshaw                      36       Ms. Bradshaw, a co-founder of i5ive, has been a Director of
                                                    i5ive since April 1996 and a Director of



                                                    our company since December 10, 1998. Prior to April 1996, she attended the University of Paris, Sorbonne and the University
                                                    of British Columbia. In 1992, Ms. Bradshaw earned her BA degree from the University of British Columbia with a major in French
                                                    Literature. Ms. Bradshaw is the daughter of Peter L. Bradshaw.


    Mitchell G. Blumberg                   56       Mr. Blumberg was elected a Director of our company in
                                                    February 1999. He has been, since June 1994, engaged as a
                                                    film producer and talent manager in Los Angeles, California initially with Blumberg Productions and thereafter with
                                                    Blumberg Productions and Management. Prior to June 1994, he
                                                    was an Executive Vice President of RKO Pictures, Inc. Mr.
                                                    Blumberg is also a Director of eDispatch.com. Mr. Blumberg holds undergraduate and law degrees from the University of
                                                    Pennsylvania, and an MBA from Harvard University.

    Alfred J. Puchala, Jr.                 38       Mr. Puchala was elected a Director of our company in April
                                                    1999. Mr. Puchala is a Managing Partner of Signal Equity
                                                    Partners, LLC and a Principal of New York-based Signal
                                                    Capital Partners, LP, positions he has held since April
                                                    1996 and June 1998, respectively. From April 1989 to April
                                                    1996, he was employed by Lazard Freres & Co. LLC, most
                                                    recently as a Vice President. Mr. Puchala has a BA degree
                                                    from Yale University, a JD degree from Georgetown
                                                    University and a M. Econ. degree from New York University.



Each of Mr. Bradshaw, Ms. Bradshaw, Mr. Blumberg and Mr. Puchala will serve as Directors until our annual meeting of stockholders in 2000 and the election and qualification of his or her successor.

EXECUTIVE AND DIRECTOR COMPENSATION

DIRECTOR AND OFFICER SECURITIES REPORTS

         The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 1999.


ITEM 10 - EXECUTIVE COMPENSATION:


         During the year ended December 31, 1999, none of our officers or Directors received compensation for serving in that capacity. Mr. Peter L. Bradshaw is currently receiving compensation at the rate of (US) $72,000 per annum.

         Our Directors do not receive any cash compensation for serving in that capacity; however, they are reimbursed for their out-of-pocket expenses in attending meetings. Pursuant to the terms of our 1998 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board. In addition, on the date of each annual stockholder meeting, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 5,000 shares. Each such option has a term of five years, subject to earlier termination following such persons cessation of Board service, and is subject to certain vesting provisions.

From time to time, we use consultants to assist us, and we plan to compensate them by the issuance of options to them.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of February 29, 2000. As of February 29, 2000, we had 13,048,724 shares of Common Stock outstanding.


Name and Address of Beneficial Owner (1)         Number of Shares Beneficially      Percentage of Outstanding Common
                                                            Owned(2)                             Stock
---------------------------------------------- ----------------------------------- -----------------------------------
Peter L. Bradshaw                                          1,436,565 (3)                         11.4%

Julie M Bradshaw                                             807,571                              6.4%

Mitchell G. Blumberg                                          75,000 (4)                          0.6%
833 Moraga Drive - #12
Los Angeles, CA  90049

Alfred J. Puchala, Jr.                                       135,000 (5)                          1.1%
Signal Partners, LLC
10 East 53rd Street
New York, NY  10022

Northfield Capital Corporation                             2,124,136                             16.9%
350 Bay Street, Suite 1100
Toronto, Ontario, Canada M5H 2S6

284085 B.C. Ltd.
1122 Mainland Street - suite 390
Vancouver, BC, Canada V6B 5L1                              1,436,565                             11.4%

All officers and directors as a group
   (4 persons)                                             2,454,136                             19.3%


--------------------------------
(1) Unless otherwise indicated, the address of such person is c/o the Company.

(2) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following February 29, 2000.

(3) Shares held by 284085 B.C. Ltd. of which Mr. Bradshaw is an officer, Director and principal shareholder.

(4) Shares issuable on exercise of options.

(5) Includes 60,000 shares of Common Stock and options to purchase 75,000 shares of Common Stock.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:


         In April 1996, i5ive issued an aggregate of 100 Class A common shares to Northfield Capital Corporation and 284085 BC Ltd. for an aggregate purchase price of $73.

          From its inception in April 1996 through June 30, 1998 Northfield Capital Corporation and 284085 BC Ltd. advanced to i5ive the sums of $270,156 and $197,098 used for general corporate purposes and working capital. Such amounts accrued interest at the rate of 6.5% per annum. At the closing of the sale of the i5ive shares to Suite101, Northfield Capital Corporation and 284085 BC Ltd. converted these advances and accrued interest into an aggregate of 414,975 and 302,753 shares, respectively, of i5ive. Such shares of i5ive were exchanged for 1,969,057 and 1,436,565 shares, respectively, of our Common Stock or an effective purchase price, based on the amounts advanced by such persons through June 30, 1998, of approximately $0.14 per share of our Common Stock.

          Subsequent to June 30, 1998, Northfield Capital Corporation and 284085 BC Ltd. advanced or incurred additional liabilities on behalf of i5ive aggregating $92,721 through November 30, 1998. Such amounts were repaid out of the proceeds of a private sale of our securities completed in April, 1999.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:


          EXHIBIT                                                   DESCRIPTION
----------------------------     ----------------------------------------------------------------------------------
            3.1                  Certificate of Incorporation of the Registrant, as amended.
            3.2                  Bylaws of the Registrant, as amended. (1)
            3.3                  Certificate  of  Amendment  filed with the State of Delaware on November 25, 1998.
                                 (3)
            3.4                  Certificate of Amendment filed with the State of Delaware on December 4, 1998(3)
            4.1                  Specimen stock certificate of the Registrant. (1)
           10.1                  Restated 1993 Stock Incentive Plan. (1)
           10.2                  1994 Directors Stock Option Plan. (1)
           10.3                  1994 Stock Option Plan. (1)
           10.4                  1993 Stock Incentive Plan. (1)
           10.5                  Form of  Indemnification  Agreement  between the  Registrant  and its officers and directors. (1)
           10.6                  Stock Purchase and Option Agreement dated July 17, 1995 between the Registrant and
                                 Ballard Medical Products, including all exhibits thereto. (2)
           10.7                  Amendment  dated  November 18, 1998 to Purchase  Agreement  among  Registrant  and
                                 Northfield Capital Corporation, 284085 B.C. Ltd. and i5ive communications inc. (3)
           10.8                  Amendment  dated  December  1, 1998 to Purchase  Agreement  among  Registrant  and
                                 Northfield Capital Corporation, 284085 B.C. Ltd. and i5ive communications inc. (3)
           10.9                  Amendment  dated  December  3, 1998 to Purchase  Agreement  among  Registrant  and
                                 Northfield Capital Corporation, 284085 B.C. Ltd. and i5ive communications inc. (3)
          10.10                  1998 Stock Incentive Plan. (3)
           21.0                  Subsidiaries of the Registrant

          EXHIBIT                                                   DESCRIPTION
----------------------------     ----------------------------------------------------------------------------------

           Name                            State or Jurisdiction of Incorporation
----------------------------     ------------------------------------------------------------
 i5ive communications Inc.                        British Columbia, Canada

             23                  Consent of experts and counsel:
             23.1                Consent of N.I. Cameron, Inc.
             27.0                Financial Data Schedule

--------------------------

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


                                            SUITE101.COM, INC.

                                      BY:   /s/ Peter L. Bradshaw
                                            ---------------------------------
                                            PETER L. BRADSHAW, PRESIDENT


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


SIGNATURE                                   TITLE                                       DATE
---------                                   -----                                       ----
 /s/Peter L. Bradshaw                       President (Principal                        March 28,2000
------------------------------         Executive Officer and Director)
Peter L. Bradshaw



 /s/ Julie M. Bradshaw                               Director                           March 28,2000
------------------------------
Julie M. Bradshaw


 /s/ Mitchell G. Blumberg                            Director                           March 28,2000
------------------------------
Mitchell G. Blumberg

/s/ Alfred J. Puchala, Jr.                           Director                           March 28,2000
------------------------------
Alfred J. Puchala, Jr.

                                SUITE101.COM INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998



INDEPENDENT AUDITORS' REPORT                                               F-2

FINANCIAL STATEMENTS
         Consolidated Balance Sheet                                        F-3
         Consolidated Statements of Operations                             F-4
         Consolidated Statements of Changes in
               Stockholders' Equity (Deficit)                              F-5
         Consolidated Statement of Cash Flows                              F-6
         Notes to Consolidated Financial Statements                F-7 to F-14

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Suite101.com Inc.


We have audited the accompanying consolidated balance sheets of Suite101.com Inc. as of December 31, 1999 and December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced accumulated losses and has had no material revenue producing operations to date. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or to merge with a revenue producing venture partner. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                          /s/ N.I. Cameron Inc.
VANCOUVER, B.C.                                           CHARTERED ACCOUNTANTS
March 14, 2000

                                SUITE101.COM INC.
                           CONSOLIDATED BALANCE SHEET
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                     ASSETS
                                                                                1999           1998
                                                                            -----------    -----------
CURRENT ASSETS
     Cash                                                                   $ 2,847,438    $    10,544
     Accounts receivable                                                         27,241          5,129
     Income taxes recoverable                                                      --            1,020
     Prepaid expenses                                                            38,664           --
                                                                            -----------    -----------
                                                                              2,913,343         16,693
                                                                            -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 3)
     Computer equipment                                                         173,004         47,159
     Furniture and fixtures                                                      12,774            688
     Leasehold improvements                                                      11,845         16,495
                                                                            -----------    -----------
                                                                                197,623         64,342
     Less:  accumulated amortization                                             51,907         29,222
                                                                            -----------    -----------
                                                                                145,716         35,120
                                                                            -----------    -----------

TOTAL ASSETS                                                                $ 3,059,059    $    51,813
                                                                            -----------    -----------
                                                                            -----------    -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                                                       $    88,688    $   126,338

DUE TO STOCKHOLDERS                                                                --          193,691
DUE TO AFFILITATED COMPANIES                                                       --           42,623
                                                                            -----------    -----------
TOTAL LIABILITIES                                                                88,688        362,652
                                                                            -----------    -----------

CAPITAL STOCK (Notes 5, 6 and 10)
     Authorized:
         40,000,000 common shares with a par value of $0.001 each
     Issued:
         12,061,837 common shares                                                12,062         10,062
DEFERRED COMPENSATION                                                           (99,792)          --
ADDITIONAL PAID-IN CAPITAL                                                    5,354,504        386,261
DEFICIT                                                                      (2,305,760)      (757,331)
EQUITY ADJUSTMENT FROM FOREIGN
     CURRENCY TRANSLATION                                                         9,357         50,169
                                                                            -----------    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          2,970,371       (310,839)
                                                                            -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $ 3,059,059    $    51,813
                                                                            -----------    -----------
                                                                            -----------    -----------

COMMITMENTS AND SUBSEQUENT EVENTS (NOTE 10)


  The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                      1999            1998
                                                  ------------    ------------
SALES                                             $      1,925    $     18,769
                                                  ------------    ------------

OPERATING EXPENSES
     General and administrative                      1,443,790         396,057
     Marketing                                         244,060            --
                                                  ------------    ------------
                                                     1,687,850         396,057
                                                  ------------    ------------
LOSS FROM OPERATIONS                                (1,685,925)       (377,288)
                                                  ------------    ------------

OTHER INCOME (EXPENSES)
     Other income, net                                 145,626           3,521
     Loss on disposal of leasehold improvements         (8,130)           --
                                                  ------------    ------------
                                                       137,496           3,521
                                                  ------------    ------------
NET LOSS                                          $ (1,548,429)   $   (373,767)
                                                  ------------    ------------
                                                  ------------    ------------
INCOME (LOSS) PER SHARE
     Basic and Diluted                            $      (0.13)   $      (0.10)
                                                  ------------    ------------
                                                  ------------    ------------

     Average common shares outstanding              11,502,387       3,825,020
                                                  ------------    ------------
                                                  ------------    ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
            CONSOLIDATED OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                                                             Equity
                                                                                            Adjustment
                                                                                              From                        Total
                                                               Additional                    Foreign                   Stockholders'
                                        Common Stock            Paid-in        Deferred      Currency     Accumulated     Equity
                                     Shares       Amount        Capital      Compensation   Translation     Deficit      (Deficit)
                                  -----------  -----------   -------------  --------------  -----------  -------------  -----------
Balances, January 1, 1998                 100  $        73   $        --    $         --    $    13,347  $    (383,564) $  (370,144)

Capitalization of stockholder
     loans (Note 5)                   717,703      468,078            --              --           --             --        468,078

Adjustment of shares to reflect
     capital  stock as of date
     reverse takeover               5,937,863     (461,495)        461,495            --           --             --           --

Issuance of shares to effect
      reverse takeover (Note2)      3,405,622        3,406            --              --           --             --          3,406

Cost of reverse takeover (Note 2)        --           --           (75,234)           --           --             --        (75,234)

Net loss for the year ended
     December 31, 1998                   --           --              --              --           --         (373,767)    (373,767)

Translation adjustments for
     the year ended
     December 31, 1998                   --           --              --              --         36,822           --         36,822

                                  -----------  -----------   -------------  --------------  -----------  -------------  -----------
Balances, December 31, 1998        10,061,288       10,062         386,261            --         50,169       (757,331)    (310,839)

Private placement                   2,000,000        2,000       4,834,250            --           --             --      4,836,250

Stock options exercised                   549         --               823            --           --             --            823

Stock options issued to
     non-employees                       --           --           133,170        (133,170)        --             --           --

Stock compensation vested                --           --              --            33,378         --             --         33,378

Net loss for the year ended
     December 31, 1999                   --           --              --              --           --       (1,548,429)  (1,548,429)

Translation adjustments for
     the year ended
     December 31, 1999                   --           --              --              --        (40,812)          --        (40,812)
                                  -----------  -----------   -------------  --------------  -----------  -------------  -----------

Balances, December 31, 1999        12,061,837  $    12,062   $   5,354,504  $      (99,792) $     9,357  $  (2,305,760) $ 2,970,371
                                  -----------  -----------   -------------  --------------  -----------  -------------  -----------
                                  -----------  -----------   -------------  --------------  -----------  -------------  -----------


  The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                                                     1999           1998
                                                                                 -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACITIVITIES
     Net loss                                                                    $(1,548,429)   $  (373,767)
     Adjustment to reconcile net loss to net cash used in operating activities
         Loss on disposition of leasehold improvements                                 8,130             --
         Amortization                                                                 29,352             --
         Stock-based compensation                                                     33,378         13,392
                                                                                 -----------    -----------
                                                                                  (1,477,569)      (360,375)
     Changes in operating assets and liabilities
         Accounts receivable                                                         (21,307)         1,602
         Prepaid expenses and deposits                                               (38,394)            --
         Accounts payable and accrued expenses                                       (40,752)       113,611
         Income taxes                                                                  1,020         (1,020)
                                                                                 -----------    -----------

     Net cash used in operating activities                                        (1,577,002)      (246,182)
                                                                                 -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of capital assets                                                     (143,495)        (7,763)
                                                                                 -----------    -----------

     Net cash used in operating activities                                          (143,495)        (7,763)
                                                                                 -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Advances from (to) stockholders                                                (198,664)      (124,408)
     Advances from (to) affiliated companies                                         (43,091)       (23,523)
     Shares issued to effect reverse takeover                                             --          3,406
     Cost of reverse takeover                                                             --        (75,234)
     Proceeds from issuance of common stock and warrants                           4,837,073        468,078
                                                                                 -----------    -----------

     Net cash provided by financing activities                                     4,595,318        248,319
                                                                                 -----------    -----------

EFFECT OF EXCHANGE RATES ON CASH                                                     (37,927)        17,748
                                                                                 -----------    -----------

NET INCREASE IN CASH                                                               2,836,894         12,122

CASH (DEFICIENCY) AT BEGINNING OF YEAR                                                10,544         (1,578)
                                                                                 -----------    -----------

CASH AT END OF YEAR                                                              $ 2,847,438    $    10,544
                                                                                 -----------    -----------
                                                                                 -----------    -----------



  The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998



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

         GOING CONCERN

         The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At December 31, 1999, the Company had accumulated $2,305,760 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raises doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc., a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at December 31, 1999, there were no operations in Endovascular, Inc.


2.       BUSINESS ACQUISITION BY WAY OF REVERSE TAKEOVER

         By an agreement which was completed on December 8, 1998, the Company acquired all the issued and outstanding shares of i5ive for consideration by the issuance of 3,405,622 common shares of the Company. The issuance of these shares and the concurrent transfer of 2,500,000 previously-issued shares to the former stockholders of i5ive resulted in control of these companies being acquired by the former stockholders of i5ive. The business combination was accounted for as a reverse takeover whereby the consolidated financial statements are issued under the name of the Company but described in the notes and elsewhere as a continuation of i5ive and not the Company. The legal capital structure remains that of the Company but the stockholders' deficit of i5ive replaced the stockholders' deficit of the Company.

                               SUITE101.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND DECEMBER 31, 1998



2.       BUSINESS ACQUISITION BY WAY OF REVERSE TAKEOVER (CONTINUED)

         The cost of the purchase has been based on the par value of the issued shares of the legal parent. The cost of the purchase has been allocated to the assets and liabilities of the legal parent as follows:

                  Cost of purchase                                              $    3,406
                  Less: Assets                                                     (1,114)
                  Add:  Liabilities                                                 72,942
                                                                                 ---------

                  Unallocated purchase price                                      $ 75,234
                                                                                 ---------
                                                                                 ---------

         The unallocated purchase price has been treated for accounting purposes as a reduction of additional paid-in capital and not to goodwill. The cost is associated with publicly listing shares and not with any business associated with the Company.


3.       SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment by management.

         The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

         (a)      PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are capitalized at original cost and amortized over their estimated useful lives at the following annual bases and rates:

                     Computer equipment              30% declining balance
                     Furniture and fixtures          20% declining balance
                     Leasehold improvements          20% straight-line

                  One-half the normal amortization is taken in the year of acquisition.

                                SUITE101.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998



3.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (b)      RESEARCH AND DEVELOPMENT

                  Research and development costs are expensed as incurred.

         (c)      FOREIGN EXCHANGE

                  Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at December 31, 1999 and December 31, 1998 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:


                  (equivalent CDN $ per U.S.$)                         1999             1998
                                                                       ---------------------
                  December 31 rate                                     .6929            .6522

                  Average rate for the year                            .6731            .6743

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

                                SUITE101.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998



3.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


4.       RELATED PARTY TRANSACTIONS

         The Company has incurred salaries and consulting fees of $128,174 (1998 - $28,319) to three directors of the Company.


5.       CAPITAL STOCK

         (a) In December, 1998, i5ive issued 717,703 common shares to eliminate debt to stockholders of $468,078.

         (b) In December, 1998, 3,405,622 shares were issued for the purchase of i5ive (see Note 2).

         (c) In April, 1999, the Company completed a private placement of 1,000,000 units for $5,000,000. Each unit was comprised of two common shares and one warrant entitling the holder to purchase an additional common share for $4.50 on or before February 29, 2000. The Company incurred $163,750 in expenses concerning this share issuance and issued 15,000 warrants entitling the holder to purchase an additional common share for $5.50 on or before February 29, 2002.

                  Subsequent to December 31, 1999, all 1,000,000 warrants were exercised to net the Company $4,500,000.

         (d) During the year ended December 31, 1999, the Company issued 549 common shares for total proceeds of $823 upon exercise of stock options (See Note 6).

                                SUITE101.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998


6.       STOCK OPTIONS

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN

         In December, 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"). The Plan was adopted by the Board of Directors of the Company and was subject to approval by the stockholders of the Company within twelve months of the date the Board of Directors adopted the Plan. This approval was obtained on June 11, 1999. Under the Plan, 1,200,000 shares of common stock have been reserved for issuance on exercise of options granted under the Plan.

         On the date of the closing of the transaction with i5ive, outstanding options granted under i5ive's 1998 Stock Incentive Plan were assumed by the Company under the Plan and no further option grants will be made under i5ive's Plan. The assumed options have substantially the same terms, subject to anti-dilution adjustment, as are in effect for grants made under the Company's Plan.

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

         The following is a table of stock options under the Plan as at December 31, 1999:


                                                                                                                        Balance
           Option        Expiry         Vesting          Balance        Granted                        Balance        Exercisable
          Exercise        Date           Date         December 31,      During     Exercised (E)    December 31,     December 31,
           Price       (mm/dd/yy)     (mm/dd/yy)          1998         the Year    Cancelled (C)        1999             1999
        ------------- ------------- ---------------- ---------------- ------------ --------------- ---------------- ----------------
        ------------- ------------- ---------------- ---------------- ------------ --------------- ---------------- ----------------
        1.50          12/04/03      12/04/99                 278,207            -         549 (E)          245,879          245,879
                                                                                -      31,779 (C)                -                -
        1.50          12/04/03      12/04/00                  54,903            -      16,735 (C)           38,168                -
        3.34          02/23/04      (1/3) 02/23/00                 -       50,000               -           50,000                -
                                    (1/3) 02/23/01
                                    (1/3) 02/23/02
        6.38          04/27/04      (1/3) 04/27/00                 -       50,000               -           50,000                -
                                    (1/3) 04/27/01
                                    (1/3) 04/27/02
        4.13          06/11/04      06/11/00                       -       10,000               -           10,000                -
        1.50          10/25/05      (1/2) 10/25/00                 -      100,000               -          100,000                -
                                    (1/2) 10/25/01
        1.50          11/13/04      11/13/99                       -      137,900               -          137,900          137,900
        1.50          11/13/04      11/13/00                       -      762,850               -          762,850                -

                                SUITE101.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998


6.       STOCK OPTIONS

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         In addition, the Company issued the following options after December 31, 1999:


           Number                       Expiry           Vesting
             of         Exercise         Date             Date
          Options        Price        (mm/dd/yy)       (mm/dd/yy)
        ------------- ------------- ---------------- ----------------
        70,000        3.53          01/31/05                01/31/01
        4,000         3.53          01/31/02          (1/2) 01/31/00
                                                      (1/2) 01/31/01
        50,000        3.56          01/06/05                01/06/01
        100,000       7.00          02/15/05                02/15/01

         As the number of options issued exceeds the 1,200,000 approved by the stockholders under the Plan, the additional options are conditioned upon an amendment to the plan to increase the number of shares issuable on exercise of options to 2,400,000, adopted by the Board of Directors on November 13, 1999, receiving stockholders' approval.

         The above options are granted for services provided to the Company. Of the above options, the 100,000 granted on October 25, 1999 are to non-employees and the fair value of $99,750 has been reflected on the financial statements as required by SFAS 123. This fair value was determined using the Black-Scholes model with the following assumptions used: risk-free rate was 5%, expected volatility of 272%, an expected option life of 5 years and no expected dividends.

         The remaining options issued were to officers, directors and employees. As the options were granted at exercise prices based on the market price of the Company's shares at the dates of the grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and net income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. The fair value of the employees' purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions used for options: risk-free rate was 5.0%, expected volatility of 272% for the $1.50 options and 50% for others, an expected option life of 5 years and no expected dividends.

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the year ended December 31, 1999 would have been as follows:


                  Net loss
                           As reported                   $ (1,548,429)
                           Pro forma                     $ (1,855,497)
                  Basic net loss per share
                           As reported                   $ (0.13)
                           Pro forma                     $ (0.16)

                                SUITE101.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998




7.       INCOME TAXES

         At December 31, 1999, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $800,000 less a valuation allowance of $800,000. The valuation allowance on deferred tax assets increased by $500,000 and $135,300 during 1999 and 1998, respectively.

         At December 31, 1998, the Company had net operating loss carryfowards for Canadian tax purposes of approximately $1,650,000. These carryforwards begin to expire in 2003.

         At December 31, 1999, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $215,000 less a valuation allowance of $215,000. The valuation allowance on deferred tax assets increased by $215,000 during 1999. The Company has approximately $500,000 available in operating loss carryfowards, which may be carried forward and applied against U.S. operating income. During the year ended December 31, 1998, the Company's previous U.S. loss carryfowards were eliminated due to a change in control of the Company and the change in the Company's operations.


8.       EARNINGS PER SHARES (EPS)

         Earnings per share for the years ended December 31, were computed as follows:


                                                               1999                1998
                                                           ------------        ------------
             Net loss                                      $ (1,548,429)       $   (373,767)
             Weighted average common shares outstanding      11,507,387           3,825,020
                                                           ------------        ------------

             Basic and diluted EPS                         $      (0.13)       $      (0.10)
                                                           ------------        ------------
                                                           ------------        ------------


9.       FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments consist of cash, accounts receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

                                SUITE101.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998



10.      COMMITMENTS AND SUBSEQUENT EVENTS

         (a) On March 23, 1999, the Company entered into a twelve-month agreement with a consultant which provided for fees of $5,000 per month. In addition, the consultant was issued a one-year warrant to purchase 50,000 shares of common stock at a price of $3.06 per share. This warrant has been valued at $33,420 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements. Subsequent to December 31, 1999, this agreement was amended to increase the fees to $20,900 for the six-month period beginning August 23, 1999, extend the period of services by six-months, and to issue a warrant to purchase 25,440 shares of common stock of the Company at a price of $5.50 per shares expiring February 28, 2002.

         (b) Subsequent to December 31, 1999, the Company entered into a one-year agreement with a consultant. The consultant was issued a warrant to purchase 14,000 shares of common stock of the Company at a price of $5.50 per share, expiring on January 15, 2001.

         (c) The Company has entered into a consulting agreement with a director, which provides for monthly payments of $5,000 until June 30, 2000.

         (d) Subsequent to December 31, 1999, the Company completed a private placement of 250 units. Each unit consists of a $10,000, 8% note payable due June 30, 2000 and warrants to purchase 2,500 shares. Each warrant entitles the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter.

11.      COMPREHENSIVE INCOME (LOSS)


                                                             1999           1998
                                                         -----------    -----------
         Net loss as reported                            $(1,548,429)   $  (373,767)
         Add (deduct)
              Foreign currency translation adjustments       (40,812)        36,822
                                                         -----------    -----------
         Comprehensive Income (Loss)                     $(1,589,241)   $  (336,945)
                                                         -----------    -----------
                                                         -----------    -----------
         Accumulated other comprehensive income
              Foreign currency translation adjustments
                  Balance at beginning of year           $    50,169    $    13,347
                  Change during the year                     (40,812)        36,822
                                                         -----------    -----------
                  Balance at end of year                 $     9,357    $    50,169
                                                         -----------    -----------
                                                         -----------    -----------