Form 10QSB
period 2000-03-31
SUITE 101 COM INC
filed 2000-05-15
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000; or

     /_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES  X   NO
                            ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                            Outstanding at May 10, 2000
      -----------------------                   ---------------------------
      COMMON STOCK, PAR VALUE                          13,155,046
         $.001 PER SHARE


                  Transitional Small Business Disclosure Format

                             YES / /         NO /X/

                               SUITE 101.COM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


PART I   FINANCIAL INFORMATION                                           PAGE NO.
Item 1.  Financial Statements                                               3

         Independent Accountants' Report                                    3

         Consolidated Balance Sheets -- March 31, 2000 and                  4
         March 31, 1999

         Consolidated Statements of Operations -- Three Months              5
         Ended March 31, 2000 and March 31, 1999

         Consolidated Statements of Cash Flows - Three Months               6
         Ended March 31, 2000 and March 31, 1999

         Notes to Consolidated Financial Statements --                     7-17
         March 31, 2000 and March 31, 1999


Item 2.  Management's Discussion and Analysis or Plan of Operation        18-37


PART II  OTHER INFORMATION                                                  38

Item 2.  Changes In Securities                                              38

Item 6.  Exhibits and Reports on Form 8-K                                   38

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SUITE101.COM, INC.
VANCOUVER, B.C., CANADA


We have reviewed the accompanying consolidated balance sheet of SUITE101.COM, INC. and subsidiaries as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.


                                           /s/  N.I. Cameron Inc.


VANCOUVER, B.C.                            CHARTERED ACCOUNTANTS
May 9, 2000

                               SUITE101.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                       (EXPRESSED IN U.S. DOLLARS)
                                                                         MARCH 31,       MARCH 31,
                                                                           2000            1999
                                                                       ------------    ------------
                                                                                          (NOTE 1)
CURRENT ASSETS
     Cash                                                              $  9,321,525    $  2,514,556
     Accounts receivable                                                    233,260           3,784
     Income taxes recoverable                                                  --             1,020
     Prepaid expenses                                                        74,916          12,500
                                                                       ------------    ------------
                                                                          9,629,701       2,531,860
                                                                       ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 4)
     Computer equipment                                                     184,096          51,099
     Furniture and fixtures                                                  13,655             700
     Leasehold improvements                                                  11,795          16,764
                                                                       ------------    ------------
                                                                            209,546          68,563
     Less:  accumulated amortization                                         62,551          32,662
                                                                       ------------    ------------
                                                                            146,995          35,901
                                                                       ------------    ------------

TOTAL ASSETS                                                           $  9,776,696    $  2,567,761
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable (Note 10)                                           $  2,500,000    $       --
     Accounts payable                                                       154,913         119,896
                                                                       ------------    ------------
                                                                          2,654,913         119,896
DUE TO STOCKHOLDERS                                                            --           449,970
DUE TO AFFILIATED COMPANIES                                                    --            23,591
                                                                       ------------    ------------
TOTAL LIABILITIES                                                         2,654,913         593,457
                                                                       ------------    ------------

CAPITAL STOCK (Notes 6, 7 and 11)
     Authorized:
         40,000,000 common shares with a par value of $0.001 each
           1,000,000 preferred shares with a par value of $0.01 each
     Issued:
         13,146,233 common shares                                            13,147          10,062
CAPITAL STOCK SUBSCRIBED                                                       --             1,000
DEFERRED COMPENSATION                                                      (362,322)           --
ADDITIONAL PAID-IN CAPITAL                                               10,549,032       2,885,260
DEFICIT                                                                  (3,091,656)       (968,640)
EQUITY ADJUSTMENT FROM FOREIGN
     CURRENCY TRANSLATION (Note 12)                                          13,582          46,622
                                                                       ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                7,121,783       1,974,304
                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  9,776,696    $  2,567,761
                                                                       ============    ============
COMMITMENTS AND SUBSEQUENT EVENTS (Note 11)

        The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

                                          (EXPRESSED IN U.S. DOLLARS)
                                           MARCH 31,       MARCH 31,
                                             2000            1999
                                         ------------    ------------
                                                           (NOTE 1)
SALES                                    $        413    $        416
                                         ------------    ------------

OPERATING EXPENSES
     General and administrative               645,831         212,051
     Marketing                                219,216            --
                                         ------------    ------------
                                              865,047         212,051
                                         ------------    ------------
LOSS FROM OPERATIONS                         (864,634)       (211,635)
                                         ------------    ------------

OTHER INCOME (EXPENSES)
     Other income, net                         78,738             326
                                         ------------    ------------

NET LOSS                                 $   (785,896)   $   (211,309)
                                         ============    ============

INCOME (LOSS) PER SHARE
     Basic and Diluted                   $      (0.06)   $      (0.02)
                                         ============    ============

     Average common shares outstanding     12,510,684      10,061,288
                                         ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

                                                                                 (EXPRESSED IN U.S. DOLLARS)
                                                                                  MARCH 31,       MARCH 31,
                                                                                    2000            1999
                                                                                 -----------    -----------
                                                                                                 (NOTE 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net loss                                                                    $  (785,896)   $  (211,309)
     Adjustment to reconcile net loss to net cash used in operating activities
         Stock-based compensation                                                    228,489           --
         Amortization                                                                 10,832          2,958
                                                                                 -----------    -----------
                                                                                    (546,575)      (208,351)
     Changes in operating assets and liabilities
         Accounts receivable                                                        (206,109)        (1,426)
         Prepaid expenses and deposits                                               (36,163)       (12,500)
         Accounts payable and accrued expenses                                        66,471         (7,078)
                                                                                 -----------    -----------

     Net cash used in operating activities                                          (722,376)      (229,355)
                                                                                 -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of capital assets                                                      (12,719)        (3,166)
                                                                                 -----------    -----------

     Net cash used in investing activities                                           (12,719)        (3,166)
                                                                                 -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Increase in notes payable                                                     2,500,000           --
     Advances from stockholders                                                         --          254,201
     Advances from (to) affiliated companies                                            --          (19,389)
     Shares subscriptions                                                               --        2,500,000
     Proceeds from issuance of common stock and warrants                           4,704,594           --
                                                                                 -----------    -----------

     Net cash provided by financing activities                                     7,204,594      2,734,812
                                                                                 -----------    -----------

EFFECT OF EXCHANGE RATES ON CASH                                                       4,588          1,721
                                                                                 -----------    -----------

NET INCREASE IN CASH                                                               6,474,087      2,504,012

CASH AT BEGINNING OF PERIOD                                                        2,847,438         10,544
                                                                                 -----------    -----------

CASH AT END OF PERIOD                                                            $ 9,321,525    $ 2,514,556
                                                                                 ===========    ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

1.   COMPARATIVE FIGURES

     The financial statements for the period ended March 31, 1999 are neither audited nor reviewed.


2.   THE COMPANY

     Suite101.com, Inc. (formerly known as Kinetic Ventures Ltd.) (the "Company") was incorporated in the State of California, United States on May 20, 1991, and reincorporated in the State of Delaware, United States on December 31, 1993. By way of a reverse takeover on December 8, 1998 (see
     Note 2) the Company acquired a wholly-owned subsidiary, i5ive communications inc. ("i5ive"). i5ive is engaged in the creation, operation and maintenance of a World Wide Web based directory and community.

     GOING CONCERN

     The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At March 31, 2000, the Company had accumulated $3,091,656 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raises doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive, a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at March 31, 2000, there were no operations in Endovascular, Inc.


3.   BUSINESS ACQUISITION BY WAY OF REVERSE TAKEOVER

     By an agreement which was completed on December 8, 1998, the Company acquired all the issued and outstanding shares of i5ive for consideration by the issuance of 3,405,622 common shares of the Company. The issuance of these shares and the concurrent transfer of 2,500,000 previously-issued shares to the former stockholders of i5ive resulted in control of these companies being acquired by the former stockholders of i5ive. The

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)



3.   BUSINESS ACQUISITION BY WAY OF REVERSE TAKEOVER (CONTINUED)

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

     The cost of the purchase has been based on the par value of the issued shares of the legal parent. The cost of the purchase has been allocated to the assets and liabilities of the legal parent as follows:

           Cost of purchase                                  $   3,406
           Less: Assets                                         (1,114)
           Add:  Liabilities                                    72,942
                                                             ---------

           Unallocated purchase price                        $  75,234
                                                             =========

     The unallocated purchase price has been treated for accounting purposes as a reduction of additional paid-in capital and not to goodwill. The cost is associated with publicly listing shares and not with any business associated with the Company.


4.   SIGNIFICANT ACCOUNTING POLICIES

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)



4.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     (c)  FOREIGN EXCHANGE

          Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at March 31, 2000 and March 31, 1999 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

          (equivalent CDN $ per U.S.$)                2000        1999
                                                      ----------------
          March 31 rate                               .6899      .6628

          Average rate for the three-month period     .6880      .6617

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)



4.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

5.   RELATED PARTY TRANSACTIONS

     The Company has incurred salaries and consulting fees of $35,640 (1999 - $6,948) to three directors of the Company.


6.   CAPITAL STOCK

     (a) In April, 1999, the Company completed a private placement of 1,000,000 units for $5,000,000. Each unit was comprised of two common shares and one warrant entitling the holder to purchase an additional common share for $4.50 on or before February 29, 2000. The Company incurred $163,750 in expenses concerning this share issuance and issued 15,000 warrants entitling the holder to purchase an additional common share for $5.50 on or before February 29, 2002.

          During the period ended March 31, 2000, all 1,000,000 warrants were exercised to net the Company $4,500,000.

     (b) During the period ended March 31, 2000, the Company issued 34,396 common shares for total proceeds of $51,594 upon exercise of stock options (See Note 7).

     (c) During the period ended March 31, 2000, the Company issued 625,000 warrants as part of the private placement of Notes payable (Note 10). Each warrant entitles the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter.

7.   STOCK OPTIONS

     THE COMPANY'S 1998 STOCK INCENTIVE PLAN

     In December, 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"). The Plan was adopted by the Board of Directors of the Company and was subject to approval by the stockholders of the Company within twelve months of the date the Board of Directors adopted the Plan. This approval was obtained on June 11, 1999. Under the

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)


7.   STOCK OPTIONS (CONTINUED)

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

     The following is a table of stock options under the Plan as at March 31, 2000:

                                                                                                                      Balance
         Option        Expiry         Vesting          Balance        Granted                        Balance        Exercisable
        Exercise        Date           Date         December 31,      During     Exercised (E)      March 31,        March 31,
         Price       (mm/dd/yy)     (mm/dd/yy)          1999         the Year    Cancelled (C)        2000             1999
      ------------- ------------- ---------------- ---------------- ------------ --------------- ---------------- ----------------
          1.50        12/04/03    12/04/99             245,879              -      34,396 (E)        211,483          211,483
                                                                            -               -              -                -
          1.50        12/04/03    12/04/00              38,168              -       1,553 (C)         36,615                -
          3.34        02/23/04    (1/3) 02/23/00        50,000              -               -         50,000           16,667
                                  (1/3) 02/23/01
                                  (1/3) 02/23/02
          6.38        04/27/04    (1/3) 04/27/00        50,000              -               -         50,000                -
                                  (1/3) 04/27/01
                                  (1/3) 04/27/02
          4.13        06/11/04    06/11/00              10,000              -               -         10,000                -
          1.50        10/25/05    (1/2) 10/25/00       100,000              -               -        100,000                -
                                  (1/2) 10/25/01
          1.50        11/13/04    11/13/99             137,900              -               -        137,900          137,900
          1.50        11/13/04    11/13/00             762,850          1,400       5,100 (C)        759,150                -
          3.56        01/06/05    01/06/01                   -         50,000               -         50,000
          3.53        01/31/02    (1/2) 01/31/00             -          4,000               -          4,000            2,000
                                  (1/2) 01/31/01
          3.53        01/31/05    01/31/01                   -         70,000               -         70,000                -
          7.00        02/15/05    02/15/01                   -        100,000               -        100,000                -
          7.88        03/21/05    03/21/00                   -         20,000               -         20,000           20,000

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

7.   STOCK OPTIONS (CONTINUED)

     THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

     In addition, the Company issued the following options after March 31, 2000:

           Number                       Expiry             Vesting
             of         Exercise         Date               Date
          Options        Price        (mm/dd/yy)         (mm/dd/yy)
        -----------------------------------------------------------------
        30,000        2.05          04/17/05              (1/3) 04/17/01
                                                          (1/3) 04/17/02
                                                          (1/3) 04/17/03
        38,000        2.05          04/17/05            4,000 - 04/17/00
                                                        8,500 - 04/17/01
                                                        8,500 - 04/17/02
                                                        8,500 - 04/17/03
                                                        8,500 - 04/17/04
        32,000        2.05          04/17/05           11,000 - 04/17/00
                                                       12,750 - 04/17/00
                                                        2,750 - 04/17/02
                                                        2,750 - 04/17/03
                                                        2,750 - 04/17/04

      As the number of options issued exceeds the 1,200,000 approved by the stockholders under the Plan, the additional options are conditioned upon an amendment to the plan to increase the number of shares issuable on exercise of options to 2,400,000, adopted by the Board of Directors on November 13, 1999, receiving stockholders' approval.

      The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees: and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% and no expected dividends:

             Numbers of        Exercise             Grant               Value           Volatility         Expected
              Options            Price              Date                                Assumption       Options Life
         --------------------------------------------------------------------------------------------------------------
               100,000           1.50          October 25, 1991       $ 99,750             272%            5 years
                50,000           3.56          January 6, 2000          99,635              60%            5 years
                 4,000           3.53          January 31, 2000          5,120              60%            2 years
               100,000           7.00          February 15, 2000       203,970              20%            5 years
                20,000           7.88          March 21, 2000           45,922              20%            5 years

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

7.   STOCK OPTIONS (CONTINUED)

     The remaining options issued were to officers, directors and employees. As the options were granted at exercise prices based on the market price of the Company's shares at the dates of the grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and net income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. The fair value of the employees' purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions used for options: risk-free rate was 5.0%, expected volatility of 272% for the $1.50 options, 60% for the $3.53 options, and 50% for others, an expected option life of 5 years and no expected dividends.

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended March 31, 2000 would have been as follows:

                  Net loss
                           As reported                 $ (785,896)
                           Pro forma                   $ (1,060,633)
                  Basic net loss per share
                           As reported                 $ (0.06)
                           Pro forma                   $ (0.08)


8.   INCOME TAXES

     At March 31, 2000, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $990,000 less a valuation allowance of $990,000. The valuation allowance on deferred tax assets increased by $190,000 during the period ended March 31, 2000.

     At March 31, 2000, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $2,040,000. These carryforwards begin to expire in 2003.

     At March 31, 2000, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $365,000 less a valuation allowance of $365,000. The valuation allowance on deferred tax assets increased by $150,000 during the period ended March 31, 2000. The Company has approximately $850,000 available in operating loss carryfowards, which may be carried forward and applied against U.S. operating income. During the year ended December 31, 1998, the Company's previous U.S. loss carryfowards were eliminated due to a change in control of the Company and the change in the Company's operations.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

9.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of cash, accounts receivable, notes payable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.


10.  NOTES PAYABLE

     The notes payable are unsecured, bear interest at the rate of 8% and are due June 30, 2000. They were repaid subsequent to March 31, 2000.


11.  COMMITMENTS AND SUBSEQUENT EVENTS

     (a) On March 23, 1999, the Company entered into a twelve-month agreement with a consultant which provided for fees of $5,000 per month. In addition, the consultant was issued a one-year warrant to purchase 50,000 shares of common stock at a price of $3.06 per share. This warrant has been valued at $33,420 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements. During the period ended March 31, 2000, this warrant has been exercised to net the Company $153,000. Subsequent to December 31, 1999, this agreement was amended to increase the fees to $20,900 for the six-month period beginning August 23, 1999, extend the period of services by six-months, and to issue a warrant to purchase 25,440 shares of common stock of the Company at a price of $5.50 per shares expiring February 28, 2002. This warrant has been valued at $11,750 using the Black-Scholes model and is reflected as compensation on these financial statements.

     (b) Subsequent to December 31, 1999, the Company entered into a one-year agreement with a consultant. The consultant was issued a warrant to purchase 14,000 shares of common stock of the Company at a price of $5.50 per share, expiring on February 26, 2002. This warrant has been valued at $9,562 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)

11.  COMMITMENTS AND SUBSEQUENT EVENTS (CONTINUED)

     (c) The Company has entered into a consulting agreement with a director, which provides for monthly payments of $5,000 until June 30, 2000.

     (d) The Company has entered into an agreement for consulting and corporate finance services which provides for the issue of 2-year warrants at the following milestones:

          Upon execution of consulting agreement                       - 25,000
          (issued)
          On signed letter of intent with target customer              - 25,000
          On signed agreement with target customer                     - 25,000
          On signed agency agreement to market similar program
            to others in same industry in North America                - 25,000

          In addition, the agreement provides for additional warrants to be issued over 3 years based on 10% of any payout to participants under the plan developed with customer(s) resulting from the agency agreement. The warrants to be issued are based on the average price of the Company's stock for the 10-day period prior to the issuance of the warrants, less a 20% discount.

          The initial 25,000 warrants issued have an exercise price of $4.96 per share and expire February 17, 2002. They have been valued at $115,060 using the Black-Scholes model as described earlier and have been reflected as compensation on these financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)


12.  COMPREHENSIVE INCOME (LOSS)

                                                           MARCH 31,          MARCH 31,
                                                             2000               1999
                                                         ------------------------------

     Net loss as reported                                $  (785,896)        $ (211,309)
     Add (deduct)
          Foreign currency translation adjustments             4,225             (3,547)
                                                         ------------------------------

     Comprehensive Income (Loss)                         $  (781,671)        $ (214,856)
                                                         ==============================
     Accumulated other comprehensive income
          Foreign currency translation adjustments
              Balance at beginning of period             $     9,357         $   50,169
              Change during the period                         4,225             (3,547)
                                                         ------------------------------
              Balance at end of period                   $    13,582         $   46,622
                                                         ==============================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


GENERAL

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the Notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include the Risk Factors set forth below as well as the "Risk Factors" contained in our Annual Report. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" herein.

OVERVIEW
         Suite101.com, Inc. is an Internet company engaged in the creation, operation and maintenance of a World Wide Web based community, known as Suite101.com, for Internet users to express themselves, share ideas, interests and expertise, and publish content accessible to other users with common interests. Our community includes our visitors and Members who are Internet users. It also includes Contributing Editors who create our directory of personalized Web sites organized topically into eleven major Communities of Interest. Our directory, the "Best-of-Web Guide," was started in 1996. We believe we were one of the first Internet sites to engage people rather than software (search engines) to find information on the Internet. At the end of April 2000, we have over 975 Web guides or "Contributing Editors" searching the Internet for the best resources in eleven topic areas.

         Since 1996, our Contributing Editors, who are typically enthusiasts with a passion for a particular topic, have created a topically organized directory with close to 31,500 hand-picked and personally reviewed links. In addition to compiling the directory, our Contributing Editors have also written over 25,900 searchable, archived articles and managed over 25,600 discussions in excess of 990 topics ranging from hitch-hiking, through romance, to gardening.

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

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND THE THREE MONTHS ENDED MARCH 31, 1999

         During the three months ended March 31, 2000, our sales were $413 compared with sales of $416 during the three months ended March 31, 1999. Sales in both periods were primarily attributable to software licensing revenues of i5ive communications inc.

         General and administrative expenses were $645,831 in the three months ended March 31, 2000 compared with $212,051 during the three months ended March 31, 1999. This increase was primarily the result of the increase in the number of our Contributing Editors, an increase in the number of personnel we employed, an increase in the use of consultants, and the increased scale of our operations. Marketing expenses were $219,216 during the three months ended March 31, 2000 compared with $-0- during the same three month period in 1999. This was the consequence of our marketing activities aimed at increasing membership and building the Suite101.com brand that commenced during the second quarter of 1999.

         Our Loss From Operations was $864,634 in 2000 compared with $211,635 in 1999. The increase in our Loss From Operations in 2000 compared with 1999 was the result of the increase in our operating expenses.

         Other income was $78,738 in 2000 compared with $326 in 1999. The increase was the result of interest earned on bank balances.

         Our Net Loss was $785,896 in 2000 compared with $211,309 in 1999. The increase in our Net Loss in 2000 compared with 1999 was the result of the increase in the scale of our operations and the related increase in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

         The report of our independent auditors on their audit of our financial statements as of December 31, 1999 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and, as of the date of their report, the lack of liquid resources. In February 2000, we realized gross proceeds of $4,500,000 from the exercise of warrants issued in a 1999 private sale of securities. Also, in February 2000, we realized gross proceeds of $2,500,000 from a private sale of our securities. During the first quarter of 2000, we also realized gross proceeds of approximately $205,000 on the exercise of stock options under the 1998 Stock Incentive Plan and from the exercise of warrants. At March 31, 2000, we had cash of $9,321,525 . In April 2000, we used approximately $2,531,000 of these funds to prepay the outstanding principal and accrued interest on the promissory notes we sold in February 2000 which were scheduled to mature on June 30, 2000. We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

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

         Subsequent to June 30, 1998, Northfield Capital Corporation and 284085 BC Ltd. advanced or incurred additional liabilities on behalf of the Company aggregating $12,868 through December 31, 1998. Such amounts were repaid out of the proceeds from the private sale of securities

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed above and elsewhere in this Quarterly Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements discussed in this Quarterly Report appear in various places including: "Item 2 - Management's Discussion and Analysis or Plan of Operation - Overview", "-Liquidity and Capital Resources", as well as in "Risk Factors." We caution readers that the risk factors described in our Annual Report on Form 10-KSB, as well as those described elsewhere in this Quarterly Report, or in our other filings with the Commission, in some cases have affected, and in the future could affect our actual results, could cause our actual results during 2000, 2001 and beyond, to differ materially from those expressed in any forward-looking statements, and could cause our development and the development of our business plans to be different than expressed in those statements. Important factors that may be encountered, that could cause actual results to differ materially from the forward-looking statements in this Quarterly Report include, among others, our early stage of development and absence of material revenues, the possibility that we will be unable to increase membership in our Communities of Interest sufficiently to attract e-commerce, the usual unforeseeable risks encountered by any new enterprise, our inability to attract readership to our Communities, our potential need for additional capital and our possible inability to attract such capital on acceptable terms or at all, the uncertainties of the levels of our future operating expenses, fluctuations in our quarterly revenues and membership growth, the level of consumer acceptance of e-commerce, our inability to enter into marketing and other relationships to develop our e-commerce, intense competition among Internet portals and e-commerce participants, our inability to manage our growth, the impact of possible future government regulation, our inability to afford a sufficient level of privacy to our members, the possible volatility of the market price for our Common Stock, and the impact of additional shares possibly coming onto the market for sale.


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

          RISKS WE FACE ARISING OUT OF THE EARLY STAGE OF OUR BUSINESS


EARLY DEVELOPMENT STAGE

         We are in the early stage of developing our business plan and operations. We have realized no material revenues to date from our Internet operations activities. From April 1996 through March 31, 2000, our total revenues from our Internet operations activities were negligible. During that period, we accumulated losses of $3,091,656 . We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will continue to incur net losses for the foreseeable future. The extent of our losses will be dependent, in part, on the amount and rates of our expenditures and growth in net revenue from e-commerce transactions. We expect our operating expenses to increase significantly, especially in the areas of visitor and Member generation, brand marketing and e-commerce promotion. As a result, we will need to generate increased amounts of quarterly net revenue if we are to achieve profitability. We believe that period-to-period comparisons of our operating results, numbers of Members and page views will not be meaningful and that you should not rely on the results or those numbers for any period as an indication of our future performance. To the extent that our net revenues do not grow at anticipated rates or that increases in our operating expenses exceed our expectations or are not subsequently followed by commensurate increases in net revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

         We are currently developing our business through efforts to attract visitors, Members and Contributing Editors to our Web-based community. At April 30, 2000, we had approximately 200,000 Members and had grown from 35 Contributing Editors in October 1996 to over 975 in April 2000. During the month of April 2000, our site received approximately 4.5 million page views, according to PC Data Online. We cannot assure you that such growth rates are sustainable. Our business plan is to continue to expand our numbers of visitors, Members and Contributing Editors in an effort to reach a sufficient level of critical mass as well as to continue to improve and enhance our site infrastructure through the introduction of improved technology. We have not expended significant efforts to date to realize revenues. Currently, we have twelve full-time employees. Accordingly, there can be no assurance that our business plan can be successfully developed or that we will realize any material revenues.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; NO ASSURANCE OF PROFITABILITY

         i5ive communications inc., our wholly-owned subsidiary through which we conduct our Internet operations, was founded in April 1996 and has had no material revenues to date. Accordingly, our current business plans and prospects are not able to be evaluated on the basis of our operating history. Our business plans and prospects must be considered in light of the risks, expenses and problems frequently encountered by companies in the early stages of development. This must be considered, particularly as to companies entering new and rapidly developing markets like the Internet. These risks include:


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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of December 31, 1999 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and, as of the date of their report, the lack of liquid resources. In February 2000, we realized gross proceeds of $4,500,000 from the exercise of warrants issued in a 1999 private sale of securities. Also, in February 2000, we realized gross proceeds of $2,500,000 from a private sale of our securities. During the first quarter of 2000, we also realized gross proceeds of approximately $205,000 on the exercise of stock options under the 1998 Stock Incentive Plan and from the exercise of warrants. At March 31, 2000, we had cash of $9,321,525. In April 2000, we used approximately $2,531,000 of these funds to prepay the outstanding principal and accrued interest on the promissory notes we sold in February 2000 which were scheduled to mature on June 30, 2000. We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

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

INTENSE COMPETITION

         The market for community-based e-commerce on the Internet is new and rapidly evolving. Competition is expected to increase significantly in the future. Barriers to entry into the Internet business are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on creating Web-based community on the Internet are About.com, Geocities, Inc., iVillage.com, Inc., Tripod, Inc., a subsidiary of Lycos, Inc., Angelfire Communications, Xoom.com, Inc. and theglobe.com. Each of these competitors is significantly larger than us and more well-established and well-known in the Internet industry and with greater capital resources.

         We will likely also face competition in the future from Web directories, search engines, shareware archives, content sites, commercial online service providers ("OSPs"), sites maintained by Internet service providers ("ISPs") and other entities that attempt to or establish communities on the Internet by developing their own community or acquiring one of our competitors. In addition, we could face competition in the future from traditional media companies, a number of which, including Disney, CBS and NBC have recently made significant acquisitions of, or investments in, Internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities that are equal or superior to ours or that achieve greater market acceptance than our community.

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

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS, NORTHFIELD CAPITAL CORPORATION AND 284085 BC LTD.

         Our Directors and Northfield Capital Corporation, and their respective affiliates, in the aggregate, beneficially own approximately 4,321,272 shares or 32.8% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.


NO ACTIVE PRIOR PUBLIC MARKET FOR COMMON STOCK; POSSIBLE VOLATILITY OF STOCK
PRICE

         Prior to the closing of our transaction with i5ive communications inc., there was no active public market for our Common Stock. Since December 30, 1998, our Common Stock has been quoted on the OTC Bulletin Board. There can be no assurance that an active trading market for our Common Stock will be sustained or that the market price of our Common Stock will not decline or fluctuate based upon market or other conditions. The market price may bear no relationship to our revenues, earnings, assets or potential and may not be indicative of our future business performance. The trading price of our Common Stock has been and can be expected to be subject to wide fluctuations in response to variations in our quarterly results of operations, the gain or loss of significant strategic relationships, unanticipated delays in our development, changes in estimates by analysts, announcements of technological innovations or new solutions by us or our competitors, general conditions in the technology and Internet sectors and in Internet-related industries, other matters discussed elsewhere in this Quarterly Report and other events or factors, many of which are beyond our control.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Sales of significant amounts of our Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of our Common Stock or our future ability to raise capital through an offering of our equity securities. We had, as of May 10, 2000 13,155,046 shares of common stock outstanding. Of such shares, 4,321,272 shares were held by our Directors, 284085 BC Ltd. and Northfield Capital Corporation. Substantially all of these shares are "restricted securities" as such term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. We believe that approximately 8,833,774 shares of our Common Stock may be transferred freely under U.S. Federal securities laws.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         On February 23, 2000, the Registrant completed the sale to five persons of 250 Units, each Unit consisting of (U.S.)$10,000 principal amount of an 8% Note due June 30, 2000 and warrants to purchase 2,500 shares of Common Stock. The Units were sold at a price of (US) $10,000 per Unit.

         The Notes bear interest at 8% per annum and are due and payable on June 30, 2000 (such date is herein referred to as the "Maturity Date"). All interest accrued on the Notes is payable on the Maturity Date. If the principal and accrued interest on the Notes is not paid on the Maturity Date, the principal and accrued interest will be convertible into shares of Common stock at a conversion price of (U.S.) $2.50 per share. The Notes and accrued interest were prepaid on April 12, 2000.

          Each warrant included in the Units is exercisable at a price of (US) $5.50 per share, subject to anti-dilution adjustment, through July 15, 2000. In the event that at any time prior to July 15, 2002 (a) the shares of Common Stock issuable on exercise of the Warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and (b) the average of the closing bid and asked prices for the Registrant's Common Stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Registrant's Common Stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the Warrants will expire at 5:00 PM, New York City time, on a date sixty
(60) days thereafter.

         The Units and the securities included in the Units were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and by Regulation D adopted under the Securities Act. The Units were sold to persons who represented that they are "accredited investors" as defined under Regulation D and that they were purchasing the securities for investment and not for distribution. The securities bear a legend stating the restrictions on resale of the securities.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

         We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUITE101.COM, INC.
                                           ------------------
                                           (Registrant)


Date:  May 12, 2000                        /s/ Peter L. Bradshaw
                                           -----------------------------------
                                           Peter L. Bradshaw
                                           President and Chief Operating Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)