Form 10QSB
period 2000-06-30
SUITE 101 COM INC
filed 2000-08-14
CIK 896726

                             SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-QSB

(Mark One)

         /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000; or

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

              SUITE 390 -- 1122 MAINLAND STREET, VANCOUVER, BC, CANADA V6B 5L1
                     (Address of principal executive offices, zip code)

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

                              YES /X/       NO  / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                            Outstanding at August 1, 2000
-----------------------------------       --------------------------------------
COMMON STOCK, PAR VALUE                                 13,155,046
         $.001 PER SHARE



                  Transitional Small Business Disclosure Format

                           YES / /         NO /X/

                                                   SUITE 101.COM, INC.

                                             QUARTERLY REPORT ON FORM 10-QSB

                                                          INDEX


PART I                   FINANCIAL INFORMATION                                                          PAGE NO.
Item 1.                  Financial Statements                                                              3

                         Independent Accountants' Report                                                   3

                         Consolidated Balance Sheets -- June 30, 2000 and                                  4
                         June 30, 1999

                         Consolidated Statements of Operations -- Six-Month and                            5
                         Three-Month 5 Periods Ended June 30, 2000 and June 30,
                         1999


                         Consolidated Statements of Cash Flows -- Six-Month Periods                        6
                         Ended June 30, 2000 and June30, 1999

                         Notes to Consolidated Financial Statements --                                    7-14
                         June 30, 2000 and June 30, 1999


Item 2.                  Management's Discussion and Analysis or Plan of Operation                       15-34


PART II                  OTHER INFORMATION                                                                 35

Item 4.                  Submission of Matters to a Vote of Security Holders                               35

Item 6.                  Exhibits and Reports on Form 8-K                                                  35

ITEM 1.  FINANCIAL STATEMENTS


                                              INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of SUITE101.COM, INC.
VANCOUVER, B.C., CANADA


We have reviewed the accompanying consolidated balance sheet of SUITE101.COM, INC. and subsidiaries as of June 30, 2000, the related consolidated statements of operations for the six-month and three-month periods then ended, and the related statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Corporation's management.

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



                                                    /s/ N.I. CAMERON INC.

VANCOUVER, B.C.                                     CHARTERED ACCOUNTANTS
August 1, 2000

                                                    SUITE101.COM, INC.
                                                CONSOLIDATED BALANCE SHEET
                                              JUNE 30, 2000 AND JUNE 30, 1999
                                                        (UNAUDITED)

                                                          ASSETS
                                                                                                 (EXPRESSED IN U.S. DOLLARS)

                                                                                                 JUNE 30,           JUNE 30,
                                                                                                     2000               1999
                                                                                       ------------------- ------------------
                                                                                                                    (NOTE 1)
CURRENT ASSETS
     Cash                                                                                     $ 6,516,639        $ 4,057,447
     Accounts receivable                                                                           22,225              9,135
     Due from officer (Note 5)                                                                     20,801                 --
     Prepaid expenses and deposits                                                                  8,088             71,500
                                                                                       ------------------- ------------------
                                                                                                6,567,753          4,138,082
                                                                                       ------------------- ------------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 4)
     Computer equipment                                                                           189,801             65,250
     Furniture and fixtures                                                                        16,219             10,621
     Leasehold improvements                                                                        11,547             11,350
                                                                                       ------------------- ------------------
                                                                                                  217,567             87,221
     Less:  accumulated amortization                                                               72,729             28,768
                                                                                       ------------------- ------------------
                                                                                                  144,838             58,453
                                                                                       ------------------- ------------------

TOTAL ASSETS                                                                                  $ 6,712,591        $ 4,196,535
                                                                                       =================== ==================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                           $ 133,270         $  174,404
                                                                                       ------------------- ------------------

CAPITAL STOCK (Notes 7, 8 and 11)
    Authorized:
         40,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each
     Issued:
         13,155,046 common shares                                                                  13,155             12,062
DEFERRED COMPENSATION                                                                            (79,249)                 --
ADDITIONAL PAID-IN CAPITAL                                                                     10,351,146          5,220,510
DEFICIT                                                                                       (3,755,486)        (1,245,566)
EQUITY ADJUSTMENT FROM FOREIGN
     CURRENCY TRANSLATION                                                                          49,755             35,125
                                                                                       ------------------- ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                      6,579,321          4,022,131
                                                                                       ------------------- ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 6,712,591        $ 4,196,535
                                                                                       =================== ==================


COMMITMENTS AND SUBSEQUENT EVENTS (Note 11)


              The accompanying notes are an integral part of these consolidated financial statements.

                                               SUITE101.COM, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED
                                        JUNE 30, 2000 AND JUNE 30, 1999
                                                   (UNAUDITED)

                                                                                (EXPRESSED IN U.S. DOLLARS)

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30           JUNE 30         JUNE 30,         JUNE 30,
                                                                  2000             1999             2000             1999
                                                            ----------------- ---------------- ---------------- ----------------
                                                                                 (NOTE 1)                          (NOTE 1)

SALES                                                          $         413     $        426    $         818    $         842
                                                            ----------------- ---------------- ---------------- ----------------

OPERATING EXPENSES
    General and administration                                       432,273          270,721        1,265,771          482,772
    Marketing                                                        119,059           41,490          338,276           41,490
                                                            ----------------- ---------------- ---------------- ----------------
                                                                     551,332          312,211        1,604,047          524,262
                                                            ----------------- ---------------- ---------------- ----------------
LOSS FROM OPERATIONS                                               (550,919)        (311,785)      (1,603,229)        (523,420)
                                                            ----------------- ---------------- ---------------- ----------------

OTHER INCOME (EXPENSES)
    Loss on disposal of leasehold improvements                            --          (8,130)               --          (8,130)
    Other income, net                                                 69,715           42,987          153,502           43,313
                                                            ----------------- ---------------- ---------------- ----------------
                                                                      69,715           34,857          153,502           35,183
                                                            ----------------- ---------------- ---------------- ----------------

NET LOSS                                                           (481,204)        (276,928)    $ (1,449,727)      $ (488,237)
                                                            ================= ================ ================ ================

INCOME (LOSS) PER SHARE
    Basic and Diluted                                             $   (0.04)        $  (0.02)       $   (0.11)        $  (0.04)
                                                            ================= ================ ================ ================

    Weighted average common shares outstanding                    13,152,444       11,797,551       12,798,145       10,934,216
                                                            ================= ================ ================ ================




                  The accompanying notes are an integral part of these consolidated financial statements.

                                     SUITE101.COM, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                          (UNAUDITED)

                                                                                                       (EXPRESSED IN U.S. DOLLARS)

                                                                                                        JUNE 30,          JUNE 30,
                                                                                                            2000              1999
                                                                                               ------------------ -----------------
                                                                                                                          (NOTE 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACITIVITIES
     Net loss                                                                                      $ (1,449,727)        $(488,237)
     Adjustment to reconcile net loss to net cash used in operating activities
         Stock-based compensation                                                                        300,465                --
         Loss on disposal of leasehold improvements                                                           --             8,130
         Amortization                                                                                     22,331             7,119
                                                                                               ------------------ -----------------
                                                                                                     (1,126,931)         (472,988)
     Changes in operating assets and liabilities
         Accounts receivable                                                                               4,173           (3,772)
         Due from officer                                                                               (20,801)                --
         Income taxes                                                                                         --             1,020
         Prepaid expenses and deposits                                                                    29,446          (71,500)
         Accounts payable and accrued expenses                                                            45,520            44,870
                                                                                               ------------------ -----------------

     Net cash used in operating activities                                                           (1,068,593)         (502,370)
                                                                                               ------------------ -----------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of capital assets                                                                         (25,159)          (36,745)
                                                                                               ------------------ -----------------

     Net cash used in investing activities                                                              (25,159)          (36,745)
                                                                                               ------------------ -----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Advances from (to) stockholders                                                                          --         (198,664)
     Advances from (to) affiliated companies                                                                  --          (43,091)
     Proceeds from issuance of common stock and warrants                                               4,717,814         4,836,250
                                                                                               ------------------ -----------------

     Net cash provided by financing activities                                                         4,717,814         4,594,495
                                                                                               ------------------ -----------------

EFFECT OF EXCHANGE RATES ON CASH                                                                          45,139           (8,477)
                                                                                               ------------------ -----------------

NET INCREASE IN CASH                                                                                   3,669,201         4,046,903

CASH AT BEGINNING OF PERIOD                                                                            2,847,438            10,544
                                                                                               ------------------ -----------------

CASH AT END OF PERIOD                                                                                 $6,516,639       $ 4,057,447
                                                                                               ================== =================

                  The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999
                                  (UNAUDITED)


1.       COMPARATIVE FIGURES

         The financial statements for the period ended June 30, 1999 are neither audited nor reviewed.

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

         GOING CONCERN

         The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At June 30, 2000, the Company had accumulated $3,755,486 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive, a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at June 30, 2000, there were no operations in Endovascular, Inc.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999
                                  (UNAUDITED)



3.       BUSINESS ACQUISITION BY WAY OF REVERSE TAKEOVER (CONTINUED)

         The cost of the purchase has been based on the par value of the issued shares of the legal parent. The cost of the purchase has been allocated to the assets and liabilities of the legal parent as follows:

                  Cost of purchase                         $    3,406
                  Less: Assets                                 (1,114)
                  Add:  Liabilities                            72,942
                                                            ---------

                  Unallocated purchase price                 $ 75,234
                                                             ========

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999
                                  (UNAUDITED)


4.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (b)      RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

         (c)      FOREIGN EXCHANGE

         Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at June 30, 2000 and June 30, 1999 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

         (equivalent CDN $ per U.S.$)                2000             1999
                                                     ---------------------

         June 30 rate                                .6754            .6835

         Average rate for the three-month period     .6756            .6790

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999
                                  (UNAUDITED)


4.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

5.       DUE FROM OFFICER

         The amount due from officer is interest-free and has been repaid subsequent to June 30, 2000.

6.       RELATED PARTY TRANSACTIONS

         The Company has incurred salaries and consulting fees of $70,908 (1999
         - $24,077) to three directors of the Company.

7.       CAPITAL STOCK

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

                  During the period ended June 30, 2000, all 1,000,000 warrants were exercised to net the Company $4,500,000.

         (b) During the period ended June 30, 2000, the Company issued 43,209 common shares for total proceeds of $64,814 upon exercise of stock options (See Note 7).

         (c) During the period ended June 30, 2000, the Company issued 625,000 warrants as part of a private placement of Notes payable. Each warrant entitles the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999
                                  (UNAUDITED)

8.       STOCK OPTIONS

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN

         In December, 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"). Under the Plan, including amendments adopted in 2000, 2,400,000 shares of common stock have been reserved for issuance on exercise of options granted under the Plan.

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

         The following is a table of stock options under the Plan as at June 30, 2000:

                                                                                                                    Balance
   Option        Expiry            Vesting               Balance       Granted                        Balance     Exercisable
  Exercise        Date              Date               December 31,    During     Exercised (E)      June 30,       June 30,
   Price       (mm/dd/yy)        (mm/dd/yy)               1999        the Year    Cancelled (C)        2000          2000
-----------------------------------------------------------------------------------------------------------------------------
1.50          12/04/03       12/04/99                    245,879           -       43,209 (E)         198,537        198,537
                                                                                    4,133 (C)
1.50          12/04/03       12/04/00                     38,168           -        2,914 (C)          35,254              -
3.34          02/23/04       (1/3) 02/23/00               50,000           -                -          50,000         16,667
                             (1/3) 02/23/01
                             (1/3) 02/23/02
6.38          04/27/04       (1/3) 04/27/00               50,000           -                -          50,000         16,667
                             (1/3) 04/27/01
                             (1/3) 04/27/02
4.13          06/11/04       06/11/00                     10,000           -                -          10,000         10,000
1.50          10/25/05       (1/2) 10/25/00              100,000           -                -         100,000              -
                             (1/2) 10/25/01
1.50          11/13/04       11/13/99                    137,900           -                -         137,900        137,900
1.50          11/13/04       11/13/00                    763,050       1,400       19,450 (C)         745,000              -
3.56          01/06/05       01/06/01                          -      50,000       50,000 (C)               -              -
3.53          01/31/02       (1/2) 01/31/00                    -       4,000                -           4,000          2,000
                             (1/2) 01/31/01
7.00          02/15/05       02/15/01                          -     100,000      100,000 (C)               -              -
1.50          03/21/05       03/21/01                          -      20,000                -          20,000              -
1.50          01/31/05       23,335 - 01/31/01                 -      70,000                -          70,000              -
                             23,333 - 01/31/02
                             23,332 - 01/31/03
1.50          04/17/05       20,402 - 04/17/00                 -     110,805                -         110,805         20,402
                             30,137 - 04/17/01
                             30,133 - 04/17/02
                             30,133 - 04/17/03

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999
                                  (UNAUDITED)

8.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         The options with an expiry date of January 31, 2005 and March 21, 2005 were originally granted with an exercise price of $3.53 and $7.88 respectively.

        In addition, the Company issued the following options after June 30, 2000:

           Number                       Expiry             Vesting
             of         Exercise         Date               Date
          Options        Price        (mm/dd/yy)         (mm/dd/yy)
        --------------------------------------------------------------
          56,443          1.50         07/05/05         3,222 - 07/05/00
                                                       17,741 - 07/05/01
                                                       17,740 - 07/05/02
                                                       17,740 - 07/05/03

         The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% and no expected dividends:

         Numbers of   Exercise          Grant                          Volatility         Expected
          Options      Price            Date              Value        Assumption       Options Life
         -------------------------------------------------------------------------------------------
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

         The remaining options issued were to officers, directors and employees. As the options were granted at exercise prices based on the market price of the Company's shares at the dates of the grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and net income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. The fair value of the employees' purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions used for options: risk-free rate was 5.0%, expected volatility of 279% and 272% for the $1.50 options, 60% for the $3.53 options, and 50% for others, an expected option life of 5 years and no expected dividends.

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended June 30, 2000 would have been as follows:

                  Net loss
                           As reported                       $ (1,449,727)
                           Pro forma                         $ (2,050,266)
                  Basic net loss per share
                           As reported                       $ (0.11)
                           Pro forma                         $ (0.16)

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999
                                  (UNAUDITED)

9.       INCOME TAXES

         At June 30, 2000, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $1,200,000 less a valuation allowance of $1,200,000. The valuation allowance on deferred tax assets increased by $400,000 during the period ended June 30, 2000.

         At June 30, 2000, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $2,450,000. These carryforwards begin to expire in 2003.

         At June 30, 2000, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $437,000 less a valuation allowance of $437,000. The valuation allowance on deferred tax assets increased by $222,000 during the period ended June 30, 2000. The Company has approximately $1,020,000 available in operating loss carryfowards, which may be carried forward and applied against U.S. operating income. During the year ended December 31, 1998, the Company's previous U.S. loss carryfowards were eliminated due to a change in control of the Company and the change in the Company's operations.

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

11.      COMMITMENTS AND SUBSEQUENT EVENTS

            (a) On March 23, 1999, the Company entered into a twelve-month agreement with a consultant which provided for fees of $5,000 per month. In addition, the consultant was issued a one-year warrant to purchase 50,000 shares of common stock at a price of $3.06 per share. This warrant has been valued at $33,420 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements. During the period ended June 30, 2000, this warrant has been exercised to net the Company $153,000. During the period ended June 30, 2000, this agreement was amended to increase the fees to $20,900 per month for the six-month period beginning August 23, 1999, extend the period of services by six months, and to issue a warrant to purchase 25,440 shares of common stock of the Company at a price of $5.50 per shares expiring February 28, 2002. This warrant has been valued at $11,750 using the Black-Scholes model and is reflected as compensation on these financial statements.

         (b) During the period, the Company entered into a one-year agreement with a consultant. The consultant was issued a warrant to purchase 14,000 shares of common stock of the Company at a price of $5.50 per share, expiring on February 26, 2002. This warrant has been valued at $9,562 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999
                                  (UNAUDITED)


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


12.      COMPREHENSIVE INCOME (LOSS)

                                                                                JUNE 30,          JUNE 30,
                                                                                    2000              1999
                                                                            -------------------------------
         Net loss as reported                                               $ (1,449,727)      $  (488,237)
         Add (deduct)
              Foreign currency translation adjustments                            40,398           (15,043)
                                                                            -------------------------------

         Comprehensive Income (Loss)                                        $ (1,409,329)      $  (503,280)
                                                                            ===============================
         Accumulated other comprehensive income
              Foreign currency translation adjustments
                  Balance at beginning of period                            $      9,357       $    50,169
                  Change during the period                                        40,398           (15,043)
                                                                            -------------------------------
                  Balance at end of period                                  $     49,755       $   35,126
                                                                            ===============================

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

OVERVIEW
         Suite101.com, Inc. is an Internet company engaged in the creation, operation and maintenance of a Word Wide Web-based community, known as Suite101.com. Suite101.com is a community that is growing organically where Internet users can express themselves, share ideas, interests and expertise, and publish content accessible to other Internet users with common interests. Our community includes our visitors, our Members and our "Contributing Editors". Suite101.com's Member-generated Best-of-Web Directory is the accumulated efforts of our Members and our Contributing Editors (Web guides), all of whom have a passion for a particular topic, who create our directory of personalized Web sites organized topically into eleven major Communities of Interest. We believe we were one of the first Internet sites to engage people rather than software (search engines) to find information on the Internet. At the end of July 2000, we have over 1,075 Contributing Editors (Web guides) publishing content and searching the Internet for the best resources on the Web.

         Our Contributing Editors, who are typically enthusiasts with a passion for a particular topic, publish approximately 2,000 articles per month on our site and; since 1996, have written almost 30,000 searchable, archived articles. In addition, our Contributing Editors have created Suite101.com's topically organized directory with close to 35,000 hand-picked and personally reviewed links and have managed close to 30,000 discussions on over 1,075 topics ranging from hitch-hiking, through romance, to gardening.

         Our revenue model will concentrate on electronic commerce ("e-commerce"). Using a consensual marketing model, Suite101.com will offer participating enterprises ("eVendors") access to psycho-demographic information on Suite101 Members who have consented to participate in the program. eVendors will then be asked to pay a fee to market their products or services directly to the participating Member. Revenue from these fees will be shared between Suite101.com and its participating Members. Suite101.com intends to receive additional revenues by participating with the eVendors in completed transactions.

         Suite101.com intends to realize revenue by sharing in the proceeds of e-commerce marketing and transaction fees. The marketing effort is expected to be a collaborative effort between our Company, our Members and our eVendors. Our marketing plan is founded on Members' consent, our role as custodian of Members' privacy and eVendors' commitment to deliver competitive, quality goods and services on time. As custodian of Members' psycho-demographic information in our Member-centric database, we intend to offer our eVendors a unique opportunity to market one-to-one to a very loyal and focused community.

         Unlike traditional marketing campaigns, which typically use print (newspapers, magazines and direct mail) or the electronic media (radio and television), our campaigns will direct marketing material to our Member's personal "HomePage" or personal Web site, significantly reducing the cost of reaching the consumer. The interactive nature of the Web and the ability to display attractive graphics, to facilitate Members "clicking" through directly to the eVendor's site, will enable us to present such marketing material to our Members 24 hours a day, 7 days a week in a complete, dynamic and timely manner. The Internet's interactive properties and our dynamic software are, we believe, compelling reasons why consenting Members and eVendors will utilize our e-commerce program. Products and services will be marketed and the transaction will be completed online quickly and easily. This capability offers our Members electronic one-stop-shopping and our eVendors one-to-one contact with the consumer, our Member.

         As we grow, our operating expenses will increase in connection with our visitor and Member generation programs, brand marketing, eVendors promotional efforts, increased funding of site development, technology and operating infrastructure; and the increased general and administrative staff needed to support our growth. We anticipate that we will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount and rates of growth in our net revenue from e-commerce. We expect our operating expenses to increase significantly, especially in the areas of site development and infrastructure, sales, marketing, brand promotion and e-commerce promotion. We believe that period-to-period comparisons of our Member recruitment results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

         To date, we have entered into a limited number of license arrangements and strategic alliances in order to build our communities, provide community-specific content, generate additional traffic, and increase membership. Most recently, Suite101.com and Forest Press Distributions, a subsidiary of OCLC Online Computer Library Center Incorporated, signed a licensing agreement making it possible for Suite101.com to incorporate the Dewey Decimal Classification (R) system in our Best-of-Web-Directory. The Dewey Decimal Classification (R) is used by 95 percent of US schools and public libraries. By incorporating both the Dewey Decimal Classification (R) and the Library of Congress Subject Headings (the most widely used English language thesaurus in the world), Suite101.com will make it easier for visitors and Members to obtain better and more predictable search results from our site.

         We intend to continue to increase reach and membership and to seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites through which we can market our services.

A COMPARISON OF OUR OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND THE SIX MONTHS ENDED JUNE 30, 1999

         During the six months ended June 30, 2000, our sales were $818 compared with sales of $842 during the six months ended June 30, 1999. Sales in both periods were primarily attributable to software licensing revenues of our wholly-owned subsidiary, i5ive communications inc.

         General and administrative expenses were $1,265,771 in the six months ended June 30, 2000 compared with $482,772 during the six months ended June 30, 1999. This increase was primarily the result of the increase in the number of our Contributing Editors, an increase in the number of personnel we employ, an increase in the use of consultants, increased product development and the increased scale of our operations. Marketing expenses were $338,276 during the six months ended June 30, 2000 compared with $41,490 during the six months ended June 30, 1999. This was the consequence of our marketing activities aimed at increasing membership and building the Suite101.com brand that commenced during the second quarter of 1999.

         Our Loss From Operations was $1,603,229 during the first six months of 2000 compared with $523,420 during the six months ended June 30,1999. The increase in our Loss From Operations during the six months ended June 30, 2000 compared with that of the six months ended June 30, 1999 was the result of the increase in our operating expenses and an increase in our expenses incurred in marketing.

         Other income was $153,502 during the six months ended June 30, 2000 compared with $43,313 during the six months ended June 30, 1999. The increase was the result of increased interest earned on bank balances.

         Our Net Loss was $1,449,727 during the six months ended June 30, 2000 compared with $488,237 during the six months ended June 30, 1999. The increase in our Net Loss for the six months ended June 30, 2000 compared with the six months ended June 30, 1999 was the result of the increase in the scale of our operations, the related increase in operating expenses and an increase in our marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The report of our independent auditors on their audit of our financial statements as of December 31, 1999 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. In February 2000, we realized gross proceeds of $4,500,000 from the exercise of warrants issued in a 1999 private sale of securities. Also, in February 2000, we realized gross proceeds of $2,500,000 from a private sale of our securities. During the first six months of 2000, we also realized gross proceeds of approximately $218,000 on the exercise of stock options under the 1998 Stock Incentive Plan and from the exercise of warrants. In April 2000, we repaid the outstanding principal and accrued interest on the $2,500,000 promissory notes we sold in February 2000, which were scheduled to mature on June 30, 2000. At June 30, 2000, we had a cash balance of $6,516,639. We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

         We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to enter into strategic alliances, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our e-commerce as we desire, or, develop and enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

         From our inception in April 1996 through June 30, 1998, Northfield Capital Corporation and 284085 BC Ltd., our principal shareholders, advanced to us the sums of $270,156 and $197,098, respectively, used for general corporate purposes and working capital. Such amounts accrued interest at the rate of 6.5% per annum. At the closing of the sale of i5ive communications, inc. shares to us, Northfield Capital Corporation and 284085 BC Ltd. converted these advances and accrued interest into an aggregate of 414,975 and 302,753 shares, respectively, of i5ive communications, inc. Common Stock. Such shares of i5ive communications, inc. were exchanged for 1,969,057 and 1,436,565 shares, respectively, of our Common Stock or an effective purchase price, based on the amounts advanced by such persons through June 30, 1998, of approximately $0.14 per share of Common Stock.

         Subsequent to June 30, 1998, Northfield Capital Corporation and 284085 BC Ltd. advanced or incurred additional liabilities on behalf of the Company aggregating $12,868 through December 31, 1998. Such amounts were repaid out of the proceeds from the private sale of securities.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical information, the matters discussed above and elsewhere in this Quarterly Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements discussed in this Quarterly Report appear in various places including: "Item 2 - Management's Discussion and Analysis or Plan of Operation - Overview", "Liquidity and Capital Resources", as well as in "Risk Factors." We caution readers that the risk factors described in our Annual Report on Form 10-KSB, as well as those described elsewhere in this Quarterly Report, or in our other filings with the Commission, in some cases have affected, and in the future could affect our actual results, could cause our actual results during 2000, 2001 and beyond, to differ materially from those expressed in any forward-looking statements, and could cause our development and the development of our business plans to be different than expressed in those statements. Important factors that may be encountered, that could cause actual results to differ materially from the forward-looking statements in this Quarterly Report include, among others, our early stage of development and absence of material revenues, the possibility that we will be unable to increase membership in our Communities of Interest sufficiently to attract e-commerce, the usual unforeseeable risks encountered by any new enterprise, our inability to attract readership to our Communities, our potential need for additional capital and our possible inability to attract such capital on acceptable terms or at all, the uncertainties of the levels of our future operating expenses, fluctuations in our quarterly revenues and membership growth, the level of consumer acceptance of e-commerce, our inability to enter into marketing and other relationships to develop our e-commerce, intense competition among Internet portals and e-commerce participants, our inability to manage our growth, the impact of possible future government regulation, our inability to afford a sufficient level of privacy to our Members, the possible volatility of the market price for our Common Stock, and the impact of additional shares possibly coming onto the market for sale.

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

         RISKS WE FACE ARISING OUT OF THE EARLY STAGE OF OUR BUSINESS


EARLY DEVELOPMENT STAGE

         We are in the early stage of developing our business plan and operations. We have realized no material revenues to date from our Internet operations activities. From April 1996 through June 30, 2000, our total revenues from our Internet operations activities were negligible. During that period, we accumulated losses of $3,755,486. We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will continue to incur net losses for the foreseeable future. The extent of our losses will be dependent, in part, on the amount and rates of our expenditures and growth in net revenue from e-commerce transactions. We expect our operating expenses to increase significantly, especially in the areas of site development and infrastructure, sales, marketing, brand promotion and e-commerce promotion. As a result, we will need to generate increased amounts of quarterly net revenue if we are to achieve profitability. We believe that period-to-period comparisons of our operating results, numbers of Members and page views will not be meaningful and the results or those numbers should not be relied on for any period as an indication of our future performance. To the extent that our net revenues do not grow at anticipated rates or that increases in our operating expenses exceed our expectations or are not subsequently followed by commensurate increases in net revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

         We are currently developing our business through efforts to attract visitors, Members and Contributing Editors to our Web-based community. At the end of July 2000, we had approximately 225,000 Members and had grown from 35 Contributing Editors in October 1996 to over 1,075 at the end of July 2000. During the month of July 2000, our site received approximately 5.96 million page views, according to PC Data Online. We cannot assure you that such growth rates are sustainable. Our business plan is to continue to expand our numbers of visitors, Members and Contributing Editors in an effort to reach a sufficient level of critical mass as well as to continue to improve and enhance our site infrastructure through the introduction, development and implementation of improved technologies. Currently, we have twenty-one full-time personnel. We have not expended significant efforts to date to realize revenues. Accordingly, there can be no assurance that our business plan can be successfully developed or that we will realize any material revenues.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; NO ASSURANCE OF PROFITABILITY

         i5ive communications, inc., our wholly-owned subsidiary through which we conduct our Internet operations, was founded in April 1996 and has had no material revenues to date. Accordingly, our current business plans and prospects are not able to be evaluated on the basis of our operating history. Our business plans and prospects must be considered in light of the risks, expenses and problems frequently encountered by companies in the early stages of development, particularly, companies entering new and rapidly developing markets like the Internet. These risks include:

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

-  Our inability to attract, retain and motivate qualified personnel

- Our inability to successfully deal with technical difficulties, system downtime or Internet brownouts

- The amount and timing of operating costs and capital expenditures relating to development of our business, operations and infrastructure, and

-  General economic conditions.

         To address these risks, we must, among other things:

-  Attract visitors, Members and Contributing Editors

-  Retain Members and Contributing Editors

-  Attract and retain a significant number of e-commerce vendors (eVendors)

-  Form and maintain relationships with strategic partners

-  Attract and respond to competitive developments

-  Retain and motivate qualified personnel

- Develop and upgrade our technologies and commercialize our services incorporating such technologies, and

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

UNPROVEN BUSINESS; DEPENDENCE ON MEMBERS

         The success of our business depends upon our ability to expand upon and develop our community-based platform of Internet access and to generate multiple revenue streams. Currently, we have no source of material revenues. The potential success of our business concept is unproven, and, to be successful, we must, among other things, develop and market concepts that achieve broad market acceptance by our Members, Internet users and eVendors. We are, and will be, substantially dependent upon our Member-generated content, the promotional efforts of our Members, the acceptance by our visitors and Members of marketing and other promotional programs of third parties and us. As well, we are dependent upon our ability and the ability of our Contributing Editors to attract Web users to our site and to reduce the demands on our personnel. Our business concept has existed for only a limited period of time and, as a result, it is relatively unproven.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The report of our independent auditors on their audit of our financial statements as of December 31, 1999 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. In February 2000, we realized gross proceeds of $4,500,000 from the exercise of warrants issued in a 1999 private sale of securities. Also, in February 2000, we realized gross proceeds of $2,500,000 from a private sale of our securities. During the first six months of 2000, we also realized gross proceeds of approximately $218,000 on the exercise of stock options under the 1998 Stock Incentive Plan and from the exercise of warrants. In April 2000, we repaid the outstanding principal and accrued interest on the $2,500,000 promissory notes we sold in February 2000, which were scheduled to mature on June 30, 2000. At June 30, 2000, we had a cash balance of $6,516,639. We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

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

-  Our Members' acceptance of e-commerce on the Web site

-  The level of traffic on our Suite101.com site

- The amount and timing of capital expenditures and other costs relating to the expansion of our operations

-  The introduction of new or enhanced services by us or our competitors

-  The timing and number of new hires

- The availability of desirable products and services for sale through our Web site

-  The loss of a key strategic or marketing relationship

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

         As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. We expect to experience seasonality in our business, with user traffic on our Suite101.com site potentially being lower during certain times of the year such as during the summer, year-end vacation and holiday periods when overall usage of the Web is lower. Because Web-based e-commerce is an emerging market, additional seasonal and other patterns may develop in the future as the market matures. Any seasonality is likely to cause quarterly fluctuations in our operating results. There can be no assurance that such patterns will not have a material adverse effect on our business, results of operations and financial condition.

MANAGEMENT OF GROWTH AND RELATIONSHIPS; BRIEF TENURE OF MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

         In developing our business plan, we expect to be required to establish and manage multiple relationships with various strategic and eVendors, distributors, providers of services, technology licensors, Members, marketers and other third parties. To date, only a limited number of such relationships have been established. The requirements for us to enter into these relationships will be exacerbated in the event of our material growth or as the number of third party relationships increase. As well, there can be no assurance that our systems, procedures or controls will be adequate to enable us to establish and enter into these relationships, to support any substantial growth in our operations or that our management will be able to implement or manage any growth effectively.

         To effectively manage growth, we must establish, implement and improve operational, financial and management information systems and expand, train and manage our employee base. Our development is and will continue to be substantially dependent on the abilities and performance of our executive officers and other key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our prospects, business development, and results of operations and financial condition. Competition for senior management, experienced sales and marketing personnel, qualified Web engineers and other employees is and is expected to continue to be intense. There can be no assurance that we will be successful in attracting and retaining such personnel. There can be no assurance that we will not experience difficulty from time to time in hiring and retaining the personnel necessary to support the growth of our business. Our failure to successfully manage our personnel requirements would have a material adverse effect on our business, results of operations and financial condition.

INTENSE COMPETITION

         The market for community-based e-commerce on the Internet is new and
rapidly evolving.   There is substantial competition and competition is
expected to increase significantly in the future. Barriers to entry into the Internet business are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on creating a Web-based community or directory on the Internet are About.com Inc., Ask Jeeves, Inc.,
Look Smart Ltd., and dmoz open directory project.   Each of these competitors
is significantly larger than us and more well-established and well-known in the Internet industry and with greater capital resources.

         We will likely also face competition in the future from Web directories, search engines, shareware archives, content sites, commercial online service providers, sites maintained by Internet service providers and other entities that attempt to or establish communities on the Internet by developing their own community or by acquiring one of our competitors. In addition, we could face competition in the future from traditional media companies, a number of which, including Disney, CBS and NBC have recently made significant acquisitions of, or investments in, Internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities that are equal or superior to ours or that achieve greater market acceptance than our community.

         We also compete for visitors and Members with many Internet content providers and Internet service providers, including Web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as America Online, Inc. ("AOL"), CNET, Inc. ("CNET"), CNN/Time Warner, Inc. ("CNN/Time Warner"), Excite, Inc. ("Excite"), Infoseek Corporation ("Infoseek"), Lycos, Inc. ("Lycos"), Netscape Communications Corporation ("Netscape"), Microsoft Corporation ("Microsoft"), About.com
Inc., and Yahoo! Inc. ("Yahoo!"). We also compete with traditional forms of media, such as newspapers, magazines, radio and television. We believe that the principal competitive factors in attracting strategic partners and other sources of e-commerce business include the amount of traffic on our Web site, name recognition, customer service, the demographics of our Members and viewers, our ability to offer targeted audiences and the overall cost-effectiveness of the e-commerce opportunities we offer. We believe that the number of Internet companies relying on Web-based e-commerce and advertising revenue will increase substantially in the future. Accordingly, we will likely face increased competition, resulting in increased pressures on our revenue sharing percentages which could, in turn, have a material adverse effect on our business, results of operations and financial condition.

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

         There can be no assurance that Internet content providers and Internet service providers, including Web directories, search engines, shareware archives, sites that offer professional editorial content, commercial online services and sites maintained by Internet service providers will not be perceived by potential strategic partners, eVendors and marketers as having more desirable Web sites. In addition, many persons with whom we would seek to enter into a strategic relationship have already established collaborative relationships with our competitors or potential competitors, and other high-traffic Web sites. Accordingly, there can be no assurance that we will be able to grow our visitor and Membership base, traffic levels and customer base or retain our current Members, traffic levels or customers, or that competitors will not experience greater growth in traffic than we experience as a result of such relationships which could have the effect of making their Web sites more attractive.

         In addition, for these reasons, our strategic partners may sever or elect not to renew their agreements with us. There can also be no assurance that we will be able to compete successfully in the Internet or that competition will not have a material adverse effect on our business, results of operations and financial condition.

GROWTH WILL DEPEND ON OUR ABILITY TO DEVELOP OUR BRAND

         We believe that establishing broader brand recognition of the Suite101.com brand is critical to our future success. Accordingly, we intend to launch a brand-enhancing campaign that will include promotional programs targeted at Members and visitors, and public relations activities. We intend to incur significant expenditures in our marketing efforts. If our brand building strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase our future revenues.

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

         Furthermore, to expand our operations we will introduce new or complementary enhancements on the Web site which may require us to outsource development where we may have little control over the speed and quality of the development. Any decline in the speed or quality of the development could adversely effect our business, results of operations and financial condition.


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

         In addition to the foregoing areas of recent legislative activities, several telecommunications carriers are currently seeking to have telecommunications over the Web regulated by the U.S. Federal Communications Commission (the FCC) in the same manner as other telecommunications services. In addition, because the growing popularity and use of the Web have burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers have petitioned the FCC to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on the Internet service providers and online service providers. If either of these petitions is granted, or the relief sought is otherwise granted, the costs of communicating on the Web could increase substantially, potentially slowing growth in use of the Web. This could, in turn, decrease demand for our services or increase our cost of doing business.

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

LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB; ABSENCE OF LIABILITY
INSURANCE

         Because materials may be downloaded by Members and other users of our Web site and subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of these materials. Such claims have been brought, and sometimes successfully pressed, against online service providers for example, in the past. We have received inquiries from time to time from third parties regarding such matters, all of which have been resolved to date without any payments or other material adverse effect on us.

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

         We pursue the registration of our trademarks and service marks in the United States and Canada and internationally, and intend to apply for the registration in the United States and Canada for a number of our service marks. There can be no assurance that such registration will be granted or, if granted, that we will derive any material commercial benefit from such registration. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult.

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

SALES TAX COLLECTION

         One or more states, provinces or countries may seek to impose sales tax collection obligations on out-of-state or out-of-province or foreign companies such as us which engage in online commerce. Any new operation or facilities in the United States or Canada or elsewhere could subject shipments into such states or provinces to state or provincial or foreign sales taxes. A successful assertion by one or more states or provinces or any foreign country that we should collect sales or other similar taxes on the sale of merchandise could have a material adverse effect on our business, prospects, financial condition and results of operations.

                               OTHER RISKS WE FACE

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS, NORTHFIELD CAPITAL CORPORATION AND 284085 BC LTD.

         Our Directors and Northfield Capital Corporation, and their respective affiliates, in the aggregate, beneficially own approximately 4,336,272 shares or 33.0% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.

NO ACTIVE PRIOR PUBLIC MARKET FOR COMMON STOCK; POSSIBLE VOLATILITY OF
STOCK PRICE

          Prior to the closing of our transaction with i5ive communications, inc., there was no active public market for our Common Stock. Since December 30, 1998, our Common Stock has been quoted on the OTC Bulletin Board. There can be no assurance that an active trading market for our Common Stock will be sustained or that the market price of our Common Stock will not decline or fluctuate based upon market or other conditions. The market price may bear no relationship to our revenues, earnings, assets or potential and may not be indicative of our future business performance. The trading price of our Common Stock has been and can be expected to be subject to wide fluctuations in response to variations in our quarterly results of operations, the gain or loss of significant strategic relationships, unanticipated delays in our development, changes in estimates by analysts, announcements of technological innovations or new solutions by us or our competitors, general conditions in the technology and Internet sectors and in Internet-related industries, other matters discussed elsewhere in this Quarterly Report and other events or factors, many of which are beyond our control.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Sales of significant amounts of our Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of our Common Stock or our future ability to raise capital through an offering of our equity securities. We had, as of August 1, 2000, 13,155,046 shares of common stock outstanding. Of such shares, 4,336,272 shares were held by our Directors, 284085 BC Ltd. and Northfield Capital Corporation. Substantially all of these shares are "restricted securities" as such term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. We believe that approximately 8,818,774 shares of our Common Stock may be transferred freely under U.S. Federal securities laws.

                           PART II -- OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 12, 2000, the Company held its annual meeting of stockholders. At the meeting, stockholders were requested to vote on the election of four persons as Directors of the Company to serve until the next annual meeting of stockholders in 2001 and until their respective successors are elected and qualified. The stockholders were also requested to vote on a proposal to approve the adoption of an amendment to the 1998 Stock Incentive Plan to increase the number of shares reserved for the grant of options from 1,200,000 to 2,400,000.

         At the meeting, the following persons were elected as Directors and received the following votes:


                                                 --------------------------------------------------
                                                             NUMBER OF VOTES RECEIVED
                                                 --------------------------------------------------
                                                                                          ABSTAINED
        NOMINEES                                  IN FAVOR           WITHHELD          OR NOT VOTED
        Peter L. Bradshaw                        8,821,682                300                11,800
        Julia M. Bradshaw                        8,820,248              1,734                11,800
        Mitchell G. Blumberg                     8,821,782                200                11,800
        Alfred J. Puchala, Jr.                   8,821,482                500                11,800


         The proposal to approve the adoption of an amendment to the 1998 Stock Incentive Plan to increase the number of shares reserved for the grant of options from 1,200,000 to 2,400,000 was approved by the favorable vote of a majority of the shares present and voting at the meeting with the following vote:


                            In favor - 4,245,255 shares
                            Against - 98,263
                            Abstained - 10,900


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  27.  Financial Data Schedule

         (b) Reports on Form 8-K

                  We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUITE101.COM, INC.
                                    -----------------
                                    (Registrant)



Date:  August 4, 2000           /s/ Peter L. Bradshaw
                                ---------------------------------------
                                    Peter L. Bradshaw
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                /s/ Cara M. Williams
                                ---------------------------------------
                                    Cara M. Williams
                                    Vice President Finance
                                    (Principal Financial and Accounting Officer)