Form 10QSB
period 2000-09-30
SUITE 101 COM INC
filed 2000-11-14
CIK 896726

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             FORM 10-QSB

(Mark One)
        /X/ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000; or

        / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
from                  to
    -----------------   -----------------

                         Commission file Number: 0-25136
                                                --------
                                SUITE101.COM INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

       DELAWARE                                                 33-0464753
       -------------------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S. employer
       incorporation of organization)                  identification no.)

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

                           YES    X      NO
                               ---------    ----------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                      Class
                    ---------------------------------------
                            COMMON STOCK, PAR VALUE
                                $.001 PER SHARE

                        Outstanding at October 20, 2000
                  -------------------------------------------
                                   13,155,046



                  Transitional Small Business Disclosure Format

                                 YES / / NO /X/

                               SUITE 101.COM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

                                                                                     PAGE NO.
PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements                                               3

                     Independent Accountants' Report                                    3

                     Consolidated Balance Sheets - September 30, 2000 and               4
                     September 30, 1999

                     Consolidated Statements of Operations - Nine-Month and             5
                     Three-Month Periods Ended September 30, 2000 and September
                     30, 1999

                     Consolidated Statements of Cash Flows - Nine-Month Periods         6
                        Ended September 30, 2000 and September 30, 1999

                     Notes to Consolidated Financial Statements -                      7-14
                     September 30, 2000 and September 30, 1999


Item 2.              Management's Discussion and Analysis or Plan of Operation        15-34


PART II              OTHER INFORMATION                                                  35


Item 6.              Exhibits and Reports on Form 8-K                                   35

ITEM 1.  FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SUITE101.COM, INC.
VANCOUVER, B.C., CANADA

We have reviewed the accompanying consolidated balance sheet of Suite101.com, Inc. and subsidiaries as of September 30, 2000, the related consolidated statements of operations for the nine-month and three-month periods then ended, and the related consolidated statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Corporation's management.

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

                                                  /s/ N.I. CAMERON INC.(SIGNED)

VANCOUVER, B.C.                                          CHARTERED ACCOUNTANTS
October 25, 2000

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                     ASSETS

                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                                2000             1999
                                                                     ---------------------------------
CURRENT
    Cash                                                                 $ 6,070,172       $3,493,140
    Accounts receivable                                                       26,896           18,922
    Prepaid expenses and deposits                                             58,915           56,569
                                                                     ---------------------------------
                                                                           6,155,983        3,568,631
                                                                     ---------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST (NOTE 4)
    Computer equipment                                                       192,701           96,265
    Furniture and fixtures                                                    15,972           10,589
    Leasehold improvements                                                    11,371           11,650
                                                                     ---------------------------------
                                                                             220,044          118,504
    Less: accumulated amortization                                            83,167           35,402
                                                                     ---------------------------------
                                                                             136,877           83,102
                                                                     ---------------------------------

TOTAL ASSETS                                                             $ 6,292,860       $3,651,733
                                                                     =================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILTIES
  Accounts payable                                                         $ 139,511        $  95,718
                                                                     ---------------------------------

CAPITAL STOCK ( NOTES 6, 7 AND 10)
    Authorized:
         40,000,000 common shares with a par value of $0.001 each
         1,000,000 preferred shares with a par value of $0.01 each
    Issued:
        13,155,046 common shares                                              13,155           12,062
DEFERRED COMPENSATION                                                        (59,832)               -
ADDITIONAL PAID-IN CAPITAL                                                10,351,146        5,220,510
DEFICIT                                                                   (4,076,948)      (1,708,556)
EQUITY ADJUSTMENT FROM FOREIGN CURRENCY
    TRANSLATION                                                              (74,172)          31,999
                                                                     ---------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                 6,153,349        3,556,015
                                                                     ---------------------------------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY                                $ 6,292,860       $3,651,733
                                                                     =================================

COMMITMENTS AND SUBSEQUENT EVENTS (NOTE 10)

   The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                           THREE-MONTHS ENDED            NINE-MONTHS ENDED
                                                                 SEPTEMBER 30                 SEPTEMBER 30
                                                           2000          1999           2000          1999
                                                    -------------------------------------------------------

SALES                                               $       405    $      404    $     1,223    $    1,246
                                                    ------------------------------------------------------

OPERATING EXPENSES
    General and administrative                          303,288       386,582      1,569,059       869,354
    Marketing                                           109,974       108,413        448,250       149,903
                                                    -------------------------------------------------------
                                                        413,262       494,995      2,017,309     1,019,257
                                                    -------------------------------------------------------
LOSS FROM OPERATIONS                                   (412,857)     (494,591)    (2,016,086)   (1,018,011)
                                                    -------------------------------------------------------

OTHER INCOME (EXPENSES)
    Loss on disposal of leasehold improvements                -             -              -        (8,130)
    Other income, net                                    91,395        31,602        244,897        74,915
                                                    -------------------------------------------------------
                                                         91,395        31,602        244,897        66,785
                                                    -------------------------------------------------------

NET LOSS                                            $  (321,462)   $ (462,989)   $(1,771,189)   $ (951,226)
                                                    =======================================================

INCOME (LOSS) PER SHARE
    Basic and Diluted                               $     (0.02)   $    (0.04)   $     (0.14)   $    (0.08)
                                                    =======================================================

    Weighted average common shares outstanding       13,155,046    12,061,288     12,940,182    11,314,036
                                                    =======================================================


   The accompanying notes are an integral part of these consolidated financial statements.

                                SUITE101.COM INC.
                    (FORMERLY KNOWN AS KINETIC VENTURES LTD.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
   FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                                    2000            1999
                                                                          -------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

    Net loss                                                               $  (1,771,189)      $(951,226)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
           Stock-based compensation                                              319,882               -
           Loss on disposal of leasehold improvements                                  -           8,130
           Amortization                                                           34,043          13,756
                                                                          -------------------------------
                                                                              (1,417,264)       (929,340)
    Changes in operating assets and liabilities
           Accounts receivable                                                      (909)        (13,464)
           Income taxes                                                                -           1,020
           Prepaid expenses and deposits                                         (21,671)        (56,492)
           Accounts payable and accrued expenses                                  53,910         (32,323)
                                                                          -------------------------------

    Net cash used in operating activities                                     (1,385,934)     (1,030,599)
                                                                          -------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES

    Purchase of capital assets                                                   (31,033)        (67,895)
                                                                          -------------------------------

    Net cash used in operating activities                                        (31,033)        (67,895)
                                                                          -------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

    Advances from (to) stockholders                                                    -        (198,664)
    Advances from (to) affiliated companies                                            -         (43,091)
    Shares issued                                                              4,717,814       4,836,250
                                                                          -------------------------------

                                                                               4,717,814       4,594,495
                                                                          -------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                 (78,113)        (13,405)
                                                                          -------------------------------

NET INCREASE IN CASH                                                           3,222,734       3,482,596

CASH AT BEGINNING OF PERIOD                                                    2,847,438          10,544
                                                                          -------------------------------

CASH AT END OF PERIOD                                                        $ 6,070,172      $3,493,140
                                                                          ===============================


   The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

1.   COMPARATIVE FIGURES

     The financial statements for the period ended September 30, 1999 are neither audited nor reviewed.

2.   THE COMPANY

     Suite101.com, Inc. (formerly known as Kinetic Ventures Ltd.) (the "Company") was incorporated in the State of California, United States on May 20, 1991, and reincorporated in the State of Delaware, United States on December 31, 1993. By way of a reverse takeover on December 8, 1998 (see
     Note 3) the Company acquired a wholly-owned subsidiary, i5ive communications inc. ("i5ive"). i5ive is engaged in the creation, operation and maintenance of a World Wide Web based directory and community.

     GOING CONCERN

     The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At September 30, 2000, the Company had accumulated $4,076,948 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive, a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at September 30, 2000, there were no operations in Endovascular, Inc.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

3.   BUSINESS ACQUISITION BY WAY OF REVERSE TAKEOVER (CONTINUED)

     The cost of the purchase has been based on the par value of the issued shares of the legal parent. The cost of the purchase has been allocated to the assets and liabilities of the legal parent as follows:

               Cost of purchase                                   $  3,406
               Less: Assets                                         (1,114)
               Add:  Liabilities                                    72,942
                                                                  --------

               Unallocated purchase price                         $ 75,234
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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

4.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (b)  RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred.

     (c)  FOREIGN EXCHANGE

          Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at September 30, 2000 and September 30, 1999 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

               (equivalent CDN $ per U.S.$)               2000          1999
                                                          ------------------
               September 30 rate                          .6651         .6815

               Average rate for the three-month period    .6747         .6729

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

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

5.   RELATED PARTY TRANSACTIONS

     During the nine-month period, the Company incurred salaries and consulting fees of $91,148 (1999 - $75,424) to three directors of the Company.


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

          During the period ended September 30, 2000, all 1,000,000 warrants were exercised to net the Company $4,500,000.

     (b) During the period ended September 30, 2000, the Company issued 43,209 common shares for total proceeds of $64,814 upon exercise of stock options (See Note 7).

     (c) During the period ended September 30, 2000, the Company issued 625,000 warrants as part of a private placement of Notes payable. Each warrant entitles the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

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

     The following is a table of stock options under the Plan as at September 30, 2000:

                                                                                                                  Balance
        Option       Expiry        Vesting            Balance        Granted                      Balance         Exercisable
        Exercise     Date          Date               December 31,   During       Exercised (E)   September 30,   September 30,
        Price        (mm/dd/yy)    (mm/dd/yy)         1999           the Year     Cancelled (C)   2000            2000
-----------------------------------------------------------------------------------------------------------------------------------

        1.50         12/04/03      12/04/99                 245,879            -      43,209 (E)         188,412         188,412
                                                                                      14,258 (C)
        1.50         12/04/03      12/04/00                  38,168            -       1,816 (C)          36,352               -
        3.34         02/23/04      (1/3) 02/23/00            50,000            -           -              50,000          16,667
                                   (1/3) 02/23/01
                                   (1/3) 02/23/02
        6.38         04/27/04      (1/3) 04/27/00            50,000            -           -              50,000          16,667
                                   (1/3) 04/27/01
                                   (1/3) 04/27/02
        4.13         06/11/04      06/11/00                  10,000            -           -              10,000          10,000
        1.50         10/25/05      (1/2) 10/25/00           100,000            -           -             100,000               -
                                   (1/2) 10/25/01
        1.50         11/13/04      11/13/99                 137,900            -           -             137,900         137,900
        1.50         11/13/04      11/13/00                 763,050        1,400      27,950 (C)         736,500               -
        3.56         01/06/05      01/06/01                       -       50,000      50,000 (C)               -               -
        3.53         01/31/02      (1/2) 01/31/00                 -        4,000           -               4,000           2,000
                                   (1/2) 01/31/01
        7.00         02/15/05      02/15/01                       -      100,000     100,000 (C)               -               -
        1.50         03/21/05      03/21/01                       -       20,000           -              20,000               -
        1.50         01/31/05      23,335 - 01/31/01              -       70,000           -              70,000               -
                                   23,333 - 01/31/02
                                   23,332 - 01/31/03
        1.50         04/17/05      20,402 - 04/17/00              -      110,805           -             110,805          20,402
                                   30,137 - 04/17/01
                                   30,133 - 04/17/02
                                   30,133 - 04/17/03
        1.50         07/05/05      3,222 - 07/05/00               -       56,443           -              56,443           3,222
                                   17,740-07/05/01
                                   17,740-07/05/02
                                   17,741-07/05/03

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

7.   STOCK OPTIONS (CONTINUED)

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

     The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% and no expected dividends:


        Numbers of     Exercise     Grant              Value         Volatility     Expected
        Options        Price        Date                             Assumption     Options Life
        -------------- ------------ ------------------ ------------- -------------- ---------------

              100,000  $  1.50      October 25, 1991       $ 99,750      272%         5 years
               50,000     3.56      January 6, 2000          99,635       60%         5 years
                4,000     3.53      January 31, 2000          5,120       60%         2 years
              100,000     7.00      February 15, 2000       203,970       20%         5 years
               20,000     7.88      March 21, 2000           45,922       20%         5 years

     The remaining options issued were to officers, directors and employees. As the options were granted at exercise prices based on the market price of the Company's shares at the dates of the grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and net income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. The fair value of the employees' purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions used for options: risk-free rate was 5.0%, expected volatility of 279%, 272% and 263% for the $1.50 options, 60% for the $3.53 options, and 50% for others, an expected option life of 5 years and no expected dividends.

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended September 30, 2000 would have been as follows:

               Net loss
                      As reported                         $ (1,771,189)
                      Pro forma                           $ (2,641,354)
               Basic net loss per share
                      As reported                         $ (0.14)
                      Pro forma                           $ (0.20)

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

8.   INCOME TAXES

     At September 30, 2000, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $1,370,000 less a valuation allowance of $1,370,000. The valuation allowance on deferred tax assets increased by $570,000 during the period ended September 30, 2000.

     At September 30, 2000, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $2,764,000. These carryforwards begin to expire in 2003.

     At September 30, 2000, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $462,000 less a valuation allowance of $462,000. The valuation allowance on deferred tax assets increased by $247,000 during the period ended September 30, 2000. The Company has approximately $1,080,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income. During the year ended December 31, 1998, the Company's previous U.S. loss carryfowards were eliminated due to a change in control of the Company and the change in the Company's operations.

9.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of cash, accounts receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

10.  COMMITMENTS AND SUBSEQUENT EVENTS

     (a) On March 23, 1999, the Company entered into a twelve-month agreement with a consultant which provided for fees of $5,000 per month. In addition, the consultant was issued a one-year warrant to purchase 50,000 shares of common stock at a price of $3.06 per share. This warrant has been valued at $33,420 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements. During the period ended September 30, 2000, this warrant has been exercised to net the Company $153,000. During the period ended September 30, 2000, this agreement was amended to increase the fees to $20,900 per month for the six-month period beginning August 23, 1999, extend the period of services by six months, and to issue a warrant to purchase 25,440 shares of common stock of the Company at a price of $5.50 per shares expiring February 28, 2002. This warrant has been valued at $11,750 using the Black-Scholes model and is reflected as compensation on these financial statements.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

10.  COMMITMENTS AND SUBSEQUENT EVENTS (CONTINUED)

     (c) The Company has entered into an agreement for consulting and corporate finance services which provides for the issue of 2-year warrants at the following milestones:

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

11.  COMPREHENSIVE INCOME (LOSS)

                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                                   2000               1999
                                                         ---------------------------------

        Net loss as reported                              $ (1,771,189)       $  (951,226)
        Add (deduct)
           Foreign currency translation adjustments            (83,529)           (18,170)
                                                         ---------------------------------

        Comprehensive Income (Loss)                       $ (1,854,718)       $  (969,396)
                                                         =================================
        Accumulated other comprehensive income
           Foreign currency translation adjustments
               Balance at beginning of period             $      9,357        $    50,169
               Change during the period                        (83,529)           (18,170)
                                                         ---------------------------------
               Balance at end of period                   $    (74,172)       $    31,999
                                                         =================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the Notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include the Risk Factors set forth below as well as the "Risk Factors" contained in our Annual Report. See "Cautionary Statement for Purposes of the `Safe Harbor` Provisions of the Private Securities Litigation Reform Act of 1995" herein.

OVERVIEW

     Suite101.com, Inc. is an Internet company engaged in the creation, operation and maintenance of a Word Wide Web-based community, known as Suite101.com. Suite101.com is a community that is growing organically where Internet users can express themselves, share ideas, interests and expertise, and publish content accessible to other Internet users with common interests. Our community includes our Members, our "Contributing Editors", and our visitors. Suite101.com's Member-generated Best-of-Web Directory is the accumulated efforts of our Members and our Contributing Editors (Web guides), all of whom have a passion for a particular topic, who create our directory of personalized Web sites. Our Best-of-Web Directory is organized into ten broad subject categories or "Communities of Interest" using the Dewey Decimal Classification (R) system
(DDC) and the Library of Congress Subject Headings (LCSH). We believe we were one of the first Internet sites to engage people rather than software (search engines) to find information on the Internet. At the end of October 2000, we have over 1,230 Contributing Editors publishing content and searching the Internet for the best resources on the Web.

     Our Contributing Editors, who are typically enthusiasts with a passion for a particular topic, collectively publish close to 2,000 articles per month on our site and; since 1996, have written over 35,000 searchable, archived articles. In addition, our Contributing Editors have created Suite101.com's Best-of-Web-Directory with close to 40,000 hand-picked and personally reviewed links and have managed close to 35,000 discussions on over 1,230 topics ranging from hitch-hiking, through romance, to gardening.

     Our revenue model will concentrate on electronic commerce ("ecommerce"). Using a consensual marketing model, Suite101.com will offer participating enterprises ("eVendors") access to psycho-demographic information on Suite101 Members who have consented to participate in our marketing program. eVendors will then be asked to pay a fee to market their products or services directly to the participating Member. Revenue from these fees will be shared between Suite101.com and its participating Members. Suite101.com intends to receive additional revenues by participating with the eVendors in completed transactions.

     Suite101.com intends to realize revenue by sharing in the proceeds of our ecommerce marketing and transaction fees. The marketing effort is expected to be a collaborative effort between our Company, our Editors, our Members and our eVendors. Our marketing plan is founded on Members' consent, our role as custodian of Members' privacy and eVendors' commitment to deliver competitive, quality goods and services on time. As custodian of Members' psycho-demographic information in our

Member-centric database, we intend to offer our eVendors a unique opportunity to market one-to-one to a very loyal and focused community.

     Unlike traditional marketing campaigns, which typically use print (newspapers, magazines and direct mail) or the electronic media (radio and television), our campaigns will direct marketing material to our Member's personal "MySuite Page", a customized personal start-page, significantly reducing the cost of reaching the consumer. The interactive nature of the Web and the ability to display attractive graphics, to facilitate Members "clicking" through directly to the eVendor's site, will enable us to present such marketing material to our Members 24 hours a day, 7 days a week in a complete, dynamic and timely manner. The Internet's interactive properties and our dynamic software are, we believe, compelling reasons why consenting Members and eVendors will utilize our ecommerce program. Products and services will be marketed and the transaction will be completed online quickly and easily. This capability offers our Members electronic one-stop-shopping and our eVendors one-to-one contact with the consumer, our Member.

     As we grow, our operating expenses will increase in connection with our visitor and Member generation programs, brand marketing, eVendors promotional efforts, increased funding of site development, technology and operating infrastructure; and the increased general and administrative staff needed to support our growth. We anticipate that we will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount and rates of growth in our net revenue from ecommerce. We expect our operating expenses to increase significantly, especially in the areas of site development and infrastructure, sales, marketing, brand promotion and ecommerce promotion. We believe that period-to-period comparisons of our Member recruitment results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

     To date, we have entered into a limited number of license arrangements and strategic alliances in order to develop our directory, build our communities, provide community-specific content, generate additional traffic, and increase membership. We intend to continue to increase reach and membership and to proactively seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites.

A COMPARISON OF OUR OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     During the nine months ended September 30, 2000, our sales were $1,223 compared with sales of $1,246 during the nine months ended September 30, 1999. Sales in both periods were attributable to software licensing revenues.

     General and administrative expenses were $1,569,059 in the nine months ended September 30, 2000 compared with $869,354 during the nine months ended September 30, 1999. This increase was primarily the result of the increase in the number of our Contributing Editors, an increase in the number of personnel and consultants we employ, increased product development and the increased scale of our operations. Marketing expenses were $448,250 during the nine months ended September 30, 2000 compared with $149,903 during the nine months ended September 30, 1999. This was the consequence of our marketing activities aimed at increasing membership and building the Suite101.com brand that commenced during the second quarter of 1999.

     Our Loss From Operations was $2,016,086 during the nine months ended September 30, 2000 compared with $1,018,011 during the nine months ended September 30,1999. The increase in our Loss From Operations during the nine months ended September 30, 2000 compared with that of the nine months ended September 30, 1999 was the result of the increase in our operating expenses and an increase in our expenses incurred in marketing.

Other income was $244,897 during the nine months ended September 30, 2000 compared with $74,915 during the nine months ended September 30, 1999. The increase was the result of increased interest earned on bank balances.

     Our Net Loss was $1,771,189 during the nine months ended September 30, 2000 compared with $951,226 during the nine months ended September 30, 1999. The increase in our Net Loss for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 was the result of the increase in the scale of our operations, the related increase in operating expenses and an increase in our marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The report of our independent auditors on their audit of our financial statements as of December 31, 1999 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. In February 2000, we realized gross proceeds of $4,500,000 from the exercise of warrants issued in a 1999 private sale of securities. Also, in February 2000, we realized gross proceeds of $2,500,000 from a private sale of promissory notes and warrants. During the first nine months of 2000, we also realized gross proceeds of approximately $218,000 from the exercise of stock options and from the exercise of warrants. In April 2000, we repaid the outstanding principal and accrued interest on the $2,500,000 promissory notes we sold in February 2000, which were scheduled to mature on June 30, 2000. At September 30, 2000, we had a cash balance of $6,070,172 . We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

     We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to enter into strategic alliances, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our ecommerce as we desire, or, develop and enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

     As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue from proposed ecommerce revenue-sharing arrangements, and anticipated growth in visitor traffic and membership. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast.

In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the intense competition for the sale of products and services on the Web, revenue-sharing opportunities, our limited operating history and the uncertainty as to the broad acceptance of the Web as an ecommerce medium. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in the ecommerce industry. Any failure by us to accurately make such predictions would have a material adverse effect on our business, results of operations and financial condition.

     From our inception in April 1996 through June 30, 1998, Northfield Capital Corporation and 284085 BC Ltd., our principal shareholders, advanced to us the sums of $270,156 and $197,098, respectively, used for general corporate purposes and working capital. Such amounts accrued interest at the rate of 6.5% per annum. At the closing of the sale of i5ive communications, inc. shares to us, Northfield Capital Corporation and 284085 BC Ltd. converted these advances and accrued interest into an aggregate of 414,975 and 302,753 shares, respectively, of i5ive communications, inc. Common Stock. Such shares of i5ive communications, inc. were exchanged for 1,969,057 and 1,436,565 shares, respectively, of our Common Stock for an effective purchase price, based on the amounts advanced by such persons through June 30, 1998, of approximately $0.14 per share of Common Stock.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     With the exception of historical information, the matters discussed above and elsewhere in this Quarterly Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements discussed in this Quarterly Report appear in various places including: "Item 2 - Management's Discussion and Analysis or Plan of Operation - Overview", "Liquidity and Capital Resources", as well as in "Risk Factors". We caution readers that the risk factors described in our Annual Report on Form 10-KSB, as well as those described elsewhere in this Quarterly Report, or in our other filings with the Commission, in some cases have affected, and in the future could affect our actual results, could cause our actual results during 2000, 2001 and beyond, to differ materially from those expressed in any forward-looking statements, and could cause our development and the development of our business plans to be different than expressed in those statements. Important factors that may be encountered, that could cause actual results to differ materially from the forward-looking statements in this Quarterly Report include, among others, our early stage of development and absence of material revenues, the possibility that we will be unable to increase membership in our Communities of Interest sufficiently to attract ecommerce, the usual unforeseeable risks encountered by any new enterprise, our inability to attract readership to our Communities, our potential need for additional capital and our possible inability to attract such capital on acceptable terms or at all, the uncertainties of the levels of our future operating expenses, fluctuations in our quarterly revenues, expenses and membership growth, the level of consumer acceptance of ecommerce, our inability to enter into marketing and other relationships to develop our ecommerce, intense competition among Internet portals and ecommerce participants, our inability to manage our growth, the impact of possible future government regulation on the Internet and the imposition of taxes on ecommerce by various governmental authorities, our inability to afford a sufficient level of privacy to our Members, the possible volatility of the market price for our Common Stock, the impact of additional shares possibly coming onto the market for sale, and increased difficulties in raising capital to fund Internet based enterprises.

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

     RISKS WE FACE ARISING OUT OF THE EARLY STAGE OF OUR BUSINESS

EARLY DEVELOPMENT STAGE

     We are in the early stage of developing our business plan and operations. We have realized no material revenues to date from our Internet operations activities. From April 1996 through September 30, 2000, our total revenues from our Internet operations activities were negligible. During that period, we accumulated losses of $4,076,948. We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will continue to incur net losses for the foreseeable future. The extent of our losses will be dependent, in part, on the amount and rates of our expenditures and growth in net revenue from ecommerce transactions. We expect our operating expenses to increase significantly, especially in the areas of site development and infrastructure, sales, marketing, brand promotion and ecommerce promotion. As a result, we will need to generate increased amounts of quarterly net revenue if we are to achieve profitability. We believe that period-to-period comparisons of our operating results, numbers of Members and page views will not be meaningful and the results or those numbers should not be relied on for any period as an indication of our future performance. To the extent that our net revenues do not grow at anticipated rates, that our ecommerce revenues fail to materialize as anticipated or that increases in our operating expenses exceed our expectations or are not subsequently followed by commensurate increases in net revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

     We are currently developing our business through efforts to attract visitors, Members and Contributing Editors to our Web-based community. At the beginning of November 2000, we had over 285,000 Members and had grown from 35 Contributing Editors in October 1996 to over 1,230 at the beginning of November 2000. During the month of October 2000, our site received approximately 5.8 million page views, according to PC Data Online. We cannot assure you that such growth rates are sustainable. Our business plan is to continue to expand our numbers of visitors, Members and Contributing Editors in an effort to reach a sufficient level of critical mass as well as to continue to improve and enhance our site infrastructure through the introduction, development and implementation of improved technologies. Currently, we have 22 full-time personnel. We have not expended significant efforts to date to realize revenues. Accordingly, there can be no assurance that our business plan can be successfully developed or that we will realize any material revenues.

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

-    The lack of broad acceptance of the community concept on the Internet

- The possibility that the Internet will fail to achieve broad acceptance as a commercial medium

-    The lack of acceptance by consumers of ecommerce

- Our ability to attract visitors and eVendors or retain Members and Contributing Editors

- Our inability to generate significant ecommerce-based revenues from our eVendors and Members

-    Risks associated with a new and unproven business concept

-    Our ability to anticipate and adapt to a developing market

- The failure of our network infrastructure (including our servers, hardware and software) to efficiently handle our Internet traffic

-    Changes in laws and taxes that adversely affect our business

- The possibility that we will be unable to effectively manage any rapid expansion of our operations, including the amount and timing of capital expenditures and other costs relating to any expansion of our operations

- The introduction and development of different or more extensive communities by direct and indirect competitors, including those with greater financial, technical and marketing resources

-    Our inability to maintain and increase levels of traffic on our Web site

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

        To address these risks, we must, among other things:

-    Attract visitors, Members and Contributing Editors

-    Retain Members and Contributing Editors

-    Attract and retain a significant number of eVendors

-    Successfully develop and implement a revenue model

-    Form and maintain relationships with strategic partners

-    Attract and respond to competitive developments

-    Retain and motivate qualified personnel

- Develop and upgrade our technologies and commercialize our services incorporating such technologies, and

- Be successful in attracting additional substantial capital at the times, in the amounts and on the terms required.

     There can be no assurance that we will be successful in addressing these risks. Any failure to do so could have a material adverse effect on our business, results of operations and financial condition. Because of the foregoing factors, our quarterly net revenue and operating results are difficult to forecast. Consequently, we believe that period to period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of our future performance. It is likely that in some future quarter or quarters our operating results or financial condition may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially and adversely affected.

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

     There can be no assurance that our Member-generated content or the promotional efforts of our Members will continue to attract users to our Web site. There can also be no assurance that our Members and Contributing Editors will continue to devote time voluntarily to improving our community. Given the fact that we provide free disk space to our Members and we support the involvement of our Contributing Editors, third parties may attempt to hold us responsible for our Contributing Editors' content and/or any of their actions or omissions. There also can be no assurance that our business, results of operations and financial condition would not be materially and adversely affected if a substantial number of Members or Contributing Editors became dissatisfied with our services or our intentions and efforts to commercialize those services or that the Contributing Editors become dissatisfied with the amounts of compensation we pay to them.

     Moreover, considering the modest level of compensation paid to Contributing Editors, there can be no assurance that consistent levels of high quality Member generated content will be maintained. These levels of compensation may hinder our efforts in the future to attract Contributing Editors. Further, there can be no assurance that our community on the Internet or our services will achieve broad market acceptance. Accordingly, no assurance can be given that our business will be successful or that we can attain or sustain revenue growth or generate significant profits.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     The report of our independent auditors on their audit of our financial statements as of December 31, 1999 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. In February 2000, we realized gross proceeds of $4,500,000 from the exercise of warrants issued in a 1999 private sale of securities. Also, in February 2000, we realized gross proceeds of $2,500,000 from a private sale of promissory notes and warrants. During the first nine months of 2000, we also realized gross proceeds of approximately $218,000 from the exercise of stock options and from the exercise of warrants. In April 2000, we repaid the outstanding principal and accrued interest on the $2,500,000 promissory notes we sold in February 2000, which were scheduled to mature on June 30, 2000. At September 30, 2000, we had a cash balance of $6,070,172. We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

     We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services.

     There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our ecommerce as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

     As a result of our limited Internet operating history, we have limited meaningful historical financial data upon which our planned operating expenses can be based. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue from proposed ecommerce revenue-sharing arrangements, and anticipated growth in visitor traffic and in membership and will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast.

     In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the unproven manner in which we intend to derive our Internet revenue, the intense competition for the sale of products and services on the Web, revenue-sharing opportunities, our limited operating history and the uncertainty as to the broad acceptance of the Web as an ecommerce medium. We may be unable to adjust our spending in a timely manner to compensate for disappointing results of our marketing efforts and efforts to develop Internet revenue, any unexpected revenue shortfall or other unanticipated changes in the ecommerce industry. Our failure to accurately make such predictions or adjustments in our spending would have a material adverse effect on our business, results of operations and financial condition.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY; UNPREDICTABILITY
                             OF FUTURE NET REVENUE

     We expect our operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

- The demand for the products and services we intend to market through our Web site

-    Our Members' acceptance of ecommerce on our Web site

-    The level of traffic on our Web site

- The amount and timing of capital expenditures and other costs relating to the expansion of our operations

-    The introduction of new or enhanced services by us or our competitors

-    The timing and number of new hires

- The availability of desirable products and services for sale by eVendors through our Web site

-    The loss of a key strategic or marketing relationship

-    Changes in our marketing policy or those of our competitors

-    The mix of products and services marketed by our eVendors

- Engineering or development fees that may be paid in connection with us adding new Web site development and publishing tools

-    Technical difficulties with our Web site

-    General economic conditions, and

- Economic conditions specific to the Internet or all or a portion of the technology market.

     As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or business combinations that may not meet with broad acceptance or otherwise may be unsuccessful that could have a material adverse effect on our business, results of operations and financial condition. We expect to experience seasonality in our business, with user traffic on our Suite101.com site potentially being lower during certain times of the year such as during the summer, year-end vacation and holiday periods when overall usage of the Web is lower. Because Web-based ecommerce is an emerging market, additional seasonal and other patterns may develop in the future as the market matures. Any seasonality is likely to cause quarterly fluctuations in our operating results. There can be no assurance that such patterns will not have a material adverse effect on our business, results of operations and financial condition.

MANAGEMENT OF GROWTH AND RELATIONSHIPS; BRIEF TENURE OF MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

     In developing our business plan, we expect to be required to establish and manage multiple relationships with various strategic eVendors, distributors, providers of services, technology licensors, Members, marketers and other third parties. To date, only a limited number of such relationships have been established. The requirements for us to enter into these relationships will be exacerbated in the event of our material growth or as the number of third party relationships increase. As well, there can be no assurance that our systems, procedures or controls will be adequate to enable us to establish and enter into these relationships, to support any substantial growth in our operations or that our management will be able to implement or manage any growth effectively.

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

INTENSE COMPETITION

     The market for community-based ecommerce on the Internet is new and rapidly evolving. There is substantial competition and competition is expected to increase significantly in the future. Barriers to entry into the Internet business are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on creating a Web-based community or directory on the Internet are About.com Inc., Ask Jeeves, Inc., Look Smart Ltd., and dmoz open directory project. Each of these competitors is significantly larger than us and more well-established and well-known in the Internet industry and with greater capital resources.

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

     We also compete for visitors and Members with many Internet content providers and Internet service providers, including Web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of

Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as America Online, Inc. ("AOL"), CNET, Inc. ("CNET"), CNN/Time Warner, Inc. ("CNN/Time Warner"), Excite, Inc. ("Excite"), Infoseek Corporation ("Infoseek"), Lycos, Inc. ("Lycos"), Netscape Communications Corporation ("Netscape"), Microsoft Corporation ("Microsoft"), About.com Inc., and Yahoo! Inc. ("Yahoo!"). We also compete with traditional forms of media, such as newspapers, magazines, radio and television. We believe that the principal competitive factors in attracting strategic partners and other sources of ecommerce business include the amount of traffic on our Web site, name recognition, customer service, the demographics of our Members and viewers, our ability to offer targeted audiences and the overall cost-effectiveness of the ecommerce opportunities we offer. We believe that the number of Internet companies relying on Web-based ecommerce and advertising revenue will increase substantially in the future. Accordingly, we will likely face increased competition, resulting in increased pressures on our revenue sharing percentages which could, in turn, have a material adverse effect on our business, results of operations and financial condition.

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

     In addition, for these reasons, our strategic partners may sever or elect not to renew their agreements with us. There can also be no assurance that we will be able to successfully compete in the Internet or that competition will not have a material adverse effect on our business, results of operations and financial condition.

GROWTH WILL DEPEND ON OUR ABILITY TO DEVELOP OUR BRAND

     We believe that establishing broader brand recognition of the Suite101.com brand is critical to our future success. Accordingly, we have launched a brand-enhancing campaign that includes promotional programs targeted at Members and visitors, and public relations activities. We intend to incur significant expenditures in our marketing efforts. If our brand building strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase our future revenues.

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

     In addition, in offering certain payment services, we could become increasingly reliant on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. We may be required to expend significant capital and resources to protect against the threat of such security, encryption and authentication technology breaches or to alleviate problems caused by such breaches.

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

DEPENDENCE ON CONTINUED GROWTH IN THE USE OF THE INTERNET; DEPENDENCE ON WEB INFRASTRUCTURE

     Our Company's future success is substantially dependent upon continued growth in the use of the Internet and the Web in order to support ecommerce development on our Web site and in the acceptance and volume of ecommerce transactions on the Internet. There can be no assurance that the number of Internet users will continue to grow or that ecommerce over the Internet will become more widespread.

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

     The success of our Web site will depend in large part upon the continued development of a Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of complementary products, such as high-speed modems for providing reliable Web access and services. Because global ecommerce and online exchange of information on the Web and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Web will support increasing use or will prove to be a viable commercial marketplace.

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

SHARES ELIGIBLE FOR FUTURE SALE

     Sales of significant amounts of our Common Stock in the public market or the perception that such sales will or could occur could materially and adversely affect the market price of our Common Stock or our future ability to raise capital through an offering of our equity securities. We had, as of October 20, 2000, 13,155,046 shares of common stock outstanding. Of such shares, 4,336,272 shares were held by our Directors, 284085 BC Ltd. and Northfield Capital Corporation. Substantially all of these shares are "restricted securities" as such term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act. We believe that approximately 8,818,774 shares of our Common Stock may be offered and sold publicly under U.S. Federal securities laws.

                          PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

                   27.  Financial Data Schedule

      (b)  Reports on Form 8-K

                   We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUITE101.COM, INC.
                                  -----------------
                                  (Registrant)


Date:  November 10, 2000          /s/Peter L. Bradshaw
                                  -----------------------------------
                                  Peter L. Bradshaw
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/Cara M. Williams
                                  ----------------------------------
                                  Cara M. Williams
                                  Vice President Finance
                                  (Principal Financial and Accounting Officer)