Form 10KSB40
period 2000-12-31
SUITE 101 COM INC
filed 2001-04-02
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

Mark One:

      |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the fiscal year ended December 31, 2000; or

      |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |X|

      State Issuer's revenues for its most recent fiscal year:  $1,620

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 5, 2001, was $1,985,315. (Non-affiliates have been determined on the basis of holdings set forth in the information incorporated by reference under Item 11 of this Annual Report on Form 10-KSB.)

      The number of shares outstanding of each of the Issuer's classes of common equity, as of February 28, 2001, was 13,155,046.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1 - Description of Business:

SUITE101.COM, INC.

      Suite101.com, Inc. is an online publishing (epublishing) company engaged in the creation, operation and maintenance of a Word Wide Web-based community, known as Suite101.com. Suite101.com is an online community that is growing organically where Internet users can express themselves, share ideas, interests and expertise, and publish content accessible to other Internet users with common interests. Our community includes our Members, our Editors, and our visitors. Suite101.com's Member-generated Best-of-Web Directory, which was started in 1996, is the accumulated efforts of our Members and our Editorial Team - which includes our Senior, Managing and Contributing Editors (Web guides) - who are dedicated to generating and finding the best content on the Web to create our directory. Our Best-of-Web Directory is organized into ten (10) categories using the Dewey Decimal Classification (R) system
(DDC)1 and the Library of Congress Subject Headings (LCSH). We believe we were one of the first Internet sites to engage real people rather than software (search engines) to find topical information on the Internet. At the end of December 2000, we had over 1,300 Contributing Editors publishing content and searching the Internet for the best resources (links) on the Web.

      Our Contributing Editors, who are typically enthusiasts with a passion for a particular topic, collectively publish over 2,000 original articles per month on our site and, since 1996, have written close to 40,000 searchable, archived articles. In addition, our Editorial Team has created Suite101.com's Best-of-Web Directory with over 43,000 hand-picked and personally reviewed links and has managed more than 38,000 discussions on over 1,300 topics ranging from gardening to romance.

      We consider Suite101.com to be on the leading edge of online publishing and, we believe, we were the first Internet community to organize, mentor, and manage a remote team of writers producing quality online content. Since our inception, Suite101.com's community of writers has been using Suite101.com's online publishing tools, which include proprietary software we developed, to publish original, organic content. These powerful, user-friendly publishing tools make it easy for writers to create and publish their content online. Without the availability of these online publishing tools, writers would have to post their works on their own web site or to another community portal in order for their works to be published on the Internet.

This can be a complicated process and one that not everyone is familiar. Suite101.com allows writers to produce articles off-line and then, using our proprietary software, post the articles to our site without the need to know complex computer languages or programming. Once posted, the articles are automatically published in Web format on our site, catalogued by topic and categorized using the DDC system and form part of Suite101.com's Best-of-Web Directory.

      Suite101.com utilizes its exclusive online management structure, which we refer to as our "Enabling Platform", to manage and maintain our remote team of over 1,300 Contributing Editors. Suite101.com's Enabling Platform, an online system of distributed management and intellect, is a Net-centric management method that utilizes the unique qualities of the Internet. By making use of the Internet and its inherent ability to connect users and facilitate communication worldwide, Suite101.com has been able to develop and manage its community of writers with only a two (2) person head office editorial staff - our Editor-in-Chief and our Editorial Coordinator.

      Through the interconnection of users and communication over the Internet and using our internally developed software, Suite101.com's Enabling Platform also allows our Editorial Team to vet, edit, publish and enhance the quality of our original, Member-generated content efficiently and cost-effectively. While the Internet allows anyone to publish, not everyone is a writer, and finding good quality content on the Internet is not easy; our Enabling Platform provides the means to efficiently find and produce quality content on the Internet, cost-effectively.

      In the traditional "bricks-and-mortar" publishing arena there is an Editor-in-Chief who employs senior and managing editors to edit/filter the content of writers. This process ensures the quality of the end-published content, however the process is slow, expensive and inefficient and cannot accommodate the vast number of manuscripts being created and submitted by thousands of aspiring writers. At Suite101.com, rather than using this traditional pyramid structure, we employ a peer review model where we are able to accommodate large numbers of submissions and maintain a very cost effective and efficient process without sacrificing quality of content. We liken Suite101.com's Enabling Platform--our self-organized, distributed management structure--to a circle. Our Editor-in-Chief is in the center encircled by Senior and Managing Editors who vet and edit/filter the content of our Contributing Editors on the outermost ring.

      Our revenue model will concentrate on using our Enabling Platform to generate ecommerce opportunities, which, we believe, could be realized in a number of different industries. Currently, we envision using our Enabling Platform as a means to earn revenues by entering into third-party contracts to vet manuscripts and to generate, publish and enhance content in works for sale in bookstores and on the Internet. We are exploring other opportunities where this online management structure can be applied.

BACKGROUND OF SUITE101.COM

      Suite101.com employs real people, known as guides or "Contributing Editors" rather than software (search engines) to help Internet users find the Best-of-the-Web resources. Our site offers not only a way to find quality information on the Web, but also an opportunity to participate in a community of like-minded people who share mutual interests.

      Our original idea behind Suite101.com was to overcome the chaos of the Internet and to enable "normal" people who have a passion for a particular topic to have the opportunity to share their expertise, publish articles and act as guides or Contributing Editors on our site to assist others who have similar interests in finding relevant information on the Internet. As of December 31, 2000, we had over 1,300 Contributing Editors publishing articles, facilitating discussions, hosting online "chats," and contributing to Suite101.com's Best-of-Web Directory of content and links to top Web sites. As of the end of February 2001, our Editorial Team has published and archived close to 40,000 articles on over 1,300 topics ranging from American Literature to Virtual Journeys, managed over 38,000 discussions, and recommended over 43,000 hand-picked and reviewed links which are kept current by our Editorial Team.

INDUSTRY BACKGROUND

        In many ways the Internet communication medium is transforming how we live and interact with one another. The introduction of the World Wide Web ("WWW" or "Web") in the mid-1990s accelerated this transformation. Web sites, browsers, and development tools quickly made a relatively complex technology accessible to a much larger population. Hundreds of millions of people now have the opportunity to develop, publish and distribute their own information without requiring substantial economic resources or being limited by geographical boundaries. With an estimated 407 million users on the Internet today (with 167 million in Canada and the US alone), the Internet is the largest conglomeration of authors ever assembled, according to Nua Surveys (http://www.nua.ie/surveys/how_many_online/index.html, November 2000).

The Growth of Online Communities

      Early Internet users developed a unique, give-and-take culture that emphasized the participation and sharing of information and resources. We believe that these are the basic elements of community. However, the rise in the popularity and the subsequent commercialization of the Web has changed the focus of this culture from one of "give-and-take" (sharing and interaction) to passive consumption where Internet "surfers" are relegated to the role of viewers, readers and subscribers. The Web has become a vast network of millions of Web sites, for the most part broadcasting professionally created, static content to Internet users. For the typical user, the Web does not live up to its original promise; instead of the powerful, two-way communication medium that it could be, we view the Web as a chaotic, overloaded brochure rack.

      "Portal" sites (Web supersites that provide a variety of services including Web searching, news, free e-mail, discussion groups, online shopping and links to other sites) combined with powerful search engines were introduced to help users find information on the Internet. In many cases, search engines have added to, not diminished, the chaos on the Web. As the use of the Internet and the number of Web sites has grown, the utility of these search engines has declined because of their inability to stay abreast of the growth in Web sites. As experienced Internet surfers know, Internet search engines, powered by software, return every possible matching lead and do not distinguish the quality or relevance of one site from another. Therefore, when a surfer uses a search engine, he or she is faced with the daunting task of wading through hundreds -- sometimes thousands -- of search engine suggestions responding to the topic searched that may be irrelevant, incomplete, or outdated.

      Looking for a more effective way of finding quality information on the Internet, we believe that many users are increasingly turning to Web directories and online communities to find, read, and discuss information that is relevant to their lives. These also allow them to subscribe to online publications, to publish and to share in the give-and-take of the Internet. Internet users in these online communities realize the availability of the Internet as an interactive, two-way communication medium.

Business-to-Business Opportunities

      In the beginning, many analysts predicted that vast revenues would be realized by companies engaged in business-to-consumer (B2C) ecommerce. However, recent information indicates that retail, or B2C, revenues have not met expectations. On the other hand, business-to-business (B2B) ecommerce has far outstripped the revenues generated by B2C. For example, the New York Times reported that the combined revenues of all retailers on the Internet in 1998 - US$8 billion - did not even match the revenues of one B2B ecommerce business, Cisco Systems (US$9 billion in 1999). Further, Forrester Research predicted that the total B2B ecommerce market would reach US$1.3 trillion by 2003.

      Increased bandwidth, industry leaders embracing the Internet, the need for faster transactions - all these factors are driving the broadening acceptance of B2B ecommerce. As this acceptance grows, the Internet is helping entire industries improve their productivity and profitability. The benefits to suppliers include lower selling costs, lower transaction costs, access to wider markets, and the avoidance of powerful channels.

      With the growth in North America of people working from their residences being fuelled by lifestyle changes and Internet access, we believe businesses will soon capitalize on this remote work force to produce goods and services at a lower cost thus enabling a company to search out new business opportunities that until now were unavailable.

eCommerce in Existing Online Communities

      Online communities tend to attract like-minded people who share mutual interests and a similar demographic profile. Topically organized, they attract interested users who tend to spend a significant portion of their time online at the community Web site. Most of the online communities, such as Yahoo! Inc., also offer other services, such as personal home pages and messaging functions, that further increase the site's "stickiness" (capacity to keep users at the site). We believe that online vendors (eVendors) recognize the marketing potential of these commercially attractive, site-loyal demographic groups.

      We believe that eVendors want to be seen in the online communities because the commmunities have the ability to aggregate attractive demographic groups with significant purchasing power and known interests. eVendors have begun to focus their advertisements to persons with a demonstrated interest -- for example, ads for fishing tackle on a site devoted to fly fishing. Because many of the communities collect substantial demographic information from their members, marketers see an opportunity to tailor the marketing of their products or services directly to particular groups within the community. Many of the popular online community sites generate a substantial portion of their revenues from banner and button advertising.

Privacy Concerns

     We believe that the lure of online communities will continue to grow for online vendors because of focused demographics. Focused demographics allows for targeted marketing by online vendors to topically organized groups or "communities". But the nature of the commercial opportunities envisioned by many of these vendors is expected to change dramatically due to one very important reason -- privacy. Privacy concerns are increasingly affecting what users do on the Internet, especially as consumers. We believe many users are uncomfortable giving their demographic information or making purchases online because of these privacy concerns. Users are especially uncomfortable when they find that their personal demographic information is being collected, used, and traded without their knowledge, authorization, or benefit. Consumers are making these concerns about privacy more public. To ultimately succeed at ecommerce, we believe marketers and vendors will have to find ways of gaining the confidence of potential customers by demonstrating that they will act sensitively and responsibly with regard to consumers' privacy issues.

THE SUITE101.COM CONCEPT

The Suite101.com Community

      The Suite101.com community, a banner free Web site, provides software that compiles, organizes, publishes, enhances and distributes content created by Members of its community. This enhances Members' experiences on the Web because they can publish their own articles, share ideas, and interact with other Members and other Internet users who have common interests.

      Our concept is a community of Internet users dedicated to self-expression, interaction, and sharing. We believe that, like any community in the bricks-and-mortar world, the Members of Suite101.com come to feel a high degree of affinity to our site and responsibility to each other because they share their interests and passions with each other in a safe, non-threatening environment. We believe Members of Suite101.com come to feel they have a "home" on the Internet. The products and services of our community include articles written by Contributing Editors (who are paid a monthly stipend between $15 and $25 depending on the number of articles they write in a month), discussion threads and chats, contests and polls, and, of course, links to the best sites on the Web in over 1,300 different topic areas (the Best-of-Web Directory). With the addition of more Members and Contributing Editors, the Suite101.com community has grown organically from approximately 35 Contributing Editors in October 1996 to over 800 in December 1999 to over 1,300 in December 2000. Currently, we have a backlog of over 300 applications from prospective Contributing Editors. As of the end of February 2001, Suite101.com's Editorial Team has created our Best-of-Web Directory with over 43,000 hand-picked and personally reviewed links, published and archived close to 40,000 articles, and managed more than 38,000 discussions. Our site has over 1,300 topic areas and, according to PC Data Online, over the 12-month period of 2000 we averaged more than 600,000 unique users monthly compared to a monthly average of 461,000 unique users over the last five (5) months of 1999.

Enabling Platform - Business-to-Business Opportunities

     Developed over the past five years, Suite101.com's Enabling Platform--a system of self-organized, distributed management--has allowed the Company to source, publish, maintain, and enhance content from hundreds of Contributing Editors, over the Internet. As a result, Suite101.com has created an online publishing community that features thousands of articles, discussions, and links on hundreds of topics, ranging from astronomy to vegan cooking.

      We believe that our Enabling Platform will attract the interest of other enterprises, especially in the online publishing (ePublishing) industry, looking to source, publish, maintain, and enhance both existing and new content at a relatively low cost. The traditional, "bricks-and-mortar" publishers (of books, magazines, and even music) are undergoing a paradigm shift as they grapple with how to capitalize on the new business opportunities emerging on the Internet - in other words, as they struggle to become more Net-centric. As a result of this perceived business need, the Company is pursuing "business-to-business" (B2B) opportunities with publishers.

      Recent activities by the Company are intended to demonstrate the potential of our Enabling Platform - for example, the recently-completed Short `n Suite Writing Contest, which generated approximately 650 submissions from emerging writers in six weeks. The submissions were then reviewed and filtered down to select three winning manuscripts. Using a distributed team of Editors from around the World, the contest succeeded in sourcing and identifying three "winning" manuscripts in less than 90 days from start to finish. We believe that publishers, who typically struggle to source quality content from the large "slush piles" of submissions that they regularly receive, will see the potential of our Enabling Platform as a means to provide them with a quicker, more cost effective way to source content.

      In addition, we not only believe that publishers will be able to use our Enabling Platform to source and publish original content, but we also believe that publishers will be able to use the Enabling Platform to enhance existing works, for example, out-of-print books that could find new life - and new customers - as ebooks. Publishers are starting to realize this potential, as they are busy digitizing thousands of texts for electronic distribution as ebooks. We believe our Enabling Platform can help these publishers enhance this digital content in a timely, cost-effective way.

Best-of-Web Directory

      The content of Suite101.com is organized into the following 10 major categories using the Dewey Decimal Classification (R) system (DDC) and the Library of Congress Subject Headings (LCSH). By adopting the DDC and LCSH, our Directory allows for exponential growth: regardless of how many items we have -- from 100 to 1,000,000 -- finding information will remain predictable and easy because both systems are built to organize collections of any size. In other words, DDC and LCSH allow us to grow without sacrificing search functionality and results relevance.

000   Computers, Information and General Reference;

100   Philosophy, Paranormal and Psychology;

200   Religion;

300   Social Sciences;

400   Language;

500   Science and Mathematics;

600   Applied Sciences (Technology);

700   Arts and Recreation;

800   Literature and Writing; and

900   History and Geography.

      These 10 major directory categories are managed by our Senior Managing and Managing Editors. These are individuals who have demonstrated an extraordinary commitment to our Community. Each major category is further organized into topics managed by a Contributing Editor. The organization of our site's content makes it quick and easy for both Members and visitors to locate the content that interests them. They can read the articles or explore the list of related links recommended by the Contributing Editors in each topic area. The organization of the content also helps them find other users who share their interests. For example, people who are interested in perennial plants can "find" each other in the discussion threads and chat rooms of the topic, "Perenial Plants" under the "Applied Science" (DDC 600) category. The functions and features available to Contributing Editors allow them to encourage self-expression and interaction by providing a forum for discussion, sharing, learning, and understanding.

Active Participation

      The organization of the Suite101.com community encourages users to increase their participation. As they become more at home on the site, they can move from visitor status to becoming a Member. If a Member has a particular passion and wants to write, then the Member can apply to become a Contributing Editor. If a Contributing Editor wants to guide and be a leader in the community, he can apply to be a Chat Monitor, a Copy Editor, a Managing Editor or a Senior Managing Editor.

      With each level of participation comes added commitment and responsibility to the community. Contributing Editors write articles, facilitate discussions and chats, initiate contests and polls, and, develop and maintain the Best-of-Web Directory via their topic area. Managing Editors oversee a number of topic areas and suport and encourage the Contributing Editors' efforts. Senior Managing Editors oversee the major DDC categories underwhich our site is organized and provide support and guidence to the Managing Editors. Copy Editors review and randomly edit our Contributing Editors' articles.

      Members and Editors can also contribute to the community in other ways with suggestions and feedback that improve the overall community. For example, it is our Editorial Team--including our Senior, Managing, Contributing and Copy Editors-- who has been the champion of our Communities of Interest (discussed below). Through these interactions, the Members and Editors develop a sense of personal involvement in Suite101.com. They also tend to become supporters of the community, actively encouraging visitors, friends and family to join and participate. We believe that the greater the interaction and participation of our Members and Editors, the greater their loyalty and affinity to the Suite101.com community.

Member Services

      We strive to improve the online experience of our Members by providing state-of-the-market tools and services. Membership on our site has its rewards. To list a few, Members can subscribe to any of the over 1,300 topics published on our site, they can set up a personalized Web start page, known as MySuite, with news, weather, horoscopes and a planning calendar; they can sign-up for free Web-based email, they have access to and can participate in all topic discussions and chats on our site and are given full participation in what we believe to be the best community of readers and writers on the Web.

      Both visitors and Members have free access to the Best-of-Web Direcory, which we believe is one of the most significant features of Suite101.com. Collectively maintained by our Editorial Team, this topically organized directory helps users find the best, most relevant information on the Internet in over 1,300 topic areas (as of December 31, 2000). Intended to help users overcome the chaos of the Internet, we anticipate Web directories will replace the powerful search engines on the major "portal" sites. These search engines employed by the major portal sites, although impressive in the quantity of information they can generate, do not help users distinguish the quality of the information obtained. With the Best-of-Web Directory, users are directed to quality, up-to-date information because someone with a passion for the topic (the Contributing Editor) has recommended it for them.

Communities of Interest

        As a result of our growth in topics and Contributing Editors, Suite101.com's Best-of-Web Directory is further evolving to include a subset of "Communities of Interest" that includes closely related topics from more than one of the major DDC categories. Collectively, these related topic sites attract a large percentage of Suite101.com's Members and visitors independent of each other. Suite101.com will adapt our Web site to provide a focal point for such Communities of Interest. The Communities of Interest will act as common meeting areas where like-minded Internet users with similar interests will be able to congregate. For example, Suite101.com has over sixty (60) Contributing Editors writing on gardening topics that would be brought together as a Community of Interest through a redesign and packaging of this content on our site. The Communities of Interest will act as "Vertical Portals" and will organically aggregate writers and readers of common interest into one central location on Suite101.com. The Communities of Interest will feature tools that will allow Editors who are a part of these Communities of Interest to dynamically assemble and publish notices and bulletins promoting the contents and activities of the topic sites that make up the Community of Interest. These opportunities may include, but are not limited to, featured articles, profiles on Editors, discussions and chat groups, as well as photo exhibitions and other community oriented events.

      The Communities of Interest will become another method for our Members to share ideas and to interact with each other. These Communities of Interest will provide a forum for increased communication among our more vocal Members through such events as online chats and discussions, but they will also provide further content for the majority of the visitors to our site - the "lurkers". Currently, some 30% of all the visitors (including both Members and non-Members) to Suite101.com participate in our discussions and actively contribute to our site. The majority of our visitors, the remaining 70%, are lurking in the background "watching" the discussions and reading the content. We believe our Communities of Interest will enhance our Business-to-Consumer opportunities due to the aggregated number of visitors they (the Communities of Interest) will attract.

THE SUITE101.COM REVENUE PROGRAM

Overview

      To begin generating revenue for the Company without changing the nature of our community, Suite101.com intends to implement a B2B revenue program that capitalizes on the potential of our Enabling Platform.

Elements of our Business-to-Business Revenue Program

      We envision using the distributed intellect and management of our Enabling Platform as a means to earn revenues by entering into third-party contracts to do such things as vet manuscripts and to generate, publish and enhance content in works for sale in bookstores and on the Internet. We also believe our Enabling Platform could be utilized in many other ecommerce applications. Through our Enabling Platform, we currently create, maintain and enhance the printed word on the Internet efficiently and cost effectively.

      We see our Enabling Platform as a key component in the future development of epublishing through the generating, vetting, editing and enhancing of the written word online. We held our Short'n Suite Writing Contest for writers to demonstrate to the bricks-and-mortar publishing world the scalability of Suite101.com's Enabling Platform and how it can organically filter submissions efficiently and cost-effectively. Submissions were first reviewed, filtered and judged by our Editorial Team to select 20 semifinalists. The writers of the top three (3) submissions, as selected by a panel of judges from the bricks-and-mortar and epublishing world, win a trip to Chicago to attend the BookExpo America (June 1 to June 3, 2001). As well, all the semifinalists' submissions will be compiled and published in an anthology using print on demand technology.

      Based on these activities, we are seeking to enter into relationships with ebook publishers and vendors and others in the publishing industry to vet, edit, and enhance their written works.

BUSINESS STRATEGY

Overview

      Since its inception, the Internet has provided a medium for writers to generate, publish and enhance content online. We believe the traditional publishing companies are desirous of becoming involved in the evolution of the online publishing industry so as to stay abreast of current developments.

            Suite101.com intends to seek a role in this marketplace by implementing a business strategy that utilizes its Enabling Platform.

To achieve this goal we have started several initiatives:

      o Grow our Membership by converting visitors to our site to active, participating Members,

      o     Build the Suite101.com brand,

      o     Continue to enhance site functionality and performance, and

      o     Implement the revenue programs.

Grow our Membership

      We believe that a growing Membership that actively participates in the community will keep the Suite101.com community vibrant and appealing. It will also provide Members for our Editorial Team that are an essential part of the distributed intellect and management of our Enabling Platform.

Build the Suite101.com Brand

      We believe that establishing broader brand recognition of the Suite101.com brand is also important to our future success. To date, Suite101.com's growth has been primarily organically by word-of-mouth, ad hoc public relations by our management and the informal promotional efforts of our Members. Accordingly, during the year 2000 we launched a brand-enhancing campaign that includes promotional programs targeted at Members and visitors, and public relations activities targeted at the publishing industry such as attending the publishing industry's major conferences and tradeshows We have budgeted $500,000 to be spent on this program in total of which we anticipate spending $350,000 during 2001. By implementing this campaign, we are seeking to raise the brand recognition and the profile of Suite101.com among three target markets:

      o     The "general" Internet audience;

      o     Our existing Editorial Team and our Members; and

      o     Investors, publishers, potential partners and the media.

Continue to Enhance Functionality and Performance

      Suite101.com believes continually providing visitors and Members with greater functionality and performance is important to its success. We intend to continue to upgrade and expand our technological infrastructure to provide faster and more reliable site access and to ensure that the site's hardware and software are scalable to handle much higher usage. This will include upgrades to the look of our site, Member Services upgrades aimed at increasing the Member loyalty and the site's stickiness, and continued upgrades and enhancements to our site's functionality. We have budgeted to spend $200,000 in this area during 2001.

Implement our Revenue Programs

      We intend to use our Enabling Platform as a means to earn revenues by entering into third-party contracts to vet manuscripts and to generate, publish and enhance content in works for sale in bookstores and on the Internet. To demonstrate our ability to select the best manuscripts from a large number of submissions, Suite101.com has hosted its "Short 'n Suite" writing contest for writers. Twenty semifinalists will be compiled and published in an anthology using print on demand technology and the top three finalists will receive a trip to Chicago for a book signing at Suite101.com's booth at the BookExpo America (June 1 to June 3, 2001).

INFRASTRUCTURE AND OPERATIONS

      We have developed a web application framework that is built on Allaire's Cold fusion Application Server 4.5.1 for MS Windows NT and MS SQL Server 7.0. The web site traffic is load balanced on multiple Windows NT servers running Microsoft Internet Information Server 4.0 using F5 BigIP 3.0 load balancing hardware/software technology. Web site internal network runs on router/switch technology from Cisco. Web site security is implemented using Linux Fire Wall technologies. In an event that a web server was to become non-operational, all website traffic will fall over to other web server nodes and a system alert is sent to technical operations staff via email and pager. Affected web server(s) are designed to restart automatically after a pre-determined length of time. Suite101.com's production environment has been designed to allow upwards scalability. In the event of substantial increase in user traffic to the site, additional web/database servers can be added to the current system architecture in order to increase load capacity. Currently, system resource utilization is approximately 40%.

      Member-generated content is stored on multiple Microsoft SQL Server 7.0 databases. We are in the process of upgrading hardware/software for database servers to Compaq ProLiant DL580 server running MS Windows 2000 Advanced Server and MS SQL server 2000. We believe this upgrade will result in a substantial increase in the storage and processing capacity of the web site database. We expect this upgrade will increase our database capacity by a factor of 10.

      Our network servers are co-located at Telus Advanced Communications data center in Vancouver, British Columbia. Site connectivity to the Internet is provided via a dedicated 100Mb/s line provided on a 24-hour per day, seven days per week basis by the data center.

Any interruption in the service received from other tier-1 network access providers, or any failure of the data center to handle higher volumes of Internet users to the Suite101.com site could have a material adverse effect on our business, results of operations and financial condition. We will continue to upgrade and expand our server and networking infrastructure in an effort to improve its fast and reliable access to our web site.

EMPLOYEES

      As of December 31, 2000, we had twenty-one full-time personnel, including seventeen in operations and development and four in administration. Our future success will depend, in part, on our ability to attract, retain and motivate highly qualified technical and management personnel. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relationship with our employees is good.

COMPETITION

The market for community based publishing and ecommerce on the Internet is relatively new and rapidly evolving. Competition is expected to increase significantly in the future. Barriers to entry into the Internet business are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on online publishing, online directories or community on the Internet are About.com, Fatbrain.com, MightyWords.com, Themestream.com and Abuzz.com. Some of these competitors are significantly larger than us and more well-established and well-known in the Internet industry and have greater capital resources.

      We will also experience competition in the future from Web directories, search engines, shareware archives, content sites, commercial online service providers ("OSPs"), sites maintained by Internet service providers ("ISPs") and other entities that attempt to establish epublishing communities on the Internet by developing their own community or acquiring one of our competitors. In addition, we could face competition in the future from traditional media companies, a number of which, including AOL Time Warner, CBS and NBC; have substantial investments in Internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities or epublishing oportunities that are equal or superior to ours or that achieve greater market acceptance than ours.

      We also compete for visitors and Members with many Internet content providers and ISPs, including Web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as AOL Time Warner, Inc., CNET, Inc. ("CNET"), Excite, Inc. ("Excite"), Lycos, Inc. ("Lycos"), Microsoft Corporation ("Microsoft"), About.com Inc., and Yahoo! Inc. ("Yahoo!"). We also compete with traditional forms of media, such as newspapers, magazines, radio and television. We believe that the principal competitive factors in attracting strategic partners and third-party contracts include the amount of traffic on our Web site, name recognition, customer service and our ability to manage our Enabling Platform. We will likely face increased competition which could, in turn, have a material adverse effect on our business, results of operations and financial condition.

      Substantially all of our existing and potential competitors, including Internet content publishers, Web directories, search engines and large traditional media companies, have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. Such competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, visitors, Members, marketers and third party content providers.

      In addition, we may experience difficulty in establishing the strategic relationships needed to produce material revenues or our strategic partners may sever or elect not to renew their agreements with us. There can also be no assurance that we will be able to compete successfully in the Internet or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Item 2 - Description of Property:

      Our executive offices and operations are currently located at 1122 Mainland Street, Suite 390, Vancouver, British Columbia V6B 5L1. Our telephone number is 604-682-1400, and our Internet address is www.suite101.com. Our premises include approximately 2,070 square feet of office space. The premises are occupied pursuant to a month-to-month lease with a non-affiliated person providing for an annual rental of $34,000. We are currently seeking larger office facilities.

Item 3 - Legal Proceedings:

      No material legal proceedings are pending against us.

Item 4 - Submission of Matters to a Vote of Security Holders:

                  No matter was submitted during the fourth quarter of the year ended December 31, 2000 to a vote of securityholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5 - Market for Common Equity and Related Security Holder Matters:

      Our Common Stock has been quoted on the OTC Bulletin Board since December 30, 1998 under the symbol BOWG. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for our Common Stock for the period January 1, 1999 through March 12, 2001. Prior to December 30, 1998 there was no active market for the Company's Common Stock.

                                                  Bid
                                    -----------------------------
         Calendar Quarter              High                Low
         --------------------------------------------------------

         1999: First Quarter          $7.88                $2.00

         1999: Second
         Quarter                     $11.31                $3.25

         1999: Third Quarter          $4.44                $0.94

         1999: Fourth
         Quarter                      $4.25                $0.63

         2000: First
         Quarter                     $11.00                $2.97

         2000: Second
         Quarter                      $7.38                $0.94

         2000: Third Quarter          $1.56                $0.63

         2000: Fourth
         Quarter                      $0.69                $0.14

         2001: First
         Quarter (through
         March 12, 2001)              $0.39                $0.17

      The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On March 12, 2001, the closing bid quotation for the Common Stock, as reported on the OTC Bulletin Board was $0.2812.

      As of March 12, 2001, we had approximately 127 shareholders of record.

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

Item 6 - Management's Discussion and Analysis or Plan of Operation:

General

      The following discussion and analysis of our financial condition or plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the related Notes appearing elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere in this Annual Report.

Statements of Operations

YEARS ENDED DECEMBER 31, 2000 AND 1999

During the year ended December 31, 2000, our sales were $1,620 compared with sales of $1,925 during 1999. Sales during 2000 and 1999 were primarily attributable to software licensing revenues of our wholly-owned subsidiary, i5ive communications, inc. (i5ive).

      Operating expenses increased during the year ended December 31, 2000 to $2,666,021 from $1,687,850 during the year ended December 31, 1999. Expenses during 2000 primarily related to general and administrative expenses of i5ive and marketing expenses. The increase in general and administrative expenses was primarily the result of the increase in the number of personnel and consultants we employ, the increase in the number of Contributing Editors, increased product development and the increased scale of our operations. We pay each of our Contributing Editors between $15 and $25 per month. The increase in marketing expenses resulted from the increase in our marketing activities aimed at increasing Membership and building the Suite101.com brand. The loss from operations for the year ended December 31, 2000 was $2,664,401 compared with $1,685,925 during 1999.

      Other income in 2000 was $378,448 compared with $137,496 in 1999. The increase was primarily the result of interest earned on higher cash balances carried throughout 2000.

      Our net loss in 2000 was $2,285,953 compared with a net loss of $1,548,429 in 1999. The increased net loss was the result of our increase in the number of personnel and consultants we employ, the increase in the number of Contributing Editor, increased product development, the increase in our marketing activities and the increased scale of our operations.

YEARS ENDED DECEMBER 31, 1999 AND 1998

      During the year ended December 31, 1999, our sales were $1,925 compared with sales of $18,769 during 1998. The decrease resulted from a decision made by management to focus efforts on the development of the Suite101.com community. Sales in 1999 were primarily attributable to software licensing revenues of i5ive.

      Operating expenses increased during the year ended December 31, 1999 to $1,687,850 from $396,057 during the year ended December 31, 1998. Expenses in 1999 primarily related to general and administrative expenses of i5ive resulting from increased Contributing Editor recruitment and additional employees. Additional expenses were also the result of purchases of computer hardware and Member recruitment.

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

Liquidity and Capital Resources

      The report of our independent auditors on their audit of our financial statements as of December 31, 2000 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. In February 2000, we realized gross proceeds of $4.5 million from the exercise of warrants issued in a 1999 private sale of securities. Also in February 2000, we realized gross proceeds of $2.5 million from a private sale of our securities. We also realized gross proceeds of approximately $218,000 from the exercise of stock options and from the exercise of warrants. At December 31, 2000, our cash balance was $5,671,211. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2001. During 2001, we intend to expend approximately $350,000 for promotion activities and $200,000 for technical improvements.



      Our promissory notes due on June 30, 2000 in the principal amount of $2.5 million issued in the February 2000 private sale of our securities were repaid in April 2000, together with accrued interest.

      As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue from proposed revenue programs, and anticipated growth in visitor traffic and Membership. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to enter into third-party contracts and complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the intense competition among Internet communities and in the publishing industry, our limited operating history and the uncertainty as to the broad acceptance of the Internet as a publishing medium. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in the epublishing industry. Any failure by us to accurately make such predictions would have a material adverse effect on our business, results of operations and financial condition.

      We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to enter into strategic alliances, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our revenue programs as we desire, or develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

      With the exception of historical matters, the matters discussed in this annual report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this annual report regarding our plans and objectives of management for our future operations, including plans or objectives relating to growing our Membership base, building the Suite101 brand, enhancing our site functionality and performance and implementing our revenue program as well as relating to our products or services and other financial items. These statements appear, among other places, under the following captions: "Business of the Company", "Risk Factors", "Dividend Policy", and "Management's Discussion and Analysis of Financial Condition or Plan of Operation". Forward-looking statements made in this annual report include the assumptions made by management as to the future growth and business direction of the Internet, epublishing through the facilities of the Internet and the marketability of our distributed management capabilities of our Enabling Platform. . We cannot assure you that our assumptions in this regard or our views as to the commercial viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in achieving any commercial advantage relative to other Internet companies. Our ability to realize revenues from the business plans discussed herein cannot be assured. If our assumptions are incorrect or if our plans to realize revenues fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your investment will be in jeopardy. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning below. They are also described in our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Annual Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

Risks We Face Arising Out of the Early Stage of Our Business

EARLY DEVELOPMENT STAGE

      We are in the early stage of developing our business plan and operations. We have realized no material revenues to date from our Internet operations activities. From April 1996 through December 31, 2000, our total revenues from our Internet operations activities were negligible. During that period, we accumulated losses of $4,591,713. We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will continue to incur net losses for the foreseeable future. The extent of our losses will be dependent, in part, on the amount and rates of our expenditures and growth in Internet revenue from ecommerce transactions. We expect our operating expenses to increase significantly, especially in the areas of brand marketing, business development, public relations and in promoting our revenue program. As a result, we will need to generate increased amounts of quarterly net revenue if we are to achieve profitability. We believe that period-to-period comparisons of our operating results will not be meaningful and that you should not rely on the results for any period as an indication of our future performance. To the extent that our net revenues do not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

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

      o The lack of broad acceptance of the community concept on the Internet

      o The possibility that the Internet will fail to achieve broad acceptance as a commercial medium

      o The lack of acceptance by potential partners of our distributive intellect and management (Enabling Platform)

      o Our inability to continue to attract visitors, or retain Members and Senior Managing, Managing and Contributing Editors

      o Our inability to generate significant revenues from exploiting the potentials of our Enabling Platform

      o     Risks associated with a new and unproven business concept

      o     Our ability to anticipate and adapt to a developing market

      o The failure of our network infrastructure (including our server, hardware and software) to efficiently handle our Internet traffic

      o     Changes in laws and taxes that adversely affect our business

      o The possibility that we will be unable to manage effectively any rapid expansion of our operations, including the amount and timing of capital expenditures and other costs relating to any expansion of our operations

      o The introduction and development of different or more extensive communities by direct and indirect competitors, including those with greater financial, technical and marketing resources

      o Our inability to maintain and increase levels of traffic on our Website

      o     Our inability to attract, retain and motivate qualified personnel

      o Our inability to successfully deal with technical difficulties, system downtime or Internet brownouts

      o The amount and timing of operating costs and capital expenditures relating to development of our business, operations and infrastructure, and

      o     General economic conditions.

      To address these risks, we must, among other things:

      o Attract visitors, Members, Senior Managing, Managing and Contributing Editors

      o     Retain our Members and the members of our Editorial Team

      o Attract and enter into partnerships, strategic relationships and agreements with third parties

      o     Successfully develop and implement our revenue model

      o     Form and maintain relationships with strategic partners

      o     Attract and respond to competitive developments

      o     Retain and motivate qualified personnel

      o Develop and upgrade our technologies and commercialize our services incorporating such technologies, and

      o Be successful in attracting additional substantial capital at the times, in the amounts and on the terms required.

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

UNPROVEN BUSINESS; DEPENDENCE ON MEMBERS

      The success of our business depends upon our ability to expand upon and develop our Enabling Platform of distributed intellect and management and to generate multiple revenue streams. Currently, we have no source of material revenues. The potential success of our business concept is unproven, and, to be successful, we must, among other things, develop and market concepts that achieve broad market acceptance by the publishing industry and our Members and Internet users. We are and will be substantially dependent upon our Member-generated content, the promotional efforts of our Members and the ability of our Editorial Team to attract Web users to our site and to reduce the demands on our personnel. Our business concept has existed for only a limited period of time and has continued to evolve and be developed since our inception. As a result, it is relatively unproven and may not be considered to be fully developed.

      There can be no assurance that our Member-generated content or the promotional efforts of our Members will continue to attract users to our Website. There can also be no assurance that our Members and our Editorial Team will continue to devote time voluntarily to improving our community. Given the fact that we provide free disk space to our Members and we support the involvement of our Editorial Team , third parties may attempt to hold us responsible for our Contributing Editors' content and/or any of their actions or omissions. There can be no assurance that our business, results of operations and financial condition would not be materially and adversely affected if a substantial number of Members or members of our Editorial Team became dissatisfied with our services or our intention to commercialize those services or that the members of our Editorial Team become dissatisfied with the amounts of compensation we pay to them.

      Moreover, considering the modest level of compensation paid to our Contributing Editors (i.e., between $15 and $25 per month based on the number of articles written per month), there can be no assurance that consistent levels of high quality Member generated content will be maintained. These levels of compensation may also hinder our efforts in the future to attract Contributing, Managing or Senior Managing Editors. Further, there can be no assurance that our community on the Internet or our services will achieve broad market acceptance. Accordingly, no assurance can be given that our business will be successful or that we can sustain revenue growth or generate significant profits.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

The report of our independent auditors on their audit of our financial statements as of December 31, 2000 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. At December 31, 2000, our cash was $5.6 million. In February 2000, we realized gross proceeds of $4.5 million from the exercise of warrants issued in a 1999 private sale of securities. Also in February 2000, we realized gross proceeds of $2.5 million from a private sale of our securities. We anticipate expending a substantial portion of these funds in connection with entering into strategic alliances to promote the Suite101.com community. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2001. Our promissory notes due on June 30, 2000 in the principal amount of $2.5 million issued in the February 2000 private sale of our securities were repaid, together with accrued interest.

      We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our revenue programs as we desire, or, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

      As a result of our limited Internet operating history, we have limited meaningful historical financial data upon which our planned operating expenses can be based. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue from our proposed revenue programs, and anticipated growth in visitor traffic and in Membership and will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast.

      In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the unproven manner in which we intend to derive our Internet revenue, the intense competition for the sale of products and services on the Web, our limited operating history and the uncertainty as to the broad acceptance of the Web as an epublishing medium. We may be unable to adjust our spending in a timely manner to compensate for disappointing results of our marketing efforts and efforts to develop revenue, any unexpected revenue shortfall or other unanticipated changes in the publishing industry. Our failure to accurately make such predictions or adjustments in our spending would have a material adverse effect on our business, results of operations and financial condition.

POTENTIAL FLUCTUATIONS IN MEMBERSHIP GROWTH AND QUARTERLY RESULTS; SEASONALITY; UNPREDICTABILITY OF FUTURE NET REVENUE

      We are currently developing our community through efforts to attract visitors, Members and Contributing Editors to our Web-based publishing community. Our site has over 1,300 topic areas and, according to PC Data
Online, over the 12-month period of 2000 we averaged more than 600,000 unique users monthly compared to a monthly average of 461,000 unique users over the last five (5) months of 1999. We cannot assure you that such growth rates are sustainable. Our business plan is to implement our business-to-business revenue program while continuing to expand our numbers of visitors, Members and Editorial Team as well as to continue to improve and enhance our site infrastructure through the introduction of improved technology. We have not expended significant efforts to date to realize revenues. Currently, we have twenty-one full-time personnel. Accordingly, there can be no assurance that our business plan can be successfully developed or that we will realize any material revenues. We cannot assure you that the growth of our Membership and page views or other increases will assure the success of our business plans and our ability to realize material revenues.

       Our operating expenses will increase in connection with our visitor and Member generation, brand marketing and our promotional efforts, our increased funding of site development, technology and operating infrastructure, and the increased general and administrative staff needed to support our growth. We anticipate that we will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount and rates of growth in our net revenue from entering into business-to-business contracts to use our Enabling Platform and from epublishing. We expect our operating expenses to increase significantly, especially in the areas of marketing, public relations, business development and brand promotion. We believe that period-to-period comparisons of our Member recruitment results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

      We expect our operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

      o The demand for the products and services we intend to market to other business (the distributive intellect and management of our Enabling Platform)

      o Our Members' and Editors' acceptance of our involvement in the publishing industry

      o     The level of traffic on our Suite101.com site

      o The amount and timing of capital expenditures and other costs relating to the expansion of our operations

      o The introduction of new or enhanced services by us or our competitors

      o     The timing and number of new hires

      o     Our loss of a key strategic or marketing relationship

      o     Changes in our marketing policy or those of our competitors

      o Engineering or development fees that may be paid in connection with us adding new Web site development and publishing tools

      o     Technical difficulties with our Suite101.com site

      o     General economic conditions, and

      o Economic conditions specific to the Internet or all or a portion of the technology market.

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

MANAGEMENT OF GROWTH AND RELATIONSHIPS; BRIEF TENURE OF MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

      In developing our business plan, we expect to be required to establish and manage multiple relationships with various strategic partners, distributors, providers of services, technology licensors, Members, marketers and other third parties. To date, only a limited number of such relationships have been established in order to implement our day-to-day business operations. These requirements to enter into these relationships will be exacerbated in the event of our material growth or in the number of third party relationships, and there can be no assurance that our systems, procedures or controls will be adequate to enable us to establish and enter into these relationships, to support any substantial growth in our operations or that our management will be able to implement or manage any growth effectively.

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

INTENSE COMPETITION

      The market for community based publishing and ecommerce on the Internet is relatively new and rapidly evolving. Competition is expected to increase significantly in the future. Barriers to entry into the Internet business are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on online publishing, online directories or community on the Internet are About.com, Fatbrain.com, MightyWords.com, Themestream.com and Abuzz. Some of these competitors are significantly larger than us and more well-established and well-known in the Internet industry and have greater capital resources.

      We will also experience competition in the future from Web directories, search engines, shareware archives, content sites, commercial online service providers ("OSPs"), sites maintained by Internet service providers ("ISPs") and other entities that attempt to establish epublishing communities on the Internet by developing their own community or acquiring one of our competitors. In addition, we could face competition in the future from traditional media companies, a number of which, including AOL Time Warner, CBS and NBC; have substantial investments in Internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities or epublishing oportunities that are equal or superior to ours or that achieve greater market acceptance than ours.

      We also compete for visitors and Members with many Internet content providers and ISPs, including Web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as AOL Time Warner, Inc., CNET, Inc. ("CNET"), Excite, Inc. ("Excite"), Lycos, Inc. ("Lycos"), Microsoft Corporation ("Microsoft"), About.com Inc., and Yahoo! Inc. ("Yahoo!"). We also compete with traditional forms of media, such as newspapers, magazines, radio and television. We believe that the principal competitive factors in attracting strategic partners and third-party contracts include the amount of traffic on our Web site, name recognition, customer service and our ability to manage our Enabling Platform. We will likely face increased competition which could, in turn, have a material adverse effect on our business, results of operations and financial condition.

      Substantially all of our existing and potential competitors, including Internet content publishers, Web directories, search engines and large traditional media companies, have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. Such competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, visitors, Members, marketers and third party content providers.

      In addition, we may experience difficulty in establishing the strategic relationships needed to produce material revenues or our strategic partners may sever or elect not to renew their agreements with us. There can also be no assurance that we will be able to compete successfully in the Internet or that competition will not have a material adverse effect on our business, results of operations and financial condition.

GROWTH WILL DEPEND ON OUR ABILITY TO DEVELOP OUR BRAND

      We believe that establishing broader brand recognition of the Suite101.com brand is vitally important to our future success. Accordingly, we have launched a brand-enhancing campaign that includes promotional programs targeted at Members and visitors, and public relations activities. We intend to incur significant expenditures in our marketing efforts. If our brand building strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase our future revenues.

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

      It is also possible that our use of "cookies" to track demographic information and user preferences may become subject to laws limiting or prohibiting their use. A "cookie" is a bit of information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge. A user is generally able to remove cookies. Germany, for example, has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. In addition, a number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities. The U.S. Congress enacted the Internet Tax Freedom Act on October 21, 1998 which imposes a national moratorium in the United States on state and local taxes on Internet access services, online services, and multiple or discriminatory taxes on electric commerce effective October 1, 1998 and ending three years after its enactment. There can be no assurance that, once such moratorium is lifted, some type of U.S. federal and/or state taxes will be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of commerce on the Internet and. As a result, our opportunity to derive financial benefit from these activities may be adversely affected.

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

      We may enter into agreements with electonic vendors and sponsors whereby we may be entitled to receive affiliate rewards or share in the revenue from the purchase of goods and services through direct links from our Web site. Such arrangements may expose us to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services by virtue of our involvement in providing access to such products or services, even if we do not provide such products or services. While our agreements with these parties are intended to provide that we will be indemnified against such liabilities, there can be no assurance that such indemnification, if available, will be adequate.

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

RELIANCE ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

      We regard our technology as proprietary and attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We have applied for trademarks for the following: "Suite101.com", "Real People Helping Real People" and "Best-of-Web Directory". We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

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

      Furthermore, there can be no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. It can be expected that we will be subjected to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by us and the content generated by our Members. Such claims and any resultant litigation, should it occur, might subject us to significant liability for damages and might result in invalidation of our proprietary rights and even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of management time and attention, any of which might have a material adverse effect on our business, results of operations and financial condition.

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

      As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. We cannot predict the extent to which we will be able to engage our services to third-party contractors The Internet may not prove to be a viable for our epublishing goals for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, congestion of traffic, inconsistent quality of service and lack of availability of cost-effective, high-speed service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or timely development and commercialization of performance improvements, including high-speed modems.

      The success of our Web site will depend in large part upon the continued development of a Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of complementary products, such as high-speed modems for providing reliable Web access and services. Because global ecommerce and online exchange of information on the Web and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Web will support increasing use.

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

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS, NORTHFIELD CAPITAL CORPORATION AND 284085 BC LTD.

      As of February 28, 2001, our Directors, Executive Officers and Northfield Capital Corporation, and their respective affiliates, in the aggregate, beneficially owned (including shares that the he or she has the right to acquire the beneficial ownership within 60 days following February 28, 2001) approximately 5,199,288 shares or 37.39% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.

NO ACTIVE PRIOR PUBLIC MARKET FOR COMMON STOCK; POSSIBLE VOLATILITY OF STOCK
PRICE

      Since December 30, 1998, our Common Stock has been quoted on the OTC Bulletin Board. There can be no assurance that an active trading market for our Common Stock will be sustained or that the market price of our Common Stock will not decline based upon market or other conditions. The market price may bear no relationship to our revenues, earnings, assets or potential and may not be indicative of our future business performance. The trading price of our Common Stock has been and can be expected to be subject to wide fluctuations in response to variations in our quarterly results of operations, the gain or loss of significant strategic relationships, unanticipated delays in our development, changes in estimates by analysts, announcements of technological innovations or new solutions by us or our competitors, general conditions in the technology and Internet sectors and in Internet-related industries, other matters discussed elsewhere in this annual report and other events or factors, many of which are beyond our control.

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

      Except for the explanatory paragraph relating to substantial doubt existing about our ability to continue as a going concern, the audit reports of Raimondo Pettit Group on our financial statements as of and for the two years ended December 31, 1998, did not contain an adverse opinion or a disclaimer of an opinion, nor were they qualified or modified as to audit scope, or accounting principles.

      During our two fiscal years ended December 31, 1998 and any subsequent interim period preceding Raimondo Pettit Group's dismissal, none of the events referred to in Item 304(a)(1)(v) of Regulation S-K has occurred.

      Our independent accountants are N.I. Cameron Inc. N.I. Cameron Inc. was engaged by us on January 25, 1999. During our two fiscal years and any subsequent interim period prior to the engagement of N.I. Cameron Inc., neither we nor anyone on our behalf consulted N.I. Cameron Inc. regarding the matters referred to in Item 304(a)(2) of Regulation S-B.

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

Our Directors and Executive Officers and their ages are as follows:

          Name             Age                Employment History
--------------------------------------------------------------------------------
   Peter L. Bradshaw        66       Mr. Bradshaw, a co-founder of i5ive, has
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

                                     From May 1998 to August 1998, he was Chief
                                     Executive Officer and from July 1997 to the present, he has been Chairman of the Board of eDispatch.com Wireless Data, Inc (formerly InStep Mobile Communications, Inc.) ("eDispatch.com"), which also develops and markets computer aided mobile (wireless) resource management software. Commencing December 18, 2000, he was reappointed Chief Executive Officer of eDispatch.com. Commencing in September 1996 through January 1998, he was Director of Unitec International Controls Corp.

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

          Name             Age                Employment History
--------------------------------------------------------------------------------
   Julie M. Bradshaw          37     Ms. Bradshaw, a co-founder of i5ive,
                                     has been a Director of i5ive since
                                     April 1996 and a Director of our
                                     company since December 10, 1998.  Prior
                                     to April 1996, she attended the
                                     University of Paris, Sorbonne and the
                                     University of British Columbia.  In
                                     1992, Ms. Bradshaw earned her BA degree
                                     from the University of British Columbia
                                     with a major in French Literature. Ms.
                                     Bradshaw is the daughter of Peter L.
                                     Bradshaw.

   Mitchell G. Blumberg       57     Mr. Blumberg was elected a Director of
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

   Alfred J. Puchala, Jr. 40         Mr. Puchala was elected a Director of
                                     our company in April 1999.  Mr. Puchala
                                     is a Managing Director of Signal Equity
                                     Partners, a positions he has held since
                                     April 1996.  From April 1989 to April
                                     1996, he was employed by Lazard Freres
                                     & Co. LLC, most recently as a Vice
                                     President.  Mr. Puchala has a BA degree
                                     from Yale University, a JD degree from
                                     Georgetown University and a M. Econ.
                                     degree from New York University.

   Cara Williams              38     Ms. Williams has been employed as Vice
                                     President, Finance and principal
                                     accounting officer of our Company since
                                     April 2000.  She is a Chartered
                                     Accountant.  She was employed by
                                     PricewaterhouseCoopers LLP from October
                                     1997 to March 2000 and by Ellis Foster,
                                     Chartered Accountants, from February
                                     1993 to September 1997.  She received a
                                     BBA degree with a major in

          Name             Age                Employment History
--------------------------------------------------------------------------------
                                     accounting from Simon Fraser University in 1987.

   Douglas Loblaw             60     Mr. Loblaw has been employed as Chief
                                     Operating Officer of our Company since
                                     January 2001 and from June to December 2000 he was employed by our Company as Directory of Operations. He has been employed by Capilano College as in instructor since
                                     1976. Commencing January 1995 to the
                                     present, he has been employed as a tutor for the B.C. Open College. Since January
                                     1994 Creative Marketeam Canada Ltd has
                                     engaged him as a marketing consultant. He received a BA degree from the University of Toronto with a major in
                                     French Language and Literature.

Each of Mr. Bradshaw, Ms. Bradshaw, Mr. Blumberg and Mr. Puchala will serve as Directors until our annual meeting of stockholders in 2001 and the election and qualification of his or her successor.

Executive and Director Compensation

Director and Officer Securities Reports

      The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis (unless noted below) with respect to the year ended December 31, 2000.

      The following reports of changes in ownership of our equity securities for 2000 were filed late:

                                                                                              Number of
   Director or Officer        Late filed report                     Due date                  days late
--------------------------------------------------------------------------------------------------------
  Peter L. Bradshaw           Form 4 for December 2000              January 10, 2001             31

  Mitchell G. Blumberg        Form 4 for June 2000                  July 10, 2000                184
                              Form 4 for October 2000               November 10, 2000            61
                              Form 4 for November 2000              December 10, 2000            31

  Alfred J. Puchala, Jr.      Form 4 for February 2000              March 10, 2000               337
                              Form 4 for June 2000                  July 10, 2000                215
                              Form 4 for October 2000               November 10, 2000            92

  Cara Williams               Form 4 for June 2000                  July 10, 2000                184

Item 10 - Executive Compensation:

      The following table sets forth the annual and long-term compensation paid during the Company's three fiscal years ended December 31, 2000 to the Company's chief executive officer and the Company's other most highly compensated executive officers who received compensation exceeding $100,000 and who served in such capacities at December 31, 2000:

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

---------------------------------------------------------------------------------------------------------------------
                                                                                                Compensation
                                                                            Other     -------------------------------
         Name and                              Annual                      Annual          Long-Term        All Other
    Principal Position          Year           Salary          Bonus        Comp.      Awards/ Option (#)     Comp.
---------------------------------------------------------------------------------------------------------------------
Peter L. Bradshaw               1998            Nil             Nil          Nil              Nil              Nil
                                1999          $80,000          $700          Nil         120,000 shares        Nil
                                2000          $80,000          $700          Nil         150,000 shares        Nil

Option Grants in Year Ended December 31, 2000.

      The following table provides information with respect to the above named executive officers regarding options granted to such persons during the Company's year ended December 31, 2000.

                                                   % of Total Options/                                       Market
                            Number of Securities     SARs Granted to      Exercise or                       Price on
                              Underlying SARs/        Employees in        Base Price                        Date of
           Name             Options Granted (#)        Fiscal Year         ($/Share)    Expiration Date      Grant
--------------------------------------------------------------------------------------------------------------------
Peter L. Bradshaw                150,000(1)                12%               $0.25         21-Dec-05         $0.17

(1) Of which, options to purchase 97,000 shares became exercisable on December 21, 2000 and options to purchase the remaining 53,000 shares become exercisable on December 21, 2001, provided, however, such options become immediately fully exercisable in the event of a "change of control," as defined, of the Company.

Stock Option Holdings at December 31, 2000.

      The following table provides information with respect to the above named executive officers regarding Company options held at the end of the Company's year ended December 31, 2000 (such officers did not exercise any options during the most recent fiscal year).

                                                                                       Value of Unexercised
                                     Number of Unexercised Options                     In-the-Money Options
                                        at December 31, 2000(1)                      at December 31, 2000(2)

           Name                  Exercisable             Unexercisable           Exercisable        Unexercisable
-----------------------------------------------------------------------------------------------------------------
Peter L. Bradshaw                  217,000                  53,000                   Nil                  Nil

(1) The options are exercisable at prices ranging from $0.25 to $1.50 per share.
(2)   Based on the closing sales price on December 31,2000 of $0.17.

      On June 1 and October 11, 2000, the effective dates, the Board of Directors approved reductions in the exercise price of certain outstanding stock options held by executive officers and employees of Suite101 to $1.50 per share. The high bid prices of the common stock on the effective dates were $1.03 and $0.56 per share, respectively. The options were granted between February 23, 1999 and June 12, 2000 at exercise prices ranging from $2.05 to $7.88 per share.

         As set forth in our stock option and incentive plans, stock options are intended to provide incentives to executive officers and employees. The Board of believe that such equity incentives are a significant factor in our ability to attract, retain and motivate key employees who are critical to the our long-term success. The Board of Directors believe that, at their original exercise prices, the disparity between the exercise price of these options and recent market prices for our common stock did not provide meaningful incentive to the executive officers and employees holding these options to perform to their maximum potential and to work towards the success of Suite101.com. Other comparable companies in the Internet industry have been confronted with this problem and many have made similar adjustments in option prices to motivate their executive officers and employees. Our Board of Directors approved the re-pricing of these options as a means of ensuring that the optionees will continue to have meaningful equity incentives to work toward the success of Suite101.com. The adjustment was deemed by the Board of Directors to be in the best interest of Suite101.com and its stockholders.

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

         The Company entered into a service contract with Mr. Blumberg in May 1999. Pursuant to this service contract $30,000 was paid to him during 2000 and $40,000 was paid to him in 1999. This contract ended in June 2000 and was not renewed.

Item 11 - Security Ownership of Certain Beneficial Owners and Management:

         Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of February 28, 2001. As of February 28, 2001, we had 13,155,046 shares of Common Stock outstanding.

                                                  Number of Shares Beneficially     Percentage of Outstanding Common
Name and Address of Beneficial Owner (1)                     Owned(2)                            Stock
--------------------------------------------------------------------------------------------------------------------
Peter L. Bradshaw                                           1,727,838 (3)                        12.85%

Julie M Bradshaw                                              892,571(4)                          6.74%

Mitchell G. Blumberg
833 Moraga Drive - #12
Los Angeles, CA  90049                                        225,000 (5)                         1.70%

Alfred J. Puchala, Jr.
Signal Partners, LLC
10 East 53rd Street
New York, NY  10022                                           160,000(6)                          1.21%

Northfield Capital Corporation
350 Bay Street, Suite 1100
Toronto, Ontario, Canada M5H 2S6                            2,007,136                            15.26%

All officers and directors as a group
   (6 persons)                                              3,005,409                            21.61%

----------
(1)   Unless otherwise indicated, the address of such person is c/o the Company.
(2) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following February 28, 2001.
(3) Includes 1,436,565 Common Stock held by 284085 B.C. Ltd., of which Mr. Bradshaw is an officer, Director and principal shareholder, and 291,273 shares of Common Stock issuable upon exercise of options held by Mr. Bradshaw.
(4) Includes 807,571 shares of Common Stock and options to purchase 85,000 shares of Common Stock.
(5) Includes 125,000 shares of Common Stock and options to purchase 100,000 shares of Common Stock.
(6) Includes 60,000 shares of Common Stock and options to purchase 100,000 shares of Common Stock.

Item 12 - Certain Relationships and Related Transactions:

      Subsequent to June 30, 1998, Northfield Capital Corporation and 284085 BC Ltd. advanced or incurred liabilities on behalf of i5ive aggregating $92,721 through November 30, 1998. Such amounts were repaid out of the proceeds of a private sale of our securities completed in April 1999.

                                     PART IV

Item 13 - Exhibits and Reports on Form 8-K:

          Exhibit                            Description
       -------------    --------------------------------------------------------
            3.1         Certificate of Incorporation of the Registrant, as
                        amended. (1)
            3.2         Bylaws of the Registrant, as amended. (1)
            3.3         Certificate of Amendment filed with the State of
                        Delaware on November 25, 1998. (3)
            3.4         Certificate of Amendment filed with the State of
                        Delaware on December 4, 1998(3)
            4.1         Specimen stock certificate of the Registrant. (1)
            10.1        Restated 1993 Stock Incentive Plan. (1)
            10.2        1994 Directors Stock Option Plan. (1)
            10.3        1994 Stock Option Plan. (1)
            10.4        1993 Stock Incentive Plan. (1)
            10.5        Form of Indemnification Agreement between the Registrant
                        and its officers and directors. (1)
            10.6        Stock Purchase and Option Agreement dated July 17, 1995
                        between the Registrant and Ballard Medical Products, including all exhibits thereto. (2)
            10.7        Amendment dated November 18, 1998 to Purchase Agreement
                        among Registrant and Northfield Capital Corporation,
                        284085 B.C. Ltd. and i5ive communications inc. (3)
            10.8        Amendment dated December 1, 1998 to Purchase Agreement
                        among Registrant and Northfield Capital Corporation,
                        284085 B.C. Ltd. and i5ive communications inc. (3)
            10.9        Amendment dated December 3, 1998 to Purchase Agreement
                        among Registrant and Northfield Capital Corporation,
                        284085 B.C. Ltd. and i5ive communications inc. (3)
            10.10       1998 Stock Incentive Plan. (3)
            21.0        Subsidiaries of the Registrant

          Exhibit                            Description
       -------------    --------------------------------------------------------

           Name                  State or Jurisdiction of Incorporation
 -------------------------       --------------------------------------
 i5ive communications Inc.               British Columbia, Canada

            23                   Consent of experts and counsel:
            23.1                 Consent of N.I. Cameron, Inc.

----------

(1) Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.
(2) Filed as Exhibit to Neuro navigational Corporation Form 8-K dated July 17, 1995.
(3) Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 10, 1998.

                               Suite101.com, Inc.
                   Index to Consolidated Financial Statements
                     December 31, 2000 and December 31, 1999

Independent Auditors' Report                                                 F-2

Financial Statements
         Consolidated Balance Sheet                                          F-3
         Consolidated Statements of Operations                               F-4
         Consolidated Statements of Changes in
               Stockholders' Equity (Deficit)                                F-5
         Consolidated Statement of Cash Flows                                F-6
         Notes to Consolidated Financial Statements                  F-7 to F-15

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Suite101.com, Inc.

We have audited the accompanying consolidated balance sheets of Suite101.com, Inc. as of December 31, 2000 and December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

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

                                               N.I. Cameron Inc. (signed)
VANCOUVER, B.C.                                  CHARTERED ACCOUNTANTS
February 20, 2001

                               Suite101.com, Inc.
                           Consolidated Balance Sheet
                     December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

                                                                            2000            1999
                                                                    ----------------------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                           $  5,671,211    $  2,847,438
     Accounts receivable                                                  34,458          27,241
     Prepaid expenses                                                     50,306          38,664
                                                                    ----------------------------
                                                                       5,755,975       2,913,343
                                                                    ----------------------------

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 3)
     Computer equipment                                                  200,540         173,004
     Furniture and fixtures                                               17,677          12,774
     Leasehold improvements                                               11,401          11,845
                                                                    ----------------------------
                                                                         229,618         197,623
     Less: accumulated amortization                                       95,796          51,907
                                                                    ----------------------------
                                                                         133,822         145,716
                                                                    ----------------------------

TOTAL ASSETS                                                        $  5,889,797    $  3,059,059
                                                                    ============================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                               $    220,874    $     88,688

                                                                    ----------------------------
TOTAL LIABILITIES                                                        220,874          88,688
                                                                    ----------------------------

CAPITAL STOCK (Notes 5, 6 and 9)
     Authorized:
         40,000,000 common shares with a par value of $0.001 each
     Issued:
         13,155,046 common shares                                         13,155          12,062
DEFERRED COMPENSATION                                                    (41,775)        (99,792)
ADDITIONAL PAID-IN CAPITAL                                            10,351,146       5,354,504
DEFICIT                                                               (4,591,713)     (2,305,760)
EQUITY ADJUSTMENT FROM FOREIGN
     CURRENCY TRANSLATION                                                (61,890)          9,357
                                                                    ----------------------------
TOTAL STOCKHOLDERS' EQUITY                                             5,668,923       2,970,371
                                                                    ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  5,889,797    $  3,059,059
                                                                    ============================

COMMITMENTS AND SUBSEQUENT EVENTS (Note 9)

  The accompanying notes are an integral part of these consolidated financial statements.

                               Suite101.com, Inc.
                      Consolidated Statements of Operations
           For the Years Ended December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

                                                                            2000            1999
                                                                    ----------------------------
SALES                                                               $      1,620    $      1,925
                                                                    ----------------------------

OPERATING EXPENSES
     General and administrative                                        2,148,139       1,443,790
     Marketing                                                           517,882         244,060
                                                                    ----------------------------
                                                                       2,666,021       1,687,850
                                                                    ----------------------------
LOSS FROM OPERATIONS                                                  (2,664,401)     (1,685,925)
                                                                    ----------------------------

OTHER INCOME (EXPENSES)
     Other income, net                                                   378,448         145,626
     Loss on disposal of leasehold improvements                               --          (8,130)
                                                                    ----------------------------
                                                                         378,448         137,496
                                                                    ----------------------------
NET LOSS                                                            $ (2,285,953)   $ (1,548,429)
                                                                    ============================

INCOME (LOSS) PER SHARE
     Basic and Diluted                                              $      (0.18)   $      (0.13)
                                                                    ============================

     Average common shares outstanding                                12,994,200      11,502,387
                                                                    ============================

  The accompanying notes are an integral part of these consolidated financial statements.

                               Suite101.com, Inc.
            Consolidated of Changes in Stockholders' Equity (Deficit)
           For the years ended December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

                                                                                             Equity
                                                                                           Adjustment
                                                                                              From                        Total
                                                              Additional                     Foreign                  Stockholders'
                                         Common Stock          Paid-in        Deferred      Currency    Accumulated       Equity
                                      Shares       Amount      Capital      Compensation   Translation    Deficit       (Deficit)
                                    -----------------------------------------------------------------------------------------------
Balances, January 31, 1999           10,061,288     $10,062      $386,261         $    --     $ 50,169   $  (757,331)   $  (310,839)

Private placement                     2,000,000       2,000     4,834,250              --           --            --      4,836,250

Stock options exercised                     549          --           823              --           --            --            823

Stock options issued to
     non-employees                           --          --       133,170        (133,170)          --            --             --

Stock compensation vested                    --          --            --          33,378           --            --         33,378

Net loss for the year ended
     December 31, 1999                       --          --            --              --           --    (1,548,429)    (1,548,429)

Translation adjustments for
     the year ended
     December 31, 1999                       --          --            --              --      (40,812)           --        (40,812)
                                    -----------------------------------------------------------------------------------------------
Balances, December 31, 1999          12,061,837      12,062     5,354,504         (99,792)       9,357    (2,305,760)     2,970,371


Warrants exercised                    1,050,000       1,050     4,651,950              --           --            --      4,653,000

Stock options exercised                  43,209          43        64,770              --           --            --         64,813

Stock options or warrants
     issued to non-employees                 --          --       279,922        (279,922)          --            --             --

Stock compensation vested                    --          --            --         337,939           --            --        337,939

Net Loss for the year ended
     December 31, 2000                       --          --            --              --           --    (2,285,953)    (2,285,953)

Translation adjustment for the
   year ended December 31, 2000              --          --            --              --      (71,247)           --        (71,247)
                                    -----------------------------------------------------------------------------------------------

                                     13,155,046    $ 13,155   $10,351,146       $ (41,775)    $(61,890)  $(4,591,713)   $ 5,668,923
                                    ===============================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                               Suite101.com, Inc.
                      Consolidated Statement of Cash Flows
           For the years ended December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

                                                                                        2000           1999
                                                                                 --------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACITIVITIES
     Net loss                                                                    $(2,285,953)   $(1,548,429)
     Adjustment to reconcile net loss to net cash used in operating activities
         Loss on disposition of leasehold improvements                                    --          8,130
         Amortization                                                                 46,339         29,352
         Stock-based compensation                                                    337,939         33,378
                                                                                 --------------------------
                                                                                  (1,901,675)    (1,477,569)
     Changes in operating assets and liabilities
         Accounts receivable                                                          (8,332)       (21,307)
         Prepaid expenses and deposits                                               (12,970)       (38,394)
         Accounts payable and accrued expenses                                       134,168        (40,752)
         Income taxes                                                                     --          1,020
                                                                                 --------------------------

     Net cash used in operating activities                                        (1,788,809)    (1,577,002)
                                                                                 --------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of capital assets                                                      (39,905)      (143,495)
                                                                                 --------------------------

     Net cash used in operating activities                                           (39,905)      (143,495)
                                                                                 --------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Advances from (to) stockholders                                                      --       (198,664)
     Advances from (to) affiliated companies                                              --        (43,091)
     Proceeds from issuance of common stock and warrants                           4,717,813      4,837,073
                                                                                 --------------------------

     Net cash provided by financing activities                                     4,717,813      4,595,318
                                                                                 --------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                     (65,326)       (37,927)
                                                                                 --------------------------

NET INCREASE IN CASH                                                               2,823,773      2,836,894

CASH AT BEGINNING OF YEAR                                                          2,847,438         10,544
                                                                                 --------------------------

CASH AT END OF YEAR                                                              $ 5,671,211    $ 2,847,438
                                                                                 ==========================

  The accompanying notes are an integral part of these consolidated financial statements.

                               Suite101.com, Inc.
                   Notes to Consolidated Financial Statements
                     December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

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

      Going Concern

      The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. Based on the current level of expenditures, the Company has sufficient funds to meet expenses for at least one year. At December 31, 2000, the Company had accumulated $4,591,713 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raises doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

      Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc., a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at December 31, 2000, there were no operations in Endovascular, Inc.

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

                               Suite101.com, Inc.
                   Notes to Consolidated Financial Statements
                     December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

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

                               Suite101.com, Inc.
                   Notes to Consolidated Financial Statements
                     December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (b)   Research and Development

            Research and development costs are expensed as incurred.

      (c)   Foreign Exchange

            Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at December 31, 2000 and December 31, 1999 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

            (equivalent CDN $ per U.S.$)            2000        1999
                                                   -----------------

            December 31 rate                       .6668       .6929

            Average rate for the year              .6746       .6731

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

                               Suite101.com, Inc.
                   Notes to Consolidated Financial Statements
                     December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

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

4.    RELATED PARTY TRANSACTIONS

      The Company has incurred salaries and consulting fees of $215,855 (1999 - $128,174) to three directors of the Company.

5.    CAPITAL STOCK

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

            During the year ended December 31, 2000, all 1,000,000 warrants were exercised to net the Company $4,500,000.

      (b) During the year ended December 31, 2000, the Company issued 43,209 common shares for total proceeds of $64,814 upon exercise of stock options (See Note 6).

      (c) During the year ended December 31, 2000, the Company issued 625,000 warrants as part of a private placement of Notes payable. Each warrant entitles the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter.

                               Suite101.com, Inc.
                   Notes to Consolidated Financial Statements
                     December 31, 2000 and December 31, 1999
                           (Expressed in U.S. dollars)

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

      The following is a table of stock options under the Plan as at December 31, 2000:

                                                                                                                   Balance
        Option       Expiry        Vesting             Balance         Granted                     Balance         Exercisable
        Exercise     Date          Date                December 31,    During      Exercised (E)   December 31,    December 31,
        Price        (mm/dd/yy)    (mm/dd/yy)          1999            the Year    Cancelled (C)   2000            2000
        ------------ ------------- ------------------- --------------- ----------- --------------- --------------- ---------------
         $ 1.50      12/04/03      12/04/99                   245,879          --      43,209 (E)         184,649         184,649
                                                                                       18,021 (C)
           1.50      12/04/03      12/04/00                    38,168          --       2,054 (C)          36,114          36,114
           1.50      02/23/09      (1/3) 02/23/00              50,000          --              --          50,000          16,667
                                   (1/3) 02/23/01
                                   (1/3) 02/23/02
           1.50      04/27/09      (1/3) 04/27/00              50,000          --              --          50,000          16,667
                                   (1/3) 04/27/01
                                   (1/3) 04/27/02
           1.50      06/11/09      06/11/00                    10,000          --              --          10,000          10,000
           1.50      10/25/05      (1/2) 10/25/00             100,000          --              --         100,000          50,000
                                   (1/2) 10/25/01

           1.50      11/13/04      11/13/99                   137,900          --              --         137,900         137,900
           1.50      11/13/04      11/13/00                   763,050       1,400      44,450 (C)         720,000         720,000
           3.56      01/06/05      01/06/01                        --      50,000      50,000 (C)              --              --
           3.53      01/31/02      (1/2) 01/31/00                  --       4,000              --           4,000           2,000
                                   (1/2) 01/31/01
           7.00      02/15/05      02/15/01                        --     100,000     100,000 (C)              --              --
           1.50      03/21/05      03/21/01                        --      20,000              --          20,000              --
           1.50      01/31/05      23,335 - 01/31/01               --      70,000              --          70,000              --
                                   23,333 - 01/31/02
                                   23,332 - 01/31/03
           1.50      04/17/05      20,402 - 04/17/00               --     110,805              --         110,805          20,402
                                   30,137 - 04/17/01
                                   30,133 - 04/17/02
                                   30,133 - 04/17/03
           1.50      07/05/05      3,222 - 07/05/00                --      56,443              --          56,443           3,222
                                   17,740-07/05/01
                                   17,740-07/05/02
                                   17,741-07/05/03
           0.25      12/21/05      591,901 - 12/21/00              --   1,012,578              --       1,012,578         591,901
                                   420,677 - 12/21/01
           1.50      06/12/10      06/12/00                        --      10,000              --          10,000          10,000

                               Suite101.com, Inc.
                   Notes to Consolidated Financial Statements
                     December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

6.    STOCK OPTIONS (Continued)

      The Company's 1998 Stock Incentive Plan (Continued)

      Of the above options, the following options were originally granted with exercise prices are follows:

New Option Exercise Price        Expiry Date          Original Exercise Price
--------------------------------------------------------------------------------

           1.50                    02/23/04                     3.34
           1.50                    04/27/04                     6.38
           1.50                    06/11/04                     4.13
           1.50                    01/31/05                     3.53
           1.50                    03/21/05                     7.88
           1.50                    06/12/10                    2.375

      The Company issued the following options after December 31, 2000:

    Number of Options             Exercise Price                Expiry Date                Vesting Date
----------------------------------------------------------------------------------------------------------
         569,505                      $ 0.25                      01/04/06              136,573 - 01/04/01
                                                                                        382,932 - 01/04/02
                                                                                         50,000 - 01/04/03

      As the number of options issued exceeds the 2,400,000 approved by the stockholders under the Plan, the additional options are conditioned upon an amendment to the plan to increase the number of shares issuable on exercise of options to 3,900,000, adopted by the Board of Directors on December 21, 2000, receiving stockholders' approval.

      The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% and no expected dividends:

Number of    Exercise                                               Volatility    Expected Options
 Options      Price         Grant Date                    Value     Assumption          Life
--------------------------------------------------------------------------------------------------
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

                               Suite101.com, Inc.
                   Notes to Consolidated Financial Statements
                     December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

6.    STOCK OPTIONS (Continued)

      The Company's 1998 Stock Incentive Plan (Continued)

      The remaining options issued were to officers, directors and employees. As the options were granted at exercise prices based on the market price of the Company's shares at the dates of the grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and net income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. The fair value of the employees' purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions used for options: risk-free rate was 5.0%, expected volatility of 279%, 272% 263% and 257% for the $1.50 options, and 275% for the $0.25 options, an expected option life of 5 years and no expected dividends.

      If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the year ended December 31, 2000 would have been as follows:

                  Net loss
                           As reported                  $ (2,285,953)
                           Pro forma                    $ (3,517,222)
                  Basic net loss per share
                           As reported                  $ (0.18)
                           Pro forma                    $ (0.27)

7.    INCOME TAXES

      At December 31, 2000, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $1,550,000 less a valuation allowance of $1,550,000. The valuation allowance on deferred tax assets increased by $750,000 and $500,000 during 2000 and 1999, respectively.

      At December 31, 2000, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $3,210,000. These carryforwards begin to expire in 2003.

      At December 31, 2000, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $480,000 less a valuation allowance of $480,000. The valuation allowance on deferred tax assets increased by $265,000 and $215,000 during 2000 and 1999, respectively. The Company has approximately $1,120,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income.

                               Suite101.com, Inc.
                   Notes to Consolidated Financial Statements
                     December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

8.    FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

      The Company's financial instruments consist of cash, accounts receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

9.    COMMITMENTS AND SUBSEQUENT EVENTS

      (a) On March 23, 1999, the Company entered into a twelve-month agreement with a consultant which provided for fees of $5,000 per month. In addition, the consultant was issued a one-year warrant to purchase 50,000 shares of common stock at a price of $3.06 per share. This warrant has been valued at $33,420 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements. During the year ended December 31, 2000, this warrant has been exercised to net the Company $153,000. During the year ended December 31, 2000, this agreement was amended to increase the fees to $20,900 per month for the six-month period beginning August 23, 1999, extend the period of services by six months, and to issue a warrant to purchase 25,440 shares of common stock of the Company at a price of $5.50 per shares expiring February 28, 2002. This warrant has been valued at $11,750 using the Black-Scholes model and is reflected as compensation on these financial statements.

      (b) During the year, the Company entered into a one-year agreement with a consultant. The consultant was issued a warrant to purchase 14,000 shares of common stock of the Company at a price of $5.50 per share, expiring on February 26, 2002. This warrant has been valued at $9,562 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements.

      (c) The Company has entered into an agreement dated February 17, 2000 for consulting and corporate finance services which provides for the issue of 2-year warrants at the following milestones:

      Upon execution of consulting agreement                   - 25,000 (issued)
      On signed letter of intent with target customer          - 25,000
      On signed agreement with target customer                 - 25,000
      On signed agency agreement to market similar program
        to others in same industry in North America            - 25,000

                               Suite101.com, Inc.
                   Notes to Consolidated Financial Statements
                     December 31, 2000 and December 31, 1999

                           (Expressed in U.S. dollars)

9.    COMMITMENTS AND SUBSEQUENT EVENTS (Continued)

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

10.   COMPREHENSIVE INCOME (LOSS)

                                                    December 31,   December 31,
                                                            2000           1999
                                                     --------------------------

Net loss as reported                                 $(2,285,953)   $(1,548,429)
Add (deduct)
     Foreign currency translation adjustments            (71,247)       (40,812)
                                                     --------------------------

Comprehensive Income (Loss)                          $(2,357,200)   $(1,589,241)
                                                     ==========================
Accumulated other comprehensive income
     Foreign currency translation adjustments
         Balance at beginning of period              $     9,357    $    50,169
         Change during the period                        (71,247)       (40,812)
                                                     --------------------------
         Balance at end of period                    $   (61,890)   $     9,357
                                                     ==========================

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Suite101.com, Inc.

                                        By: /s/ Peter L. Bradshaw
                                            -----------------------------
                                            Peter L. Bradshaw, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                            Title                    Date
---------                            -----                    ----

 /s/Peter L. Bradshaw        President (Principal             March 27, 2001
--------------------------      Executive Officer, and
Peter L. Bradshaw               Director)


 /s/ Cara M. Williams        Vice President - Finance         March 27, 2001
--------------------------      (Principal Financial and
Cara M. Williams                Accounting Officer)



 /s/ Julie M. Bradshaw       Director                         March 27, 2001
--------------------------
Julie M. Bradshaw


 /s/ Mitchell G. Blumberg    Director                         March 27, 2001
--------------------------
Mitchell G. Blumberg


/s/ Alfred J. Puchala, Jr.   Director                         March 27, 2001
--------------------------
Alfred J. Puchala, Jr.