Form 10QSB
period 2001-03-31
SUITE 101 COM INC
filed 2001-05-15
CIK 896726

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2001; or

     [ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from               to           .
                                                    -------------    ----------


                         Commission file Number: 0-25136
                                                 -------

                                SUITE101.COM INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                              33-0464753
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation of organization)                              identification no.)


         SUITE 210 - 1122 MAINLAND STREET, VANCOUVER, BC, CANADA V6B 5L1
         ---------------------------------------------------------------
               (Address of principal executive offices, zip code)


                                  604-682-1400
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES   X   NO
                               -----    -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


         Class                                        Outstanding at May 7, 2001
-----------------------                               --------------------------
COMMON STOCK, PAR VALUE                                      13,155,046
   $.001 PER SHARE


                  Transitional Small Business Disclosure Format

                                 YES [ ] NO [X]
================================================================================

                               SUITE 101.COM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

                                                                       PAGE NO.
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                            3

         Independent Accountants' Report                                 3

         Consolidated Balance Sheet -- March 31, 2001 and
         March 31, 2000                                                  4

         Consolidated Statements of Operations -- Three Months
         Ended March 31, 2001 and March 31, 2000                         5


         Consolidated Statements of Cash Flows -- Three Months
         Ended March 31, 2001 and March 31, 2000                         6

         Notes to Consolidated Financial Statements --
         March 31, 2001 and March 31, 2000                              7-15


Item 2.  Management's Discussion and Analysis or Plan of Operation     16-32


PART II  OTHER INFORMATION                                               33

Item 6.  Exhibits and Reports on Form 8-K                                33


ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SUITE101.COM, INC.
VANCOUVER, B.C., CANADA


We have reviewed the accompanying consolidated balance sheet of SUITE101.COM, INC. and subsidiaries as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Corporation's management.

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



                                                     N.I. Cameron Inc. (signed)


VANCOUVER, B.C.                                      CHARTERED ACCOUNTANTS
May 4, 2001

                               SUITE101.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                        MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                           MARCH 31,       MARCH 31,
                                                                2001            2000
                                                       ------------------------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                $ 5,290,486     $ 9,321,525
     Accounts receivable                                       5,851         233,260
     Prepaid expenses                                         30,535          74,916
                                                       ------------------------------
                                                           5,326,872       9,629,701
                                                       ------------------------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 3)
     Computer equipment                                      193,223         184,096
     Furniture and fixtures                                   16,816          13,655
     Leasehold improvements                                   10,846          11,795
                                                       ------------------------------
                                                             220,885         209,546
     Less:  accumulated amortization                          98,993          62,551
                                                       ------------------------------
                                                             121,892         146,995
                                                       ------------------------------
TOTAL ASSETS                                             $ 5,448,764     $ 9,776,696
                                                       ==============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                       $        --     $ 2,500,000
     Accounts payable                                        195,354         154,913
                                                       ------------------------------
TOTAL LIABILITIES                                            195,354       2,654,913
                                                       ------------------------------
CAPITAL STOCK (Notes 5, 6 and 9)
     Authorized:
         40,000,000 common shares with a par
           value of $0.001 each
          1,000,000 preferred shares with a par
           value of $0.01 each
     Issued:
         13,155,046 common shares                             13,155          13,147
DEFERRED COMPENSATION                                        (49,559)       (362,322)
ADDITIONAL PAID-IN CAPITAL                                10,374,536      10,549,032
DEFICIT                                                   (5,015,180)     (3,091,656)
EQUITY ADJUSTMENT FROM FOREIGN
     CURRENCY TRANSLATION (Note 10)                          (69,542)         13,582
                                                       ------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 5,253,410       7,121,783
                                                       ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 5,448,764     $ 9,776,696
                                                       ==============================

COMMITMENTS AND SUBSEQUENT EVENTS (Note 9)


   The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                        MARCH 31,        MARCH 31,
                                                             2001             2000
                                                   --------------------------------
SALES                                                $        262     $        413
                                                   --------------------------------
OPERATING EXPENSES
     General and administrative                           402,574          645,831
     Marketing                                             94,585          219,216
                                                   --------------------------------
                                                          497,159          865,047
                                                   --------------------------------
LOSS FROM OPERATIONS                                     (496,897)        (864,634)
                                                   --------------------------------
OTHER INCOME (EXPENSES)
     Other income, net                                     73,430           78,738
                                                   --------------------------------
NET LOSS                                             $   (423,467)    $   (785,896)
                                                   ================================
INCOME (LOSS) PER SHARE
     Basic and Diluted                               $      (0.03)    $      (0.06)
                                                   ================================
     Average common shares outstanding                 13,155,046       12,510,684
                                                   ================================


  The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                         MARCH 31,       MARCH 31,
                                                                                              2001            2000
                                                                                     ------------------------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net loss                                                                          $  (423,467)    $  (785,896)
     Adjustment to reconcile net loss to net cash used in operating activities
         Stock-based compensation                                                           15,606         228,489
         Amortization                                                                        8,114          10,832
                                                                                     ------------------------------
                                                                                          (399,747)       (546,575)
     Changes in operating assets and liabilities
         Accounts receivable                                                                27,783        (206,109)
         Prepaid expenses and deposits                                                      18,797         (36,163)
         Accounts payable and accrued expenses                                             (15,227)         66,471
                                                                                     ------------------------------
     Net cash used in operating activities                                                (368,394)       (722,376)
                                                                                     ------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of capital assets                                                             (2,532)        (12,719)
                                                                                     ------------------------------
     Net cash used in investing activities                                                  (2,532)        (12,719)
                                                                                     ------------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Increase in notes payable                                                                  --       2,500,000
     Proceeds from issuance of common stock and warrants                                        --       4,704,594
                                                                                     ------------------------------
     Net cash provided by financing activities                                                  --       7,204,594
                                                                                     ------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                                            (9,799)          4,588
                                                                                     ------------------------------
NET INCREASE (DECREASE) IN CASH                                                           (380,725)      6,474,087

CASH AT BEGINNING OF PERIOD                                                              5,671,211       2,847,438
                                                                                     ------------------------------
CASH AT END OF PERIOD                                                                  $ 5,290,486     $ 9,321,525
                                                                                     ==============================



  The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


1.   THE COMPANY

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

     GOING CONCERN

     The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. Based on the current level of expenditures, the Company has sufficient funds to meet expenses for at least one year. At March 31, 2001, the Company had accumulated $5,015,180 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive, a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at March 31, 2001, there were no operations in Endovascular, Inc.


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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (b)  RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred.

     (c)  FOREIGN EXCHANGE

          Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at March 31, 2001 and March 31, 2000 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:


               (equivalent CDN$ per U.S.$)                    2001     2000
                                                             --------------
               March 31 rate                                 .6344    .6899
               Average rate for the three-month period       .6545    .6880


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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

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


4.   RELATED PARTY TRANSACTIONS

     The Company has incurred salaries and consulting fees of $34,756 (2000 -- $35,640) to three directors of the Company. These items have been recorded at the exchange amount.


5.   CAPITAL STOCK

     (a) In April 1999, the Company completed a private placement of 1,000,000 units for $5,000,000. Each unit was comprised of two common shares and one warrant entitling the holder to purchase an additional common share for $4.50 on or before February 29, 2000. The Company incurred $163,750 in expenses concerning this share issuance and issued 15,000 warrants entitling the holder to purchase an additional common share for $5.50 on or before February 29, 2002.

          During the period ended March 31, 2000, all 1,000,000 warrants were exercised to net the Company $4,500,000.

     (b) During the period ended March 31, 2000, the Company issued 34,396 common shares for total proceeds of $51,594 upon exercise of stock options (See Note 6).

     (c) During the period ended March 31, 2000, the Company issued 625,000 warrants as part of the private placement of Notes payable. Each warrant entitles the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)
                           (EXPRESSED IN U.S. DOLLARS)

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

          The following is a table of stock options under the Plan as at March 31, 2001:


                                                                                                                       Balance
          Option       Expiry        Vesting             Balance         Granted                       Balance         Exercisable
          Exercise     Date          Date                December 31,    During      Exercised (E)     March 31,       March 31,
          Price        (mm/dd/yy)    (mm/dd/yy)          2000            the Period  Cancelled (C)     2001            2001
          --------------------------------------------------------------------------------------------------------------------------
          $ 1.50       12/04/03      12/04/99                184,649        --         6,472 (C)         178,177         178,177
            1.50       12/04/03      12/04/00                 36,114        --         1,164 (C)          34,950          34,950
            1.50       02/23/09      (1/3) 02/23/00           50,000        --            --              50,000          33,334
                                     (1/3) 02/23/01
                                     (1/3) 02/23/02
            1.50       04/27/09      (1/3) 04/27/00           50,000        --            --              50,000          16,667
                                     (1/3) 04/27/01
                                     (1/3) 04/27/02
            1.50       06/11/09      06/11/00                 10,000        --            --              10,000          10,000
            1.50       10/25/05      (1/2) 10/25/00          100,000        --            --             100,000          50,000
                                     (1/2) 10/25/01
            1.50       11/13/04      11/13/99                137,900        --            --             137,900         137,900
            1.50       11/13/04      11/13/00                720,000        --        16,400 (C)         703,600         703,600
            3.53       01/31/02      (1/2) 01/31/00            4,000        --            --               4,000           4,000
                                     (1/2) 01/31/01
            1.50       03/21/05      03/21/01                 20,000        --            --              20,000          20,000
            1.50       01/31/05      16,668 - 01/31/01        70,000        --        20,000 (C)          50,000          16,668
                                     16,666 - 01/31/02
                                     16,666 - 01/31/03
            1.50       04/17/05      20,402 - 04/17/00       110,805        --            --             110,805          20,402
                                     30,137 - 04/17/01
                                     30,133 - 04/17/02
                                     30,133 - 04/17/03
            1.50       07/05/05      3,222 - 07/05/00         56,443        --            --              56,443           3,222
                                     17,740-07/05/01
                                     17,740-07/05/02
                                     17,741-07/05/03
            0.25       12/21/05      585,476 - 12/21/00    1,012,578        --         6,425 (C)       1,006,153         585,476
                                     420,677 - 12/21/01
            1.50       06/12/10      06/12/00                 10,000        --            --              10,000          10,000
            0.25       01/04/06      136,073 - 01/04/01          --      569,505       6,925 (C)         562,580         136,073
                                     376,507 - 01/04/02
                                     50,000 - 01/04/03

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND MARCH 31, 2000

                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


6.        STOCK OPTIONS (CONTINUED)

          THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

          Of the above options, the following options were originally granted with exercise prices as follows:


          New Option Exercise Price            Expiry Date         Original Exercise Price
          --------------------------------------------------------------------------------
                     1.50                        02/23/09                    3.34
                     1.50                        04/27/09                    6.38
                     1.50                        06/11/09                    4.13
                     1.50                        01/31/05                    3.53
                     1.50                        03/21/05                    7.88
                     1.50                        06/12/10                   2.375


          The number of shares subject to options granted at March 31, 2001 exceeds the 2,400,000 shares approved by the stockholders under the Plan. The grant of the options to purchase the additional shares is conditioned upon an amendment to the plan to increase the number of shares issuable on exercise of options to 3,900,000 receiving stockholders' approval. The amendment was approved by the Company's Board of Directors on December 21, 2000 and will be voted upon at the annual meeting of stockholders scheduled to be held on June 4, 2001.

          The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% and no expected dividends:


          Number of        Exercise          Grant Date           Value           Volatility        Expected
           Options           Price                                                Assumption      Options Life
          ----------------------------------------------------------------------------------------------------
              100,000        1.50       October 25, 1999           $ 99,750          272%           5 years
               50,000        3.56       January 6, 2000              99,635           60%           5 years
                4,000        3.53       January 31, 2000              5,120           60%           2 years
              100,000        7.00       February 15, 2000           203,970           20%           5 years
               20,000        7.88       March 21, 2000               45,922           20%           5 years
              100,000        0.25       January 4, 2001              23,390          275%           5 years

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND MARCH 31, 2000

                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

6.        STOCK OPTIONS (CONTINUED)

          THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

          The remaining options issued were to officers, directors and employees. As the options were granted at exercise prices based on the market price of the Company's shares at the dates of the grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and net income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. The fair value of the employees' purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions used for options: risk-free rate was 5.0%, expected volatility of 279%, 272%, 263% and 257% for the $1.50 options, and 275% for the $0.25 options, an expected option life of 5 years and no expected dividends.

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended March 31, 2001 would have been as follows:

                  Net loss
                           As reported                              $ (423,467)
                           Pro forma                                $ (520,753)
                  Basic net loss per share
                           As reported                              $ (0.03)
                           Pro forma                                $ (0.04)


7.        INCOME TAXES

          At March 31, 2001, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $1,700,000 less a valuation allowance of $1,700,000. The valuation allowance on deferred tax assets increased by $150,000 during the period ended March 31, 2001.

          At March 31, 2001, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $3,570,000. These carryforwards begin to expire in 2003.

          At March 31, 2001, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $503,000 less a valuation allowance of $503,000. The valuation allowance on deferred tax assets increased by $23,000 during the period ended March 31, 2001. The Company has approximately $1,175,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND MARCH 31, 2000

                                   (UNAUDITED)

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


9.        COMMITMENTS AND SUBSEQUENT EVENTS

          (a) On March 23, 1999, the Company entered into a twelve-month agreement with a consultant which provided for fees of $5,000 per month. In addition, the consultant was issued a one-year warrant to purchase 50,000 shares of common stock at a price of $3.06 per share. This warrant has been valued at $33,420 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements. During the period ended March 31, 2000, this warrant was exercised to net the Company $153,000. Subsequent to December 31, 1999, this agreement was amended to increase the fees to $20,900 for the six-month period beginning August 23, 1999, extend the period of services by six months, and to issue a warrant to purchase 25,440 shares of common stock of the Company at a price of $5.50 per shares expiring February 28, 2002. This warrant has been valued at $11,750 using the Black-Scholes model and is reflected as compensation on these financial statements.

          (b) During the period ended March 31, 2000, the Company entered into a one-year agreement with a consultant. The consultant was issued a warrant to purchase 14,000 shares of common stock of the Company at a price of $5.50 per share, expiring on February 26, 2002. This warrant has been valued at $9,562 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND MARCH 31, 2000

                                   (UNAUDITED)

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

          (d) Subsequent to March 31, 2001, the Company entered into an operating lease for its office space. The lease expires March 31, 2003 and provides for monthly payments commencing May 1, 2001 of $1,917 plus the Company's proportionate share of operating costs and taxes (currently $1,050 per month). Under the terms of the lease, the Company has an option to renew the lease for a further period of three years.



10.       COMPREHENSIVE INCOME (LOSS)


                                                                           MARCH 31,     MARCH 31,
                                                                                2001          2000
                                                                         --------------------------

          Net loss as reported                                           $(423,467)      $(785,896)
          Add (deduct)
               Foreign currency translation adjustments                     (7,652)          4,225
                                                                         --------------------------

          Comprehensive Income (Loss)                                    $(431,119)      $(781,671)
                                                                         ==========================
          Accumulated other comprehensive income
               Foreign currency translation adjustments
                   Balance at beginning of period                        $ (61,890)      $   9,357
                   Change during the period                                 (7,652)          4,225
                                                                         --------------------------
                   Balance at end of period                              $ (69,542)      $  13,582
                                                                         ==========================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the Notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include the Risk Factors set forth below as well as the "Risk Factors" contained in our Annual Report. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" herein.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND THE THREE MONTHS ENDED MARCH 31, 2000

         During the three months ended March 31, 2001, our sales were $262 compared with sales of $413 during the three months ended March 31, 2000. Sales in both periods were primarily attributable to software licensing revenues of i5ive communications inc. (i5ive), our wholly-owned subsidiary.

         General and administrative expenses were $402,574 in the three months ended March 31, 2001 compared with $645,831 during the three months ended March 31, 2000. This decrease was primarily the result of a decrease in consulting fees paid to third parties and a decrease in professional fees paid. Marketing expenses were $94,585 during the three months ended March 31, 2001 compared with $219,216 during the same three-month period in 2000. This decrease was primarily due to the decrease in our marketing activities focused at increasing our Membership. Since the end of 2000, we have refocused our marketing programs to aim at developing our brand and repositioning the Company as an online publishing community. As a consequence, our marketing expenses have declined.

         Our Loss From Operations was $496,897 in 2001 compared with $864,634 in 2000. The decrease in our Loss From Operations in 2001 compared with 2000 was the result of the decrease in our operating and marketing expenses.

         Other income was $73,430 in 2001 compared with $78,738 in 2000. Other income in both periods is attributable to interest earned on bank balances.

         Our Net Loss was $423,467 in 2001 compared with $785,896 in 2000. The decrease in our Net Loss in 2001 compared with 2000 was the result of the decrease in our operating and marketing expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         The report of our independent auditors on their audit of our financial statements as of December 31, 2000 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. In February 2000, we realized gross proceeds of $4.5 million from the exercise of warrants issued in a 1999 private sale of securities. Also, in February 2000, we realized gross proceeds of $2.5 million from a private sale of our securities. During 2000, we also realized gross proceeds of approximately $218,000 on the exercise of stock options and from the exercise of warrants. At March 31, 2001, we had cash of $5,290,486. We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

         Our promissory notes due on June 30, 2000 in the principal amount of $2.5 million issued in the February 2000 private sale of our securities were repaid in April 2000, together with accrued interest.

         As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue from proposed revenue programs, and anticipated growth in visitor traffic and Membership. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to enter into third-party contracts and to complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our revenues, particularly in light of the early stages of our revenue model, the intense competition among Internet communities and in the publishing industry, our limited operating history and the uncertainty as to the broad acceptance of the Web as a publishing medium. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in the epublishing industry. Any failure by us to accurately make such predictions would have a material adverse effect on our business, results of operations and financial condition.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed above and elsewhere in this Quarterly Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. We intend that such forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in that act and we are including this statement for purposes of complying with these safe harbor provisions. The forward-looking statements discussed in this Quarterly Report appear in various places including: "Item 2 - Management's Discussion and Analysis or Plan of Operations," "Liquidity and Capital Resources," as well as in "Risk Factors." We caution readers that the risk factors described in our Annual Report on Form 10-KSB, as well as those described elsewhere in this Quarterly Report, or in our other filings with the Commission, in some cases have affected, and in the future could affect our actual results, could cause our actual results during 2001, 2002 and beyond, to differ materially from those expressed in any forward-looking statements, and could cause our development and the development of our business plans to be different than expressed in those statements. Important factors that may be encountered, that could cause actual results to differ materially from the forward-looking statements in this Quarterly Report include, among others, the assumptions made by management as to the future growth and business direction of the Internet, epublishing through the facilities of the Internet and the marketability of our distributed management capabilities of our Enabling Platform, our early stage of development and absence of material revenues, the usual unforeseeable risks encountered by any new enterprise, our inability to attract readership to our Community, our potential need for additional capital and our possible inability to attract such capital on acceptable terms or at all, the uncertainties of the levels of our future operating expenses, fluctuations in our quarterly revenues and membership growth, the level of consumer acceptance of ecommerce, our inability to enter into marketing and other relationships to develop our revenue programs, intense competition among Internet portals and ecommerce participants, our inability to manage our growth, the impact of possible future government regulation, the possible volatility of the market price for our Common Stock, and the impact of additional shares possibly coming onto the market for sale.


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

RISKS WE FACE ARISING OUT OF THE EARLY STAGE OF OUR BUSINESS

EARLY DEVELOPMENT STAGE

         We are in the early stage of developing our business plan and operations. We have realized no material revenues to date from our Internet operations activities. We currently have no source of recurring revenues. From April 1996 through March 31, 2001, our total revenues from our Internet operations activities were negligible. During that period, we accumulated losses of $5,015,180. We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will continue to incur net losses for the foreseeable future. The extent of our losses will be dependent, in part, on the amount and rates of our expenditures and our ability to grow our Internet revenue from ecommerce transactions. We expect our operating expenses to increase significantly, especially in the areas of brand marketing, business development, public relations and in promoting our revenue program. As a result, we will need to create and continue to generate increased amounts of quarterly revenue if we are to achieve profitability. We believe that period-to-period comparisons of our financial condition and operating results will not be meaningful and that you should not rely on the results for any period as an indication of our future performance. To the extent that our revenues do not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

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

         o    The absence of a recurring source of material revenues

         o The lack of broad acceptance of the community concept on the Internet

         o The possibility that the Internet will fail to achieve broad acceptance as a commercial medium

         o The lack of acceptance by potential partners of our distributive intellect and management (our Enabling Platform)

         o Our inability to continue to attract visitors, or retain Members and Senior Managing, Managing and Contributing Editors

         o Our inability to generate significant revenues from exploiting the potentials of our Enabling Platform

         o    Risks associated with a new and unproven business concept

         o    Our ability to anticipate and adapt to a developing market

         o The failure of our network infrastructure (including our servers, hardware and software) to efficiently handle our Internet traffic

         o    Changes in laws and taxes that adversely affect our business

         o The possibility that we will be unable to manage effectively any rapid expansion of our operations, including the amount and timing of capital expenditures and other costs relating to any expansion of our operations

         o The introduction and development of different or more extensive communities by direct and indirect competitors, including those with greater financial, technical and marketing resources

         o Our inability to maintain and increase levels of traffic on our Web site

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

UNPROVEN BUSINESS; DEPENDENCE ON MEMBERS


         The success of our business depends upon our ability to expand upon and develop our Enabling Platform of distributed intellect and management and to generate multiple revenue streams. Currently, we have no source of material revenues. The potential success of our business concept is unproven, and, to be successful, we must, among other things, develop and market concepts that achieve broad market acceptance by the publishing industry and our Members and Internet users. We are and will be substantially dependent upon our Member-generated content, the promotional efforts of our Members and the ability of our Editorial Team to attract Web users to our site and to reduce the demands on our personnel. Our business concept has existed for only a limited period of time and has continued to evolve and be developed since our inception. As a result, it is relatively unproven and may be considered to be not fully developed.

         There can be no assurance that our Member-generated content or the promotional efforts of our Members will continue to attract users to our Web site. There can also be no assurance that our Members and our Editorial Team will continue to devote time voluntarily to improving our community. Given the fact that we provide free disk space to our Members and we support the involvement of our Editorial Team, third parties may attempt to hold us responsible for our Contributing Editors' content and/or any of their actions or omissions. There can be no assurance that our business, results of operations and financial condition would not be materially and adversely affected if a substantial number of Members or members of our Editorial Team became dissatisfied with our services or our intention to commercialize those services or that the members of our Editorial Team become dissatisfied with the amounts of compensation we pay to them.

         Moreover, considering the modest level of compensation paid to our Contributing Editors (i.e., between $15 and $25 per month based on the number of articles written per month), there can be no assurance that consistent levels of high quality Member generated content will be maintained. These levels of compensation may also hinder our efforts in the future to attract Contributing, Managing or Senior Managing Editors. Further, there can be no assurance that our community on the Internet or our services will achieve broad market acceptance. Accordingly, no assurance can be given that our business will be successful, that we will achieve material revenues or that we can sustain revenue growth or generate significant profits.

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

         We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our revenue programs as we desire, or, develop and enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, our stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

POTENTIAL FLUCTUATIONS IN MEMBERSHIP GROWTH AND QUARTERLY RESULTS; SEASONALITY; UNPREDICTABILITY OF FUTURE NET REVENUE


         We are currently developing our community through efforts to attract visitors, Members and Contributing Editors to our Web-based publishing community. Our site has over 1,400 topic areas and, according to netScore, over the first 3-months of 2001 we averaged over 800,000 unique visitors per month compared to an average of 600,000 unique visitors per month (by netScore's predecessor, PC Data Online) over the 12-month period ended December 31, 2000. We cannot assure you that such growth is sustainable. Our business plan is to implement our business-to-business revenue program while continuing to expand our numbers of visitors, Members and Editorial Team as well as to continue to improve and enhance our site infrastructure through the introduction of improved technology. We have not to date realized material revenues. Currently, we have twenty-one (21) full-time personnel. Accordingly, there can be no assurance that our business plan can be successfully developed or that we will realize any material revenues. We cannot assure you that the growth of our Membership and page views or other increases will ensure the success of our business plans and our ability to realize material revenues.

         Our operating expenses will increase in connection with our brand marketing and our promotional efforts, our increased funding of site development, technology and operating infrastructure, and the increased general and administrative staff needed to support our growth. We anticipate that we will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount and rates of growth in our revenue from entering into business-to-business contracts to use our Enabling Platform and from epublishing. We expect our operating expenses to increase significantly, especially in the areas of public relations, business development and branding. We believe that period-to-period comparisons of our Member recruitment results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

         We expect our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

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

         o The introduction of new or enhanced services by us or our competitors

         o  The timing and number of new hires

         o  Our loss of a key strategic or marketing relationship

         o  Changes in our marketing policy or those of our competitors

         o Engineering or development fees that may be paid in connection with new Web site development and new publishing tools

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

INTENSE COMPETITION


         The market for community based publishing and ecommerce on the Internet is relatively new and rapidly evolving. Competition is expected to increase significantly in the future. Barriers to entry into the Internet business are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on online publishing, online directories or community on the Internet are About.com, Fatbrain.com, MightyWords.com, iPublish.com and Abuzz. Some of these competitors are significantly larger than us and more well-established and well-known in the Internet industry and have greater capital resources.

         We will also experience competition in the future from Web directories, search engines, shareware archives, content sites, commercial online service providers ("OSPs"), sites maintained by Internet service providers ("ISPs") and other entities that attempt to establish epublishing communities on the Internet by developing their own community or acquiring one of our competitors. In addition, we could face competition in the future from traditional media companies, a number of which, including AOL Time Warner, CBS and NBC; have substantial investments in Internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities or epublishing opportunities that are equal or superior to ours or that achieve greater market acceptance than ours.

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

         In addition, as our services are available over the Internet in multiple foreign countries, provinces, states and other jurisdictions, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions or are subject to taxation in those jurisdictions. We are qualified to do business only in British Columbia, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, results of operations and financial condition.

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

         We may enter into agreements with electronic vendors and sponsors whereby we may be entitled to receive affiliate rewards or share in the revenue from the purchase of goods and services through direct links from our Web site. Such arrangements may expose us to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services by virtue of our involvement in providing access to such products or services, even if we do not provide such products or services. While we will seek to be indemnified against such liabilities, there can be no assurance that such indemnification, if available, will be adequate.

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

RELIANCE ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our technology as proprietary and attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We have applied for trademarks for the following: "Suite101.com," "Real People Helping Real People" and "Best-of-Web Directory." We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

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

         As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. We cannot predict the extent to which we will be able to engage our services to third-party contractors. The Internet may not prove to be viable for our epublishing goals for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, congestion of traffic, inconsistent quality of service and lack of availability of cost-effective, high-speed service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or timely development and commercialization of performance improvements, including high-speed modems.

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


OTHER RISKS WE FACE

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS, NORTHFIELD CAPITAL CORPORATION AND 284085 BC LTD.


         As of April 30, 2001, our Directors, Executive Officers and Northfield Capital Corporation, and their respective affiliates, in the aggregate, beneficially owned (including shares that they, he or she has the right to acquire the beneficial ownership within 60 days following April 30, 2001) approximately 5,289,510 shares or 38.03% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.

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

                          PART II -- OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                   None

         (b)    Reports on Form 8-K

                   We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

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



                                    SUITE101.COM, INC.
                                    -----------------
                                    (Registrant)



Date:  May 14, 2001              /s/Peter L. Bradshaw
                                 --------------------------------------------
                                    Peter L. Bradshaw
                                    President and Chief Executive Officer
                                    (Principal Executive Officer, and Director)


                                 /s/Cara M. Williams
                                 --------------------------------------------
                                    Cara M. Williams
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)