Form 10QSB
period 2001-06-30
SUITE 101 COM INC
filed 2001-08-13
CIK 896726

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

      (Mark One)

         [ X ]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001; or

         [     ]      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________________.

Commission file Number: 0-25136

Suite101.com Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0464753

(State or other jurisdiction of incorporation of organization)	(I.R.S. employer identification no.)

Suite 210 —1122 Mainland Street, Vancouver, BC, Canada V6B 5L1
(Address of principal executive offices, zip code)

604-682-1400
(Issuer’s Telephone Number, Including Area Code)

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO

      State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 7, 2001

Common Stock, par value $.001 per share	13,155,046

Transitional Small Business Disclosure Format

YES [    ]      NO [ X ]

SUITE101.COM, INC.

QUARTERLY REPORT ON FORM 10-QSB

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
Suite101.com, Inc.
Vancouver, B.C., Canada

We have reviewed the accompanying consolidated balance sheet of Suite101.com, Inc. and subsidiaries as of June 30, 2001, the related consolidated statements of operations for the six-month and three-month periods then ended, and the related statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Corporation’s management.

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

/s/ N.I. Cameron Inc.

VANCOUVER, B.C.                                                                                          CHARTERED ACCOUNTANTS
July 13, 2001

Suite101.com, Inc.
Consolidated Balance Sheet
June 30, 2001 and June 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

ASSETS

	June 30,	June 30,
	2001	2000

CURRENT ASSETS

Cash	$4,796,620	$6,516,639

Accounts receivable	35,117	18,902

Due from officer	—	24,124

Prepaid expenses and deposits	69,186	8,088

	4,900,923	6,567,753

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2) Computer equipment	201,224	189,801

Furniture and fixtures	22,627	16,219

Leasehold improvements	8,406	11,547

	232,257	217,567

Less: accumulated amortization	110,390	72,729

	121,867	144,838

TOTAL ASSETS	$5,022,790	$6,712,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable (Note 3)	$227,765	$133,270

CAPITAL STOCK (Notes 4, 5 and 8)

Authorized:

40,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each

Issued:

13,155,046 common shares	13,155	13,155

DEFERRED COMPENSATION	(34,166)	(79,249)

ADDITIONAL PAID-IN CAPITAL	10,374,536	10,351,146

DEFICIT	(5,497,339)	(3,755,486)

EQUITY ADJUSTMENT FROM FOREIGN

CURRENCY TRANSLATION	(61,161)	49,755

TOTAL STOCKHOLDERS’ EQUITY	4,795,025	6,579,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,022,790	$6,712,591

COMMITMENTS (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

Suite101.com, Inc.
Consolidated Statements of Operations
For the Six-Month and Three-Month Periods Ended
June 30, 2001 and June 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

	Three months Ended		Six months Ended

	June 30	June 30	June 30,	June 30,
	2001	2000	2001	2000

SALES	$—	$413	$262	$818

OPERATING EXPENSES

General and administration	454,617	432,273	857,191	1,265,771

Marketing	74,905	119,059	169,490	338,276

	529,522	551,332	1,026,681	1,604,047

LOSS FROM OPERATIONS	(529,522)	(550,919)	(1,026,419)	(1,603,229)

OTHER INCOME (EXPENSES)

Loss on disposal of leasehold improvements	(7,210)	—	(7,210)	—

Other income, net	54,573	69,715	128,003	153,502

	47,363	69,715	120,793	153,502

NET LOSS	$(482,159)	$(481,204)	$(905,626)	$(1,449,727)

INCOME (LOSS) PER SHARE

Basic and Diluted	$(0.04)	$(0.04)	$(0.07)	$(0.11)

Weighted average common shares outstanding	13,155,046	13,152,444	13,155,046	12,798,145

The accompanying notes are an integral part of these consolidated financial statements.

Suite101.com, Inc.
Consolidated Statement of Cash Flows
For the Six-Month Periods Ended June 30, 2001 and June 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

	June 30,	June 30,
	2001	2000

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss	$(905,626)	$(1,449,727)

Adjustment to reconcile net loss to net cash used in operating activities Stock-based compensation	30,999	300,465

Loss on disposal of leasehold improvements	7,210	—

Amortization	19,190	22,331

	(848,227)	(1,126,931)

Changes in operating assets and liabilities Accounts receivable	(732)	7,496

Due from officer	—	(24,124)

Prepaid expenses and deposits	(18,320)	29,446

Accounts payable and accrued expenses	8,716	45,520

Net cash used in operating activities	(858,563)	(1,068,593)

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of capital assets	(15,868)	(25,159)

Net cash used in investing activities	(15,868)	(25,159)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from issuance of common stock and warrants	—	4,717,814

Net cash provided by financing activities	—	4,717,814

EFFECT OF EXCHANGE RATES ON CASH	(160)	45,139

NET INCREASE (DECREASE) IN CASH	(874,591)	3,669,201

CASH AT BEGINNING OF PERIOD	5,671,211	2,847,438

CASH AT END OF PERIOD	$4,796,620	$6,516,639

The accompanying notes are an integral part of these consolidated financial statements.

Suite101.com, Inc.
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

1.    THE COMPANY

Suite101.com, Inc. (formerly known as Kinetic Ventures Ltd.) (the “Company”) was incorporated in the State of California, United States on May 20, 1991, and reincorporated in the State of Delaware, United States on December 31, 1993. By way of a reverse takeover on December 8, 1998, the Company acquired a wholly-owned subsidiary, i5ive communications inc. (“i5ive”). i5ive is engaged in the creation, operation and maintenance of a World Wide Web based directory and community.

Going Concern

The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. Based on the current level of expenditures, the Company has sufficient funds to meet expenses for at least one year. At June 30, 2001, the Company had accumulated $5,497,339 in losses and had no material revenue producing operations. At the date of this report, the Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company’s ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive, a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at June 30, 2001, there were no operations in Endovascular, Inc.

2.    SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment by management.

Suite101.com, Inc.
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

(a)    Property, Plant and Equipment

Property, plant and equipment are capitalized at original cost and amortized over their estimated useful lives at the following annual bases and rates:

Computer equipment Furniture and fixtures Leasehold improvements	30% declining balance 20% declining balance 20% straight-line

One-half the normal amortization is taken in the year of acquisition.

(b)    Research and Development

Research and development costs are expensed as incurred.

(c)    Foreign Exchange

Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at June 30, 2001 and June 30, 2000 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

(equivalent CDN $per U.S.$)	2001	2000

June 30 rate	.6605	.6754

Average rate for the three-month period	.6489	.6756

(d)    Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Suite101.com, Inc.
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)    Income Taxes (Continued)

Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(e)    Stock Options

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

(f)    Net Loss Per Common Share

The Company computes its loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (“EPS”) issued in February 1997. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

3.    RELATED PARTY TRANSACTIONS

(a)	The Company has incurred salaries and consulting fees of $76,101 (2000 —$70,908) to three directors of the Company. These items have been recorded at the exchange amount.

(b)	Accounts payable include $132,647 (2000 —$0) due to a director for wages and expenses.

Suite101.com, Inc.
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

4.    CAPITAL STOCK

(a)	In April 1999, the Company completed a private placement of 1,000,000 units for $5,000,000. Each unit was comprised of two common shares and one warrant entitling the holder to purchase an additional common share for $4.50 on or before February 29, 2000. The Company incurred $163,750 in expenses concerning this share issuance and issued 15,000 warrants entitling the holder to purchase an additional common share for $5.50 on or before February 29, 2002.

During the period ended June 30, 2000, all 1,000,000 warrants were exercised to net the Company $4,500,000.

(b)	During the period ended June 30, 2000, the Company issued 34,396 common shares for total proceeds of $51,594 upon exercise of stock options.

(c)	During the period ended June 30, 2000, the Company issued 625,000 warrants as part of the private placement of Notes payable. Each warrant entitles the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and (b) the average of the closing bid and asked prices for the Company’s common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company’s common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter.

5.    STOCK OPTIONS

The Company’s 1998 Stock Incentive Plan

In December 1998, the Company adopted the 1998 Stock Incentive Plan (the “Plan”). Under the Plan, including amendments adopted in 2001, 3,900,000 shares of common stock have been reserved for issuance on exercise of options granted under the Plan.

On the date of the closing of the transaction with i5ive, outstanding options granted under i5ive’s 1998 Stock Incentive Plan were assumed by the Company under the Plan and no further option grants will be made under i5ive’s Plan. The assumed options have substantially the same terms, subject to anti-dilution adjustment, as are in effect for grants made under the Company’s Plan.

Suite101.com, Inc.
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

5.    STOCK OPTIONS (Continued)

The Company’s 1998 Stock Incentive Plan (Continued)

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

The following is a table of stock options under the Plan as at June 30, 2001:

								Balance
Option	Expiry	Vesting	Balance	Granted			Balance	Exercisable
Exercise	Date	Date	December 31,	During	Exercised (E)		June 30,	June 30,
Price	(mm/dd/yy)	(mm/dd/yy)	2000	the Period	Cancelled (C)		2001	2001

$1.50	12/04/03	12/04/99	184,649	—	13,165	(C)	171,484	171,484

1.50	12/04/03	12/04/00	36,114	—	2,836	(C)	33,278	33,278

1.50	02/23/09	(1/3) 02/23/00	50,000	—	—		50,000	33,334

		(1/3) 02/23/01

		(1/3) 02/23/02

1.50	04/27/09	(1/3) 04/27/00	50,000	—	—		50,000	33,334

		(1/3) 04/27/01

		(1/3) 04/27/02

1.50	06/11/09	06/11/00	10,000	—	—		10,000	10,000

1.50	10/25/05	(1/2) 10/25/00	100,000	—	—		100,000	50,000

		(1/2) 10/25/01

1.50	11/13/04	11/13/99	137,900	—	—		137,900	137,900

1.50	11/13/04	11/13/00	720,000	—	38,700	(C)	681,300	681,300

3.53	01/31/02	(1/2) 01/31/00	4,000	—	—		4,000	4,000

		(1/2) 01/31/01

1.50	03/21/05	03/21/01	20,000	—	—		20,000	20,000

1.50	01/31/05	16,668 – 01/31/01	70,000	—	20,000	(C)	50,000	16,668

		16,666 – 01/31/02

		16,666 – 01/31/03

1.50	04/17/05	20,402 – 04/17/00	110,805	—	50,738	(C)	60,067	30,047

		30,137 – 04/17/01

		30,133 – 04/17/02

		30,133 – 04/17/03

1.50	07/05/05	3,222 – 07/05/00	56,443	—	—		56,443	3,222

		17,740-07/05/01

		17,740-07/05/02

		17,741-07/05/03

0.25	12/21/05	585,476 – 12/21/00	1,012,578	—	13,342	(C)	999,236	578,559

		420,677 – 12/21/01

1.50	06/12/10	06/12/00	10,000	—	—		10,000	10,000

0.25	01/04/06	136,073 – 01/04/01	—	569,505	22,730	(C)	546,775	134,873

		376,507 – 01/04/02

		50,000 – 01/04/03

0.25	05/10/06	05/10/01	—	5,939	—		5,939	5,939

0.25	06/04/11	06/04/01	—	10,000	—		10,000	10,000

Suite101.com, Inc.
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2001
(Unaudited)

(Expressed in U.S. dollars)

5.    STOCK OPTIONS (Continued)

The Company’s 1998 Stock Incentive Plan (Continued)

Of the above options, the following options were originally granted with exercise prices are follows:

New Option		Original
Exercise Price	Expiry Date	Exercise Price

1.50	02/23/09	3.34

1.50	04/27/09	6.38

1.50	06/11/09	4.13

1.50	01/31/05	3.53

1.50	03/21/05	7.88

1.50	06/12/10	2.375

The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% and no expected dividends:

Number of				Volatility	Expected
Options	Exercise Price	Grant Date	Value	Assumption	Options Life

100,000	1.50	October 25, 1999	$99,750	272%	5 years

50,000	3.56	January 6, 2000	99,635	60%	5 years

4,000	3.53	January 31, 2000	5,120	60%	2 years

100,000	7.00	February 15, 2000	203,970	20%	5 years

20,000	7.88	March 21, 2000	45,922	20%	5 years

100,000	0.25	January 4, 2001	23,390	275%	5 years

The remaining options issued were to officers, directors and employees. As the options were granted at exercise prices based on the market price of the Company’s shares at the dates of the grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and net income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. The fair value of the employees’ purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions used for options: risk-free rate was 5.0%, expected volatility of 279%, 272% 263% and 257% for the $1.50 options, and 275% for the $0.25 options, an expected option life of 5 years and no expected dividends.

Suite101.com, Inc.
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

5.    STOCK OPTIONS (Continued)

The Company’s 1998 Stock Incentive Plan (Continued)

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share for the period ended June 30, 2001 would have been as follows:

Net loss

As reported	$(905,626)

Pro forma	$(1,035,296)

Basic net loss per share

As reported	$(0.07)

Pro forma	$(0.08)

6.    INCOME TAXES

At June 30, 2001, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $1,590,000 less a valuation allowance of $1,590,000. The valuation allowance on deferred tax assets increased by $40,000 during the period ended June 30, 2001.

At June 30, 2001, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $3,960,000. These carryforwards begin to expire in 2003.

At June 30, 2001, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $531,000 less a valuation allowance of $531,000. The valuation allowance on deferred tax assets increased by $51,000 during the period ended June 30, 2001. The Company has approximately $1,240,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income.

7.    FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

Suite101.com, Inc.
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

8.    COMMITMENTS

(a)	On March 23, 1999, the Company entered into a twelve-month agreement with a consultant, which provided for fees of $5,000 per month. In addition, the consultant was issued a one-year warrant to purchase 50,000 shares of common stock at a price of $3.06 per share. This warrant has been valued at $33,420 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements. During the period ended June 30, 2000, this warrant was exercised to net the Company $153,000. Subsequent to December 31, 1999, this agreement was amended to increase the fees to $20,900 for the six-month period beginning August 23, 1999, extend the period of services by six-months, and to issue a warrant to purchase 25,440 shares of common stock of the Company at a price of $5.50 per shares expiring February 28, 2002. This warrant has been valued at $11,750 using the Black-Scholes model and is reflected as compensation on these financial statements.

(b)	During the period ended June 30, 2000, the Company entered into a one-year agreement with a consultant. The consultant was issued a warrant to purchase 14,000 shares of common stock of the Company at a price of $5.50 per share, expiring on February 26, 2002. This warrant has been valued at $9,562 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements.

(c)	The Company has entered into an agreement dated February 17, 2000 for consulting and corporate finance services which provides for the issue of 2-year warrants at the following milestones:

Upon execution of consulting agreement	- 25,000	(issued	)

On signed letter of intent with target customer	- 25,000

On signed agreement with target customer	- 25,000

On signed agency agreement to market similar program to others in same industry in North America	- 25,000

In addition, the agreement provides for additional warrants to be issued over 3 years based on 10% of any payout to participants under the plan developed with customer(s) resulting from the agency agreement. The warrants to be issued are based on the average price of the Company’s stock for the 10-day period prior to the issuance of the warrants, less a 20% discount.

The initial 25,000 warrants issued have an exercise price of $4.96 per share and expire February 17, 2002. They have been valued at $115,060 using the Black-Scholes model as described earlier and have been reflected as compensation on these financial statements.

(d)	During the period ended June 30, 2001, the Company entered into an operating lease for its office space. The lease expires March 31, 2003 and provides for monthly payments commencing May 1, 2001 of $1,995 plus the Company’s proportionate share of operating costs and taxes (currently $1,094 per month). Under the terms of the lease, the Company has an option to renew the lease for a further period of three years.

Suite101.com, Inc.
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

9.    COMPREHENSIVE INCOME (LOSS)

	June 30,	June 30,
	2001	2000

Net loss as reported	$(905,626)	$(1,449,727)

Add (deduct) Foreign currency translation adjustments	729	40,398

Comprehensive Income (Loss)	$(904,897)	$(1,409,329)

Accumulated other comprehensive income Foreign currency translation adjustments Balance at beginning of period	$(61,890)	$9,357

Change during the period	729	40,398

Balance at end of period	$(61,161)	$49,755

Item  2.    Management’s Discussion and Analysis or Plan of Operations

General

      The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the Notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include the Risk Factors set forth below as well as the “Risk Factors” contained in our Annual Report. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” herein.

A Comparison of Our Operating Results for the Six Months Ended June 30, 2001
and the Six Months Ended June 30, 2000

      During the six months ended June 30, 2001, our sales were $262 compared with sales of $818 during the six months ended June 30, 2000. Sales in both periods were primarily attributable to software licensing revenues of our wholly-owned subsidiary, i5ive communications inc.

      General and administrative expenses were $857,191 in the six months ended June 30, 2001 compared with $1,265,771 during the six months ended June 30, 2000. This decrease was primarily the result of a decrease in consulting fees paid to third parties, a decrease in professional fees paid and a decline in software purchases. Marketing expenses were $169,490 during the six months ended June 30, 2001 compared with $338,276 during the six months ended June 30, 2000. This decrease was primarily due to the decrease in our marketing activities focused at increasing our membership. Since the end of 2000, we have refocused our marketing programs to aim at developing our brand and repositioning the Company as an online publishing community. As a consequence, our marketing expenses have declined.

      Our Loss From Operations was $1,026,419 during the first six months of 2001 compared with $1,603,229 during the six months ended June 30, 2000. The decrease in our Loss From Operations during the six months ended June 30, 2001 compared with that of the six months ended June 30, 2000 was the result of the decrease in our general, administrative and marketing expenditures.

      Other income was $120,793 during the six months ended June 30, 2001 compared with $153,502 during the six months ended June 30, 2000. This decrease was the result of decreased interest earned on bank balances and the write-off of the leasehold improvements of our former office premises.

      Our Net Loss was $905,626 during the six months ended June 30, 2001 compared with $1,449,727 during the six months ended June 30, 2000. The decrease in our Net Loss for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 was the result of the decrease in our general, administrative and marketing expenditures.

Liquidity and Capital Resources

      The report of our independent auditors on their audit of our financial statements as of December 31, 2000 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. In February 2000, we realized gross proceeds of $4.5 million from the exercise of warrants issued in a 1999 private sale of securities. Also, in February 2000, we realized gross proceeds of $2.5 million from a private sale of our securities. During 2000, we realized gross proceeds of approximately $218,000 on the exercise of stock options and from the exercise of warrants. At June 30, 2001, we had cash of $4,796,620. We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

      Our promissory notes due on June 30, 2000 in the principal amount of $2.5 million issued in the February 2000 private sale of our securities were repaid in April 2000, together with accrued interest.

      As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue from proposed revenue programs, and anticipated growth in visitor traffic and membership. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to enter into third-party contracts and to complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the early stages of our revenue model, the intense competition among Internet communities and in the publishing industry, our limited operating history and the uncertainty as to the broad acceptance of the Web as a publishing medium. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in the epublishing industry. Any failure by us to accurately make such predictions would have a material adverse effect on our business, results of operations and financial condition.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the
Private Securities Litigation Reform Act of 1995

      With the exception of historical matters, the matters discussed above and elsewhere in this Quarterly Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. We intend that such forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in that act and we are including this statement for purposes of complying with these safe harbor provisions. The forward-looking statements discussed in this Quarterly Report appear in various places including: “Item 2 —Management’s Discussion and Analysis or Plan of Operations, “Liquidity and Capital Resources,” as well as in “Risk Factors.” We caution readers that the risk factors described in our Annual Report on Form 10-KSB, as well as those described elsewhere in this Quarterly Report, or in our other filings with the Commission, in some cases have affected, and in the future could affect our actual results, could cause our actual results during 2001, 2002 and beyond, to differ materially from those expressed in any forward-looking statements, and could cause our development and the development of our business plans to be different than expressed in those statements. Important factors that may be encountered, that could cause actual results to differ materially from the forward-looking statements in this Quarterly Report include, among others, the assumptions made by management as to the future growth and business direction of the Internet, epublishing through the facilities of the Internet and the marketability of our distributed management capabilities of our Enabling Platform, our early stage of development and absence of material revenues, the usual unforeseeable risks encountered by any new enterprise, our inability to attract readership to our Community, our potential need for additional capital and our possible inability to attract such capital on acceptable terms or at all, the uncertainties of the levels of our future operating expenses, fluctuations in our quarterly revenues and membership growth, the level of consumer acceptance of ecommerce, our inability to enter into marketing and other relationships to develop our revenue programs, intense competition among Internet portals and ecommerce participants, our inability to manage our growth, the impact of possible future government regulation, the possible volatility of the market price for our Common Stock, and the impact of additional shares possibly coming onto the market for sale.

RISK FACTORS

      An investment in shares of our Common Stock involves a high degree of risk. You should consider the following factors, in addition to the other information contained in this Quarterly Report, in evaluating our business and proposed activities. You should also see the “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1996” regarding risks and uncertainties relating to us and to forward looking statements herein.

Risks We Face Arising Out of the Early Stage of Our Business

Early Development Stage

      We are in the early stage of developing our business plan and operations. We have realized no material revenues to date from our Internet operations activities. We currently have no source of recurring revenues. From April 1996 through June 30, 2001, our total revenues from our Internet operations activities were negligible. During that period, we accumulated losses of $5,497,339. We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will continue to incur net losses for the foreseeable future. The extent of our losses will be dependent, in part, on the amount and rates of our expenditures and our ability to grow our Internet revenue from ecommerce transactions and services that we provide. We expect our operating expenses to increase, especially in the areas of brand marketing, business development, public relations and in promoting our revenue programs. As a result, we will need to create and continue to generate increased amounts of quarterly revenue if we are to achieve profitability. We believe that period-to-period comparisons of our financial condition and operating results will not be meaningful and that you should not rely on the results for any period as an indication of our future performance. To the extent that our revenues do not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

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

•	The absence of a recurring source of material revenues
•	The lack of broad acceptance of the community concept on the Internet

•	The possibility that the Internet will fail to achieve broad acceptance as a commercial medium

•	The lack of acceptance by potential partners of our distributive intellect and management (our Enabling Platform)

•	Our inability to continue to attract visitors, or retain Members and Senior Managing, Managing and Contributing Editors (our “Editorial Team”)

•	Our inability to generate significant revenues from utilizing the potentials of our Enabling Platform

•	Risks associated with a new and unproven business concept

•	Our ability to anticipate and adapt to a developing market

•	The failure of our network infrastructure (including our servers, hardware and software) to efficiently handle our Internet traffic

•	Changes in laws and taxes that adversely affect our business

•	The possibility that we will be unable to manage effectively any rapid expansion of our operations, including the amount and timing of capital expenditures and other costs relating to any expansion of our operations

•	The introduction and development of different or more extensive communities by direct and indirect competitors, including those with greater financial, technical and marketing resources

•	Our inability to maintain and increase levels of traffic on our Web site

•	Our inability to attract, retain and motivate qualified personnel

•	Our inability to successfully deal with technical difficulties, system downtime or Internet brownouts

•	The amount and timing of operating costs and capital expenditures relating to development of our business, operations and infrastructure, and

•	General economic conditions.

      To address these risks, we must, among other things:

•	Attract visitors, Members and members of our Editorial Team

•	Retain our Members and the members of our Editorial Team

•	Attract and enter into partnerships, strategic relationships, agreements and service contracts with third parties

•	Successfully develop and implement our revenue models

•	Form and maintain relationships with strategic partners

•	Attract and respond to competitive developments

•	Retain and motivate qualified personnel

•	Develop and upgrade our technologies and commercialize our services incorporating such technologies, and

•	Be successful in attracting additional substantial capital at the times, in the amounts and on the terms required.

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

Unproven Business;

      The success of our business depends upon our ability to expand upon and develop our Enabling Platform of distributed intellect and management and to generate multiple revenue streams. Currently, we have no source of significant revenues. The potential success of our business concept is unproven, and, to be successful, we must, among other things, develop and market concepts that achieve broad market acceptance by the publishing industry, our Members and Internet users. We are and will be substantially dependent upon our Member-generated content, the promotional efforts of our Members and the ability of our Editorial Team to attract Web users to our site and to reduce the demands on our personnel. Our business concept has existed for only a limited period of time and has continued to evolve and be developed since our inception. As a result, it is relatively unproven and may be considered to be not fully developed.

      There can be no assurance that our Member-generated content or the promotional efforts of our Members will continue to attract users to our Web site. There can also be no assurance that our Members and our Editorial Team will continue to devote time voluntarily to improving our community. Given the fact that we provide free disk space to our Members and we support the involvement of our Editorial Team, third parties may attempt to hold us responsible for their content and/or any of their actions or omissions. There can be no assurance that our business, results of operations and financial condition would not be materially and adversely affected if a substantial number of Members or members of our Editorial Team became dissatisfied with our services or our intention to commercialize those services or that the members of our Editorial Team become dissatisfied with the amounts of compensation we pay to them.

      Moreover, considering the modest level of compensation paid to our Contributing Editors (i.e., between $15 and $25 per month based on the number of articles written per month), there can be no assurance that consistent levels of high quality Member-generated content will be maintained. These levels of compensation may also hinder our efforts in the future to attract members of our Editorial Team. Further, there can be no assurance that our community on the Internet or our services will achieve broad market acceptance. Accordingly, no assurance can be given that our business will be successful, that we will achieve material revenues or that we can sustain revenue growth or generate significant profits.

Future Capital Needs; Uncertainty of Additional Financing

      The report of our independent auditors on their audit of our financial statements as of December 31, 2000 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. In February 2000, we realized gross proceeds of $4.5 million from the exercise of warrants issued in a 1999 private sale of securities. Also in February 2000, we realized gross proceeds of $2.5 million from a private sale of our securities. We anticipate expending a substantial portion of these funds in connection with entering into strategic alliances to promote the Suite101.com community and to further develop and promote our revenue models. At June 30, 2001, we had cash of $4,796,620. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2001.

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

Potential Fluctuations In Membership Growth and Quarterly Results; Seasonality;
Unpredictability Of Future Net Revenue

      We are currently developing our community through efforts to attract visitors, Members and Contributing Editors to our Web-based publishing community. Our site has over 1,400 topic areas and, according to netScore, over the first six-months of 2001 we averaged over 800,000 unique visitors per month compared to an average of 600,000 unique visitors per month (by netScore’s predecessor, PC Data Online) over the 12-month period ended December 31, 2000. We cannot assure you that such growth is sustainable. Our business plan is to implement our business-to-business revenue program while continuing to expand our numbers of visitors, Members and our Editorial Team as well as to continue to improve and enhance our site infrastructure through the introduction of improved technology. We have not, to date, realized material revenues. Currently, we have twenty (20) full-time personnel. There can be no assurance that our business plan can be successfully developed or that we will realize any material revenues. We cannot assure you that the growth of our Membership and our Editorial Team, an increase in the number of visitors to our site or other increases will ensure the success of our business plans and our ability to realize material revenues.

      Our operating expenses will increase in connection with our brand marketing and our promotional efforts, our increased funding of site development, technology and operating infrastructure, and the increased general and administrative staff needed to support our growth. We anticipate that we will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount and rates of growth in our revenue from entering into business-to-business contracts implementing our Enabling Platform and from epublishing. We expect our operating expenses to increase , especially in the areas of public relations, business development and branding. We believe that period-to-period comparisons of our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

      We expect our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	The demand for the products and services we intend to market to other businesses (the distributive intellect and management of our Enabling Platform)

•	Our Members’ and Editors’ acceptance of our involvement in the publishing industry

•	The level of traffic on our Suite101.com site

•	The amount and timing of capital expenditures and other costs relating to the expansion of our operations

•	The introduction of new or enhanced services by us or our competitors

•	The timing and number of new hires

•	Our loss of a key strategic or marketing relationship

•	Changes in our marketing policy or those of our competitors

•	Engineering or development fees that may be paid in connection with new Web site development and new publishing tools

•	Technical difficulties with our Suite101.com site

•	General economic conditions, and

•	Economic conditions specific to the Internet or all or a portion of the technology market.

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

Intense Competition

      The market for community based publishing and ecommerce on the Internet is relatively new and rapidly evolving. Competition is expected to increase in the future. Barriers to entry into the Internet business are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on online publishing, online directories or community on the Internet are About.com, Fatbrain.com, MightyWords.com, iPublish.com and Abuzz. Some of these competitors are significantly larger than us and more well-established and well-known in the Internet industry and have greater capital resources.

      We will also experience competition in the future from Web directories, search engines, shareware archives, content sites, commercial online service providers, sites maintained by Internet service providers (“ISPs”) and other entities that attempt to establish epublishing communities on the Internet by developing their own community or acquiring one of our competitors. In addition, we could face competition in the future from traditional media companies, a number of which, including AOL Time Warner, CBS and NBC; have substantial investments in Internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities or epublishing opportunities that are equal or superior to ours or that achieve greater market acceptance than ours.

      We also compete for visitors and Members with many Internet content providers and ISPs, including Web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as AOL Time Warner, Inc., CNET, Inc. (“CNET”), @Home Corporation, Lycos, Inc. (“Lycos”), Microsoft Corporation (“Microsoft”), About.com Inc., and Yahoo! Inc. (“Yahoo!”). We also compete with traditional forms of media, such as newspapers, magazines, radio and television. We believe that the principal competitive factors in attracting strategic partners and third-party contracts include the amount of traffic on our Web site, name recognition, customer service and our ability to manage our Enabling Platform. We will likely face increased competition which could, in turn, have a material adverse effect on our business, results of operations and financial condition.

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

      It is also possible that our use of “cookies” to track demographic information and user preferences may become subject to laws limiting or prohibiting their use. A “cookie” is a bit of information keyed to a specific server, file pathway or directory location that is stored on a user’s hard drive, possibly without the user’s knowledge. A user is generally able to remove cookies. Germany, for example, has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. In addition, a number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities. The U.S. Congress enacted the Internet Tax Freedom Act on October 21, 1998 which imposes a national moratorium in the United States on state and local taxes on Internet access services, online services, and multiple or discriminatory taxes on electric commerce effective October 1, 1998 and ending three years after its enactment. There can be no assurance that, once such moratorium is lifted, some type of U.S. federal and/or state taxes will be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of commerce on the Internet and. As a result, our opportunity to derive financial benefit from these activities may be adversely affected.

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

      In addition, as our services are available over the Internet in multiple foreign countries, provinces, states and other jurisdictions, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions or are subject to taxation in those jurisdictions We are qualified to do business only in British Columbia, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, results of operations and financial condition.

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

Security Risks

      There can be no assurance that experienced programmers or “hackers” may not from time to time attempt to penetrate our network security. To date, none of this activity has occurred. However, in the event any such attempts should occur and be successful, such a penetration may have a material adverse effect on our business, results of operations or financial condition. A party who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our Web site.

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

Reliance on Intellectual Property and Proprietary Rights

      We regard our technology as proprietary and attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We have applied for trademarks for the following: “Suite101.com,” “Real People Helping Real People” and “Best-of-Web Directory.” We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

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

Dependence on Continued Growth in the Use of the Internet; Dependence on Web Infrastructure

      Our Company’s future success is substantially dependent upon continued growth in the use of the Internet in order to support ecommerce development on our Web site and in the acceptance and volume of ecommerce transactions on the Internet. There can be no assurance that the number of Internet users will continue to grow or that ecommerce over the Internet will become more accepted and widespread.

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

Other Risks We Face

Control by Directors, Executive Officers, Northfield Capital Corporation and 284085 BC Ltd.

      As of July 31, 2001, our Directors, Executive Officers and Northfield Capital Corporation, and their respective affiliates, in the aggregate, beneficially owned (including shares that they, he or she has the right to acquire the beneficial ownership within 60 days following July 31, 2001) approximately 5,313,917 shares or 38.14% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.

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

      In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, and irrespective of the outcome of such litigation, could result in substantial costs and a diversion of management’s attention and resources and have a material adverse effect on our business, results of operations and financial condition.

PART II — OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

      On June 4, 2001, the Company held its annual meeting of stockholders. At the meeting, stockholders were requested to vote on the election of four persons as Directors of the Company to serve until the next annual meeting of stockholders in 2002 and until their respective successors are elected and qualified. The stockholders were also requested to vote on a proposal to approve the adoption of an amendment to the 1998 Stock Incentive Plan to increase the number of shares reserved for the grant of options from 2,400,000 to 3,900,000.

      At the meeting, the following persons were elected as Directors and received the following votes:

	Number of Votes Received

Nominees	In Favor	Withheld	Abstained or Not Voted
Peter L. Bradshaw	9,371,602	—	22,620

Julia M. Bradshaw	9,371,135	467	22,620

Mitchell G. Blumberg	9,371,602	—	22,620

Alfred J. Puchala, Jr.	9,371,602	—	22,620

      The proposal to approve the adoption of an amendment to the 1998 Stock Incentive Plan to increase the number of shares reserved for the grant of options from 2,400,000 to 3,900,000 was approved by the favorable vote of a majority of the shares present and voting at the meeting with the following vote:

                                                            In favor – 5,265,819 shares
                                                            Against – 28,414 shares
                                                            Abstained – 6,266 shares

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits

          None

    (b)    Reports on Form 8-K

      We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Suite101.com, Inc. (Registrant)

Date: August 10, 2001	/s/ Peter L. Bradshaw

Peter L. Bradshaw President and Chief Executive Officer (Principal Executive Officer, and Director)

/s/; Cara M. Williams

Cara M. Williams Vice President — Finance (Principal Financial and Accounting Officer)