Form 10QSB
period 2001-09-30
SUITE 101 COM INC
filed 2001-11-07
CIK 896726

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

      [ x ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001; or

      [    ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________________ .

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

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X      NO

      State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2001

Common Stock, par value $.001 per share	13,155,046

Transitional Small Business Disclosure Format

YES  [    ]      NO  [ x ]

SUITE101.COM, INC.

QUARTERLY REPORT ON FORM 10-QSB

Item 1.    Financial Statements

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
Suite101.com, Inc.
Vancouver, B.C., Canada

We have reviewed the accompanying consolidated balance sheet of Suite101.com, Inc. and subsidiaries as of September 30, 2001, the related consolidated statements of operations for the nine-month and three-month periods then ended, and the related consolidated statement of cash flows for the nine-month and three-month periods then ended. These financial statements are the responsibility of the Corporation’s management.

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

VANCOUVER, B.C. October 24, 2001	/s/ N.I. Cameron Inc. CHARTERED ACCOUNTANTS

Suite101.com, Inc.
Consolidated Balance Sheets

(Expressed in U.S. dollars)

ASSETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT

Cash	$4,366,103	$5,671,211

Accounts receivable	26,782	34,458

Prepaid expenses and deposits	78,336	50,306

	4,471,221	5,755,975

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)

Computer equipment	219,827	200,540

Furniture and fixtures	22,554	17,677

Leasehold improvements	8,063	11,401

	250,444	229,618

Less: accumulated amortization	118,226	95,796

	132,218	133,822

TOTAL ASSETS	$4,603,439	$5,889,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$190,887	$220,874

CAPITAL STOCK (Notes 4, 5 and 8)

Authorized:

40,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each

Issued:

13,155,046 common shares	13,155	13,155

DEFERRED COMPENSATION	(18,773)	(41,775)

ADDITIONAL PAID-IN CAPITAL	10,374,536	10,351,146

DEFICIT	(5,869,856)	(4,591,713)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY

TRANSLATION	(86,510)	(61,890)

TOTAL STOCKHOLDERS’ EQUITY	4,412,552	5,668,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,603,439	$5,889,797

COMMITMENTS (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

Suite101.com, Inc.
Consolidated Statements of Operations
For the Nine-Month and Three-Month Periods Ended
September 30, 2001 and September 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

	Three-months ended		Nine-months ended
	September 30		September 30

	2001	2000	2001	2000

SALES	$11,781	$405	$12,043	$1,223

COST OF SALES	7,014	—	7,014	—

GROSS PROFIT	4,767	405	5,029	1,223

OPERATING EXPENSES

General and administrative	384,303	303,288	1,241,494	1,569,059

Marketing	31,635	109,974	201,125	448,250

	415,938	413,262	1,442,619	2,017,309

LOSS FROM OPERATIONS	(411,171)	(412,857)	(1,437,590)	(2,016,086)

OTHER INCOME (EXPENSES)

Loss on disposal of leasehold improvements	—	—	(7,210)	—

Other income, net	38,654	91,395	166,657	244,897

	38,654	91,395	159,447	244,897

NET LOSS	$(372,517)	$(321,462)	$(1,278,143)	$(1,771,189)

INCOME (LOSS) PER SHARE

Basic and Diluted	$(0.03)	$(0.02)	$(0.10)	$(0.14)

Weighted average common shares outstanding	13,155,046	13,155,046	13,155,046	12,940,182

The accompanying notes are an integral part of these consolidated financial statements.

Suite101.com, Inc.
Consolidated Statements of Cash Flows
For the Nine-Month and Three-Month Periods Ended
September 30, 2001 and September 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

	Three-months ended		Nine-months ended
	September 30,		September 30,

	2001	2000	2001	2000

CASH FLOWS PROVIDED BY (USED IN)

OPERATING ACTIVITIES

Net loss	$(372,517)	$(321,462)	$(1,278,143)	$(1,771,189)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	15,393	19,417	46,392	319,882

Loss on disposal of leasehold improvements	—	—	7,210	—

Amortization	12,605	11,712	31,795	34,043

	(344,519)	(290,333)	(1,192,746)	(1,417,264)

Changes in operating assets and liabilities

Accounts receivable	7,045	(5,082)	6,313	(909)

Due from officer	—	20,801	—	—

Prepaid expenses and deposits	(11,059)	(51,117)	(29,379)	(21,671)

Accounts payable and accrued expenses	(28,149)	8,390	(19,433)	53,910

Net cash used in operating activities	(376,682)	(317,341)	(1,235,245)	(1,385,934)

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of capital assets	(28,257)	(5,874)	(44,125)	(31,033)

Net cash used in investing activities	(28,257)	(5,874)	(44,125)	(31,033)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Shares issued	—	—	—	4,717,814

Net cash provided by financing activities	—	—	—	4,717,814

EFFECT OF EXCHANGE RATES ON CASH	(25,578)	(123,252)	(25,738)	(78,113)

NET INCREASE (DECREASE) IN CASH	(430,517)	(446,467)	(1,305,108)	3,222,734

CASH AT BEGINNING OF PERIOD	4,796,620	6,516,639	5,671,211	2,847,438

CASH AT END OF PERIOD	$4,366,103	$6,070,172	$4,366,103	$6,070,172

The accompanying notes are an integral part of these consolidated financial statements.

Suite101.com, Inc.
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

1.	THE COMPANY

Suite101.com, Inc. (the “Company”) was incorporated in the State of California, United States on May 20, 1991, and reincorporated in the State of Delaware, United States on December 31, 1993. By way of a reverse takeover on December 8, 1998, the Company acquired a wholly-owned subsidiary, i5ive communications inc. (“i5ive”). i5ive is engaged in the operation and maintenance of a World Wide Web based directory and on-line publishing community.

Going Concern

The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. Based on the current level of expenditures, the Company has sufficient funds to meet expenses for at least one year. At September 30, 2001, the Company had accumulated $5,869,856 in losses and had no material revenue producing operations. At the date of this report, the Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company’s ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive, a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at September 30, 2001, there were no operations in Endovascular, Inc.

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
September 30, 2001 and September 30, 2000
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

Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at September 30, 2001 and September 30, 2000 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

(equivalent CDN $ per U.S.$)	2001	2000

September 30 rate	.6335	.6651

Average rate for the three-month period	.6468	.6747

(d)	Income Taxes

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
September 30, 2001 and September 30, 2000
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

3.	RELATED PARTY TRANSACTIONS

(a)	The Company has incurred salaries and consulting fees of $103,579 (2000 — $91,148) to three directors of the Company. These items have been recorded at the exchange amount.

(b)	Accounts payable include $132,689 (2000 — $0) due to a director for wages and expenses.

Suite101.com, Inc.
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

4.	CAPITAL STOCK

(a)	In April 1999, the Company completed a private placement of 1,000,000 units for $5,000,000. Each unit was comprised of two common shares and one warrant entitling the holder to purchase an additional common share for $4.50 on or before February 29, 2000. The Company incurred $163,750 in expenses concerning this share issuance and issued 15,000 warrants entitling the holder to purchase an additional common share for $5.50 on or before February 29, 2002.

During the nine-month period ended September 30, 2000, all 1,000,000 warrants were exercised to net the Company $4,500,000.

(b)	During the nine-month period ended September 30, 2000, the Company issued 34,396 common shares for total proceeds of $51,594 upon exercise of stock options.

(c)	During the nine-month period ended September 30, 2000, the Company issued 625,000 warrants as part of the private placement of Notes payable. Each warrant entitles the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and (b) the average of the closing bid and asked prices for the Company’s common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company’s common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter.

5.	STOCK OPTIONS

The Company’s 1998 Stock Incentive Plan

In December 1998, the Company adopted the 1998 Stock Incentive Plan (the “Plan”). Under the Plan, as amended, 3,900,000 shares of common stock have been reserved for issuance on exercise of options granted under the Plan.

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
September 30, 2001 and September 30, 2000
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

The following is a table of stock options under the Plan as at September 30, 2001:

								Balance
Option	Expiry	Vesting	Balance	Granted			Balance	Exercisable
Exercise	Date	Date	December 31,	During	Exercised (E)		September 30,	September 30,
Price	(mm/dd/yy)	(mm/dd/yy)	2000	the Period	Cancelled (C)		2001	2001

$1.50	12/04/03	12/04/99	184,649	—	23,223	(C)	161,426	161,426

1.50	12/04/03	12/04/00	36,114	—	6,558	(C)	29,556	29,556

1.50	02/23/09	(1/3) 02/23/00	50,000	—	—		50,000	33,334

		(1/3) 02/23/01

		(1/3) 02/23/02

1.50	04/27/09	(1/3) 04/27/00	50,000	—	—		50,000	33,334

		(1/3) 04/27/01

		(1/3) 04/27/02

1.50	06/11/09	06/11/00	10,000	—	—		10,000	10,000

1.50	10/25/05	(1/2) 10/25/00	100,000	—	—		100,000	50,000

		(1/2) 10/25/01

1.50	11/13/04	11/13/99	137,900	—	—		137,900	137,900

1.50	11/13/04	11/13/00	720,000	—	50,100	(C)	669,900	669,900

3.53	01/31/02	(1/2) 01/31/00	4,000	—	—		4,000	4,000

		(1/2) 01/31/01

1.50	03/21/05	03/21/01	20,000	—	—		20,000	20,000

1.50	01/31/05	16,668 – 01/31/01	70,000	—	20,000	(C)	50,000	16,668

		16,666 – 01/31/02

		16,666 – 01/31/03

1.50	04/17/05	20,402 – 04/17/00	110,805	—	50,738	(C)	60,067	30,047

		30,137 – 04/17/01

		30,133 – 04/17/02

		30,133 – 04/17/03

1.50	07/05/05	3,222 – 07/05/00	56,443	—	—		56,443	20,962

		17,740 - 07/05/01

		17,740 - 07/05/02

		17,741 - 07/05/03

0.25	12/21/05	585,476 – 12/21/00	1,012,578	—	13,342	(C)	999,236	578,559

		420,677 – 12/21/01

1.50	06/12/10	06/12/00	10,000	—	—		10,000	10,000

0.25	01/04/06	136,073 – 01/04/01	—	569,505	47,495	(C)	522,010	134,773

		376,507 – 01/04/02

		50,000 – 01/04/03

0.25	05/10/06	05/10/01	—	5,939	1,671	(C)	4,268	4,268

0.25	06/04/11	06/04/01	—	10,000	—		10,000	10,000

Suite101.com, Inc.
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
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

The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% and no expected dividends:

Number of				Volatility	Expected
Options	Exercise Price	Grant Date	Value	Assumption	Options Life

100,000 50,000 4,000 100,000 20,000 100,000	1.50 3.56 3.53 7.00 7.88 0.25	October 25, 1999 January 6, 2000 January 31, 2000 February 15, 2000 March 21, 2000 January 4, 2001	$99,750 99,635 5,120 203,970 45,922 23,390	272% 60% 60% 20% 20% 275%	5 years 5 years 2 years 5 years 5 years 5 years

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
September 30, 2001 and September 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

5.	STOCK OPTIONS (Continued)

The Company’s 1998 Stock Incentive Plan (Continued)

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share for the nine-month period ended September 30, 2001 would have been as follows:

Net loss

As reported	$(1,771,189)

Pro forma	$(1,994,938)

Basic net loss per share

As reported	$(0.10)

Pro forma	$(0.15)

6.	INCOME TAXES

At September 30, 2001, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $1,720,000 less a valuation allowance of $1,720,000. The valuation allowance on deferred tax assets increased by $170,000 during the period ended September 30, 2001.

At September 30, 2001, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $4,295,000. These carryforwards begin to expire in 2003.

At September 30, 2001, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $548,000 less a valuation allowance of $548,000. The valuation allowance on deferred tax assets increased by $68,000 during the period ended September 30, 2001. The Company has approximately $1,280,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income.

7.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Suite101.com, Inc.
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

8.	COMMITMENTS

(a)	On March 23, 1999, the Company entered into a twelve-month agreement with a consultant, which provided for fees of $5,000 per month. In addition, the consultant was issued a one-year warrant to purchase 50,000 shares of common stock at a price of $3.06 per share. This warrant has been valued at $33,420 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements. During the nine-month period ended September 30, 2000, this warrant was exercised to net the Company $153,000. Subsequent to December 31, 1999, this agreement was amended to increase the fees to $20,900 for the six-month period beginning August 23, 1999, extend the period of services by six-months, and to issue a warrant to purchase 25,440 shares of common stock of the Company at a price of $5.50 per shares expiring February 28, 2002. This warrant has been valued at $11,750 using the Black-Scholes model and is reflected as compensation on these financial statements.

(b)	During the nine-month period ended September 30, 2000, the Company entered into a one-year agreement with a consultant. The consultant was issued a warrant to purchase 14,000 shares of common stock of the Company at a price of $5.50 per share, expiring on February 26, 2002. This warrant has been valued at $9,562 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements.

(c)	The Company has entered into an agreement dated February 17, 2000 for consulting and corporate finance services which provides for the issue of 2-year warrants at the following milestones:

Upon execution of consulting agreement	- 25,000	(issued)

On signed letter of intent with target customer	- 25,000

On signed agreement with target customer	- 25,000

On signed agency agreement to market similar program to others in same industry in North America	- 25,000

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

Suite101.com, Inc.
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(Unaudited)

(Expressed in U.S. dollars)

8.	COMMITMENTS (Continued)

(d)	During the nine-month period ended September 30, 2001, the Company entered into an operating lease for its office space. The lease expires March 31, 2003 and provides for monthly payments commencing May 1, 2001 of $1,914 plus the Company’s proportionate share of operating costs and taxes (currently $1,049 per month). Under the terms of the lease, the Company has an option to renew the lease for a further period of three years.

9.	COMPREHENSIVE INCOME (LOSS)

	September 30,	September 30,
	2001	2000

Net loss as reported	$(1,278,143)	$(1,771,189)

Add (deduct)

Foreign currency translation adjustments	(24,620)	(83,529)

Comprehensive Income (Loss)	$(1,302,763)	$(1,854,718)

Accumulated other comprehensive income

Foreign currency translation adjustments

Balance at beginning of period	$(61,890)	$9,357

Change during the period	(24,620)	(83,529)

Balance at end of period	$(86,510)	$(74,172)

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

A Comparison of Our Operating Results for the Nine-Month Period Ended September 30, 2001 and the
Nine-Month Period Ended September 30, 2000

      During the nine months ended September 30, 2001, our sales were $12,043 (gross profit of $5,029) compared with sales (and gross profit) of $1,223 during the nine months ended September 30, 2000. Virtually all of our sales revenue earned during the first nine months of 2001 is attributable to revenue generated from two service contracts that we entered into with Barnes&Noble.com to provide introductions for a series of e-books and to provide proofreading services for the related digitized e-books. During 2001, $260 in sales and all our sales during 2000 were attributable to software licensing revenues, these licenses have expired and therefore this source of revenue has ceased.

      General and administrative expenses were $1,241,494 in the nine months ended September 30, 2001 compared with $1,569,059 during the nine months ended September 30, 2000. This decrease was primarily the result of a decrease in consulting fees paid to third parties, a decrease in professional fees paid and a decline in software purchases. Marketing expenses were $201,125 during the nine months ended September 30, 2001 compared with $448,250 during the nine months ended September 30, 2000. This decrease was primarily due to the decrease in our marketing activities focused at increasing our membership. Since the end of 2000, we have refocused our marketing programs to aim at developing our brand and repositioning the Company as an online publishing community. As a consequence, our marketing expenses have declined.

      Our Loss From Operations was $1,437,590 during the nine months ended September 30, 2001 compared with $2,016,086 during the nine months ended September 30, 2000. The decrease in our Loss From Operations during the nine months ended September 30, 2001 compared with that of the nine months ended September 30, 2000 was the result of the decrease in our general, administrative and marketing expenditures.

      Other income was $159,447 during the nine months ended September 30, 2001 compared with $244,897 during the nine months ended September 30, 2000. This decrease was the result of decreased interest earned on bank balances and the write-off of the leasehold improvements of our former office premises.

      Our Net Loss was $1,278,143 during the nine months ended September 30, 2001 compared with $1,771,189 during the nine months ended September 30, 2000. The decrease in our Net Loss for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 was the result of the decrease in our general, administrative and marketing expenditures.

Liquidity and Capital Resources

      The report of our independent auditors on their audit of our financial statements as of December 31, 2000 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. In February 2000, we realized gross proceeds of $4.5 million from the exercise of warrants issued in a 1999 private sale of securities. Also, in February 2000, we realized gross proceeds of $2.5 million from a private sale of our securities. During 2000, we realized gross proceeds of approximately $218,000 on the exercise of stock options and from the exercise of warrants. At September 30, 2001, we had cash of $4,366,103. We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next 12 months.

      Our promissory notes due on June 30, 2000 in the principal amount of $2.5 million issued in the February 2000 private sale of our securities were repaid in April 2000, together with accrued interest.

      As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue from proposed revenue programs, and anticipated growth in visitor traffic and membership. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to enter into third-party contracts and to complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the early stages of our revenue model, the intense competition among Internet businesses and competition in the publishing industry, our limited operating history and the uncertainty as to the broad acceptance of the Web as a publishing medium and, in general, adverse developments in the Internet industry and adverse economic developments and stock market conditions. We may be unable to adjust spending in a timely manner to compensate for any unexpected failure of revenue to materialize or revenue shortfall or other unanticipated changes in the epublishing industry. Any failure by us to accurately make such predictions would have a material adverse effect on our business, results of operations and financial condition.

      We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to enter into strategic alliances, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our operations, promote our revenue programs as we desire, or, develop and enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders, and stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities
Litigation Reform Act of 1995

      With the exception of historical matters, the matters discussed above and elsewhere in this Quarterly Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. We intend that such forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in that act and we are including this statement for purposes of complying with these safe harbor provisions. The forward-looking statements discussed in this Quarterly Report appear in various places including: “Item 2 — Management’s Discussion and Analysis or Plan of Operations”, “Liquidity and Capital Resources,” as well as in “Risk Factors.” We caution readers that the risk factors described in our Annual Report on Form 10-KSB, as well as those described elsewhere in this Quarterly Report, or in our other filings with the Commission, in some cases have affected, and in the future could affect our actual results, could cause our actual results during 2001, 2002 and beyond, to differ materially from those expressed in any forward-looking statements, and could cause our development and the development of our business plans to be different than expressed in those statements. Important factors that could impact our business development and cause actual results to differ materially from the forward-looking statements in this Quarterly Report include, among others, the accuracy of assumptions made by management as to the future growth, anticipated revenues, and business direction of the Internet, the development of epublishing through the facilities of the Internet and the marketability of our distributed management capabilities of our Enabling Platform, our early stage of development and absence of material revenues, the usual unforeseeable risks encountered by any new enterprise, our inability to attract readership to our Community, our potential need for additional capital and our possible inability to attract such capital on acceptable terms or at all, the uncertainties of the levels of our future operating expenses, fluctuations in our quarterly revenues, the level of consumer acceptance of ecommerce, our inability to enter into service contracts and other relationships to develop our revenue programs, intense competition among Internet portals and ecommerce participants, our inability to manage our growth, the impact of possible future government regulation, the possible volatility of the market price for our Common Stock, and the impact of additional shares possibly coming onto the market for sale.

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

Risks We Face Arising Out of the Early Stage of Our Business

Early Development Stage

      We are in the early stage of developing our business plan and operations. We have realized no material revenues to date from our Internet operations activities. From April 1996 through September 30, 2001, our total revenues from our Internet operations activities were negligible. During that period, we accumulated losses of $5,869,856. We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will continue to incur net losses for the foreseeable future. The extent of our losses will be dependent, in part, on the amount and rates of our expenditures and our ability to grow our Internet revenue from ecommerce transactions and services that we provide. We expect we will continue to incur material operating expenses, especially in the areas of business development, public relations, brand marketing and in promoting our revenue programs. As a result, we will need to create and continue to generate material revenue if we are to achieve profitability and maintain our financial condition. We believe that period-to-period comparisons of our financial condition and operating results will not be meaningful and that you should not rely on the results for any period as an indication of our future performance. To the extent that our revenues do not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

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

•	The absence of a recurring source of material revenues

•	The recent adverse developments in the Internet industry

•	Our inability to develop and commercialize strategic relationships that produce material revenues

•	Our inability to penetrate and develop material revenues from the e-publishing industry

•	The possibility that the Internet will fail to achieve broad acceptance as a commercial medium

•	The lack of acceptance by potential partners of our distributive intellect and management (our Enabling Platform)

•	Our inability to continue to attract visitors, or retain Senior Managing, Managing and Contributing Editors (our “Editorial Team”)

•	Our inability to generate significant revenues from utilizing the potentials of our Enabling Platform

•	Risks associated with a new and unproven business concept

•	Our ability to anticipate and adapt to a developing market

•	The failure of our network infrastructure (including our servers, hardware and software) to efficiently handle our Internet traffic

•	Changes in laws and taxes that adversely affect our business

•	The possibility that we will be unable to manage effectively any rapid expansion of our operations, including the amount and timing of capital expenditures and other costs relating to any expansion of our operations

•	The introduction and development of different or more extensive communities by direct and indirect competitors, including those with greater financial, technical and marketing resources

•	Our inability to maintain and increase levels of traffic on our Web site

•	Our inability to attract, retain and motivate qualified personnel

•	Our inability to successfully deal with technical difficulties, system downtime or Internet brownouts

•	The amount and timing of operating costs and capital expenditures relating to development of our business, operations and infrastructure, and

•	General economic conditions.

      To address these risks, we must, among other things:

•	Attract and enter into partnerships, strategic relationships, agreements and service contracts with third parties

•	Successfully develop and implement our revenue models

•	Preserve our cash

•	Form and maintain relationships with strategic partners

•	Attract and respond to competitive developments

•	Attract visitors and members of our Editorial Team

•	Retain the members of our Editorial Team

•	Retain and motivate qualified personnel

•	Develop and upgrade our technologies and commercialize our services incorporating such technologies, and

•	Be successful in attracting additional substantial capital at the times, in the amounts and on the terms required.

      There can be no assurance that we will be successful in addressing these risks. Any failure to do so could have a material adverse effect on our business, results of operations and financial condition. Because of the foregoing factors, our quarterly net revenue and operating results are difficult to forecast. Consequently, we believe that period to period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of our future performance. It is likely that in some future quarter or quarters our operating results or financial condition may fall below our expectations or the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially and adversely affected.

Unproven Business

      The success of our business depends upon our ability to expand upon and develop our Enabling Platform of distributed intellect and management and to generate multiple revenue streams. Currently, we have no source of significant revenues. The potential success of our business concept is unproven, and, to be successful, we must, among other things, develop and market concepts that achieve broad market acceptance by the publishing industry and Internet users. We are and will be substantially dependent upon our Member-generated content, the promotional efforts of our Editorial Team and their ability to attract Web users to our site and to reduce the demands on our personnel. Our business concept has existed for only a limited period of time and has continued to evolve and be developed since our inception. As a result, it is relatively unproven and may be considered to be not fully developed.

      There can be no assurance that our Member-generated content or the promotional efforts of our Members will continue to attract visitors to our Web site. There can also be no assurance that our Members and our Editorial Team will continue to devote time voluntarily to improving our community. Given the fact that we provide free disk space to our Members and we support the involvement of our Editorial Team, third parties may attempt to hold us responsible for their content and/or any of their actions or omissions. There can be no assurance that our business, results of operations and financial condition would not be materially and adversely affected if a substantial number of visitors, Members or members of our Editorial Team became dissatisfied with our services or our intention to commercialize those services or that the members of our Editorial Team become dissatisfied with the amounts of compensation we pay to them.

      Moreover, considering the modest level of compensation paid to our Contributing Editors (between $15 and $25 per month based on the number of articles written per month), there can be no assurance that consistent levels of high quality Member-generated content will be maintained. These levels of compensation may also hinder our efforts in the future to attract members of our

Editorial Team. Further, there can be no assurance that our community on the Internet or our services will achieve broad market or commercial acceptance. Accordingly, no assurance can be given that our business will be successful, that we will achieve material revenues or that we can sustain revenue growth or generate significant profits.

Future Capital Needs; Uncertainty of Additional Financing

      The report of our independent auditors on their audit of our financial statements as of December 31, 2000 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. In February 2000, we realized gross proceeds of $4.5 million from the exercise of warrants issued in a 1999 private sale of securities. Also in February 2000, we realized gross proceeds of $2.5 million from a private sale of our securities. We anticipate expending a substantial portion of these funds in connection with entering into strategic alliances to promote the Suite101.com community and to further develop and promote our revenue models. At September 30, 2001, we had cash of $4,366,103. We believe these funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next 12 months. Our promissory notes due on June 30, 2000 in the principal amount of $2.5 million issued in the February 2000 private sale of our securities were repaid in April 2000, together with accrued interest.

      We may seek to raise additional funds in order to fund more aggressive promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. There can be no assurance that any additional financing will be available to us on favorable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our revenue programs as we desire, or, develop and enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders, and our stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.

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

Potential Fluctuations In Membership Growth and Quarterly Results; Seasonality;
Unpredictability Of Future Net Revenue

      We are currently developing our community through efforts to attract visitors, Members and Contributing Editors to our Web-based publishing community. Our business plan is to implement our business-to-business revenue program while continuing to expand our numbers of visitors, Members and our Editorial Team. We have not, to date, realized material revenues. Currently, we have nineteen (19) full-time personnel. There can be no assurance that our business plan can be successfully developed or that we will realize any material revenues. We cannot assure you that the growth of our Membership and our Editorial Team, an increase in the number of visitors to our site or other increases will ensure the success of our business plans and our ability to realize material revenues.

      Our operating expenses will continue to be material in connection with our brand marketing and our promotional efforts, our funding of site development, technology and operating infrastructure, and the general and administrative staff needed to support our growth. We anticipate that we will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount and rates of growth in our revenue from entering into business-to-business contracts implementing our Enabling Platform and from epublishing. We believe that period-to-period comparisons of our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

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

      We will also experience competition in the future from Web directories, search engines, shareware archives, content sites, commercial online service providers, sites maintained by Internet service providers (“ISPs”) and other entities that attempt to establish epublishing communities on the Internet by developing their own community or acquiring one of our competitors. In addition, we could face competition in the future from traditional media companies, a number of which, including AOL Time Warner, CBS and NBC, have substantial investments in Internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities or epublishing opportunities that are equal or superior to ours or that achieve greater market acceptance than ours.

      We also compete for visitors and Members with many Internet content providers and ISPs, including Web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as AOL Time Warner, Inc., CNET, Inc. (“CNET”), Microsoft Corporation (“Microsoft”), About.com Inc., Yahoo! Inc. (“Yahoo!”), Powered Inc., Hungry Minds and Coursebridge. We also compete with traditional forms of media, such as newspapers, magazines, radio and television. We believe that the principal competitive factors in attracting strategic partners and third-party contracts include the amount of traffic on our Web site, name recognition, customer service and our ability to manage our Enabling Platform. We will likely face increased competition which could, in turn, have a material adverse effect on our business, results of operations and financial condition.

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

Growth Will Depend On Our Ability to Develop Our Brand

      We believe that establishing broader brand recognition of the Suite101.com brand is vitally important to our future success. Accordingly, we will continue our brand-enhancing campaign that includes promotional programs targeted at Members and visitors, and public relations activities. If our brand building strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase our future revenues.

Risk of Reliance On Internally and Externally Developed Systems

      We use and intend to use an internally developed system for our Web site, as well as systems licensed from others. A key element of our strategy is to generate a higher volume of traffic to our Web site. Our inability to further develop and modify our system as necessary to accommodate increased levels of traffic on our Web site may cause unanticipated system disruptions, slower response times, degradation in Member and visitor satisfaction and service leading to a possible loss of Members and Contributing Editors, and delays in reporting accurate financial information. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

      It is also possible that our use of “cookies” to track demographic information and user preferences may become subject to laws limiting or prohibiting their use. A “cookie” is a bit of information keyed to a specific server, file pathway or directory location that is stored on a user’s hard drive, possibly without the user’s knowledge. A user is generally able to remove cookies. Germany, for example, has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. In addition, a number of legislative proposals have been made at the U.S. and Canadian federal, state, provincial and local level that would impose additional taxes on the sale of goods and services over the Internet and certain jurisdictions have taken measures to tax Internet-related activities. The U.S. Congress enacted the Internet Tax Freedom Act on October 21, 1998 which imposes a national three year moratorium in the United States on state and local taxes on Internet access services, online services, and multiple or discriminatory taxes on electric commerce effective October 1, 1998. This moratorium ended on September 30, 2001 and we are uncertain of the future impact that the cessation of this moratorium will have. There can be no assurance, with the lifting of this moratorium, that some type of U.S. federal and/or state taxes will be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of commerce on the Internet. As a result, our opportunity to derive financial benefit from these activities may be adversely affected.

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

      It is also possible that if any third party content information provided on our web site contains errors, third parties could make claims against us for losses incurred in reliance on such information. Even to the extent that such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of our services to Members and visitors and others.

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

Other Risks We Face

Control by Directors, Executive Officers, Northfield Capital Corporation and 284085 BC Ltd.

      As of October 31, 2001, our Directors, Executive Officers and Northfield Capital Corporation, and their respective affiliates, in the aggregate, beneficially owned (including shares that they, he or she has the right to acquire the beneficial ownership within 60 days following October 31, 2001) approximately 5,479,076 shares or 38.87% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.

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

                  We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Suite101.com, Inc.

(Registrant)

Date: November 6, 2001	/s/ Peter L. Bradshaw

Peter L. Bradshaw President and Chief Executive Officer (Principal Executive Officer, and Director)

/s/ Cara M. Williams

Cara M. Williams Vice President — Finance (Principal Financial and Accounting Officer)