Form 10KSB
period 2001-12-31
SUITE 101 COM INC
filed 2002-03-27
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

Mark One:

      |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the fiscal year ended DECEMBER 31, 2001; or

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

1122 MAINLAND STREET - SUITE 210, VANCOUVER, BRITISH COLUMBIA, CANADA   V6B 5L1
--------------------------------------------------------------------------------
            (Address of Principal Executive Offices)                  (Zip Code)

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

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
|X| Yes | | No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |X|

         State Issuer's revenues for its most recent fiscal year: $40,067.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 19, 2002, was $10,447,207. (Non-affiliates have been determined on the basis of holdings set forth in Item 11 of this Annual Report on Form 10-KSB.)

         The number of shares outstanding of each of the Issuer's classes of common equity, as of March 19, 2002, was 13,217,462.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS:


SUITE101.COM, INC.

         Suite101.com, Inc. has been engaged since 1996 in the creation, operation and maintenance of a World Wide Web-based community, known as Suite101.com. Its emphasis has been on creating an online community growing organically where Internet users can express themselves, share ideas, interests and expertise, and publish content accessible to other Internet users with common interests. Our community includes our Members, our Editors, and our visitors. Suite101.com's Member-generated Best-of-Web Directory, which was started in 1996, is the accumulated efforts of our Members and our Editorial Team - which includes our Senior, Managing and Contributing Editors (Web guides). Our Best-of-Web Directory is organized into ten (10) categories using the Dewey Decimal Classification (R) system (DDC)(1) and the Library of Congress Subject Headings (LCSH). Our Contributing Editors publish content and search the Internet for the best resources (links) on the Web.

         Since our inception, Suite101.com's community of writers has been using Suite101.com's online publishing tools, which includes proprietary software we developed, to publish original, organic content. These user-friendly publishing tools make it easy for writers to create and publish their content online. Without the availability of these online publishing tools, writers would have to post their works on their own web site or to another community portal in order for their works to be published on the Internet. Suite101.com allows writers to produce articles off-line and then, using our proprietary software, post the articles to our site without the need to know complex computer languages or programming. Once posted, the articles are automatically published in Web format on our site, catalogued by topic and categorized using the DDC system and form part of Suite101.com's Best-of-Web Directory.

         Suite101.com has used its exclusive online management structure, referred to as our "Enabling Platform", to manage and maintain our remote team of as many as in excess of 1,000 Contributing Editors. The Enabling Platform is an online system of distributed management and intellect. By making use of the Internet and its inherent ability to connect users and facilitate communication worldwide, Suite101.com has been able to develop and manage its community of writers with only a two (2) person head office editorial staff - our Editor-in-Chief and our Editorial Coordinator.


_____________________________

(1) Suite101.com utilizes the Dewey Decimal Classification system as the organization structure for our Best-of-Web Directory. The Dewey Decimal Classification system is(C)1996-2001 OCLC Online Computer Library Center, Incorporated.(R)"OCLC," "Dewey," "Dewey Decimal Classification," & "DDC," are registered trademarks of OCLC Online Computer Library Center, Incorporated. "Organized by Dewey" is a trademark of OCLC. Used under License.

         Through the interconnection of users and communication over the Internet and using our internally developed software, Suite101.com's Enabling Platform has allowed our Editorial Team to vet, edit, publish and enhance the quality of our original, Member-generated content efficiently and cost-effectively. We believe our Enabling Platform has provided the means to efficiently find and produce good quality content on the Internet, cost-effectively.


RECENT DEVELOPMENTS

         Background. Since early 1999, using approximately $6.1 million out of total proceeds of $9.5 million we raised in private sales of our securities in 1999 and 2000, we have endeavored to develop our activities into revenue generating operations. During the period January 1, 1999 through December 31, 2001, our total revenues were $43,600 and our available cash fell from $9,321,525 at the end of March 2000 to $4,048,630 at the end of December 2001. Also, since 1999, there have been enormous changes in the stock market's perception of the likelihood of success for Internet-based enterprises which has affected substantially our ability to raise capital and achieve our business objectives. Accordingly, by unanimous action of our Board of Directors taken in the fourth quarter of 2001, we determined to review our business activities with a view to redirecting those activities.

         On December 21, 2001, we announced in a press release dated that date that our Board of Directors was engaged in a review of our activities with a view to the possible redirection of our operations in an effort to enhance and maximize shareholder values. We stated that no definitive agreements had been entered into at that time.

         On January 8, 2002, we issued a further press release dated that date and stated that in furtherance of our previously announced efforts to re-direct our operations under consideration by our Board of Directors, we were inviting companies and other persons with a possible strategic interest in Suite101.com to consider entering into discussions with us looking to a possible business combination, restructuring or other reorganization transaction. We stated that we were seeking initial responses on or before January 25, 2002.

         We also announced in the January 8, 2002 press release that in conjunction with our efforts to re-direct our operations, we had reduced our staff by five people to 14 employees and had revised our monthly compensation arrangements with our Contributing Editors. Previously, the Contributing Editors had received compensation of up to $25 per month, based on the number of articles written. As of December 31, 2001, we terminated the payment of the monthly compensation to Contributing Editors. Managing Editors and Senior Managing Editors continue to receive compensation. We further stated that as we continued our efforts to re-direct our activities, further changes in staffing and compensation arrangements may be made.

         The changes we made in our staffing and compensation arrangements we believe were appropriate in the light of our limited revenues. We also believe these changes enhance our ability to enter into a business combination or other restructuring transaction by reducing current levels of overhead. We believe that these revised compensation arrangements are in line with current practices of other Internet communities.

         Since January 8, 2002, we have further reduced our staff and currently our only employee is our President and Chief Executive Officer. In place of our staff, on February 14, 2002, effective January 31, 2002, we entered into an agreement with Creative Marketeam Canada Ltd., a corporation wholly owned by Douglas Loblaw, our former chief operating officer, to provide continuing management and operating services, at Marketeam's expense, for the day-to-day operations of the Suite101 Web site, known as Suite101.com. Subsequently, on February 25, 2002, Mr. Loblaw was elected a Director of our Company.

         Our press release dated January 8, 2002 invited persons with a possible strategic interest in the Suite101 Web site and community to consider entering into a restructuring or other reorganization transaction with us. This press release was supplemented by correspondence and personal contacts with senior executive officers at approximately ten (10) corporations and other entities that we believed may have an interest in entering into a strategic business combination or other similar transaction or relationship with us. We received two responses, further described below, we believed merited further discussions. One response involved an interest expressed on behalf of a group of persons interested in acquiring 1,625,617 million of the shares of our common stock held by Peter Bradshaw and his daughter, Julia Bradshaw, and having representation on our Board of Directors. The second response was from a corporation interested in acquiring an option to purchase the assets of the Suite101 Web site, known as Suite101.com.

         The Management Agreement. The management agreement with Marketeam was for an initial one-month period commencing January 31, 2002 and continues from month to month thereafter until terminated by either party on ten (10) days' notice. In consideration of the services to be performed by Marketeam, we pay Marketeam a fee of $26,000 per month, plus an amount equal to our receipts from our contracts with BarnesandNoble.com, LLC. Marketeam provides continuing management and operating services, at its expense, over the day-to-day operations of the Suite101 Web site. It is responsible to our Board of Directors for all phases of the day-to-day management and operations of the Suite101 Web site, including accounting and bookkeeping, making payments at its expense to Senior and Managing Editors, providing administration, oversight and fulfillment of our duties and responsibilities under our agreements with BarnesandNoble.com, LLC, providing Internet access to the Web site, hosting email, providing property maintenance, implementing software upgrades, and arranging intellectual property licensing, among other matters. Marketeam is responsible for the implementation, management and operation of such aspects of any programs relating to the planning, operation, management and control of the Suite101.com Web site as are necessary to the continuing uninterrupted operation of the Suite101.com Web site. The agreement prohibits Marketeam from (i) negotiating or entering into any agreements regarding the issuance of any of our capital stock, the sale of any of our assets or any transaction involving any merger, consolidation or business combination involving us, (ii) negotiating or entering into any employment agreements relating to the employment of any person as an employee, consultant or other provider of services to us, (iii) negotiating or entering into any agreement relating to any purchase or lease of personal or real property by us, (iv) negotiating or entering into any agreements relating to the expenditure of any money by us, or (v) representing to any person that it or any of its officers or employees are authorized to enter into any agreement on our behalf or making any commitment involving us. The agreement contains provisions prohibiting Marketeam from disclosing any of our confidential information, engaging in business in competition with us unless expressly authorized in writing by our Board of Directors, and requiring Marketeam to keep our assets segregated and apart and preserving our Web site assets for the purpose of facilitating and enhancing the sale of those assets. Employees of Marketeam are required to agree to similar restrictions on their activities. The agreement provides that we have no liability for any of the debts or obligations of Marketeam, and Marketeam will indemnify us against loss for actions its personnel take in violation of the agreement.

         The Bradshaw Agreements. On February 13, 2002, Peter Bradshaw and Julie Bradshaw, both then Directors of our company and Mr. Bradshaw was our Chairman and Chief Executive Officer, entered into agreements to sell, at a price of $0.25 per share, an aggregate of 1,625,617 of their shares of Common Stock. The sale was completed on February 25, 2002. The purchasers of the shares were five investors none of whom acquired more than five percent of our shares outstanding and none of whom are residents of the United States. The shares sold include all of the shares held by Peter Bradshaw, other than options to purchase 418,545 shares exercisable at prices ranging from $0.25 to $1.50 per share. Julie Bradshaw retained 618,519 shares and options to purchase 85,000 shares exercisable at $1.50 per share.

         Change of Majority of the Board of Directors. Concurrently with the sale of the shares, on February 25, 2002, Peter Bradshaw and Julie Bradshaw resigned as Directors, and Peter Bradshaw resigned as our Chairman and Chief Executive Officer. At the same meeting of Directors held on February 25, 2002, Douglas F. Loblaw, John J. Campbell and Brent J. Peters, were elected to our Board of Directors to fill the vacancies created by the resignations of Peter Bradshaw and Julie Bradshaw as Directors on February 25, 2002 and the resignation of Alfred J. Puchala, Jr. as a Director on February 13, 2002.

         Our Board of Directors intends to continue the efforts begun in December 2001 to seek to redirect our activities into other areas of business. We believe that these future activities will be unrelated to the operation of a Web-based community or Web site. As of March 19, 2002, there are no definitive agreements or agreements in principle relating to the acquisition of any other business activities by us and we are unable to state the nature of the business activities that may be undertaken in the future. It is expected that the redirection of our business activities will involve us in a business combination or other material transaction.

         As a consequence of the sale of the shares by the Bradshaws and their resignations as Directors, a change of control of our company may be deemed to have occurred.

         Possible Transaction Involving Web Site Assets. We continue to own the assets related to the operation and maintenance of our World Wide Web-based directory and online publishing community known as Suite101.com. These assets, which include primarily our property, plant and equipment, as of December 31, 2001, had a book value of $120,441, after accumulated amortization of $127,295. During the three years ended December 31, 2001, these assets produced revenues of $1,925, $1,620 and $40,067, respectively. During those three years, we had other income, net, which was primarily interest income, of $145,626, $378,448 and $188,631, respectively.

         In response to our invitation of January 8, 2002 seeking persons who may have a strategic interest in our Web site activities, we engaged in negotiations with an unaffiliated privately-owned entity that has expressed an interest in acquiring an option to acquire the Web site assets. As a consequence of those negotiations, on March 15, 2002, i5ive communications inc., our wholly owned subsidiary, entered into an option agreement with Double B Holdings, LLC, a privately-owned non-affiliated entity organized for the purpose of acquiring the option. The option grants Double B the right to purchase the website assets owned and operated by i5ive. The terms of the option agreement provide that Double B, in consideration of a non-refundable payment of $15,000, has the right to purchase the assets for a period of thirty days and, in consideration of a further non-refundable payment of an additional $30,000, has the right to purchase the assets for an additional thirty days.

         The purchase price for the assets under the option agreement is $155,000 less the non-refundable payments which are applied to the purchase price, plus a 26% interest in Double B and a 5% common stock interest held by Double B in Blue Frogg Enterprises, Inc., a privately-owned company controlled by the owners of Double B. In the event the option is exercised, i5ive is required to pay at the closing to Double B $155,000 less a sum equal to the management fees paid to Marketeam from March 1, 2002 through the closing. Double B is assigned and assumes at the closing i5ive's rights and obligations under various vendor and supplier contracts and leases. The option agreement contains representations and warranties of the parties and covenants relating to the fulfillment of the transaction and confidentiality. The closing under the option is subject to the fulfillment of certain closing conditions and the absence of any court, governmental or regulatory authority action prohibiting, restricting or making illegal the consummation of the transaction and no such action shall have been commenced or threatened by any person.

         i5ive and Double B intend to enter into a separate agreement that will establish a value for i5ive's interest in Double B in the event Double B is acquired by Blue Frogg. The definitive terms of that agreement are to be negotiated; however, the value of Double B is to be based on the higher of four times the EBITDA of Double B or $350,000, with i5ive entitled to receive 26% of that sum in the event of the acquisition of Double B by Blue Frogg. Although the definitive terms of the agreement have not been negotiated or agreed to, EBITDA is generally understood to be an entity's earnings before deducting interest, taxes, depreciation and amortization expenses.



INFRASTRUCTURE AND OPERATIONS

         In the operation of our Web site, we have developed a web application framework that is built on Allaire's Cold Fusion Application Server 4.5.1 for MS Windows NT and 2000 and MS SQL Server 7.0 and 2000. The web site traffic is load balanced on multiple Windows NT and Windows 2000 servers running Microsoft Internet Information Server 4.0 and 5.0 using F5 BigIP 3.0 load balancing hardware/software technology. Data is backed up daily onto a Quantum 110/220 GB SDLT internal tape drive. Web site internal network runs on router/switch technology from Cisco. Web site security is implemented using FreeBSD Fire Wall technologies. In an event that a web server was to become non-operational, all website traffic will failover to other web server nodes and a system alert is sent to technical operations staff via email and pager. Affected web server(s) are designed to restart automatically after a pre-determined length of time. Suite101.com's production environment has been designed to allow upwards scalability. In the event of substantial increase in user traffic to the site, additional web/database servers could be added to the current system architecture in order to increase load capacity. Currently, system resource utilization is approximately 40%.

            Member-generated content is stored on multiple Microsoft SQL Server
7.0 and 2000 databases. During 2001, we upgraded our hardware/software for database servers to an IBM eServer xSeries 350 running MS Windows 2000 Advanced Server and MS SQL server 2000. We believe this upgrade resulted in a substantial increase in the storage and processing capacity of the web site database. We believe this upgrade increased our database capacity by a factor of 10.

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


EMPLOYEES

         As of December 31, 2001, we had 19 full-time personnel, including 15 in operations and development and four (4) in administration. As described above, during the month of January 2002, we downsized our operating staff and entered into an agreement as of January 31, 2002 with Marketeam to manage and operate our Website. As of March 19, 2002, we have one (1) employee.


COMPETITION

         The market for community based publishing and ecommerce on the Internet is relatively new and rapidly evolving. Competition is expected to increase significantly in the future. Barriers to entry into the Internet business are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create community on the Internet are content, critical mass, functionality, brand recognition, Member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on online publishing, online directories or community on the Internet are About.com, Fatbrain.com, and Abuzz.com. Some of these competitors are significantly larger than us and more well-established and well-known in the Internet industry and have greater capital resources.

ITEM 2 - DESCRIPTION OF PROPERTY:

         Our executive offices and operations are currently located at 1122 Mainland Street, Suite 210, Vancouver, British Columbia V6B 5L1. Our telephone number is 604-682-1400, and our Internet address is www.suite101.com. Our premises include approximately 2,500 square feet of office space. The premises are subleased from a non-affiliated person for a term expiring on March 31, 2003 and provide for an annual rental of $36,250, plus our share of certain expenses of the premises.

ITEM 3 - LEGAL PROCEEDINGS:

         No material legal proceedings are pending against us.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matter was submitted during the fourth quarter of the year ended December 31, 2001 to a vote of securityholders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS:


         Our Common Stock has been quoted on the OTC Bulletin Board since December 30, 1998 under the symbol BOWG. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for our Common Stock for the period January 1, 2000 through March 18, 2002. Prior to December 30, 1998 there was no active market for our Common Stock.

                                                            BID
                                               ----------------------------
   CALENDAR QUARTER                             HIGH                   LOW
   ------------------------------------------------------------------------

   2000:  First Quarter                        $11.00                 $2.97

   2000:  Second Quarter                        $7.38                 $0.94

   2000:  Third Quarter                         $1.56                 $0.63

   2000:  Fourth Quarter                        $0.69                 $0.14

   2001:  First Quarter                         $0.39                 $0.17

   2001:  Second Quarter                        $0.23                 $0.14

   2001:  Third Quarter                         $0.44                 $0.12

   2001:  Fourth Quarter                        $0.21                 $0.08

   2002:  First Quarter (through                $0.55                 $0.20
   March 19, 2002)


         The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On March 19, 2002, the closing bid quotation for the Common Stock, as reported on the OTC Bulletin Board was $0.48.

         As of March 19, 2002, we had approximately 140 shareholders of record.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:


GENERAL

         The following discussion and analysis of our financial condition or plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the related Notes appearing elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results and business plans discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere in this Annual Report.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000


         During the year ended December 31, 2001, our sales were $40,067 compared with sales of $1,620 during 2000. Sales during 2001 were primarily attributable to revenue generated from two service contracts that we entered into with BarnesandNoble.com to provide introductions for a series of e-books and to provide proofreading services for the related digitized e-books. During 2001, $258 in sales and all our sales in 2000 were primarily attributable to software licensing revenues. These licenses have expired and therefore this source of revenue has ceased.

         Operating expenses decreased during the year ended December 31, 2001 to $1,843,268 from $2,666,021 during the year ended December 31, 2000. Expenses during 2001 primarily related to general and administrative expenses of i5ive and marketing expenses. The decrease in general and administrative expenses was primarily the result of decrease in consulting fees paid to third parties, a decrease in professional fees paid and a decline in software purchases. The decrease in marketing expenses resulted from the decrease in our marketing activities aimed at increasing Membership and building the Suite101.com brand. The loss from operations for the year ended December 31, 2001 was $1,823,051 compared with $2,664,401 during 2000.

         Other income (net) in 2001 was $181,421 compared with $378,448 in 2000. The decrease was primarily the result of decreased interest earned on bank cash balances carried throughout 2001 and the write-off in 2001 of the leasehold improvements of our former office premises.

         Our net loss in 2001 was $1,641,630 compared with a net loss of $2,285,953 in 2000. The decreased net loss was the result of a decrease in our general, administrative and marketing expenditures in 2001 compared to 2000.



YEARS ENDED DECEMBER 31, 2000 AND 1999

         During the year ended December 31, 2000, our sales were $1,620 compared with sales of $1,925 during 1999. Sales during 2000 and 1999 were primarily attributable to software licensing revenues of our wholly-owned subsidiary, i5ive.

         Operating expenses increased during the year ended December 31, 2000 to $2,666,021 from $1,687,850 during the year ended December 31, 1999. Expenses during 2000 primarily related to general and administrative expenses of i5ive and marketing expenses. The increase in general and administrative expenses was primarily the result of the increase in the number of personnel and consultants we employ, the increase in the number of Contributing Editors, increased product development and the increased scale of our operations. In 2000 and 1999, we paid each of our Contributing Editors between $15 and $25 per month. The increase in marketing expenses resulted from the increase in our marketing activities aimed at increasing Membership and building the Suite101.com brand. The loss from operations for the year ended December 31, 2000 was $2,664,401 compared with $1,685,925 during 1999.

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


LIQUIDITY AND CAPITAL RESOURCES


         The report of our independent auditors on their audit of our financial statements as of December 31, 2001 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. At January 1, 2001, we had cash of $5,671,211. At December 31, 2001, our cash balance was $4,048,630. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2002. At December 31, 2001, we had no source of material revenues.

         In December 2001, we announced that our Board of Directors was engaged in a review of our activities with a view to the possible redirection of our operations in an effort to enhance and maximize shareholder values. Thereafter, in a series of steps, we reduced our staff to one employee and revised our monthly compensation arrangements with our Contributing Editors by terminating the payment of the compensation to Contributing Editors. The changes we made in our staffing and compensation arrangements we believe were appropriate in the light of our limited revenues and enhance our ability to enter into a business combination or other restructuring transaction by reducing current levels of overhead. We believe that these revised compensation arrangements are in line with current practices of other Internet communities.

         In place of our staff, on February 14, 2002, effective January 31, 2002, we entered into an agreement with Marketeam, a corporation wholly owned by Douglas Loblaw, our former chief operating officer and, since February 25, 2002, a Director of our company, to provide continuing management and operating services, at Marketeam's expense, for the day-to-day operations of the Suite101 Web site, known as Suite101.com. Subsequently, on February 25, 2002, Mr. Loblaw was elected a Director of our Company. In consideration of the services performed by Marketeam, we pay Marketeam a fee of $26,000 per month, plus an amount equal to our receipts from our contracts with BarnesandNoble.com.

         Our current business plan is to utilize our available cash and other resources, including possibly, shares of our Common Stock, to redirect our activities out of the operation and maintenance of a Web-based community into other areas of business. We believe that these future activities will be unrelated to the operation of an Internet Web site. As of March 19, 2002, there are no definitive agreements or agreements in principal relating to the acquisition of any other business activities by us and we are unable to state the nature of the business activities that may be undertaken in the future. It is expected that the redirection of our business activities will involve us in a business combination or other material transaction. Until we complete a transaction resulting in a redirection of our business activities, we expect to continue to incur expenses without any material revenues. In addition, we may incur reductions in the carrying value of our fixed assets in connection with our efforts to redirect our activities.


         As a result of our limited operating history and our efforts to redirect our activities, we have limited meaningful historical financial data upon which to base planned operating expenses.

Accordingly, our anticipated expense levels in the future are based in part on our estimates. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on our ability to redirect our business activities into revenue-producing operations.

         We may seek to raise additional funds in order to fund the acquisition of revenue-producing operations. There can be no assurance that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our efforts to redirect our activities. Any such inability could have a material adverse effect on future success. Additional funds raised through the issuance of equity or convertible debt securities, will result in reducing the percentage ownership of our stockholders and, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this annual report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this annual report regarding our plans and objectives of management for our future operations, including plans or objectives relating to the redirection of our business activities, our efforts to enter into a transaction relating thereto, and our ability to limit or curtail our current expenses. These statements appear, among other places, under the following captions: "Business of the Company", "Risk Factors", "Dividend Policy", and "Management's Discussion and Analysis of Financial Condition or Plan of Operation". Forward-looking statements made in this annual report include the assumptions made by management as to our future business direction and our ability to redirect our activities. We cannot assure you that our assumptions in this regard or our views as to the viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in acquiring any commercial activities. Our ability to realize revenues cannot be assured. If our assumptions are incorrect or if our plans fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your investment will be in jeopardy. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning below. They are also described in our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Annual Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.


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

No Material Operations or Revenues. We have no current material operations or source of revenue. We will, in all likelihood, sustain continuing operating expenses maintaining our current activities and seeking to enter into a transaction without corresponding revenues at least until the consummation of a business acquisition. This can be expected to result in us incurring ongoing net operating losses and an outflow of our cash that could continue until we can consummate a business acquisition. There can be no assurance that we can identify a suitable business opportunity and consummate a business acquisition or that any transaction we consummate will be on favorable terms or result in profitable operations. We are unable to predict when any such transaction may be completed.

We May Not Be Successful in Entering Into Agreements In Order to Pursue Our Business Plans. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity or any interest in such an entity. No assurances can be given that we will successfully identify and evaluate a suitable business opportunity or that we will conclude a business acquisition. We cannot guarantee that we will be able to negotiate any business transactions on favorable terms or be successful in redirecting our operations.

Possible Future Dilution As A Result Of Business Transaction. Our business plan is based upon effectuating a business acquisition or other transaction. Any such acquisition transaction may result in us issuing securities as part of the transaction. The issuance of previously authorized and un-issued common shares could result in substantial dilution to our existing stockholders which could possibly result in a change in control or management of our company. There can be no assurance that an acquisition can be completed.

Issuance Of Additional Shares. Our Certificate of Incorporation currently authorizes our Board of Directors to issue up to 40,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, of which, as of March 19, 2002, 13,217,462 shares of Common Stock are issued and outstanding and no shares of Preferred Stock are outstanding. The 26,782,538 shares of Common Stock and 1,000,000 shares of Preferred Stock that are authorized but are not issued or outstanding are able to be issued by action of our Board of Directors in a transaction resulting in the redirection of our activities without any requirement of further action being taken by our stockholders to authorize the issuance of the shares or to approve the transaction or the redirected business activities. Any additional issuances of any of our securities will not require the approval of our stockholders and may have the effect of further diluting the equity interest of stockholders.

Possible Need to Raise Additional Capital. Any transaction we enter into involving the redirection of our activities may require that we raise additional capital which may also involve the issuance of shares of our Common Stock and be dilutive to our existing stockholders.

No Requirement of Stockholder Approval. Any transaction we enter into in redirecting our business activities may be structured on terms whereby the approval of our existing stockholders is not required which would result in our existing stockholders being unable to vote in favor of or against the transaction and the redirection of our business activities.

Any Business We May Possibly Acquire May Never Become Profitable. There can be no assurance that we will enter into an acquisition with or acquire an interest in a business having a significant or successful operating history. Any such business may have a history of losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of development stage companies. There can be no assurance that after any acquisition of a business that the business will be operated so as to develop significant revenues and cash flow and become profitable.

Management May Not Devote a Sufficient Amount of Time to Seeking a Target Business. While seeking a business acquisition, our officers and Directors will devote only a portion of their time to pursuing these activities. As a result, we may expend a considerable period of time identifying and negotiating with an acquisition candidate. This extended period of time may result in continuing losses to us and an outflow of our cash.

Dependence On Part-Time Management. Currently, we have no fulltime employees. Our officers and Directors devote only a portion of their time to our activities. It is our intention to continue to limit our employees until such time as we find a suitable business opportunity or we complete the acquisition of another business. Therefore, the day-to-day operations of any company or business that is acquired by us will have to be performed by outside management or management of the acquired company. We cannot assure investors that we will be able to obtain experienced and able outside management to run any company or business that we may acquire.

Continued Control by Existing Management. Our Directors retain significant control over our present and future activities and our stockholders and investors may be unable to meaningfully influence the course of our actions. Our existing management is able to control substantially all matters requiring stockholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. Any transaction we engage in resulting in a redirection of our business activities may be structured so as to not require the approval of our stockholders and, accordingly, our stockholders may have no opportunity to vote on or influence the redirection of our activities. Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

There Is No Assurance Of An Active Public Market For Our Common Stock And The Price Of Our Common Stock May Be Volatile. Given the relatively minimal public float and trading activity in our securities, there is little likelihood of any active and liquid public trading market developing for our shares. If such a market does develop, the price of the shares may be volatile. Since the shares do not qualify to trade on any exchange or on NASDAQ, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the "pink sheets". It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

Possible Government Regulation. Although we are subject to the periodic reporting requirements under the Securities Exchange Act of 1934, as amended, and file annual, quarterly and other reports, management believes it will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since it will not be engaged in the business of investing or trading in securities. If we engage in a business acquisition which results in us holding passive investment interests in a number of entities, we could become subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission (the "SEC" or "Commission") or any opinion of counsel as to our status under the Investment Company Act. A violation of the Act could subject us to material adverse consequences.

Our Shares Are Subject To Penny Stock Reform Act Of 1990. Our securities are subject to certain rules and regulations promulgated by the Commission pursuant to the U.S. Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Rules"). Such rules and regulations impose strict sales practice requirements on broker-dealers who sell such securities to persons other than established customers and certain "accredited investors." For transactions covered by the Penny Stock Rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent for the transaction prior to sale. Consequently, such rule may affect the ability of broker-dealers to sell our securities and may affect investors' abilities to sell any shares they acquire.

         The Penny Stock Rules generally define a "penny stock" to be any security not listed on an exchange or not authorized for quotation on the Nasdaq Stock Market and has a market price (as defined by the rules) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transactions by broker-dealers involving a penny stock (unless exempt), the rules require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the market for penny stocks. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks.

Limited Market for Common Stock. There has been a very limited market for our Common Stock and the market price of our shares has been subject to material fluctuation. Accordingly, although quotations for shares of our Common Stock have been, and continue to be, published on the OTC Bulletin Board and the "pink sheets" published by the National Quotation Bureau, Inc., these quotations, in the light of our operating history, continuing losses and financial condition, are not necessarily indicative of our value. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Control by Directors, Executive Officers, and Principal Stockholders. As of March 19, 2002, our Directors, executive officers, and stockholders who own beneficially 5% or more of our Common Stock, and their respective affiliates, in the aggregate, beneficially owned (including shares that the he or she has the right to acquire the beneficial ownership within 60 days following March 19,
2002) approximately 3,541,688 shares or 25.34% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.

No Active Prior Public Market For Common Stock; Possible Volatility Of Stock Price. Since December 30, 1998, our Common Stock has been quoted on the OTC Bulletin Board. There can be no assurance that an active trading market for our Common Stock will be sustained or that the market price of our Common Stock will not decline based upon market or other conditions. The market price may bear no relationship to our revenues, earnings, assets or potential and may not be indicative of our future business performance. The trading price of our Common Stock has been and can be expected to be subject to wide fluctuations in response to variations in our quarterly results of operations, delays and obstacles we encounter in redirecting our business activities, the gain or loss of significant strategic relationships, unanticipated delays in our development, other matters discussed elsewhere in this annual report and other events or factors, many of which are beyond our control.

         In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies which have been unrelated to the operating performance of these companies. These market fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our Common Stock.

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



ITEM 8 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         During the two fiscal years ended December 31, 2001, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:


Our Directors and Executive Officers and their ages are as follows:


                NAME                      AGE                            EMPLOYMENT HISTORY
-------------------------------------- ---------- ------------------------------------------------------------------
  Mitchell G. Blumberg                     58       Mr. Blumberg was elected a Director of our company in
                                                    February 1999. He was elected President and CEO of our
                                                    company in February 2002. Mr. Blumberg has held several
                                                    senior level management positions in the entertainment
                                                    business in Los Angeles, CA. Since June 1994, he has been
                                                    engaged as a film producer and talent manager in Los
                                                    Angeles, California initially with Blumberg Productions,
                                                    then with Blumberg Productions and Management and thereafter as President of Ardent Entertainment, a film production and talent management firm. Prior to June 1994, he was an
                                                    Executive Vice President of RKO Pictures, Inc., where he was head of business and legal affairs for the company. Mr.
                                                    Blumberg was also a Director of eDispatch.com until its
                                                    merger with AirIQ in September 2001. Since the merger of
                                                    eDispatch.com with AirIQ, Mr. Blumberg continues as a
                                                    Director of AirIQ, a publicly traded company located in
                                                    Toronto, Ontario, Canada. He also holds the position of
                                                    Managing Director of AirIQ. A native of Philadelphia, PA,
                                                    Mr. Blumberg is a graduate of the University of
                                                    Pennsylvania, the University of Pennsylvania Law School, and
                                                    Harvard Business School. Mr. Blumberg received his MBA
                                                    degree from Harvard with High Honors where he graduated as a
                                                    Baker Scholar (top 5% of class). Mr. Blumberg resides and
                                                    has offices in Beverly Hills, CA.

    .

  Cara Williams                            39       Ms. Williams was employed as Vice President, Finance and
                                                    principal accounting officer of our company from April
                                                    2000 to February 2002. She is a Chartered Accountant.
                                                    She was employed by


                NAME                      AGE                            EMPLOYMENT HISTORY
-------------------------------------- ---------- ------------------------------------------------------------------

                                                    PricewaterhouseCoopers LLP from October 1997 to March 2000 and by Ellis Foster, Chartered Accountants, from February 1993 to September 1997. She received a BBA degree with a major in accounting from Simon Fraser University in 1987.


  Douglas F. Loblaw                        61       Mr. Loblaw was employed as Chief Operating Officer of our
                                                    company from January 2001 to January 2002 and from June to
                                                    December 2000, he was employed as our Director of
                                                    Operations. He was elected a Director of our company in
                                                    February 2002. He has been employed by Capilano College
                                                    as in instructor since 1976. Commencing January 1995 to
                                                    the present, he has been employed as a tutor for the B.C.
                                                    Open College. Since January 1994 Creative Marketeam
                                                    Canada Ltd has engaged him as a marketing consultant. He
                                                    received a BA degree from the University of Toronto with a major in French Language and Literature.


  John K. Campbell                         69       Mr. Campbell has been President of Transamerica Industries
                                                    Ltd., a natural resource company, for more than the past
                                                    five years. He is a former practicing lawyer and he is
                                                    presently a retired member of the British Columbia Law
                                                    Society. He was elected a Director of our company in
                                                    February 2002.


  Brent J. Peters                          29       Mr. Peters has been Vice President of Finance and
                                                    Treasurer of Northfield Capital Corporation, a publicly
                                                    traded investment company acquiring shares in public and
                                                    private corporations since 1997. He was elected a
                                                    Director of our company in February 2002. He is a
                                                    director of Cubacan Exploration Inc., Konexus Technologies
                                                    Limited (formerly Dotcom 2000 Inc.), and Endeavor
                                                    Resources Inc. Mr. Peters has a Bachelor of Business
                                                    Administration degree, specializing in accounting.

         Each of Mr. Blumberg, Mr. Loblaw, Mr. Campbell and Mr. Peters will serve as Directors until our annual meeting of stockholders in 2002 and the election and qualification of his successor.


DIRECTOR AND OFFICER SECURITIES REPORTS

         The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2001.


ITEM 10 - EXECUTIVE COMPENSATION:

         The following table sets forth the annual and long-term compensation paid during the Company's three fiscal years ended December 31, 2001 to the Company's chief executive officer and the Company's other most highly compensated executive officers who received compensation exceeding $100,000 and who served in such capacities at December 31, 2001:


                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

--------------------------------------------------------------------------------

                                                                                                COMPENSATION
                                                                                       -----------------------------
                                                                            OTHER          LONG-TERM           ALL
     NAME AND                                  ANNUAL                      ANNUAL      AWARDS/ OPTION         OTHER
 PRINCIPAL POSITION             YEAR           SALARY          BONUS        COMP.            (#)              COMP.
Peter L. Bradshaw(1)
                                1999        $ 57,000(2)        $700          Nil         120,000 shares        Nil
                                2000        $113,000(3)        $700          Nil         150,000 shares        Nil
                                2001        $114,000(4)         Nil          Nil         148,545 shares        Nil

------------------------
(1) Mr. Bradshaw resigned as Chairman, Chief Executive Officer and a Director on February 25, 2002.

(2) In lieu of $16,150 salary, Mr. Bradshaw was granted options to purchase 40,000 shares exercisable at $1.50 per share.

(3) In lieu of $16,150 salary, Mr. Bradshaw was granted options to purchase 40,000 shares exercisable at $1.50 per share.

(4) In lieu of $32,000 salary, Mr. Bradshaw was granted options to purchase 254,545 shares exercisable at $0.25 per share.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2001.

         The following table provides information with respect to the above named executive officers regarding options granted to such persons during the Company's year ended December 31, 2000.


                                NUMBER OF         % OF TOTAL
                               SECURITIES          OPTIONS/                                                    MARKET
                            UNDERLYING SARS/    SARS GRANTED TO    EXERCISE OR                                PRICE ON
                             OPTIONS GRANTED     EMPLOYEES IN      BASE PRICE                                  DATE OF
       NAME                        (#)            FISCAL YEAR       ($/SHARE)         EXPIRATION DATE          GRANT
----------------------------------------------------------------------------------------------------------------------

Peter L. Bradshaw              148,545(1)            46.4%            $0.25          December 31, 2002        $0.2031


-----------------------

(1) Of which, options to purchase 74,273 shares became exercisable on January 4, 2001 and options to purchase the remaining 74,272 shares became exercisable on January 4, 2002.


STOCK OPTION HOLDINGS AT DECEMBER 31, 2001.

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

                                                                                       VALUE OF UNEXERCISED
                                     NUMBER OF UNEXERCISED OPTIONS                     IN-THE-MONEY OPTIONS
                                        AT DECEMBER 31, 2000(1)                      AT DECEMBER 31, 2000(2)

           NAME                  EXERCISABLE            UNEXERCISABLE(3)         EXERCISABLE        UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------
Peter L. Bradshaw                  344,273                   74,272                  Nil                 Nil


(1) The options are exercisable at prices ranging from $0.25 to $1.50 per share.

(2)      Based on the closing sales price on December 31,2001 of $0.21.

(3)      These options became exercisable on January 4, 2002.

         Our Directors do not receive any cash compensation for serving in that capacity; however, they are reimbursed for their out-of-pocket expenses in attending meetings. Pursuant to the terms of our 1998 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board. Accordingly, effective February 25, 2002, each of Messrs. Loblaw, Campbell and Peters was granted options to purchase 50,000 shares exercisable at $0.27 per share. In addition, on the date of each annual stockholder meeting, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 5,000 shares. Each such option has a term of five years, subject to earlier termination following such person's cessation of Board service, and is subject to certain vesting provisions.

         Mr. Blumberg is currently receiving compensation of $2,000 per month for his services.

         Pursuant to a service contract with Mr. Blumberg, we paid Mr. Blumberg $30,000 during 2000. This contract ended in June 2000 and was not renewed. No payments were made to Mr. Blumberg pursuant to the service contract in 2001.

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of March 19, 2002. As of March 19, 2002, we had 13,217,462 shares of Common Stock outstanding.


Name and Address of                         Number of Shares        Percentage of Outstanding
Beneficial Owner (1)                      Beneficially Owned(2)            Common Stock
-------------------------------------     ---------------------      ------------------------
Mitchell Blumberg                               280,000(3)                    2.09%
1439 Claridge Drive
Beverly Hills, CA  90210

Douglas Loblaw                                  198,966(4)                    1.48%
6111 LeClair Street
Abbotsford, BC  V4X 2C9

John Campbell                                    50,000(5)                    0.38%
750 West Pender Street - Suite 710
Vancouver, BC V6C 2T7

Brent Peters                                     57,000(6)                    0.43%
c/o Northfield Capital Corporation
347 Bay Street - Suite 301
Toronto, Ontario M5H 2R7

Julie M. Bradshaw                               703,519(7)                    5.29%
TO 352 Kamari
Santorini, Greece

Northfield Capital Corporation(8)             2,019,136                      15.28%
347 Bay Street, Suite 301
Toronto, Ontario, Canada M5H 2R7

All officers and directors as a group
   (5 persons)                                  819,033                       5.90%

--------------------------------

(1) Unless otherwise indicated, the address of such person is c/o the Company.

(2) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following March 19, 2002.

(3) Includes 125,000 shares of Common Stock and options to purchase 155,000 shares of Common Stock.

(4) Includes 600 shares of Common Stock and options to purchase 198,366 shares of Common Stock.

(5)      The 50,000 shares are issuable on exercise of a stock option.

(6) Includes 7,000 shares of Common Stock and options to purchase 50,000 shares of Common Stock.

(7) Includes 618,519 shares of Common Stock and options to purchase 85,000 shares of Common Stock.

(8) Mr. Peters, an employee of Northfield Capital Corp., disclaims a beneficial interest in the shares held by Northfield Capital Corp.

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         On February 14, 2002, effective January 31, 2002, we entered into a Management and Operating Services Agreement with Marketeam, a corporation owned by Douglas Loblaw, our former Chief Operating Officer and currently a Director of our company. The execution of the agreement was unanimously approved by our Board of Directors at a meeting held on February 14, 2002. Mr. Loblaw was elected a Director of our company on February 25, 2002. The management agreement with Marketeam is for an initial one-month period commencing January 31, 2002 and continues from month to month thereafter until terminated by either party on ten (10) days' notice. In consideration of the services to be performed by Marketeam, we pay Marketeam a fee of $26,000 per month, plus an amount equal to the Company's receipts from our contracts with BarnesandNoble.com. Marketeam is to provide continuing management and operating services, at its expense, over the day-to-day operations of the Suite101 Web site. It is responsible to our Board of Directors for all phases of the day-to-day management and operations of the Suite101.com Web site, including accounting and bookkeeping, making payments at its expense to Senior and Managing Editors, providing administration, oversight and fulfillment of our duties and responsibilities under our agreements with BarnesandNoble.com, providing Internet access to the Web site, hosting email, property maintenance, providing postage, implementing software upgrades, and arranging intellectual property licensing, among other matters. Marketeam is responsible for the implementation, management and operation of such aspects of any programs relating to the planning, operation, management and control of the Suite101.com Web site as are necessary to the continuing uninterrupted operation of the Suite101.com Web site. The agreement prohibits Marketeam from (i) negotiating or entering into any agreements regarding the issuance of any capital stock, the sale of any of our assets or any transaction involving any merger, consolidation or business combination involving us, (ii) negotiating or entering into any employment agreements relating to the employment of any person as an employee, consultant or other provider of services to us, (iii) negotiating or entering into any agreement relating to any purchase or lease of personal or real property by us, (iv) negotiating or entering into any agreements relating to the expenditure of any money by us, or
(v) representing to any person that it or any of its officers or employees are authorized to enter into any agreement on our behalf or make any commitment involving us. The agreement contains provisions prohibiting Marketeam from disclosing any of our confidential information, engaging in business in competition with us unless expressly authorized in writing by our Board of Directors, and requiring Marketeam to keep segregated and apart our assets and preserve our Web site assets for the purpose of facilitating and enhancing the sale of those assets. Employees of Marketeam are required to agree to similar restrictions on their activities. The agreement provides that we have no liability for any of the debts or obligations of Marketeam, and Marketeam will indemnify us against loss for actions its personnel take in violation of the agreement.

                                     PART IV

ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  EXHIBITS:


EXHIBIT                          DESCRIPTION
-------  -----------------------------------------------------------------------
  3.1    Certificate of Incorporation of the Registrant, as amended.(1)

  3.2    Bylaws of the Registrant, as amended.(1)

  3.3 Certificate of Amendment filed with the State of Delaware on November 25, 1998.(3)

  3.4 Certificate of Amendment filed with the State of Delaware on December 4, 1998.(3)

  4.1    Specimen stock certificate of the Registrant.(1)

 10.1    Restated 1993 Stock Incentive Plan.(1)

 10.2    1994 Directors Stock Option Plan.(1)

 10.3    1994 Stock Option Plan.(1)

 10.4    1993 Stock Incentive Plan.(1)

 10.5 Form of Indemnification Agreement between the Registrant and its officers and directors.(1)

 10.6 Stock Purchase and Option Agreement dated July 17, 1995 between the Registrant and Ballard Medical Products, including all exhibits thereto.(2)

 10.7 Amendment dated November 18, 1998 to Purchase Agreement among Registrant and Northfield Capital Corporation, 284085 B.C. Ltd. and i5ive communications inc.(3)

 10.8 Amendment dated December 1, 1998 to Purchase Agreement among Registrant and Northfield Capital Corporation, 284085 B.C. Ltd. and i5ive communications inc.(3)

 10.9 Amendment dated December 3, 1998 to Purchase Agreement among Registrant and Northfield Capital Corporation, 284085 B.C. Ltd. and i5ive communications inc.(3)

 10.10   1998 Stock Incentive Plan.(3)

 10.11 Management and Operating Services Agreement dated February 14, 2002 with Creative Marketeam Canada, Ltd.(4)

 10.12   Option Agreement dated March 15, 2002 with Double B Holdings, LLC.(5)

 21.0    Subsidiaries of the Registrant.

EXHIBIT                          DESCRIPTION
-------  -----------------------------------------------------------------------


          Name                State or Jurisdiction of Incorporation
-------------------------     --------------------------------------
i5ive communications inc.            British Columbia, Canada

 23      Consent of experts and counsel:

 23.1    Consent of N.I. Cameron, Inc.

--------------------------

(1) Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.

(2) Filed as Exhibit to Neuro Navigational Corporation Form 8-K dated July 17, 1995.

(3)      Filed as an Exhibit to our Current Report on Form 8-K dated December
         10, 1998.

(4)      Filed as an Exhibit to our Current Report on Form 8-K dated February
         14, 2002.

(5)      Filed as an Exhibit to our Current Report on Form 8-K dated March 15,
         2002.

         (b)  REPORTS ON FORM 8-K

              During the quarter ended December 31, 2001, we did not file any Current Reports on Form 8-K.

                               SUITE101.COM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


INDEPENDENT AUDITORS' REPORT                                                F-2

FINANCIAL STATEMENTS
         Consolidated Balance Sheet                                         F-3
         Consolidated Statements of Operations                              F-4
         Consolidated Statements of Changes in
               Stockholders' Equity                                         F-5
         Consolidated Statement of Cash Flows                               F-6
         Notes to Consolidated Financial Statements                 F-7 to F-14


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Suite101.com, Inc.


We have audited the accompanying consolidated balance sheets of Suite101.com, Inc. as of December 31, 2001 and December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

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


                                       /s/ N.I. Cameron Inc.
VANCOUVER, B.C.                        CHARTERED ACCOUNTANTS
February 7, 2002

                               SUITE101.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)

                                                                         2001           2000
                                                                     -----------    -----------
                                            ASSETS
CURRENT ASSETS
   Cash                                                              $ 4,048,630    $ 5,671,211
   Accounts receivable                                                    42,289         34,458
   Prepaid expenses                                                       68,453         50,306
                                                                     -----------    -----------
                                                                       4,159,372      5,755,975
                                                                     -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)
   Computer equipment                                                    217,394        200,540
   Furniture and fixtures                                                 22,352         17,677
   Leasehold improvements                                                  7,990         11,401
                                                                     -----------    -----------
                                                                         247,736        229,618
   Less:  accumulated amortization                                       127,295         95,796
                                                                     -----------    -----------
                                                                         120,441        133,822
                                                                     -----------    -----------
TOTAL ASSETS                                                          $4,279,813    $ 5,889,797
                                                                     ===========    ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                  $   223,531    $   220,874
                                                                     -----------    -----------
TOTAL LIABILITIES                                                        223,531        220,874
                                                                     -----------    -----------
CAPITAL STOCK (Notes 4, 5 and 8)
   Authorized:
      40,000,000 common shares with a par value of $0.001 each
       1,000,000 preferred shares with a par value of $0.01 each
   Issued:
      13,155,046 common shares                                            13,155         13,155
DEFERRED COMPENSATION                                                    (14,034)       (41,775)
ADDITIONAL PAID-IN CAPITAL                                            10,377,576     10,351,146
DEFICIT                                                               (6,233,343)    (4,591,713)
EQUITY ADJUSTMENT FROM FOREIGN
   CURRENCY TRANSLATION                                                  (87,072)       (61,890)
                                                                     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                             4,056,282      5,668,923
                                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 4,279,813    $ 5,889,797
                                                                     ===========    ===========
COMMITMENTS AND SUBSEQUENT EVENTS (NOTE 8)


  The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)

                                                        2001            2000
                                                    -----------     -----------
SALES                                                $   40,067     $     1,620
COST OF SALES                                            19,850              --
                                                    -----------     -----------
GROSS PROFIT                                             20,217           1,620
                                                    -----------     -----------
OPERATING EXPENSES
   General and administrative                         1,603,470       2,148,139
   Marketing                                            239,798         517,882
                                                    -----------     -----------
                                                      1,843,268       2,666,021
                                                    -----------     -----------
LOSS FROM OPERATIONS                                 (1,823,051)     (2,664,401)
                                                    -----------     -----------
OTHER INCOME (EXPENSES)
   Other income, net                                    188,631         378,448
   Loss on disposal of leasehold improvements            (7,210)             --
                                                    -----------     -----------
                                                        181,421         378,448
                                                    -----------     -----------
NET LOSS                                            $(1,641,630)    $(2,285,953)
                                                    ===========     ===========
INCOME (LOSS) PER SHARE
   Basic and Diluted                                 $   (0.12)     $     (0.18)
                                                    ===========     ===========
   Average common shares outstanding                 13,155,046      12,994,200
                                                    ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                          Equity
                                                                                        Adjustment
                                                                                           From
                                                            Additional                   Foreign                          Total
                                        Common Stock         Paid-in       Deferred      Currency      Accumulated    Stockholders'
                                    Shares         Amount    Capital     Compensation   Translation      Deficit         Equity
                                   ----------    -------   -----------   ------------   -----------    -----------    ------------

Balances, January 1, 2000          12,061,837    $12,062   $ 5,354,504    $ (99,792)      $  9,357     $(2,305,760)    $ 2,970,371

Warrants exercised                  1,050,000      1,050     4,651,950           --             --              --       4,653,000

Stock options exercised                43,209         43        64,770           --             --              --          64,813

Stock options or warrants
  issued to non-employees                  --         --       279,922     (279,922)            --              --              --

Stock compensation vested                  --         --            --      337,939             --              --         337,939

Net Loss for the year ended
  December 31, 2000                        --         --            --           --             --      (2,285,953)     (2,285,953)

Translation adjustment for the
  year ended December 31, 2000             --         --            --           --        (71,247)             --         (71,247)
                                   ----------    -------   -----------    ---------       --------     -----------     -----------
Balances, December 31, 2000        13,155,046     13,155    10,351,146      (41,775)       (61,890)     (4,591,713)      5,668,923

Stock options issued to
  non-employees                            --         --        26,430      (26,430)            --              --              --

Stock compensation vested                  --         --            --       54,171             --              --          54,171

Net loss for the year ended
  December 31, 2001                        --         --            --           --             --      (1,641,630)     (1,641,630)

Translation adjustment for the
  year ended December 31, 2001             --         --            --           --        (25,182)             --         (25,182)
                                   ----------    -------   -----------    ---------       --------     -----------     -----------
                                   13,155,046    $13,155   $10,377,576    $ (14,034)      $(87,072)    $(6,233,343)    $ 4,056,282
                                   ==========    =======   ===========    =========       ========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                           2001               2000
                                                                                       -----------        -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net loss                                                                            $(1,641,630)       $(2,285,953)
   Adjustment to reconcile net loss to net cash used in operating activities
      Loss on disposition of leasehold improvements                                          7,210                 --
      Amortization                                                                          42,005             46,339
      Stock-based compensation                                                              54,171            337,939
                                                                                       -----------        -----------
                                                                                        (1,538,244)        (1,901,675)
   Changes in operating assets and liabilities
      Accounts receivable                                                                   (9,558)            (8,332)
      Prepaid expenses and deposits                                                        (19,775)           (12,970)
      Accounts payable and accrued expenses                                                 15,135            134,168
                                                                                       -----------        -----------
   Net cash used in operating activities                                                (1,552,442)        (1,788,809)
                                                                                       -----------        -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of capital assets                                                              (43,662)           (39,905)
                                                                                       -----------        -----------
   Net cash used in investing activities                                                   (43,662)           (39,905)
                                                                                       -----------        -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Proceeds from issuance of common stock and warrants                                          --          4,717,813
                                                                                       -----------        -----------
   Net cash provided by financing activities                                                    --          4,717,813
                                                                                       -----------        -----------

EFFECT OF EXCHANGE RATES ON CASH                                                           (26,477)           (65,326)
                                                                                       -----------        -----------

NET INCREASE (DECREASE) IN CASH                                                         (1,622,581)         2,823,773

CASH AT BEGINNING OF YEAR                                                                5,671,211          2,847,438
                                                                                       -----------        -----------

CASH AT END OF YEAR                                                                    $ 4,048,630        $ 5,671,211
                                                                                       ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

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

         Going Concern

         The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. Based on the current level of expenditures, the Company has sufficient funds to meet expenses for at least one year. At December 31, 2001, the Company had accumulated $6,233,343 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

         Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc., a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at December 31, 2001, there were no operations in Endovascular, Inc.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (b)  Research and Development

              Research and development costs are expensed as incurred.

         (c)  Foreign Exchange

              Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at December 31, 2001 and December 31, 2000 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:


              (equivalent CDN $ per U.S.$)                2001             2000
                                                         ------           ------
              December 31 rate                           .6278            .6668

         (d)  Net Loss Per Common Share

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


3.       RELATED PARTY TRANSACTIONS

         (a) The Company has incurred salaries and consulting fees of $147,174 (2000 - $215,855) to three directors of the Company. These items have been recorded at the exchange amount.

         (b) Accounts payable include $146,158 (2000 - $118,632) due to a director for wages and expenses.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)


4.       CAPITAL STOCK (CONTINUED)

              During the year ended December 31, 2000, all 1,000,000 warrants were exercised to net the Company $4,500,000.

         (b) During the year ended December 31, 2000, the Company issued 34,396 common shares for total proceeds of $51,594 upon exercise of stock options.

         (c) During the year ended December 31, 2000, the Company issued 625,000 warrants as part of the private placement of Notes payable. Each warrant entitles the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and
              (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter.


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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)


5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         The following is a table of stock options under the Plan as at December 31, 2001:

                                                                                                                 Balance
 Option     Expiry           Vesting               Balance       Granted                          Balance     Exercisable
Exercise     Date              Date           December 31,        During    Exercised (E)     December 31,   December 31,
 Price    (mm/dd/yy)        (mm/dd/yy)                2000    the Period    Cancelled (C)             2001           2001
-------------------------------------------------------------------------------------------------------------------------

$1.50      12/04/03      12/04/99                  184,649            --       25,612 (C)          159,037        159,037
 1.50      12/04/03      12/04/00                   36,114            --        8,277 (C)           27,837         29,556
 1.50      02/23/09      (1/3) 02/23/00             50,000            --               --           50,000         33,334
                         (1/3) 02/23/01
                         (1/3) 02/23/02
 1.50      04/27/09      (1/3) 04/27/00             50,000            --               --           50,000         33,334
                         (1/3) 04/27/01
                         (1/3) 04/27/02
 1.50      06/11/09      06/11/00                   10,000            --               --           10,000         10,000
 1.50      10/25/05      (1/2) 10/25/00            100,000            --               --          100,000        100,000
                         (1/2) 10/25/01
 1.50      11/13/04      11/13/99                  137,900            --               --          137,900        137,900
 1.50      11/13/04      11/13/00                  720,000            --       73,700 (C)          646,300        646,300
 3.53      01/31/02      (1/2) 01/31/00              4,000            --               --            4,000          4,000
                         (1/2) 01/31/01
 1.50      03/21/05      03/21/01                   20,000            --               --           20,000         20,000
 1.50      01/31/05      16,668 - 01/31/01          70,000            --       20,000 (C)           50,000         16,668
                         16,666 - 01/31/02
                         16,666 - 01/31/03
 1.50      04/17/05      20,402 - 04/17/00         110,805            --       50,738 (C)           60,067         30,047
                         30,137 - 04/17/01
                         30,133 - 04/17/02
                         30,133 - 04/17/03
 1.50      07/05/05      3,222 - 07/05/00           56,443            --               --           56,443         20,962
                         17,740 - 07/05/01
                         17,740 - 07/05/02
                         17,741 - 07/05/03
 0.25      12/21/05      585,476 - 12/21/00      1,012,578            --       13,342 (C)          999,236        999,236
                         420,677 - 12/21/01
 1.50      06/12/10      06/12/00                   10,000            --               --           10,000         10,000
 0.25      01/04/06      136,073 - 01/04/01             --       569,505       85,095 (C)          484,410        134,773
                         376,507 - 01/04/02
                         50,000 - 01/04/03
 0.25      05/10/06      05/10/01                       --         5,939        1,671 (C)            4,268          4,268
 0.25      06/04/11      06/04/01                       --        10,000               --           10,000         10,000
 0.25      10/03/06      2,516 - 10/30/01               --        15,516               --           15,516          2,516
                         3,000 - 01/04/02
                         10,000 - 01/04/03


                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)


5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         Of the above options, the following options were originally granted with exercise prices as follows:

          New Option Exercise Price     Expiry Date      Original Exercise Price
          ----------------------------------------------------------------------
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

         The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% and no expected dividends:

Number of  Exercise                                     Volatility    Expected
 Options    Price        Grant Date           Value     Assumption  Options Life
--------------------------------------------------------------------------------
100,000      1.50     October 25, 1999      $ 99,750        272%       5 years
 50,000      3.56     January 6, 2000         99,635         60%       5 years
  4,000      3.53     January 31, 2000         5,120         60%       2 years
100,000      7.00     February 15, 2000      203,970         20%       5 years
 20,000      7.88     March 21, 2000          45,922         20%       5 years
100,000      0.25     January 4, 2001         23,390        275%       5 years
 13,000      0.25     October 3, 2001          3,041        275%       5 years

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)


5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the year ended December 31, 2001 would have been as follows:

         Net loss
                  As reported                                 $(1,641,630)
                  Pro forma                                   $(1,926,395)
         Basic net loss per share
                  As reported                                 $(0.12)
                  Pro forma                                   $(0.15)

         Subsequent to December 31, 2001, 52,416 options were exercised to net the Company $13,104.


6.       INCOME TAXES

         At December 31, 2001, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $1,840,000 less a valuation allowance of $1,840,000. The valuation allowance on deferred tax assets increased by $290,000 during the year ended December 31, 2001.

         At December 31, 2001, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $4,606,000. These carryforwards begin to expire in 2003.

         At December 31, 2001, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $565,000 less a valuation allowance of $565,000. The valuation allowance on deferred tax assets increased by $85,000 during the year ended December 31, 2001. The Company has approximately $1,320,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income.


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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)


8.       COMMITMENTS AND SUBSEQUENT EVENTS

         (a) On March 23, 1999, the Company entered into a twelve-month agreement with a consultant, which provided for fees of $5,000 per month. In addition, the consultant was issued a one-year warrant to purchase 50,000 shares of common stock at a price of $3.06 per share. This warrant has been valued at $33,420 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements. During the year ended December 31, 2000, this warrant was exercised to net the Company $153,000. Subsequent to December 31, 1999, this agreement was amended to increase the fees to $20,900 for the six-month period beginning August 23, 1999, extend the period of services by six months, and to issue a warrant to purchase 25,440 shares of common stock of the Company at a price of $5.50 per share expiring February 28, 2002. This warrant has been valued at $11,750 using the Black-Scholes model and is reflected as compensation on these financial statements.

         (b) During the year ended December 31, 2000, the Company entered into a one-year agreement with a consultant. The consultant was issued a warrant to purchase 14,000 shares of common stock of the Company at a price of $5.50 per share, expiring on February 26, 2002. This warrant has been valued at $9,562 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements.

         (c) The Company has entered into an agreement dated February 17, 2000 for consulting and corporate finance services which provides for the issue of 2-year warrants at the following milestones:

Upon execution of consulting agreement                         -25,000 (issued)
On signed letter of intent with target customer                -25,000
On signed agreement with target customer                       -25,000
On signed agency agreement to market similar program
  to others in same industry in North America                  -25,000

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)


8.       COMMITMENTS AND SUBSEQUENT EVENTS (CONTINUED)

         (d) During the year ended December 31, 2001, the Company entered into an operating lease for its office space. The lease expires March 31, 2003 and provides for monthly payments commencing May 1, 2001 of $1,897 plus the Company's proportionate share of operating costs and taxes (currently $1,040 per month). Under the terms of the lease, the Company has an option to renew the lease for a further period of three years.

         (e) Subsequent to December 31, 2001, the Company terminated virtually all its employees. In connection with this, the Company paid $535,000 in severance pay.


9.       COMPREHENSIVE INCOME (LOSS)

                                                    DECEMBER 31,   DECEMBER 31,
                                                            2001           2000
                                                    ---------------------------
Net loss as reported                               $(1,641,630)     $(2,285,953)
Add (deduct)
   Foreign currency translation adjustments            (25,182)         (71,247)
                                                   -----------------------------
Comprehensive Income (Loss)                        $(1,666,812)     $(2,357,200)
                                                   =============================
Accumulated other comprehensive income
   Foreign currency translation adjustments
      Balance at beginning of period               $   (61,890)      $    9,357
      Change during the period                         (25,182)         (71,247)
                                                   -----------------------------
      Balance at end of period                     $   (87,072)      $  (61,890)
                                                   =============================


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SUITE101.COM, INC.

                                BY:      /s/ Mitchell G. Blumberg
                                         ------------------------
                                         MITCHELL G. BLUMBERG, PRESIDENT


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                             DATE
---------                       -----                             ----
/s/ Mitchell G. Blumberg        President (Principal              March 27, 2002
--------------------------        Executive Officer)
Mitchell G. Blumberg              and Director


/s/ Cara M. Williams            Vice President - Finance          March 27, 2002
---------------------             (Principal Financial
Cara M. Williams                  and Accounting Officer)


/s/ Douglas Loblaw              Director                          March 27, 2002
-------------------
Douglas Loblaw

/s/ John Campbell               Director                          March 27, 2002
------------------
John Campbell

/s/ Brent Peters                Director                          March 27, 2002
-----------------
Brent Peters
