Form 10QSB
period 2002-03-31
SUITE 101 COM INC
filed 2002-05-15
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


     |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002; or

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

                               Yes [X]     No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                           Outstanding at May 9, 2002
-------------------------------------      -------------------------------------
       COMMON STOCK, PAR VALUE                          13,249,519
           $.001 PER SHARE


                  Transitional Small Business Disclosure Format

                               Yes [ ]     No [X]

                               SUITE101.COM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                               3

         Independent Accountants' Report                                    3

         Consolidated Balance Sheets - March 31, 2002
         and December 31, 2001                                              4

         Consolidated Statements of Operations - Three-Month
         Periods Ended March 31, 2002 and March 31, 2001                    5

         Consolidated Statements of Cash Flows - Three-Month
         Periods Ended March 31, 2002 and March 31, 2001                    6

         Notes to Consolidated Financial Statements -
         March 31, 2002 and March 31, 2001                                 7-14

Item 2.  Management's Discussion and Analysis or Plan of Operation        15-23


PART II  OTHER INFORMATION                                                 24

Item 6.  Exhibits and Reports on Form 8-K                                  24

ITEM 1.  FINANCIAL STATEMENTS





                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SUITE101.COM, INC.
VANCOUVER, B.C., CANADA


We have reviewed the accompanying consolidated balance sheet of Sutie101.com, Inc. and subsidiaries as of March 31, 2002 and the related consolidated statements of operations and cash flows for the three-month period the ended. These financial statements are the responsibility of the Corporation's management.

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





                                           /s/ N.I. Cameron Inc.
VANCOUVER, B.C.                            -------------------------------------
May 8, 2002                                CHARTERED ACCOUNTANTS

                               SUITE101.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                           (EXPRESSED IN U.S. DOLLARS)

                                                      MARCH 31,     DECEMBER 31,
                                                         2002           2001
                                                     -----------    -----------
                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
   Cash                                              $ 3,091,654    $ 4,048,630
   Accounts receivable                                    33,249         42,289
   Prepaid expenses                                       50,806         68,453
                                                     -----------    -----------
                                                       3,175,709      4,159,372
                                                     -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)
   Computer equipment                                    208,489        217,394
   Furniture and fixtures                                 22,268         22,352
   Leasehold improvements                                  7,960          7,990
                                                     -----------    -----------
                                                         238,717        247,736
   Less:  accumulated amortization                       125,549        127,295
                                                     -----------    -----------
                                                         113,168        120,441
                                                     -----------    -----------
TOTAL ASSETS                                         $ 3,288,877    $ 4,279,813
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $    47,720    $   223,531
   Deposits (Note 8 (f))                                  14,673             --
                                                     -----------    -----------
TOTAL LIABILITIES                                         62,393        223,531
                                                     -----------    -----------
CAPITAL STOCK (Notes 4, 5 and 8)
   Authorized:
       40,000,000 common shares with a par value of $0.001 each
        1,000,000 preferred shares with a par value of $0.01 each
   Issued:
       13,234,197 common shares                            13,235         13,155
DEFERRED COMPENSATION                                         --        (14,034)
ADDITIONAL PAID-IN CAPITAL                            10,397,285     10,377,576
DEFICIT                                               (7,096,745)    (6,233,343)
EQUITY ADJUSTMENT FROM FOREIGN
     CURRENCY TRANSLATION                                (87,291)       (87,072)
                                                     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                             3,226,484      4,056,282
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 3,288,877    $ 4,279,813
                                                     ===========    ===========
COMMITMENTS AND SUBSEQUENT EVENTS (NOTES 3 AND 8)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                      MARCH 31,      MARCH 31,
                                                         2002           2001
                                                     -----------    -----------
SALES                                                $     6,658    $       262

COST OF SALES                                              3,563             --
                                                     -----------    -----------

GROSS PROFIT                                               3,095            262
                                                     -----------    -----------
OPERATING EXPENSES
   General and administrative                            862,207        402,574
   Marketing                                              16,409         94,585
                                                     -----------    -----------
                                                         878,616        497,159
                                                     -----------    -----------
LOSS FROM OPERATIONS                                    (875,521)      (496,897)
                                                     -----------    -----------
OTHER INCOME
   Other income, net                                      12,119         73,430
                                                     -----------    -----------

NET LOSS                                             $  (863,402)   $  (423,467)
                                                     ===========    ===========
INCOME (LOSS) PER SHARE
   Basic and Diluted                                 $     (0.07)   $     (0.03)
                                                     ===========    ===========

   Average common shares outstanding                  13,201,405     13,155,046
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                          MARCH 31,      MARCH 31,
                                                             2002           2001
                                                         -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net loss                                              $ (863,402)   $ (423,467)
   Adjustment to reconcile net loss to net cash used
      in operating activities
      Stock-based compensation                               14,034        15,606
      Amortization                                            8,573         8,114
                                                         ----------    ----------
                                                           (840,795)     (399,747)
   Changes in operating assets and liabilities
      Accounts receivable                                     8,906        27,783
      Prepaid expenses and deposits                          17,522        18,797
      Accounts payable and accrued expenses                (175,502)      (15,227)
      Deposits                                               14,713            --
                                                         ----------    ----------
   Net cash used in operating activities                   (975,156)     (368,394)
                                                         ----------    ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchase of capital assets                                (2,360)       (2,532)
   Proceeds on disposal of capital assets                       627            --
                                                         ----------    ----------
   Net cash used in investing activities                     (1,733)       (2,532)
                                                         ----------    ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Proceeds from issuance of common stock and warrants       19,788            --
                                                         ----------    ----------
   Net cash provided by financing activities                 19,788            --
                                                         ----------    ----------
EFFECT OF EXCHANGE RATES ON CASH                                125        (9,799)
                                                         ----------    ----------
NET DECREASE IN CASH                                       (956,976)     (380,725)

CASH AT BEGINNING OF YEAR                                 4,048,630     5,671,211
                                                         ----------    ----------
CASH AT END OF YEAR                                      $3,091,654    $5,290,486
                                                         ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

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

     Going Concern
     -------------
     The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. Based on the current level of expenditures, the Company has sufficient funds to meet expenses for at least one year. At March 31, 2002, the Company had accumulated $7,096,745 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

     Basis of Presentation
     ---------------------
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc., a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at March 31, 2002, there were no operations in Endovascular, Inc.


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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (b)  Research and Development

          Research and development costs are expensed as incurred.

     (c)  Foreign Exchange

          Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at March 31, 2002 and December 31, 2001 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

          (equivalent CDN $ per U.S.$)            March 31,        December 31,
                                                    2002               2001
                                                 -------------------------------
          Exchange rate                            .6255              .6278

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


3.   RELATED PARTY TRANSACTIONS

     (a) The Company has incurred salaries, termination payments and consulting fees of $205,372 during the period ended March 31, 2002 (2001 - $34,756) to three directors of the Company.

     (b) Management fees of $51,594 have been paid during the period ended March 31, 2002 to a corporation controlled by a director of the Company. Effective January 31, 2002, the Company entered into a management agreement with this corporation. The agreement calls for a monthly management fee of $26,000 plus an amount equal to the receipts received from any contracts with Barnes&Noble.com, LLC and may be terminated by either party upon giving ten days notice.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


4.   CAPITAL STOCK

     (a) In April 1999, the Company completed a private placement of 1,000,000 units for $5,000,000. Each unit was comprised of two common shares and one warrant entitling the holder to purchase an additional common share for $4.50 on or before February 29, 2000. During the year ended December 31, 2000, all 1,000,000 warrants were exercised to net the Company $4,500,000. The Company incurred $163,750 in expenses concerning this share issuance and issued 15,000 warrants entitling the holder to purchase an additional common share for $5.50 on or before February 29, 2002. None of these 15,000 warrants were exercised prior to their expiry date.

     (b) During the year ended December 31, 2000, the Company issued 625,000 warrants as part of the private placement of Notes payable. Each warrant entitles the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter. To date, none of these warrants have been exercised.

     (c) During the current period, the Company issued 79,151 common shares for total proceeds of $19,788 upon exercise of stock options.


5.   STOCK OPTIONS

     THE COMPANY'S 1998 STOCK INCENTIVE PLAN
     ---------------------------------------

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

5.   STOCK OPTIONS (Continued)

     THE COMPANY'S 1998 STOCK INCENTIVE PLAN (Continued)
     ---------------------------------------------------

     The following is a table of stock options under the Plan as at December 31, 2001:

                                                                                                                 Balance
Option          Expiry                Vesting         Balance       Granted    Expires (Exp)      Balance    Exercisable
Exercise          Date                   Date    December 31,        During     Exercised(E)    March 31,      March 31,
Price       (mm/dd/yy)             (mm/dd/yy)            2001    the Period     Cancelled(C)         2002           2002
------------------------------------------------------------------------------------------------------------------------
   $1.50      12/04/03     12/04/99                   159,037            --        11,874(C)      147,163        147,163
    1.50      12/04/03     12/04/00                    27,837            --         6,375(C)       21,462         21,462
    1.50      02/23/09     (1/3) 02/23/00              50,000            --            --          50,000         50,000
                           (1/3) 02/23/01
                           (1/3) 02/23/02
    1.50      04/27/09     (1/3) 04/27/00              50,000            --            --          50,000         50,000
                           (1/3) 04/27/01
                           (1/3) 04/27/02
    1.50      06/11/09     06/11/00                    10,000            --            --          10,000         10,000
    1.50      10/25/05     (1/2) 10/25/00             100,000            --            --         100,000        100,000
                           (1/2) 10/25/01
    1.50      11/13/04     11/13/99                   137,900            --            --         137,900        137,900
    1.50      11/13/04     11/13/00                   646,300            --        30,300(C)      616,000        616,000
    3.53      01/31/02     (1/2) 01/31/00               4,000            --         4,000(Exp)         --             --
                           (1/2) 01/31/01
    1.50      03/21/05     03/21/01                    20,000            --            --          20,000         20,000
    1.50      01/31/05     16,668 - 01/31/01           50,000            --         6,666(C)       43,334         43,334
                           16,666 - 01/31/02
                           16,666 - 01/31/03
    1.50      04/17/05     20,402 - 04/17/00           60,067            --         6,666(C)       53,401         53,401
                           30,137 - 04/17/01
                           30,133 - 04/17/02
                           30,133 - 04/17/03
    1.50      07/05/05     3,222 - 07/05/00            56,443            --         6,666(C)       49,777         49,777
                           17,740 - 07/05/01
                           17,740 - 07/05/02
                           17,741 - 07/05/03
    0.25      12/21/05     585,476 - 12/21/00         999,236            --        72,416(E)      926,820        926,820
                           420,677 - 12/21/01
    1.50      06/12/10     06/12/00                    10,000            --            --          10,000         10,000
    0.25      01/04/06     136,073 - 01/04/01         484,410            --        54,610(C)      423,065        423,065
                           376,507 - 01/04/02                                       6,735(E)
                           50,000 - 01/04/03
    0.25      05/10/06     05/10/01                     4,268            --            --           4,268          4,268
    0.17      06/04/11     06/04/01                    10,000            --            --          10,000         10,000
    0.25      10/03/06     2,516 - 10/30/01            15,516            --            --          15,516         15,516
                           3,000 - 01/04/02
                           10,000 - 01/04/03
    0.27      02/25/12     50,001 - 02/25/03               --       150,000            --         150,000             --
                           50,001 - 02/25/04
                           49,998 - 02/25/05
    0.27      02/27/07     16,667 - 02/27/03               --        50,000            --          50,000             --
                           16/667 - 02/27/04
                           16/666 - 02/27/05

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2002 AND MARCH 31, 2001
                                  (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

5.   STOCK OPTIONS (Continued)

     THE COMPANY'S 1998 STOCK INCENTIVE PLAN (Continued)
     ---------------------------------------------------

     As a result of the termination of certain employees and directors, and a directors' resolution made during the period, changes have been made to the expiry dates and vesting dates of the above options as follows:

          a) All options other than the $0.27 options became immediately vested.

          b)   Of the remaining $1.50 options, the expiry dates are as follows:

                    July 7, 2002                                3,334
                    July 31, 2002                              67,668
                    June 30, 2003                           1,065,110
                    December 4, 2003                           64,025
                    November 13, 2004                         108,900

          c)   Of the remaining $0.25 options, the expiry dates are as follows:

                    July 7, 2002                                6,702
                    July 31, 2002                             104,138
                    December 31, 2002                       1,124,309
                    January 4, 2006                           134,520

          d)   The $0.17 options will expire December 31, 2002.

     The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% and no expected dividends:

     Number of  Exercise                               Volatility     Expected
      Options    Price       Grant Date        Value   Assumption   Options Life
     ---------------------------------------------------------------------------
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

     The remaining options issued were to officers, directors and employees. As the options were granted at exercise prices based on the market price of the Company's shares at the dates of the grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and net income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. The fair value of the employees' purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions used for options: risk-free rate was 5.0%, expected volatility of 279%, 272% 263% and 257% for the $1.50 options, 275% for the $0.25 and $0.17 options, and 96% for the $0.27 options, an expected option life of 5 years and no expected dividends.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2002 AND MARCH 31, 2001
                                  (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

5.   STOCK OPTIONS (Continued)

     THE COMPANY'S 1998 STOCK INCENTIVE PLAN (Continued)
     ---------------------------------------------------

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended March 31, 2002 would have been as follows:

          Net loss
             As reported                           $(863,402)
             Pro forma                             $(925,543)
          Basic net loss per share
             As reported                           $   (0.07)
             Pro forma                             $   (0.07)


6.   INCOME TAXES

     At March 31, 2002, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $2,125,000 less a valuation allowance of $2,125,000. The valuation allowance on deferred tax assets increased by $285,000 during the period ended March 31, 2002.

     At March 31, 2002, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $5,680,000. These carryforwards begin to expire in 2003.

     At March 31, 2002, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $615,000 less a valuation allowance of $615,000. The valuation allowance on deferred tax assets increased by $50,000 during the period ended March 31, 2002. The Company has approximately $1,435,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income.


7.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of cash, accounts receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


8.   COMMITMENTS AND SUBSEQUENT EVENTS

     (a) On March 23, 1999, the Company entered into a twelve-month agreement with a consultant, which provided for fees of $5,000 per month. In addition, the consultant was issued a one-year warrant to purchase 50,000 shares of common stock at a price of $3.06 per share. This warrant has been valued at $33,420 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements. During the year ended December 31, 2000, this warrant was exercised to net the Company $153,000. Subsequent to December 31, 1999, this agreement was amended to increase the fees to $20,900 for the six-month period beginning August 23, 1999, extend the period of services by six-months, and to issue a warrant to purchase 25,440 shares of common stock of the Company at a price of $5.50 per shares expiring February 28, 2002. This warrant has been valued at $11,750 using the Black-Scholes model and is reflected as compensation on these financial statements. This warrant expired during the current period without being exercised.

     (b) During the year ended December 31, 2000, the Company entered into a one-year agreement with a consultant. The consultant was issued a warrant to purchase 14,000 shares of common stock of the Company at a price of $5.50 per share, expiring on February 26, 2002. This warrant has been valued at $9,562 using the Black-Scholes model as described earlier and is reflected as compensation on these financial statements. This warrant expired during the current period without being exercised.

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

          The initial 25,000 warrants issued had an exercise price of $4.96 per share and expired February 17, 2002 without being exercised. They have been valued at $115,060 using the Black-Scholes model as described earlier and have been reflected as compensation on these financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


8.   COMMITMENTS AND SUBSEQUENT EVENTS (CONTINUED)

     (d) During the year ended December 31, 2001, the Company entered into an operating lease for its office space. The lease expires March 31, 2003 and provides for monthly payments commencing May 1, 2001 of $1,890 plus the Company's proportionate share of operating costs and taxes (currently $1,036 per month). Under the terms of the lease, the Company has an option to renew the lease for a further period of three years.

     (e) During the period ended March 31, 2002, the Company entered into a services agreement. The agreement provides for monthly payments of $4,691 until June 30, 2002, but may be renewed on a month-to-month basis under the same terms and conditions.

     (f) During the period ended March 31, 2002, i5ive entered into an option agreement expiring May 15, 2002 under which the optionee may purchase the Website assets of i5ive. To exercise the option, the optionee is required to make the following payments:

          i)   $155,000 cash, less any option payments made;

          ii)  26% of the shares of the optionee (a private company);

          iii) 5% of the issued and outstanding shares of Blue Frogg Enterprises, Inc. another private company.

          Under the terms of the agreement, i5ive at closing will pay the optionee $155,000 less any payments made after March 1, 2002 under the management services agreement referred to in Note 3(b). To March 31, 2002, i5ive had received $15,000 in option payments. Subsequent to March 31, 2002, an additional $30,000 in option payments have been received. These option payments are non-refundable.


9.   COMPREHENSIVE INCOME (LOSS)

                                                        MARCH 31,       MARCH 31,
                                                           2002           2001
                                                        ---------       ---------
     Net loss as reported                               $(863,402)      $(423,467)
     Add (deduct)
          Foreign currency translation adjustments           (219)         (7,652)
                                                        ---------       ---------

     Comprehensive Income (Loss)                        $(863,621)      $(431,119)
                                                        =========       =========
     Accumulated other comprehensive income
          Foreign currency translation adjustments
              Balance at beginning of period            $ (87,072)      $ (61,890)
              Change during the period                       (219)         (7,652)
                                                        ---------       ---------
              Balance at end of period                  $ (87,291)      $ (69,542)
                                                        =========       =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


GENERAL

     The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the Notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include the Risk Factors set forth below as well as the "Risk Factors" contained in our Annual Report. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" herein.


A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED MARCH 31, 2001

     During the three months ended March 31, 2002, our sales were $6,658 compared with sales of $262 during the three months ended March 31, 2001. Sales during the three month period ended March 31, 2002 were primarily attributable to revenues generated from two service contracts that we entered into with Barnes&Noble.com to provide introductions for a series of e-books and to provide proofreading services for the related digitized books. During the three month period ended March 31, 2001, the $262 in sales were primarily attributable to software licensing revenues of i5ive communications inc. (i5ive), our wholly-owned subsidiary. These licenses have expired and consequently, this source of revenue has ceased.

     General and administrative expenses were $862,207 during the three months ended March 31, 2002 compared with $402,574 during the three months ended March 31, 2001. This increase was primarily the result of severance costs paid to our employees and independent contractors upon their termination from the Company during this quarter, which was offset to a limited extent by the savings realized by us from the change in our compensation arrangements with our contributing editors - effective January 1, 2002 we are no longer paying for articles posted to our web site by our contributing editors. Marketing expenses were $16,409 during the three months ended March 31, 2002 compared with $94,585 during the three-months ended March 31, 2001. This decrease was primarily due to the cessation of all our marketing activities focused at promoting our web site activities.

     Our Loss From Operations was $875,521 during the three-month period ended March 31, 2002 compared with $496,897 during the three-month period ended March 31, 2001. The increase in our Loss From Operations during the three-month period ended March 31, 2002 compared with the three-month period ended March 31, 2001 was the result of the increase in our general and administrative expenses.

     Other income was $12,119 during the three-month period ended March 31, 2002 compared with $73,430 during the three-month period ended March 31, 2001. Other income in both periods was attributable to interest earned on bank balances, the decline in the interest earned during these comparative three-month periods results from the decline in bank cash balances carried through these periods.

     Our Net Loss was $863,402 during the three-month period ended March 31, 2002 compared with $423,467 during the three-month period ended March 31, 2001. The increase in our Net Loss during this three-month period ended March 31, 2002 compared with the three-month period ended March 31, 2001 was the result of the increase in our general and administrative expenditures and a decrease in our other income.

LIQUIDITY AND CAPITAL RESOURCES

     The report of our independent auditors on their audit of our financial statements as of December 31, 2001 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. At March 31, 2002, our cash balance was $3,091,654. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2002. Currently, we had no source of material revenues.

     During the first quarter of 2002 our cash balances decreased by $957,976 of which approximately $520,000 represents severance costs paid to our employees and independent contractors upon their termination from the Company and approximately $176,000 was a reduction in accounts payable. We estimate our ongoing monthly cash outflow will amount to approximately $40,000, which sum includes our monthly payment of approximately $26,000 under the terms of the management services agreement. That agreement can be terminated on ten days written notice.

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

     On February 14, 2002, effective January 31, 2002, we entered into an agreement with Creative Marketeam Canada Ltd., a corporation wholly owned by Douglas Loblaw, our former chief operating officer and, since February 25, 2002, a Director of our company, to provide continuing management and operating services, at Marketeam's expense, for the day-to-day operations of the Suite101 Web site, known as Suite101.com. Subsequently, on February 25, 2002, Mr. Loblaw was elected a Director of our Company. In consideration of the services performed by Marketeam, we pay Marketeam a fee of $26,000 per month, plus an amount equal to our receipts from our contracts with Barnes&Noble.com.

     Our current business plan is to utilize our available cash and other resources, including possibly, shares of our Common Stock, to redirect our activities out of the operation and maintenance of a Web-based community into other areas of business. We believe that these future activities will be unrelated to the operation of an Internet Web site. As of May 9, 2002, there are no definitive agreements or agreements in principal relating to the acquisition of any other business activities by us and we are unable to state the nature of the business activities that may be undertaken in the future. It is expected that the redirection of our business activities will involve us in a business combination or other material transaction. Until we complete a transaction resulting in a redirection of our business activities, we expect to continue to incur expenses without any material revenues. In addition, we may incur reductions in the carrying value of our fixed assets in connection with our efforts to redirect our activities.

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

     Effective March 15, 2002, i5ive Communications Inc., our wholly owned subsidiary, entered into an option agreement with Double B Holdings, LLC, a privately-owned non-affiliated entity organized for the purpose of acquiring the option. The option grants Double B the right to purchase the website assets owned and operated by i5ive. These assets, which include primarily property, plant and equipment, had a book value of $120,000, as of December 31, 2001, after accumulated amortization of $127,000. During the three years ended December 31, 2001, these assets produced revenues of $1,925, $1,620 and $40,067, respectively. During the three years ended December 31, 2001, the Company had other income, net, which was primarily interest income, of $146,000, $378,000 and $188,000, respectively. The terms of the option agreement provide that Double B, in consideration of a non-refundable payment of $15,000, has the right to purchase the assets for a period of thirty days and, in consideration of a further non-refundable payment of an additional $30,000, has the right to purchase the assets for an additional thirty days. Double B exercised its right to extend the option. The option, unless further extended, will expire on May 14, 2002.

     The purchase price for the assets under the option agreement is $155,000 less the non-refundable payments which are applied to the purchase price, plus a 26% interest in Double B and a 5% common stock interest held by Double B in Blue Frogg Enterprises, Inc., a privately-owned company controlled by the owners of Double B. In the event the option is exercised, i5ive is required to pay at the closing to

Double B $155,000 less a sum equal to the management fees paid to Creative Marketeam Canada, Ltd. from March 1, 2002 through the closing. Double B is assigned and assumes at the closing i5ive's rights and obligations under various vendor and supplier contracts and leases. The option agreement contains representations and warranties of the parties and covenants relating to the fulfillment of the transaction and confidentiality. The closing under the option is subject to the fulfillment of certain closing conditions and the absence of any court, governmental or regulatory authority action prohibiting, restricting or making illegal the consummation of the transaction and no such action shall have been commenced or threatened by any person.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     With the exception of historical matters, the matters discussed above and elsewhere in this Quarterly Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. We intend that such forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in that act and we are including this statement for purposes of complying with these safe harbor provisions. The forward-looking statements discussed in this Quarterly Report appear in various places including: "Item 2 - Management's Discussion and Analysis or Plan of Operations, "Liquidity and Capital Resources," as well as in "Risk Factors." We caution readers that the risk factors described in our Annual Report on Form 10-KSB, as well as those described elsewhere in this Quarterly Report, or in our other filings with the Commission, in some cases have affected, and in the future could affect our actual results, could cause our actual results during 2002, 2003 and beyond, to differ materially from those expressed in any forward-looking statements, and could cause our development and the development of our business plans to be different than expressed in those statements. We cannot assure you that our assumptions in this regard or our views as to the viability of our business plans will prove to be accurate. Likewise, we cannot assure you that we will be successful in acquiring any commercial activities. Our ability to realize revenues cannot be assured. If our assumptions are incorrect or if our plans fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your investment will be in jeopardy. There can be no assurance that our estimates as to our current rates of cash expenditures will prove to be accurate or that other factors may not result in these estimates proving to be incorrect. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning below. They are also described in our Annual Report on Form 10-KSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in our Annual Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

RISK FACTORS

     An investment in shares of our Common Stock involves a high degree of risk. You should consider the following factors, in addition to the other information contained in this quarterly report, in evaluating our business and proposed activities before you purchase any shares of our common stock. You should also see the "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1996" regarding risks and uncertainties relating to us and to forward looking statements in this quarterly report.

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

Issuance Of Additional Shares. Our Certificate of Incorporation currently authorizes our Board of Directors to issue up to 40,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, of which, as of May 9, 2002, 13,249,519 shares of Common Stock are issued and outstanding and no shares of Preferred Stock are outstanding. The 26,750,481 shares of Common Stock and 1,000,000 shares of Preferred Stock that are authorized but are not issued or outstanding are able to be issued by action of our Board of Directors in a transaction resulting in the redirection of our activities without any requirement of further action being taken by our stockholders to authorize the issuance of the shares or to approve the transaction or the redirected business activities. Any additional issuances of any of our securities will not require the approval of our stockholders and may have the effect of further diluting the equity interest of stockholders.

Proposal to Amend Certificate of Incorporation to Increase Authorized Shares. Our management is submitting a proposal to stockholders to be voted on at our annual meeting of stockholders scheduled to be held on June 11, 2002 to increase the number of shares of common stock we are authorized to issue under our Certificate of Incorporation from 40,000,000 to 100,000,000 shares. If this proposal is approved by stockholders and our Certificate of Incorporation is amended, these shares would be available to be issued by action of our Board of Directors without the necessity for any further approvals or action by our stockholders. The availability of those shares for issuance in a transaction relating to the redirection of our activities could result in additional dilution to our existing stockholders.

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

Control by Directors, Executive Officers, and Principal Stockholders. As of May 1, 2002, our Directors, executive officers, and stockholders who own beneficially 5% or more of our Common Stock, and their respective affiliates, in the aggregate, beneficially owned (including shares that the he or she has the right to acquire the beneficial ownership within 60 days following May 1, 2002) approximately 3,539,688 shares or 25.27% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.

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

OTHER RISKS WE FACE

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND PERSONS WHO OWN BENEFICIALLY 5% OR MORE OF OUR COMMON STOCK

     As of May 1, 2002, our Directors, Executive Officers and persons known by us to own beneficially 5% or more of our Common Stock, and their respective affiliates, in the aggregate, beneficially owned (including shares that they, he or she has the right to acquire the beneficial ownership within 60 days following May 1, 2002) approximately 3,539,588 shares or 25.27% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b   Reports on Form 8-K

              During the quarter ended March 31, 2002, we filed the following Current Reports on Form 8-K:

                    (a) Current Report on Form 8-K for event dated January 8, 2002. Item 7.

                    (b) Current Report on Form 8-K for event dated February 15, 2002. Items 5 and 7.

                    (c) Current Report on Form 8-K for event dated February 25, 2002. Item 7.

                    (d) Current Report on Form 8-K for event dated March 15, 2002. Items 5 and 7.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUITE101.COM, INC.
                                    -----------------
                                    (Registrant)


Date:  May 14, 2002                 /s/Mitchell G. Blumberg
                                    ------------------------------
                                    Mitchell G. Blumberg
                                    President and Chief Executive Officer
                                    (Principal Executive Officer, and Director)

                                    /s/Cara M. Williams
                                    ------------------------------
                                    Cara M. Williams
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)