Form 10QSB
period 2002-06-30
SUITE 101 COM INC
filed 2002-08-13
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002; or

     [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from                 to
                                                              --------------
          ---------------.


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

                           YES    [X]       NO
                               ----------       ----------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class                       Outstanding at August 1, 2002
       -----------------------              -----------------------------
       COMMON STOCK, PAR VALUE                       13,745,202
           $.001 PER SHARE



                  Transitional Small Business Disclosure Format

                              YES [ ]       NO [X]

                               SUITE101.COM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION                                                  PAGE NO.

Item 1.      Financial Statements                                                      3

             Independent Accountants' Report                                           3

             Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001        4

             Consolidated Statements of Operations -- Three-Month and
             Six-Month Periods Ended June 30, 2002 and June 30, 2001                   5

             Consolidated Statements of Cash Flows -- Six-Month Periods Ended
             June 30, 2002 and June 30, 2001                                           6

             Notes to Consolidated Financial Statements -- June 30, 2002 and
             June 30, 2001                                                           7-14


Item 2.      Management's Discussion and Analysis or Plan of Operations             15-22


PART II      OTHER INFORMATION                                                        23

Item 4.      Submission of Matters to a Vote of Security Holders                      23

Item 5       Other Information                                                        23

Item 6.      Exhibits and Reports on Form 8-K                                       24-36

ITEM 1.  FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANTS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SUITE101.COM, INC.
VANCOUVER, B.C., CANADA


We have reviewed the accompanying consolidated balance sheet of SUITE101.COM, INC. and subsidiaries as of June 30, 2002, the related consolidated statements of operations for the six-month and three-month periods then ended, and the related statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Corporation's management.

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


                                       N.I. Cameron Inc. (signed)
VANCOUVER, B.C.                          CHARTERED ACCOUNTANTS
July 5, 2002

                               SUITE101.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                           (EXPRESSED IN U.S. DOLLARS)




                                                                      JUNE 30,     DECEMBER 31,
                                                                          2002             2001
                                                                    ----------     ------------
                                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash                                                           $3,091,285      $4,048,630
     Accounts receivable                                                21,327          42,289
     Prepaid expenses                                                   22,638          68,453
                                                                    ----------      ----------
                                                                     3,135,250       4,159,372
                                                                    ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)
     Computer equipment                                                219,848         217,394
     Furniture and fixtures                                             23,481          22,352
     Leasehold improvements                                              8,394           7,990
                                                                    ----------      ----------
                                                                       251,723         247,736
     Less:  accumulated amortization                                   141,603         127,295
                                                                    ----------      ----------
                                                                       110,120         120,441
                                                                    ----------      ----------
TOTAL ASSETS                                                        $3,245,370      $4,279,813
                                                                    ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                               $   23,569      $  223,531
                                                                    ----------      ----------

CAPITAL STOCK (Notes 4, 5 and 8)
     Authorized:
       40,000,000 common shares with a par value of $0.001 each
       1,000,000 preferred shares with a par value of $0.01 each
     Issued:
       13,651,402 common shares                                         13,652          13,155
DEFERRED COMPENSATION                                                       --         (14,034)
ADDITIONAL PAID-IN CAPITAL                                          10,501,169      10,377,576
DEFICIT                                                             (7,215,929)     (6,233,343)
EQUITY ADJUSTMENT FROM FOREIGN
     CURRENCY TRANSLATION                                              (77,091)        (87,072)
                                                                    ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                                           3,221,801       4,056,282
                                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $3,245,370      $4,279,813
                                                                    ==========      ==========

COMMITMENTS AND SUBSEQUENT EVENTS (Notes 3 and 8)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED
                         JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,       JUNE 30,        JUNE 30,         JUNE 30,
                                                      2002            2001           2002             2001
                                                  -----------     -----------     -----------     -----------
ADMINISTRATIVE EXPENSES                           $    75,325     $    51,597     $   183,158     $    94,747
                                                  -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS                                  (75,325)        (51,597)       (183,158)        (94,747)
                                                  -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSES)
    Forfeited deposit                                  45,736            --            45,736            --
    Other income, net                                  12,817          54,573          24,936         128,003
                                                  -----------     -----------     -----------     -----------
                                                       58,553          54,573          70,672         128,003
                                                  -----------     -----------     -----------     -----------
NET INCOME (LOSS) FROM CONTINUING
OPERATIONS                                            (16,772)          2,976        (112,486)         33,256

LOSS FROM DISCONTINUED
OPERATIONS (Note 10)                                 (102,412)       (485,135)       (870,100)       (938,882)
                                                  -----------     -----------     -----------     -----------
NET LOSS                                          $  (119,184)    $  (482,159)    $  (982,586)    $  (905,626)
                                                  ===========     ===========     ===========     ===========
INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS                             $      --       $      --       $     (0.01)    $      --
                                                  ===========     ===========     ===========     ===========
INCOME (LOSS) PER SHARE
    Basic and Diluted                             $     (0.01)    $     (0.04)    $     (0.07)    $     (0.07)
                                                  ===========     ===========     ===========     ===========
    Weighted average common shares outstanding     13,386,968      13,155,046      13,294,700      13,155,046
                                                  ===========     ===========     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                    JUNE 30,       JUNE 30,
                                                                                        2002           2001
                                                                                 -----------     ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net loss                                                                    $  (982,586)    $ (905,626)
     Adjustment to reconcile net loss to net cash used in operating activities
         Stock-based compensation                                                     14,034         30,999
         Loss on disposal of leasehold improvements                                     --            7,210
         Amortization                                                                 17,370         19,190
                                                                                 -----------     ----------
                                                                                    (951,182)      (848,227)
     Changes in operating assets and liabilities
         Accounts receivable                                                          22,306           (732)
         Prepaid expenses and deposits                                                47,163        (18,320)
         Accounts payable and accrued expenses                                      (201,195)         8,716
                                                                                 -----------     ----------
     Net cash used in operating activities                                        (1,082,908)      (858,563)
                                                                                 -----------     ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                        (2,360)       (15,868)
     Proceeds on disposal of property, plant and equipment                               627           --
                                                                                 -----------     ----------
     Net cash used in investing activities                                            (1,733)       (15,868)
                                                                                 -----------     ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Proceeds from issuance of common stock and warrants                             124,089           --
                                                                                 -----------     ----------
     Net cash provided by financing activities                                       124,089           --
                                                                                 -----------     ----------
EFFECT OF EXCHANGE RATES ON CASH                                                       3,207           (160)
                                                                                 -----------     ----------
NET INCREASE (DECREASE) IN CASH                                                     (957,345)      (874,591)

CASH AT BEGINNING OF PERIOD                                                        4,048,630      5,671,211
                                                                                 -----------     ----------
CASH AT END OF PERIOD                                                            $ 3,091,285     $4,796,620
                                                                                 ===========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

1        THE COMPANY

         Suite101.com Inc. (formerly known as Kinetic Ventures Ltd. (the "Company")) was incorporated in the State of California, United States on May 20, 1991, and reincorporated in the State of Delaware, United States on December 31, 1993. By way of a reverse takeover on December 8, 1998 (see Note 2) the Company acquired a wholly-owned subsidiary i5ive communications inc. ("i5ive"). Until operations ceased on May 31, 2002 (Note 10) i5ive was engaged in the creation, operation and maintenance of a World Wide Web based community.

         Going Concern

         The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. Based on the current level of expenditures, the Company has sufficient funds to meet expenses for at least one year. At June 30, 2002, the Company had accumulated $7,215,929 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

         Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc., a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at June 30, 2002, there were no operations in Endovascular, Inc.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (b)   Research and Development

               Research and development costs are expensed as incurred.

         (c)   Foreign Exchange

               Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at June 30, 2002 and December 31, 2001 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

               (equivalent CDN$ per U.S.$)             June 30,     December 31,
                                                           2002             2001
                                                       --------     ------------
               Exchange rate                            .6595          .6278

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


3.       RELATED PARTY TRANSACTIONS

         (a) The Company has incurred salaries, termination payments and consulting fees of $209,372 during the period ended June 30, 2002 (2001 - $76,101) to three directors of the Company.

         (b) Management fees of $104,382 have been paid during the period ended June 30, 2002 to a corporation controlled by a director of the Company.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

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

         (b) During the year ended December 31, 2000, the Company issued 625,000 warrants as part of the private placement of Notes payable. Each warrant entitled the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter. During the current period, the exercise price of these warrants was changed to $0.52 and the expiry date was changed to July 15, 2003. To date, none of these warrants have been exercised.

         (c) During the current period, the Company issued 496,356 common shares for total proceeds of $124,089 upon exercise of stock options.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         The following is a table of stock options under the Plan as at June 30, 2002:

                                                                                                                 Balance
          Option        Expiry              Vesting        Balance      Granted   Expires (Exp)    Balance   Exercisable
         Exercise         Date                 Date   December 31,       During   Exercised (E)   June 30,      June 30,
           Price    (mm/dd/yy)           (mm/dd/yy)           2001   the Period   Cancelled (C)       2002          2002
         --------   ----------   ------------------   ------------   ----------   -------------   --------   -----------
           $1.50     12/04/03    12/04/99                  159,037           --      25,510 (C)    133,527       133,527
            1.50     12/04/03    12/04/00                   27,837           --      11,626 (C)     16,211        16,211
            1.50     02/23/09    (1/3) 02/23/00             50,000           --              --     50,000        50,000
                                 (1/3) 02/23/01
                                 (1/3) 02/23/02
            1.50     04/27/09    (1/3) 04/27/00             50,000           --              --     50,000        50,000
                                 (1/3) 04/27/01
                                 (1/3) 04/27/02
            1.50     06/11/09    06/11/00                   10,000           --              --     10,000        10,000
            1.50     10/25/05    (1/2) 10/25/00            100,000           --              --    100,000       100,000
                                 (1/2) 10/25/01
            1.50     11/13/04    11/13/99                  137,900           --              --    137,900       137,900
            1.50     11/13/04    11/13/00                  646,300           --      34,000 (C)    612,300       612,300
            3.53     01/31/02    (1/2) 01/31/00              4,000           --     4,000 (Exp)         --            --
                                 (1/2) 01/31/01
            1.50     03/21/05    03/21/01                   20,000           --              --     20,000        20,000
            1.50     01/31/05    16,668 - 01/31/01          50,000           --       6,666 (C)     43,334        43,334
                                 16,666 - 01/31/02
                                 16,666 - 01/31/03
            1.50     04/17/05    20,402 - 04/17/00          60,067           --       6,666 (C)     53,401        53,401
                                 30,137 - 04/17/01
                                 30,133 - 04/17/02
                                 30,133 - 04/17/03
            1.50     07/05/05    3,222 - 07/05/00           56,443           --       6,666 (C)     49,777        49,777
                                 17,740 - 07/05/01
                                 17,740 - 07/05/02
                                 17,741 - 07/05/03
            0.25     12/21/05    585,476 - 12/21/00        999,236           --     335,754 (E)    663,482       663,482
                                 420,677 - 12/21/01
            1.50     06/12/10    06/12/00                   10,000           --              --     10,000        10,000
            0.25     01/04/06    136,073 - 01/04/01        484,410           --      58,865 (C)    267,570       267,570
                                 376,507 - 01/04/02                                 157,975 (E)
                                 50,000 - 01/04/03
            0.25     05/10/06    05/10/01                    4,268           --        2,627(E)      1,641         1,641
            0.17     06/04/11    06/04/01                   10,000           --              --     10,000        10,000
            0.25     10/03/06    2,516 - 10/30/01           15,516           --              --     15,516        15,516
                                 3,000 - 01/04/02
                                 10,000 - 01/04/03
            0.27     02/25/12    50,001 - 02/25/03              --       150,000             --    150,000            --
                                 50,001 - 02/25/04
                                 49,998 - 02/25/05
            0.27     02/27/07    16,667 - 02/27/03              --        50,000             --     50,000            --
                                 16/667 - 02/27/04
                                 16/666 - 02/27/05
            0.50     06/11/12    06/11/03                       --        20,000             --     20,000            --

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 20, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         As a result of the termination of certain employees and directors, and a directors' resolution made during the period, changes have been made to the expiry dates and vesting dates of the above options as follows:

            a) All options other than the $0.27 and $0.50 options became immediately vested.

            b) Of the remaining $1.50 options, the expiry dates are as follows:

                         July 7, 2002              3,334
                         July 31, 2002            67,668
                         June 30, 2003         1,065,110
                         December 4, 2003         45,138
                         November 13, 2004       105,200


            c) Of the remaining $0.25 options, the expiry dates are as follows:

                         July 7, 2002              4,075
                         July 31, 2002            94,138
                         December 31, 2002       722,426
                         January 4, 2006         127,570

            d) The $0.17 options will expire December 31, 2002.

         The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% and no expected dividends:


         Number of    Exercise       Grant Date            Value      Volatility       Expected
          Options       Price                                         Assumption     Options Life
         ----------------------------------------------------------------------------------------

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended June 30, 2002 would have been as follows:

                  Net loss
                        As reported                             $(982,586)
                        Pro forma                               $(1,047,100)
                  Basic net loss per share
                        As reported                             $(0.07)
                        Pro forma                               $(0.08)


6.       INCOME TAXES

         At June 30, 2002, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $2,142,000 less a valuation allowance of $2,142,000. The valuation allowance on deferred tax assets increased by $302,000 during the period ended June 30, 2002.

         At June 30, 2002, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $5,380,000. These carryforwards begin to expire in 2003.

         At June 30, 2002, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $641,000 less a valuation allowance of $641,000. The valuation allowance on deferred tax assets increased by $76,000 during the period ended June 30, 2002. The Company has approximately $1,500,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income.


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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


8.       COMMITMENTS AND SUBSEQUENT EVENTS (CONTINUED)

         (d) During the year ended December 31, 2001, the Company entered into an operating lease for its office space. The lease expires March 31, 2003 and provides for monthly payments commencing May 1, 2001 of $1,992 plus the Company's proportionate share of operating costs and taxes (currently $1,092 per month). Under the terms of the lease, the Company has an option to renew the lease for a further period of three years.

         (e) The Company is obligated under the terms of an agreement to make monthly payments of $1,484 until April 2003 for the hosting of its server.


9.       COMPREHENSIVE INCOME (LOSS)

                                                             JUNE 30,      JUNE 30,
                                                                 2002          2001
                                                           ------------------------

         Net loss as reported                              $(982,586)     $(905,626)
         Add (deduct)
              Foreign currency translation adjustments         9,981            729
                                                           ------------------------
         Comprehensive Income (Loss)                       $(972,605)     $(904,897)
                                                           ========================
         Accumulated other comprehensive income
              Foreign currency translation adjustments
                  Balance at beginning of period           $ (87,072)     $ (61,890)
                  Change during the period                     9,981            729
                                                           ------------------------
                  Balance at end of period                 $ (77,091)     $ (61,161)
                                                           ========================

10.      DISCONTINUED OPERATIONS

         On May 31, 2002, the Company decided to discontinue its internet-based activities and is currently seeking to dispose of its website assets. As at June 30, 2002, the assets and liabilities of this discontinued business were comprised of the following:

             Assets
                   Property, plant and equipment                      $110,120
                                                                      ========
             Liabilities
                   Accounts payable                                   $ 17,175
                                                                      ========


             Revenues from discontinued operations are as follows:

                  Three Months Ended     Three Months Ended     Six Months Ended     Six Months Ended
                       June 30, 2002          June 30, 2001        June 30, 2002        June 30, 2001
                  -----------------------------------------------------------------------------------
                                $141                     $1               $6,799                 $262
                  ===================================================================================

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


A COMPARISON OF OUR OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND THE SIX MONTHS ENDED JUNE 30, 2001

         Administrative expenses were $183,158 during the six months ended June 30, 2002 compared with $94,747 during the six months ended June 30, 2001. This increase was primarily the result of an increase in professional fees and an increase in stockholder reporting costs.

         Our Loss From Operations was $183,158 during the six-month period ended June 30, 2002 compared with $94,747 during the six-month period ended June 30, 2001. The increase in our Loss From Operations during the six-month periods ended June 30, 2002 compared with the six-month period ended June 30, 2001 was the result of the increase in our administrative expenses.

         Other income was $70,672 during the six-month period ended June 30, 2002 compared to $128,003 during the six-month period ended June 30, 2001. Included in other income is income attributable to interest earned on bank balances; during the six-month period ended June 30, 2002, net interest income was $24,936 compared to $128,003 during the comparative six-month period ended June 30, 2001. The decline in the net interest earned results from the decline in bank cash balances carried through these periods. Also included in other income during the six months ended June 30, 2002 is income from forfeited deposits of $45,000. Effective March 15, 2002, i5ive communications inc. ("i5ive"), our wholly-owned subsidiary, entered into an option agreement with Double B Holdings, LLC, a privately-owned non-affiliated entity organized for the purpose of acquiring the option. The option granted Double B the right to purchase the web site assets owned and operated by i5ive. The terms of the option agreement provided that Double B, in consideration of a non-refundable payment of $15,000, had the right to purchase the assets for a period of thirty days and, in consideration of a further non-refundable payment of an additional $30,000, had the right to purchase the assets for an additional thirty days. Both deposits were paid and the option expired on May 14, 2002 and the option deposits were forfeited.

         On May 31, 2002, the Company decided to discontinue its internet-based activities and sought to dispose of its web site assets. During the six months ended June 30, 2002 our revenue from discontinued operations was $6,799 compared with $262 during the six months ended June 30, 2001. The revenue during the six month period ended June 30, 2002 were primarily attributable to revenues generated from two service contracts that we entered into with Barnes&Noble.com to provide introductions for a series of e-books and to provide proofreading services for the related digitized books. During the six month period ended June 30, 2001, the $262 in revenue was primarily attributable to software licensing revenues of i5ive. The net loss during the six months ended June 30, 2002 from discontinued operations was $870,100 compared with $938,882 during the six months ended June 30, 2001. The decrease was primarily the result of a change in our compensation arrangements with our contributing editors and the cessation of all our marketing activities focused at promoting our web site activities.

         Our Net Loss was $982,586 during the six-month period ended June 30, 2002 compared with $905,626 during the six-month period ended June 30, 2001. The increase in our Net Loss during this six-month period ended June 30, 2002 compared with the six-month period ended June 30, 2001 was the result of the increase in our administrative expenditures and a decrease in our other income.

LIQUIDITY AND CAPITAL RESOURCES

         The report of our independent auditors on their audit of our financial statements as of December 31, 2001 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. At June 30, 2002, our cash balance was $3,091,285. The majority of these funds are currently held as U.S. funds in our bank accounts earning interest based on the US Base Rate. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2002. Currently, we have no source of revenues.

         During the six months ended June 30, 2002 our cash balances decreased by $957,345 of which approximately $520,000 represents severance costs paid to our employees and independent contractors upon their termination from the Company and approximately $200,000 was a reduction in accounts payable. We estimate our ongoing monthly cash outflow will amount to approximately $30,000.

         The terms of the 625,000 outstanding common stock purchase warrants that were issued during the year ended December 31, 2000 as part of a private placement were amended effective May 21, 2002. The purchase price was reduced to $0.52 from $5.00 and the expiration date was extended to July 15, 2003 from July 15, 2002. The warrants were issued in a private sale of securities in 2000.

         In December 2001, we announced that our Board of Directors was engaged in a review of our activities with a view to the possible redirection of our operations in an effort to enhance and maximize shareholder values. On February 14, 2002, effective January 31, 2002, the Company entered into an agreement with Creative Marketeam Canada Ltd., a corporation wholly owned by Douglas Loblaw, our former Chief Operating Officer and, since February 25, 2002, a Director of our Company, to provide continuing management and operating services, at Marketeam's expense, for the day-to-day operations of the Suite101 web site, known as Suite101.com. Subsequently, on February 25, 2002, Mr. Loblaw was elected a Director of our Company. In consideration of the services performed by Marketeam, we paid Marketeam a fee of $26,000 per month, plus an amount equal to our receipts from our contracts with Barnes&Noble.com. This management and operating services agreement was terminated on May 31, 2002, subsequent to the expiry of the Option with Double
B. On May 31, 2002 the Company decided to discontinue its internet-based activities and sought to dispose of its web site assets.

         On July 17, 2002, effective June 1, 2002, the Company's wholly-owned subsidiary, i5ive, completed the sale of its web site assets to Creative Marketeam Canada, Ltd. In consideration for the assets, Marketeam issued to i5ive a 15% equity interest in Marketeam and agreed that in the event the assets are resold by Marketeam within one (1) year, a sum equal to the proceeds of the sale would be paid over to i5ive. The sale of web site assets was a result of the determination of the Board of Directors made in December 2001 to seek to redirect the Company's activities. The i5ive assets sold to Marketeam were the subject of the option agreement entered into in March 2002 with Double B which option agreement expired in May 14, 2002 without having been exercised. The web site assets were not producing any material revenues and were contributing to an outflow of cash. The sale of the i5ive assets to Marketeam was unanimously approved by Messrs. Blumberg, Campbell and Peters constituting all Suite101's directors not having any interest in the transaction.


         Management of Suite101 is currently seeking to redirect its activities into another area of business and it is expected that this will involve a business combination or other material transaction. Our current plan is to utilize our available cash and other resources, including possibly, shares of our Common Stock, to redirect our business activities. We believe that these activities will be unrelated to the operation of an Internet Web site. As of August 1, 2002, there are no definitive agreements or agreements in principal relating to the acquisition of any other business activities by us and we are unable to state the nature of the business activities that may be undertaken in the future. It is expected that the redirection of our business activities will involve us in a business combination or other material transaction. Until we complete a transaction resulting in a redirection of our business activities, we expect to continue to incur expenses without any material revenues. In addition, we may incur reductions in the carrying value of our fixed assets in connection with our efforts to redirect our activities.


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

No Material Operations or Revenues. We have no current material operations or source of revenue. We will sustain continuing administrative expenses maintaining our office and carrying out our public reporting requirements, as well as for other possible purposes, at least until the consummation of a business acquisition. This can be expected to result in us incurring ongoing net operating losses and an outflow of our cash that could continue until we can consummate a business acquisition. There can be no assurance that we can identify a suitable business opportunity and consummate a business acquisition or that any transaction we consummate will be on favorable terms or result in profitable operations. We are unable to predict when any such transaction may be completed.

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

Issuance Of Additional Shares. Our Certificate of Incorporation currently authorizes our Board of Directors to issue up to 40,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, of which, as of August 1, 2002, 13,745,202 shares of Common Stock are issued and outstanding and no shares of Preferred Stock are outstanding. At our annual meeting of stockholders held on June 11, 2002 the stockholders approved the increase the number of shares of common stock we are authorized to issue under our Certificate of Incorporation from 40,000,000 to 100,000,000 shares. Subject to the filing with the State of Delaware of the Certificate of Amendment effectuating the increase in our authorized number of shares, the 86,254,798 shares of Common Stock and 1,000,000 shares of Preferred Stock that will be authorized but are not issued or outstanding will be able to be issued by action of our Board of Directors in a transaction resulting in the redirection of our activities without any requirement of further action being taken by our stockholders to authorize the issuance of the shares or to approve the transaction or the redirected business activities. Any additional issuances of any of our securities will not require the approval of our stockholders and may have the effect of further diluting the equity interest of stockholders.

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

There Is No Assurance Of An Active Public Market For Our Common Stock And The Price Of Our Common Stock May Be Volatile. Given the relatively minimal public float and trading activity in our securities, there is little likelihood of any active and liquid public trading market developing for our shares. If such a market does develop, the price of the shares may be volatile. Since the shares do not qualify to trade on any exchange or on NASDAQ, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the "pink sheets" or a successor trading market. In the light of our operating history, continuing losses and financial condition, are not necessarily indicative of our value. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

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


Control by Directors, Executive Officers, and Principal Stockholders. As of August 1, 2002, our Directors, executive officers, and stockholders who own beneficially 5% or more of our Common Stock, and their respective affiliates, in the aggregate, beneficially owned (including shares that the he or she has the right to acquire the beneficial ownership within 60 days following August 1,
2002) approximately 3,559,588 shares or 24.51% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.


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

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 11, 2002, the Company held its annual meeting of stockholders. At the meeting, stockholders were requested to vote on the election of four persons as Directors of the Company to serve until the next annual meeting of stockholders in 2003 and until their respective successors are elected and qualified. The stockholders were also requested to vote on a proposal to approve the amendment of our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue under our Certificate of Incorporation from 40,000,000 to 100,000,000 shares.

         At the meeting, the following persons were elected as Directors and received the following votes:

                                  -------------------------------------
                                       NUMBER OF VOTES RECEIVED
                                  -------------------------------------
                                                              ABSTAINED
         NOMINEES                 IN FAVOR     WITHHELD    OR NOT VOTED
         Mitchell G. Blumberg     8,818,125        167           43,350
         John K. Campbell         8,763,371     54,921           43,350
         Douglas F. Loblaw        8,763,371     54,921           43,350
         Brent J. Peters          8,763,371     54,921           43,350

         The proposal to approve the adoption of the amendment in the number of shares of common stock we are authorized to issue under our Certificate of Incorporation from 40,000,000 to 100,000,000 shares was approved by the favorable vote of a majority of the shares present and voting at the meeting with the following vote:

                   In favor -  8,651,777 shares
                   Against -  209,765 shares
                   Abstained - 100 shares


ITEM 5.  OTHER INFORMATION.

         On July 17, 2002, our wholly-owned subsidiary, i5ive Communications, Inc., completed the sale as of June 1, 2002 of its Web site assets to Creative Marketeam Canada, Ltd. In consideration for the assets, Marketeam issued to i5ive a 15% equity interest in Marketeam and agreed that in the event the assets are resold by Marketeam within one (1) year, a sum equal to the proceeds of the sale would be paid over to i5ive.

         Marketeam provided management and operating services to i5ive during the period February 1, 2002 through May 31, 2002. Marketeam is currently owned by Douglas F. Loblaw, a Director of Suite101 and former Chief Operating Officer of Suite101. The i5ive assets sold to Marketeam were the subject of an option agreement entered into in March 2002 with an unaffiliated party which option agreement expired in May, 2002 without having been exercised. The sale of the i5ive assets to Marketeam was unanimously approved by Messrs. Blumberg, Campbell and Peters constituting all Suite101's directors not having any interest in the transaction. The Web site assets were not producing any material revenues and were contributing to an outflow of cash. At June 30, 2002, the Web site assets sold had a net book value of $103,740.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.1 Agreement of Purchase and Sale made and entered into as of June 1, 2002, by and between Creative Marketeam Canada Ltd. and i5ive Communications Inc.
               99.1     Chief Executive Officer's Certification
               99.2     Chief Financial Officer's Certification

         (b)   Reports on Form 8-K

               During the quarter ended June 30, 2002, we filed the following Current Reports on Form 8-K:

               (a)  Current Report on Form 8-K for event dated May 15, 2002.
                    Item 7.

               (b) Current Report on Form 8-K for event dated May 21, 2002. Items 5.


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


                                   SUITE101.COM, INC.
                                   -----------------
                                   (Registrant)


Date:  August 13, 2002             /s/ Mitchell G. Blumberg
                                   ------------------------
                                   Mitchell G. Blumberg
                                   President and Chief Executive Officer
                                   (Principal Executive Officer, and Director)

                                   /s/ Cara M. Williams
                                   --------------------
                                   Cara M. Williams
                                   (Principal Financial and Accounting Officer)