Form 10QSB
period 2002-09-30
SUITE 101 COM INC
filed 2002-11-14
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002; or


|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to_________.

                         Commission file Number: 0-25136

                                SUITE101.COM INC.
        (Exact name of small business issuer as specified in its charter)

 DELAWARE                                                      33-0464753
 -------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S. employer
 incorporation of organization)                              identification no.)



         SUITE 210 - 1122 MAINLAND STREET, VANCOUVER, BC, CANADA V6B 5L1
 -------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

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

                     YES ___X_____ NO __________


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding at November 1, 2002
--------------------------------       -----------------------------------------
COMMON STOCK, PAR VALUE                                13,751,222
     $.001 PER SHARE



                  Transitional Small Business Disclosure Format

                                 YES |_| NO |X|

                               SUITE101.COM, INC.

                        QUARTERLY REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS


PART I                   FINANCIAL INFORMATION                                                          PAGE NO.

Item 1.                  Financial Statements                                                              3


                         Independent Accountants' Report                                                   3

                         Consolidated Balance Sheets - September 30, 2002 and December 31, 2001            4

                         Consolidated Statements of Operations - Three-Month and
                         Nine-Month 5 Periods Ended September 30, 2002 and
                         September 30, 2001                                                                5

                         Consolidated Statements of Cash Flows - Nine-Month
                         Periods Ended 6 September 30, 2002 and September 30,
                         2001                                                                              6

                         Notes to Consolidated Financial Statements - September 30, 2002 and
                         September 30, 2001                                                               7-15


Item 2.                  Management's Discussion and Analysis or Plan of Operation                       16-22

Item 3.                  Controls and Procedures                                                           22


PART II                  OTHER INFORMATION                                                                 23

Item 6.                  Exhibits and Reports on Form 8-K                                                23-27


ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors and Stockholders of SUITE101.COM, INC.
VANCOUVER, B.C., CANADA


We have reviewed the accompanying consolidated balance sheet of SUITE101.COM, INC. and subsidiaries as of September 30, 2002, the related consolidated statements of operations for the nine-month and three-month periods then ended, and the related statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Corporation's management.

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







                                                N.I. Cameron Inc. (signed)
VANCOUVER, B.C.                                 CHARTERED ACCOUNTANTS
October 31, 2002

                               SUITE101.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                           (EXPRESSED IN U.S. DOLLARS)


                                                              ASSETS
                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                    2002               2001
                                                                               -------------       ------------
                                                                                (UNAUDITED)
CURRENT ASSETS

     Cash                                                                        $ 3,003,827         $4,048,630
     Accounts receivable                                                              19,371             42,289
     Prepaid expenses                                                                 78,103             68,453
                                                                                 -----------         ----------
                                                                                   3,101,301          4,159,372
                                                                                 -----------         ----------

INVESTMENTS, AT COST (NOTE 3(C))                                                           1                 --
                                                                                 -----------         ----------
PROPERTY, PLANT AND EQUIPMENT, AT COST (NOTE 2)
     Computer equipment                                                                2,520            217,394
     Furniture and fixtures                                                                -             22,352
     Leasehold improvements                                                            8,019              7,990
                                                                                 -----------         ----------
                                                                                      10,539            247,736
     Less:  accumulated amortization                                                   4,113            127,295
                                                                                 -----------         ----------
                                                                                       6,426            120,441
                                                                                 -----------         ----------
TOTAL ASSETS                                                                     $ 3,107,728         $4,279,813
                                                                                 ===========         ==========


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                            $    26,739         $  223,531
                                                                                 -----------         ----------
CAPITAL STOCK (NOTES 4, 5 AND 8)
     Authorized:
         40,000,000 common shares with a par value of $0.001 each
         1,000,000 preferred shares with a par value of $0.01 each
     Issued:
         13,751,222 common shares                                                     13,752             13,155
DEFERRED COMPENSATION                                                                      -            (14,034)
ADDITIONAL PAID-IN CAPITAL                                                        10,526,024         10,377,576
DEFICIT                                                                           (7,378,246)        (6,233,343)
EQUITY ADJUSTMENT FROM FOREIGN
     CURRENCY TRANSLATION                                                            (80,541)           (87,072)
                                                                                 -----------         ----------
TOTAL STOCKHOLDERS' EQUITY                                                         3,080,989          4,056,282
                                                                                 -----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $3,107,728         $4,279,813
                                                                                 ===========         ==========
COMMITMENTS (NOTE 8)


       The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     ---------------------------------      -------------------------------
                                                     SEPTEMBER 30       SEPTEMBER 30         SEPTEMBER 30     SEPTEMBER 30
                                                          2002              2001                  2002            2001
                                                     --------------    ---------------      --------------    -------------

ADMINISTRATIVE EXPENSES                                $    75,044        $    45,111        $   258,202      $   139,858
                                                       -----------        -----------        -----------      -----------
LOSS FROM OPERATIONS                                       (75,044)           (45,111)          (258,202)        (139,858)
                                                       -----------        -----------        -----------      -----------
OTHER INCOME (EXPENSES)
  Loss on disposal of assets                               (99,887)                 -            (99,887)               -
  Forfeited deposit                                              -                  -             45,736                -
  Other income, net                                         12,614             38,654             37,550          166,657
                                                       -----------        -----------        -----------      -----------
                                                           (87,273)            38,654            (16,601)         166,657
                                                       -----------        -----------        -----------      -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS              (162,317)            (6,457)          (274,803)          26,799

LOSS FROM DISCONTINUED OPERATIONS (NOTE 10)                      -           (366,060)          (870,100)      (1,304,942)
NET LOSS                                               $  (162,317)       $  (372,517)       $(1,144,903)     $(1,278,143)
                                                       ===========        ===========        ===========      ===========

INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS     $     (0.01)       $         -        $     (0.02)     $         -
                                                       ===========        ===========        ===========      ===========
INCOME (LOSS) PER SHARE
  Basic and Diluted                                    $     (0.01)          $  (0.03)       $     (0.09)     $     (0.10)
                                                       ===========        ===========        ===========      ===========
  Weighted average common shares outstanding            13,697,891         13,155,046         13,430,574       13,155,046
                                                       ===========        ===========        ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE NINE-MONTH PERIOD ENDED
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                   2002             2001
                                                                              -------------     -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net loss                                                                    $  (1,144,903)    $  (1,278,143)
Adjustment to reconcile net loss to net cash used in operating activities:
  Stock-based compensation                                                           14,034            46,392
  Loss on disposal of assets                                                         99,887             7,210
  Amortization                                                                       17,857            31,795
                                                                              -------------     -------------
                                                                                 (1,013,125)       (1,192,746)
Changes in operating assets and liabilities
  Accounts receivable                                                                23,322             6,313
  Prepaid expenses and deposits                                                      (9,196)          (29,379)
  Accounts payable and accrued expenses                                            (196,906)          (19,433)
                                                                              -------------     -------------
  Net cash used in operating activities                                          (1,195,905)       (1,235,245)
                                                                              -------------     -------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Proceeds on disposal of property, plant and equipment                                 728                 -
  Purchase of capital assets                                                         (2,360)          (44,125)
                                                                              -------------     -------------
  Net cash used in investing activities                                              (1,632)          (44,125)
                                                                              -------------     -------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Shares issued                                                                     149,044                 -
                                                                              -------------     -------------
  Net cash provided by financing activities                                         149,044                 -
                                                                              -------------     -------------
EFFECT OF EXCHANGE RATES ON CASH                                                      3,690          (25,738)
                                                                              -------------     -------------
NET DECREASE IN CASH                                                             (1,044,803)       (1,305,108)

CASH AT BEGINNING OF PERIOD                                                       4,048,630         5,671,211
                                                                              -------------     -------------
CASH AT END OF PERIOD                                                            $3,003,827        $4,366,103
                                                                              =============     =============


        The accompanying notes are an integral part of these consolidated financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

         Going Concern

         The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. Based on the current level of expenditures, the Company has sufficient funds to meet expenses for at least one year. At September 30, 2002, the Company had accumulated $7,378,246 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

         Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc., a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at September 30, 2002, there were no operations in Endovascular, Inc.

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

                              SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (b)      Research and Development

                  Research and development costs are expensed as incurred.

         (c)      Foreign Exchange

                  Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at September 30, 2002 and December 31, 2001 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

                   (equivalent CDN $ per U.S.$)          September 30,          December 31,
                                                         2002                   2001
                                                         ---------------------------------------
                   Exchange rate                         .6300                  .6278

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

3.       RELATED PARTY TRANSACTIONS

         (a) The Company has incurred salaries, termination payments and consulting fees of $218,039 during the nine months ended September 30, 2002 (2001 - $103,579) to three directors of the Company.

         (b) Management fees of $104,382 have been paid during the nine months ended September 30, 2002 to a corporation controlled by a director of the Company.

         (c) During the nine months ended September 30, 2002, the Company sold its website assets, as defined in the sales agreement, to a corporation controlled by a director of the Company. In consideration for this sale, the Company received $100 cash and 15% of the issued shares of the acquiring corporation. In addition, if any of these acquired assets are sold within one year of the closing date (July 17, 2002), the entire proceeds of that sale are payable to the Company. As at October 31, 2002, none of these assets have been sold. As security for this obligation, the acquiring corporation has issued a promissory note in the amount of $120,000 to the Company payable on July 17, 2003. This note will be forgiven by the Company provided the acquiring corporation has complied with the condition concerning sale of any assets. The Company has recorded its 15% interest in the acquiring corporation at $1 because there are no material assets in the acquiring corporation other than those acquired in this transaction.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

         (b) During the year ended December 31, 2000, the Company issued 625,000 warrants as part of the private placement of Notes payable. Each warrant entitled the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter. During the second quarter of 2002, the exercise price of these warrants was changed to $0.52 and the expiry date was changed to July 15, 2003. To date, none of these warrants have been exercised.

         (c) During the nine months ended September 30, 2002, the Company issued 596,176 common shares for total proceeds of $149,044 upon exercise of stock options.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND SEPTEMBER 20, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         The following is a table of stock options under the Plan as at September 30, 2002:


                                                                                                                    Balance
            Option       Expiry         Vesting            Balance     Granted     Expires (Exp)     Balance      Exercisable
           Exercise       Date           Date           December 31,    During     Exercised (E)  September 30,  September 30,
            Price      (mm/dd/yy)      (mm/dd/yy)           2001      the Period   Cancelled (C)      2002           2002
         -----------   ----------   -----------------   ------------  ----------   -------------  -------------  -------------

          $ 1.50       12/04/03              12/04/99      159,037            -         25,510(C)     133,527       133,527
            1.50       12/04/03              12/04/00       27,837            -         12,964(C)      14,873        14,873
            1.50       02/23/09        (1/3) 02/23/00       50,000            -              -         50,000        50,000
                                       (1/3) 02/23/01
                                       (1/3) 02/23/02
            1.50       04/27/09        (1/3) 04/27/00       50,000            -              -         50,000        50,000
                                       (1/3) 04/27/01
                                       (1/3) 04/27/02
            1.50       06/11/09              06/11/00       10,000            -              -         10,000        10,000
            1.50       10/25/05        (1/2) 10/25/00      100,000            -              -        100,000       100,000
                                       (1/2) 10/25/01
            1.50       11/13/04              11/13/99      137,900            -          5,500(C)     132,400       132,400
            1.50       11/13/04              11/13/00      646,300            -        194,700(C)     451,600       451,600
            3.53       01/31/02        (1/2) 01/31/00        4,000            -     4,000(Exp)              -             -
                                       (1/2) 01/31/01
            1.50       03/21/05              03/21/01       20,000            -              -         20,000        20,000
            1.50       01/31/05     16,668 - 01/31/01       50,000            -         10,000(C)      40,000        40,000
                                    16,666 - 01/31/02
                                    16,666 - 01/31/03
            1.50       04/17/05     20,402 - 04/17/00       60,067            -         10,000(C)      50,067        50,067
                                    30,137 - 04/17/01
                                    30,133 - 04/17/02
                                    30,133 - 04/17/03
            1.50       07/05/05      3,222 - 07/05/00       56,443            -         10,000(C)      46,443        46,443
                                    17,740 - 07/05/01
                                    17,740 - 07/05/02
                                    17,741 - 07/05/03
            0.25       12/21/05    585,476 - 12/21/00      999,236            -        429,554(E)     565,269       565,269
                                   420,677 - 12/21/01                                    4,413(C)
            1.50       06/12/10              06/12/00       10,000            -              -         10,000        10,000
            0.25       01/04/06    136,073 - 01/04/01      484,410            -        180,415(C)     140,000       140,000
                                   376,507 - 01/04/02                                  163,995(E)
                                    50,000 - 01/04/03
            0.25       05/10/06              05/10/01        4,268            -                         1,641         1,641
                                                                                         2,627(E)
            0.17       06/04/11              06/04/01       10,000            -              -         10,000        10,000
            0.25       10/03/06      2,516 - 10/30/01       15,516            -              -         15,516        15,516
                                     3,000 - 01/04/02
                                    10,000 - 01/04/03
            0.27       02/25/12     50,001 - 02/25/03            -      150,000              -        150,000             -
                                    50,001 - 02/25/04
                                    49,998 - 02/25/05
            0.27       02/27/07     16,667 - 02/27/03            -       50,000              -         50,000             -
                                    16/667 - 02/27/04
                                    16/666 - 02/27/05
            0.50       06/11/12              06/11/03            -       20,000              -         20,000             -

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)
         As a result of the termination of certain employees and directors, and a directors' resolution made during the period, changes have been made to the expiry dates and vesting dates of the above options as follows:

                  i. All options other than the $0.27 and $0.50 options became immediately vested.


                  ii. Of the remaining $1.50 options, the expiry dates are as follows:

                           October 16, 2003                           43,800
                           June 30, 2003                           1,065,110

                  iii.     The $0.25 options will expire on December 31, 2002.

                  iv.      The $0.17 options will expire December 31, 2002.

      The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% and no expected dividends:


              Number of          Exercise           Grant Date             Value             Volatility            Expected
               Options             Price                                                     Assumption          Options Life
         -------------------- ---------------- --------------------- ------------------- -------------------- -------------------
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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

5.    STOCK OPTIONS (CONTINUED)

      THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

      If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended September 30, 2002 would have been as follows:

        Net loss
                 As reported                                 $ (1,144,903)
                 Pro forma                                   $ (1,212,697)
        Basic net loss per share
                 As reported                                 $ (0.09)
                 Pro forma                                   $ (0.09)

6.       INCOME TAXES

         At September 30, 2002, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $2,187,000 less a valuation allowance of $2,187,000. The valuation allowance on deferred tax assets increased by $347,000 during the period ended September 30, 2002.

         At September 30, 2002, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $5,438,000. These carryforwards begin to expire in 2003.

         At September 30, 2002, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $656,000 less a valuation allowance of $656,000. The valuation allowance on deferred tax assets increased by $91,000 during the period ended September 30, 2002. The Company has approximately $1,530,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income.


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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


8.       COMMITMENTS AND SUBSEQUENT EVENTS (CONTINUED)

         (d) During the year ended December 31, 2001, the Company entered into an operating lease for its office space. The lease expires March 31, 2003 and provides for monthly payments commencing May 1, 2001 of $1,903 plus the Company's proportionate share of operating costs and taxes (currently $1,043 per month). Under the terms of the lease, the Company has an option to renew the lease for a further period of three years.

         (e) The Company is obligated under the terms of an agreement to make monthly payments of $1,418 until April 2003 for the hosting of its former server.


9.       COMPREHENSIVE INCOME (LOSS)

                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                              2002                  2001
                                                                          -------------         -------------
         Net lossted                                                      $  (1,144,903)        $  (1,278,143)
         Add (deduct)
              Foreign currency translation adjustments                            6,531               (24,620)
                                                                          --------------        -------------

         Comprehensive Income (Loss)                                      $  (1,138,372)        $  (1,302,763)
                                                                          ==============        =============
         Accumulated other comprehensive income
              Foreign currency translation adjustments
                  Balance at beginning of period                          $     (87,072)        $     (61,890)
                  Change during the period                                        6,531               (24,620)
                                                                          --------------        -------------
                  Balance at end of period                                $     (80,541)        $     (86,510)
                                                                          ==============        =============


10.      DISCONTINUED OPERATIONS

         On May 31, 2002, the Company discontinued its internet-based activities. As at September 30, 2002, the assets and liabilities of this discontinued business were comprised of the following:

                  Assets                                               $          0
                                                                       ============
                  Liabilities
                        Accounts payable                               $     16,864
                                                                       ============


                 Revenues from discontinued operations are as follows:

                           Three Months Ended     Three Months Ended      Nine Months Ended       Nine Months Ended
                           September 30, 2002     September 30, 2001      September 30, 2002      September 30, 2001
                           ------------------     ------------------      ------------------      ------------------
                                  $   --               $  11,781               $  6,799                $  12,043
                                  ------               ---------               --------                ---------

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

A COMPARISON OF OUR OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND THE NINE MONTHS ENDED JUNE 30, 2001

          Administrative expenses were $258,202 during the nine months ended September 30, 2002 compared with $139,858 during the nine months ended September 30, 2001. Administrative expenses were $75,044 for the three months ended September 30, 2002 compared with administrative expenses of $45,111 for the three months ended September 30, 2001. Administrative expenses for the three months ended June 30, 2002 were $75,325. The increase in administrative expenses in 2002 over 2001 was primarily the result of an increase in professional fees and an increase in stockholder reporting costs resulting primarily from our efforts to redirect our operations.

         Our Loss From Operations was $258,202 during the nine-month period ended September 30, 2002 compared with $139,858 during the nine-month period ended September 30, 2001. The increase in our Loss From Operations during the nine-month periods ended September 30, 2002 compared with the nine-month period ended September 30, 2001 was the result of the increase in our administrative expenses.

         Other income was $83,286 during the nine-month period ended September 30, 2002 compared to $166,657 during the nine-month period ended September 30, 2001. Included in other income is income attributable to interest earned on bank balances; during the nine-month period ended September 30, 2002, net interest income was $37,550 compared to $166,657 during the comparative nine-month period ended September 30, 2001. The decline in the net interest earned results from the decline in bank cash balances carried through these periods. Also included in other income during the nine months ended September 30, 2002 is income from forfeited deposits of $45,000. Effective March 15, 2002, i5ive communications inc. ("i5ive"), our wholly-owned subsidiary, entered into an option agreement with Double B Holdings, LLC, a privately-owned non-affiliated entity organized for the purpose of acquiring the option. The option granted Double B the right to purchase the web site assets owned and operated by i5ive. The terms of the option agreement provided that Double B, in consideration of a non-refundable payment of $15,000, had the right to purchase the assets for a period of thirty days and, in consideration of a further non-refundable payment of an additional $30,000, had the right to purchase the assets for an additional thirty days. Both deposits were paid and the option expired on May 14, 2002 and the option deposits were forfeited.


         Included as other expenses during the nine-month period ended September 30, 2002 was a loss on the disposal of assets amounting to $99,887 with no such loss (or expense) during the nine-month period ended September 30, 2001.

         On July 17, 2002, effective June 1, 2002, the Company's wholly-owned subsidiary, i5ive, completed the sale of its web site assets to Creative Marketeam Canada, Ltd which resulted in the loss on the disposal of assets of $99,887. In consideration for the assets, Marketeam issued to i5ive a 15% equity interest in Marketeam and agreed that in the event the assets are resold by Marketeam within one (1) year, a sum equal to the proceeds of the sale would be paid over to i5ive. The sale of web site assets was a result of the determination of the Board of Directors made in December 2001 to seek to redirect the Company's activities. The i5ive assets sold to Marketeam were the subject of the option agreement entered into in March 2002 with Double B which option agreement expired in May 14, 2002 without having been exercised. The web site assets were not producing any material revenues and were contributing to an outflow of cash. The sale of the i5ive assets to Marketeam was unanimously approved by Messrs. Blumberg, Campbell and Peters constituting all Suite101's directors not having any interest in the transaction.

         On May 31, 2002, the Company discontinued its internet-based activities. During the nine months ended September 30, 2002 our revenue from discontinued operations was $6,799 compared with $12,043 during the nine months ended September 30, 2001. The revenue during the nine-month periods ended September 30, 2002 and September 30, 2001 were primarily attributable to revenues generated from two service contracts that we entered into with Barnes&Noble.com to provide introductions for a series of e-books and to provide proofreading services for the related digitized books. The net loss during the nine months ended September 30, 2002 from discontinued operations was $870,100 compared with $1,304,942 during the nine months ended September 30, 2001. The decrease was primarily the result of a change in our compensation arrangements with our contributing editors and the cessation of all our marketing activities focused at promoting our web site activities.

         Our Net Loss was $1,144,903 during the nine-month period ended September 30, 2002 compared with $1,278,143 during the nine-month period ended September 30, 2001. The decrease in our Net Loss during this nine-month period ended September 30, 2002 compared with the nine-month period ended September 30, 2001 was the result of the increase in administrative expenditures, from the loss on disposal of assets, a decrease in other income and a decrease in the loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES


         The report of our independent auditors on their audit of our financial statements as of December 31, 2001 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. At September 30, 2002, our cash balance was $3,003,827.

The majority of these funds are currently held as U.S funds in our bank accounts earning interest based on the US Base Rate. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2002. Currently, we have no source of revenues.

         During the nine months ended September 30, 2002 our cash balances decreased by $1,044,803 of which approximately $520,000 represents severance costs paid to our employees and independent contractors upon their termination from the Company and approximately $200,000 was a reduction in accounts payable. We estimate our ongoing monthly cash outflow will amount to approximately $20,000.

         The terms of the 625,000 outstanding common stock purchase warrants that were issued during the year ended December 31, 2000 as part of a private placement were amended effective May 21, 2002. The purchase price was reduced to $0.52 from $5.00 and the expiration date was extended to July 15, 2003 from July 15, 2002. The warrants were issued in a private sale of securities in 2000.

         In December 2001, we announced that our Board of Directors was engaged in a review of our activities with a view to the possible redirection of our operations in an effort to enhance and maximize shareholder values. On February 14, 2002, effective January 31, 2002, the Company entered into an agreement with Creative Marketeam Canada Ltd., a corporation wholly owned by Douglas Loblaw, our former Chief Operating Officer and, since February 25, 2002, a Director of our Company, to provide continuing management and operating services, at Marketeam's expense, for the day-to-day operations of the Suite101 web site, known as Suite101.com. Subsequently, on February 25, 2002, Mr. Loblaw was elected a Director of our Company. In consideration of the services performed by Marketeam, we paid Marketeam a fee of $26,000 per month, plus an amount equal to our receipts from our contracts with Barnes&Noble.com. This management and operating services agreement was terminated on May 31, 2002, subsequent to the expiry of the Option with Double B. On May 31, 2002 the Company discontinued its internet-based activities.

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

         Management of Suite101 is currently seeking to redirect its activities into another area of business and it is expected that this will involve a business combination or other material transaction. Our current plan is to utilize our available cash and other resources, including possibly, shares of our Common Stock, to redirect our business activities. We believe that these activities will be unrelated to the operation of an Internet Web site. As of November 1, 2002, there are no definitive agreements or agreements in principal relating to the acquisition of any other business activities by us and we are unable to state the nature of the business activities that may be undertaken in the future. It is expected that the redirection of our business activities will involve us in a business combination or other material transaction. Until we complete a transaction resulting in a redirection of our business activities, we expect to continue to incur expenses without any material revenues. In addition, we may incur reductions in the carrying value of our fixed assets in connection with our efforts to redirect our activities.


         As a result of our limited operating history and our efforts to redirect our activities, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our anticipated expense levels in the future are based in part on our estimates. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on our ability to redirect our business activities into revenue- producing operations.

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

Issuance Of Additional Shares. Our Certificate of Incorporation currently authorizes our Board of Directors to issue up to 40,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, of which, as of November 1, 2002, 13,751,222 shares of Common Stock are issued and outstanding and no shares of Preferred Stock are outstanding. At our annual meeting of stockholders held on June 11, 2002 the stockholders approved the increase the number of shares of common stock we are authorized to issue under our Certificate of Incorporation from 40,000,000 to 100,000,000 shares. Subject to the filing with the State of Delaware of the Certificate of Amendment effectuating the increase in our authorized number of shares, the 86,248,778 shares of Common Stock and 1,000,000 shares of Preferred Stock that will be authorized but are not issued or outstanding will be able to be issued by action of our Board of Directors in a transaction resulting in the redirection of our activities without any requirement of further action being taken by our stockholders to authorize the issuance of the shares or to approve the transaction or the redirected business activities. Any additional issuances of any of our securities will not require the approval of our stockholders and may have the effect of further diluting the equity interest of stockholders.


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


Control by Directors, Executive Officers, and Principal Stockholders. As of November 1, 2002, our Directors, executive officers, and stockholders who own beneficially 5% or more of our Common Stock, and their respective affiliates, in the aggregate, beneficially owned (including shares that the he or she has the right to acquire the beneficial ownership within 60 days following November 1, 2002) approximately 3,489,588 shares or 24.02% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.



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



ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including Mitchell G. Blumberg, our President, and Cara Williams, our Vice President, Finance, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, Mr. Blumberg and Ms. Williams have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Blumberg and Ms. Williams, as appropriate to allow timely decisions regarding required disclosure.



                          PART II -- OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1     Chief Executive Officer's Certification

                  99.2     Chief Financial Officer's Certification

         (b)      Reports on Form 8-K

                  During the quarter ended September 30, 2002, we filed a Current Reports on Form 8-K for the event dated July 17, 2002 in response to Item 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SUITE101.COM, INC.
                               -----------------
                               (Registrant)


Date:  November 14, 2002       /s/Mitchell G. Blumberg
                               -----------------------
                               Mitchell G. Blumberg
                               President and Chief Executive Officer
                               (Principal Executive Officer, and Director)

                               /s/Cara M. Williams
                               ---------------------
                               Cara M. Williams
                               (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS




                           CERTIFICATION OF PRESIDENT


I, Mitchell G. Blumberg, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Suite101.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002                             /s/ Mitchell G. Blumberg
                                                      Mitchell G. Blumberg
                                                     President

                    CERTIFICATION OF VICE PRESIDENT, FINANCE


I, Cara M. Williams, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Suite101.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002                             /s/ Cara M. Williams
                                                     Cara M. Williams
                                                     Vice President, Finance