Form 10KSB
period 2002-12-31
SUITE 101 COM INC
filed 2003-03-31
CIK 896726

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

Mark One:
               [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended DECEMBER 31, 2002; or

               [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.


                           COMMISSION FILE NO. 0-25136
                                SUITE101.COM, INC
      --------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            DELAWARE                                        33-0464753
-------------------------------------         ----------------------------------
  (State or Other Jurisdiction of                         (IRS Employer
   Incorporation or Organization)                      Identification No.)



          347 BAY STREET - SUITE 301, TORONTO, ONTARIO, CANADA M5H 2R7
      --------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  416-628-5902
      --------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------

                                       None
      --------------------------------------------------------------------


      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
      --------------------------------------------------------------------
                     Common Stock, par value $.001 per share

      --------------------------------------------------------------------
                              (Title of Each Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months
(or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year: $6,799.

         The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 10, 2003, was $14,766,089. (Non-affiliates have been determined on the basis of holdings set forth in Item 11 of this Annual Report on Form 10-KSB.)

         The number of shares outstanding of each of the Issuer's classes of common equity, as of March 10, 2003, was 14,086,687.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS:


         Since 1999 through late 2001, we were engaged in the creation, operation and maintenance of a Word Wide Web-based community, known as Suite101.com. Its emphasis was on creating an online community where Internet users could express themselves, share ideas, interests and expertise, and publish content accessible to other Internet users with common interests. Using approximately $6.1 million out of total proceeds of $9.5 million we raised in private sales of our securities in 1999 and 2000, we endeavored to develop our activities into revenue generating operations. During the period January 1, 1999 through December 31, 2001, our total revenues were $43,600 and our available cash fell from $9,321,525 at the end of March 2000 to $4,048,630 at the end of December 2001. Subsequent to 1999, there were enormous changes in the stock market's perception of the likelihood of success for Internet-based enterprises which affected substantially our valuation and ability to raise capital and achieve our business objectives. Accordingly, by unanimous action of our Board of Directors taken in the fourth quarter of 2001, we determined to review our business activities with a view to redirecting those activities.

         To this end, by letters and a press release dated January 8, 2002, we invited companies and other persons with a possible strategic interest in Suite101.com to consider entering into discussions with us looking to a possible business combination, restructuring or other reorganization transaction. In conjunction with our efforts to re-direct our operations, in early January 2002, we reduced our staff by five people to 14 employees and revised our monthly compensation arrangements with our Contributing Editors. Again, later in January, 2002, we further reduced our staff and by early February 2002, our only employee was our President and Chief Executive Officer.

         In place of our staff, on February 14, 2002, effective January 31, 2002, we entered into an agreement with Creative Marketeam Canada Ltd., a corporation wholly owned by Douglas Loblaw, our former chief operating officer, to provide continuing management and operating services, at Marketeam's expense, for the day-to-day operations of the Suite101 Web site. Subsequently, on February 25, 2002, Mr. Loblaw was elected a Director of our Company. The management agreement with Marketeam was for an initial one-month period commencing January 31, 2002 and continued from month to month thereafter until terminated by either party on ten (10) days' notice. In consideration of the services performed by Marketeam, we paid Marketeam a fee of $26,000 per month, plus an amount equal to our receipts from our contracts with BarnesandNoble.com, LLC. Marketeam provided continuing management and operating services, at its expense, over the day-to-day operations of the Suite101 Web site. It was responsible to our Board of Directors for all phases of the day-to-day management and operations of the Suite101 Web site, including accounting and bookkeeping, making payments at its expense to Senior and Managing Editors, providing administration, oversight and fulfillment of our duties and responsibilities under our agreements with BarnesandNoble.com, LLC, providing Internet access to the Web site, hosting email, providing property maintenance, implementing software upgrades, and arranging intellectual property licensing, among other matters. In connection with the subsequent termination of our Web-based community activities, the agreement with Marketeam was terminated on May 31, 2002.

         In response to our invitation to persons with a possible strategic interest in the Suite101 Web site and community, we received two responses we believed merited further discussions. One response involved an interest expressed on behalf of a group of persons interested in acquiring 1,625,617 million of the shares of our common stock held by Peter Bradshaw and his daughter, Julie Bradshaw, and having representation on our Board of Directors. On February 13, 2002, Peter Bradshaw and Julie Bradshaw, both then Directors of our company and Mr. Bradshaw was then our Chairman and Chief Executive Officer, entered into agreements to sell, at a price of $0.25 per share, their 1,625,617 shares of Common Stock. The sale was completed on February 25, 2002. The purchasers of the shares were five investors none of whom acquired more than five percent of our shares outstanding and none of whom are residents of the United States. The shares sold include all of the shares held by Peter Bradshaw, other than options to purchase 418,545 shares exercisable at prices ranging from $0.25 to $1.50 per share. Julie Bradshaw retained 618,519 shares and options to purchase 85,000 shares exercisable at $1.50 per share. Concurrently with the sale of the shares, on February 25, 2002, Peter Bradshaw and Julie Bradshaw resigned as Directors, and Peter Bradshaw resigned as our Chairman and Chief Executive Officer. At the same meeting of Directors held on February 25, 2002, Douglas F. Loblaw, John J. Campbell and Brent J. Peters, were elected to our Board of Directors to fill the vacancies created by the resignations of Peter Bradshaw and Julia Bradshaw as Directors on February 25,2002 and the resignation of Alfred J. Puchala, Jr. as a Director on February 13, 2002.

          As a consequence of the sale of the shares by the Bradshaws and their resignations as Directors and the election of replacement Directors, a change of control of our company may be deemed to have occurred.

         The second response to our invitation for discussions relating to a possible business combination was from a corporation interested in acquiring an option to purchase the assets of the Suite101 Web site. After negotiations, on March 18, 2002, we entered into an option agreement with Double B Holdings, LLC, a privately-owned non-affiliated entity, granting Double B the right to purchase the website assets owned and operated by our wholly-owned subsidiary, i5ive Communications Inc. These assets, which included primarily property, plant and equipment, had a book value of $120,441, as of December 31, 2001, after accumulated amortization of $127,295. During the three years ended December 31, 2001, these assets produced revenues of $1,925, $1,620 and $40,067, respectively. During the three years ended December 31, 2001, the Company had other income, net, which was primarily interest income, of $145,626, $378,000 and $188,631, respectively. The terms of the option agreement provided that Double B, in consideration of a non-refundable payment of $15,000, had the right to purchase the assets for a period of thirty days and, in consideration of a further non-refundable payment of an additional $30,000, had the right for an additional thirty days. The option, including the possible extension, expired on May 14, 2002. The purchase price for the assets under the option agreement was $155,000 less the non-refundable payments which were to be applied to the purchase price, plus a 26% interest in Double B and a 5% common stock interest held by Double B in Blue Frogg Enterprises, Inc., a privately-owned company controlled by the owners of Double B. In the event the option was exercised, the Company's subsidiary, i5ive, was required to pay at the closing to Double B $155,000 less a sum equal to the management fees paid to Creative Marketeam Canada, Ltd. from March 1, 2002 through the closing. Double B was also to be assigned and assume at the closing i5ive's rights and obligations under various vendor and supplier contracts and leases. Double B paid the non-refundable payment of $15,000 and the further non-refundable payment of $30,000 for the 60-day option. On May 14, 2002, the option expired without being exercised.

         Thereafter, on July 17, 2002, our wholly-owned subsidiary, i5ive, completed the sale of its Website assets to Creative Marketeam Canada, Ltd. In consideration for the assets, Marketeam issued to i5ive a 15% equity interest in Marketeam and agreed that in the event the assets are resold by Marketeam within one (1) year, a sum equal to the proceeds of the sale would be paid over to i5ive. The sale of the i5ive assets to Marketeam was unanimously approved by Messrs. Blumberg, Campbell and Peters constituting all Suite101's directors not having any interest in the transaction.

         At our annual meeting of stockholders held on June 11, 2002, in addition to re-electing our four Directors then in office, our stockholders approved a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock we can issue from 40,000,000 to 100,000,000 shares. Accordingly, upon the filing of a Certificate of amendment with the Secretary of State of the State of Delaware, the number of shares we are authorized to issue will be increased. At December 31, 2002, we had 14,086,687 shares of Common Stock issued and outstanding and 2,220,110 shares reserved for issuance upon the exercise of outstanding options and warrants.

         Our Board of Directors intends to continue the efforts begun in December 2001 to seek to redirect our activities into other areas of business. We believe that these future activities will be unrelated to the operation of a Web-based community or Web site.

         Our business plan and any resulting transaction may involve the following:

          o Any such acquisition transaction may result in us issuing securities, including possibly the issuance of shares of Common Stock, as part of the transaction. The issuance of previously authorized and un-issued shares of Common Stock, including the additional 60,000,000 shares of Common Stock authorized in June 2002, could result in substantial dilution of our existing stockholders and could possibly result in a change in control or management of our company.

          o The 83,693,213 shares of Common Stock and 1,000,000 shares of Preferred Stock that we are authorized to issue but that are not issued or outstanding or reserved for issuance as of March 10, 2003 are able to be issued by action of our Board of Directors in a transaction resulting in the redirection of our activities without any requirement under Delaware law or the rules of any national securities exchange or automated quotation system for further action being taken by our stockholders to authorize the issuance of the shares or to approve the transaction or the redirected business activities. Any additional issuances of any of our securities will not require the approval of our stockholders and may have the effect of further diluting the equity interest of stockholders.

          o Any transaction we enter into involving the redirection of our activities may require that we raise additional capital which may also involve the issuance of shares of our Common Stock and be dilutive to our existing stockholders. Issuance of shares to raise capital can be approved by our Board of Directors and would not require stockholder approval.

          o Any transaction we enter into in redirecting our business activities may be structured on terms whereby the approval of our existing stockholders is not required which would result in our existing stockholders being unable to vote in favor of or against the transaction and the redirection of our business activities.

          o Until we complete a transaction resulting in a redirection of our business activities, we expect to continue to incur expenses without any material revenues.

         On March 4, 2003, we announced that we had signed a letter of agreement to acquire all the outstanding capital stock of GeoGlobal Resources (India) Inc. (GeoGlobal) in exchange for shares of our common stock. GeoGlobal holds a net 5% carried interest in the oil and gas exploration block KG-OSN-2001/03, also referred to as Block 7 under National Exploration Licensing Policy III (NELP
III), offshore the east coast of India covering approximately 457,000 acres. GeoGlobal's 5% interest reflects its agreement of February 4, 2003 to transfer to a company wholly owned by Mr. Roy 50% of its initial 10% interest in the exploration block. GeoGlobal's interest will be carried for 100% of its entire share of any costs during the exploration phase prior to the start date of initial commercial production. We and GeoGlobal are each conducting due diligence and negotiating the terms of a definitive agreement. The completion of the transaction is subject to the outcome of those due diligence activities and the successful negotiation, execution and closing of a definitive agreement.

         The shares of Geo Global are intended to be acquired from Mr. Jean Paul Roy in exchange for an aggregate maximum of 34.0 million shares of our Common Stock. The letter of agreement provides that of such shares, at the closing under the definitive agreement to be executed, we will issue and deliver to Mr. Roy 14.5 million shares and also deliver to Mr. Roy our promissory note in the principal amount of $2.0 million. The note, which bears no interest, is to be payable $1.0 million on the closing of the transaction but not before March 31, 2003, $500,000 on June 30, 2003 and $500,000 on June 30, 2004. It is to be
secured by GeoGlobal's interest in the exploration block. The letter of agreement further provides that the remaining 19.5 million shares are to be issued in the name of Mr. Roy as principal subject to an escrow of the shares whereby 14.5 million shares will be released for delivery to Mr. Roy only if the results of a 3D seismic program to be conducted on the exploration block during the initial exploration phase establishes the existence of a commercial basis for the commencement of an exploratory drilling program, or upon the actual commencement of a drilling program. The final 5.0 million shares will be released only if a commercial discovery is declared on the exploration block. Shares not released to Mr. Roy from the escrow will be surrendered back to us. Mr. Roy will retain a 5% carried interest in the Exploration Block and GeoGlobal will have a right of first refusal to purchase that carried interest. Mr. Roy will have the voting rights of the shares during the term of the escrow.

         The letter of agreement provides that the definitive agreement will contain numerous other terms and conditions, including, among others, that, subject to stockholder approval, our corporate name will be changed to GeoGlobal Resources Inc. or such other name as is selected by our Board and, at the closing of the transaction, the composition of our Board and our executive officers will be restructured to include Mr. Jean Paul Roy as a Director and President, Mr. Graham M. Notman as the interim Chief Executive Officer, and Mr. Allan J. Kent as Executive Vice President, Chief Financial Officer and Director. Messrs. John K. Campbell and Brent J. Peters will remain as Directors and Messrs. Mitchell G. Blumberg and Douglas F. Loblaw will resign from the Board. The letter of agreement further provides that at the closing

Mr. Roy is to enter into a three-year consulting contract with the Company at a salary of $250,000 per year. Options are to be granted under our stock option plan to officers, Directors, employees and consultants of GeoGlobal to purchase
2.0 million shares of Common Stock exercisable at not less than $1.00 per share.

         The letter of agreement contains restrictions on the conduct of each of the parties business activities until the definitive agreement is executed or the letter of agreement is terminated and each party has agreed to the imposition of terms restricting them from dealing with or entertaining offers from other persons relating to any business combination or material transaction until April 30, 2003 or the definitive agreement is executed. Other than its 5% carried interest in the exploration block, GeoGlobal has no revenues, material operations, assets or material liabilities. If completed, the transaction would be accounted for as a reverse acquisition.

         GeoGlobal, Gujarat State Petroleum Corporation Limited and Jubilant Enpro Limited are parties to a Production Sharing Contract dated February 4, 2003 with The Government of India which grants to the three contractors the right to conduct seismic surveying and exploratory drilling activities on exploration block KG-OSN-2001/03 for a period of up to 6-1/2 years. Under the first of the three phases of exploration operations, fourteen exploration wells are to be drilled over a period of up to 2-1/2 years. Under the remaining two phases of the exploration operations, an additional six exploration wells are to be drilled.

         The letter of agreement also provides that, subject to Board of Directors' approval, subsequent to the closing under the Agreement and promptly thereafter, we propose to make an offering of shares of our Common Stock not registered under the U.S. Securities Act of 1933, as amended, with the amount of shares offered intended to raise a minimum of $4.0 million. The intended purpose of the offering is to raise additional working capital. The securities intended to be offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

         There can be no assurance that the exploratory drilling will result in any discovery of hydrocarbons or that any hydrocarbons as are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found on BlockKG-OSN-2001/03.

         GeoGlobal's carried interest position arises out of an agreement it entered into with Gujarat State Petroleum Corporation Limited whereby GeoGlobal is carried for 100% of its share of any costs incurred during the three-phase exploration operations. Under the terms of the carried interest agreement, GeoGlobal will not receive any share of any production from the exploration block until Gujarat State Petroleum Corporation Limited has recovered GeoGlobal's share of the expenses it paid.


EMPLOYEES

         As of December 31, 2002, we had no employees.


COMPETITION

         As of December 31, 2002, we are not engaged in any revenue-producing business activities and therefore experience no competition.

         In our efforts to redirect our business activities and locate an attractive opportunity for our redirected operations, we experience intense competition from others engaged in similar business combination activities in identifying and completing a transaction. This competition is from other persons seeking attractive business combination opportunities and others seeking to diversify their operations.


ITEM 2 - DESCRIPTION OF PROPERTY:

         As of March 10, 2003, our executive offices are at 347 Bay Street, Suite 301, Toronto, Ontario, Canada M5H 2R7. We believe these facilities are adequate for our purposes.

ITEM 3 - LEGAL PROCEEDINGS:

         No material legal proceedings are pending against us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matter was submitted during the fourth quarter of the year ended December 31, 2002 to a vote of securityholders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

         Our Common Stock has been quoted on the OTC Bulletin Board since December 30, 1998 under the symbol BOWG. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for our Common Stock for the period January 1, 2001 through March 10, 2003.

                                                                BID
                                                        --------------------

         CALENDAR QUARTER                               HIGH            LOW
         ----------------                               ----           -----
         2001:  First Quarter                           $0.39          $0.17

         2001:  Second Quarter                          $0.23          $0.14

         2001:  Third Quarter                           $0.44          $0.12

         2001:  Fourth Quarter                          $0.21          $0.08

         2002:  First Quarter                           $0.72          $0.20

         2002:  Second Quarter                          $0.80          $0.26

         2002:  Third Quarter                           $0.51          $0.17

         2002:  Fourth Quarter                          $0.52          $0.18

         2003: First Quarter (through March 10)         $1.67          $0.35

         The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On March 10, 2003, the closing bid quotation for the Common Stock, as reported on the OTC Bulletin Board was $1.23.

         As of March 10, 2003, we had approximately 110 shareholders of record.

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

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

         During the year ended December 31, 2002, we had no income from operations. During the year ended December 31, 2001, we had sales of $40,067, primarily attributable to revenue generated from service contracts that we entered into with Barnes & Noble.com. In 2002, our revenues from this source were $6,799 and were treated as revenues from discontinued operations.

         Administrative expenses were $341,932 during the year ended December 31, 2002 compared with $176,665 during the year ended December 31, 2001. The increase in administrative expenses in 2002 over 2001 was primarily the result of an increase in professional fees, and an increase in stockholder reporting costs resulting primarily from our efforts to redirect our operations.
Our Loss From Continuing Operations was $354,061 during the year ended December 31, 2002 compared with income of $11,966 during the year ended December 31, 2001. The increase in our Loss From Operations during 2002 compared with 2001 was the result of the increase in our administrative expenses.

         Other net expenses were $12,129 during the year ended December 31, 2002 compared to other income of $188,631 during the year ended December 31, 2001. Included in other income and expenses is income attributable to interest earned on bank balances. During the year ended December 31, 2002, net interest income was $48,027 compared to $188,631 during the year ended December 31, 2001. The decline in the net interest earned results from the decline in bank cash balances carried through these periods. Also included in other income and expenses during the year ended December 31, 2002 is income from forfeited deposits of $45,000. Effective March 15, 2002, i5ive, entered into an option agreement with Double B, a privately-owned non-affiliated entity organized for the purpose of acquiring the option. The option granted Double B the right to purchase the web site assets owned and operated by i5ive. The terms of the option agreement provided that Double B, in consideration of a non-refundable payment of $15,000, had the right to purchase the assets for a period of thirty days and, in consideration of a further non-refundable payment of an additional $30,000, had the right to purchase the assets for an additional thirty days. Both deposits were paid and the option expired on May 14, 2002 and the option deposits were forfeited.

         Included as other expenses during the year ended December 31, 2002 was a loss on the disposal of assets amounting to $105,892 with no such loss (or expense) during the year ended December 31, 2001.

         On July 17, 2002, effective June 1, 2002, i5ive completed the sale of its web site assets to Marketeam which resulted in the loss on the disposal of assets of $105,892. In consideration for the assets, Marketeam issued to i5ive a 15% equity interest in Marketeam and agreed that in the event the assets are resold by Marketeam within one (1) year, a sum equal to the proceeds of the sale would be paid over to i5ive. The sale of web site assets was a result of the determination of the Board of Directors made in December 2001 to seek to redirect the Company's activities. The i5ive assets sold to Marketeam were the subject of the option agreement entered into in March 2002 with Double B which option agreement expired on May 14, 2002 without having been exercised. The web site assets were not producing any material revenues and were contributing to an outflow of cash. The sale of the i5ive assets to Marketeam was unanimously approved by Messrs. Blumberg, Campbell and Peters constituting all Suite101's directors not having any interest in the transaction.

         On May 31, 2002, the Company discontinued its internet-based activities. During the year ended December 31, 2002 our revenue from discontinued operations was $6,799 compared with $40,067 during the year ended December 31, 2001. The revenues during the years ended December 31, 2002 and December 31, 2001 were primarily attributable to revenues generated from two service contracts that we entered into with Barnes&Noble.com to provide introductions for a series of e-books and to provide proofreading services for the related digitized books. The net loss during the year ended December 31, 2002 from discontinued operations was $870,100 compared with $1,653,596 during the year ended December 31, 2001. The decrease was primarily the result of a change in our compensation arrangements with our contributing editors and the cessation of all our marketing activities focused at promoting our web site activities.

         Our Net Loss was $1,224,161 during the year ended December 31, 2002 compared with $1,641,630 during the year ended December 31, 2001. The decrease in our Net Loss during the year ended December 31, 2002 compared with the year ended December 31, 2001 was the result of the increase in administrative expenditures, from the loss on disposal of assets, a decrease in other income and a decrease in the loss from discontinued operations.

YEARS ENDED DECEMBER 31, 2001 AND 2000

         During the year ended December 31, 2001, our sales were $40,067 compared with sales of $1,620 during 2000. Sales during 2001 were primarily attributable to revenue generated from two service contracts that we eneterd into with Barnes&Noble.com to provide introductions for a series of e-books and to provide proofreading services for the related digitized e-books. During 2001, $258 in sales and all our sales in 2000 were primarily attributable to software licensing revenues. These licenses have expired and therefore this source of revenue has ceased.

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

LIQUIDITY AND CAPITAL RESOURCES

         The report of our independent auditors on their audit of our financial statements as of December 31, 2002 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses and because we have no material revenue-producing operations. At December 31, 2002, our cash balance was $3,030,507. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2003. At December 31, 2002, we had no source of material revenues.

         In December 2001, we announced that our Board of Directors was engaged in a review of our activities with a view to the possible redirection of our operations in an effort to enhance and maximize shareholder values. Thereafter, in a series of steps conducted through February 2002, we reduced our staff to one employee and revised our monthly compensation arrangements with our Contributing Editors by terminating the payment of the compensation to Contributing Editors. The changes we made in our staffing and compensation arrangements we believe were appropriate in the light of our limited revenues and enhance our ability to enter into a business combination or other restructuring transaction by reducing current levels of overhead. We believe that these revised compensation arrangements are in line with current practices of other Internet communities.

         In place of our staff, on February 14, 2002, effective January 31, 2002, we entered into an agreement with Marketeam, a corporation wholly owned by Douglas Loblaw, our former chief operating officer and, from February 25, 2002, a Director of our company, to provide continuing management and operating services, at Marketeam's expense, for the day-to-day operations of the Suite101 Web site, known as Suite101.com. In consideration of the services performed by Marketeam, we paid Marketeam a fee of $26,000 per month, plus an amount equal to our receipts from our contracts with BarnesandNoble.com.

         Our agreement with Marketeam was terminated by us effective May 31, 2002 and on July 17, 2002, our subsidiary sold its Website assets to Marketeam. We currently have no revenue-producing operations.

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

         On March 4, 2003, we announced that we had signed a letter of agreement to acquire all the outstanding capital stock of GeoGlobal Resources (India) Inc. (GeoGlobal) in exchange for shares of our common stock.

         GeoGlobal holds a 5% carried interest in the oil and gas exploration block KG-OSN-2001/03, also referred to as Block 7 under National Exploration Licensing Policy III (NELP III), offshore the east coast of India covering approximately 457,000 acres. GeoGlobal's interest will be carried for 100% of its entire share of any costs during the exploration phase prior to the start date of initial commercial production. We and Geo Global are conducting due diligence and negotiating the terms of a definitive agreement. The completion of the transaction is subject to the outcome of those due diligence activities and the successful negotiation, execution and closing of a definitive agreement.

         The shares of Geo Global are intended to be acquired from Mr. Jean Paul Roy in exchange for an aggregate maximum of 34.0 million shares of our Common Stock. The letter of agreement provides that of such shares, at the closing under the definitive agreement to be executed, we will issue and deliver to Mr. Roy 14.5 million shares and also deliver to Mr. Roy our promissory note in the principal amount of $2.0 million. The note, which bears no interest, is to be payable $1.0 million on the closing of the transaction but not before March 31, 2003, $500,000 on June 30, 2003 and $500,000 on June 30, 2004. It is to be
secured by GeoGlobal's interest in the exploration block. The letter of agreement further provides that the remaining 19.5 million shares are to be issued in the name of Mr. Roy as principal subject to an escrow of the shares whereby 14.5 million shares will be released for delivery to Mr. Roy only if the results of a 3D seismic program to be conducted on the exploration block during the initial exploration phase establishes the existence of a commercial basis for the commencement of an exploratory drilling program, or upon the actual commencement of a drilling program. The final 5.0 million shares will be released only if a commercial discovery is declared on the exploration block. Shares not released to Mr. Roy from the escrow will be surrendered back to us. Mr. Roy will retain a 5% carried interest in the Exploration Block and GeoGlobal will have a right of first refusal to purchase that carried interest. Mr. Roy will have the voting rights of the shares during the term of the escrow.

         The letter of agreement provides that the definitive agreement will contain numerous other terms and conditions, including, among others, that, subject to stockholder approval, our corporate name will be changed to GeoGlobal Resources Inc. or such other name as is selected by our Board and, at the closing of the transaction, the composition of our Board and our executive officers will be restructured to include Mr. Jean Paul Roy as a Director and President, Mr. Graham M. Notman as the interim Chief Executive Officer, and Mr. Allan J. Kent as Executive Vice President, Chief Financial Officer and Director. Messrs. John K. Campbell and Brent J. Peters will remain as Directors and Messrs. Mitchell G. Blumberg and Douglas F. Loblaw will resign from the Board. The letter of agreement further provides that at the closing Mr. Roy is to enter into a three-year consulting contract with the Company at a salary of $250,000 per year. Options are to be granted under our stock option plan to officers, Directors, employees and consultants of GeoGlobal to purchase 2.0 million shares of Common Stock exercisable at not less than $1.00 per share.

         The letter of agreement contains restrictions on the conduct of each of the parties business activities until the definitive agreement is executed or the letter of agreement is terminated and each party has agreed to the imposition of terms restricting them from dealing with or entertaining offers from other persons relating to any business combination or material transaction until April 30, 2003 or the definitive agreement is executed. Other than its 5% carried interest in the exploration block, GeoGlobal has no revenues, material operations, assets or material liabilities. If completed, the transaction would be accounted for as a reverse acquisition.

         GeoGlobal, Gujarat State Petroleum Corporation Limited and Jubilant Enpro Limited are parties to a Production Sharing Contract dated February 4, 2003 with The Government of India which grants to the contractors the right to conduct seismic surveying and exploratory drilling activities on exploration block KG-OSN-2001/03 for a period of up to 6-1/2 years. Under the first of the three phases of exploration operations, fourteen exploration wells are to be drilled over a period of up to 2-1/2 years. Under the remaining two phases of the exploration operations, an additional six exploration wells are to be drilled.

         The letter of agreement also provides that, subject to Board of Directors' approval, subsequent to the closing under the Agreement and promptly thereafter, we propose to make an offering of shares of our Common Stock not registered under the U.S. Securities Act of 1933, as amended, with the amount of shares offered intended to raise a minimum of $4.0 million. The intended purpose of the offering is to raise additional working capital. The securities intended to be offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

         There can be no assurance that the exploratory drilling will result in any discovery of hydrocarbons or that any hydrocarbons as are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found on BlockKG-OSN-2001/03.

         GeoGlobal's carried interest position arises out of an agreement it entered into with Gujarat State Petroleum Corporation Limited whereby GeoGlobal is carried for 100% of its share of any costs incurred during the three-phase exploration operations. Under the terms of the carried interest agreement, GeoGlobal will not receive any share of any production from the exploration block until Gujarat State Petroleum Corporation Limited has recovered GeoGlobal's share of the expenses it paid.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters discussed in this annual report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this annual report regarding our plans and objectives of management for our future operations, including plans or objectives relating to the redirection of our business activities, our efforts to enter into a transaction relating thereto, and our ability to limit or curtail our current expenses. These statements appear, among other places, under the following captions: "Business of the Company", "Risk Factors", "Dividend Policy", and "Management's Discussion and Analysis of Financial Condition or Plan of Operation". Forward-looking statements made in this annual report include the assumptions made by management as to our future business direction and our ability to redirect our activities. We cannot assure you that our assumptions in this regard or our views as to the viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in acquiring any commercial activities. We cannot assure you that our transaction with GeoGlobal will be completed or that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration block in which GeoGlobal has an interest. Our ability to realize revenues cannot be assured. If our assumptions are incorrect or if our plans fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your investment will be in jeopardy. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning below. They are also described in our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Annual Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

Risks Relating to Proposed GeoGlobal Transaction. As described above, on March 4, 2003 we entered into a letter of agreement with Jean Paul Roy and GeoGlobal and we are now engaged in due diligence activities with respect to GeoGlobal's intended exploration activities and are negotiating the terms of a definitive agreement with GeoGlobal.

         There can be no assurance that the outcome of our due diligence activities with regard to GeoGlobal will be favorable or that we and Mr. Roy will successfully negotiate a definitive agreement. Pursuing the transaction will involve material risks to our company and its stockholders and will result in material dilution to our stockholders.

         There can be no assurance that the exploratory drilling to be conducted on the exploration block in which GeoGlobal holds an interest will result in any discovery of hydrocarbons or that any hydrocarbons as are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found on the exploration block in which GeoGlobal holds an interest.

We May Not Be Successful in Entering Into Agreements In Order to Pursue Our Business Plans. We have no definitive agreement as of March 28, 2003 with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity or any interest in such an entity. No assurances can be given that we will successfully identify and evaluate a suitable business opportunity or that we will conclude a business acquisition. We cannot guarantee that we will be able to negotiate any business transactions on favorable terms or be successful in redirecting our operations.

Possible Future Dilution As A Result Of Business Transaction. Our business plan is based upon effectuating a business acquisition or other transaction. Any such acquisition transaction may result in us issuing securities as part of the transaction. The issuance of previously authorized and un-issued common shares could result in substantial dilution to our existing stockholders which could possibly result in a change in control or management of our company. There can be no assurance that an acquisition can be completed. In the event the transaction with GeoGlobal is completed, our stockholders, prior to the closing of the transaction, will experience material dilution in their interests.

Issuance Of Additional Shares. Our corporation is currently authorized to issue, on action of our Board of Directors, up to 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, of which, as of March 10, 2003, 14,086,687 shares of Common Stock are issued and outstanding and no shares of Preferred Stock are outstanding. The 85,913,313 shares of Common Stock and 1,000,000 shares of Preferred Stock that are authorized but are not issued or outstanding are able to be issued by action of our Board of Directors in a transaction resulting in the redirection of our activities without any requirement of further action being taken by our stockholders to authorize the issuance of the shares or to approve the transaction or the redirected business activities. Any additional issuances of any of our securities will not require the approval of our stockholders and may have the effect of further diluting the equity interest of stockholders.

Possible Need to Raise Additional Capital. Any transaction we enter into involving the redirection of our activities may require that we raise additional capital which may also involve the issuance of shares of our Common Stock and be dilutive to our existing stockholders.

    In the event the transaction with GeoGlobal is completed, we will make an immediate payment of $1,000,000 to Jean Paul Roy and an additional payment of $500,000 on June 30, 2003. These payments will reduce materially our cash resources. These payments are in consideration of the purchase of the outstanding stock of GeoGlobal and are not recoverable if

GeoGlobal's exploration activities are unsuccessful and no commercially recoverable reserves of hydrocarbons are discovered on the exploration block.

         Our letter of agreement with JPR and GeoGlobal provides that, subject to Board of Directors' approval, promptly subsequent to the closing a transaction with Mr. Paul and GeoGlobal, we propose to make an offering of shares of our Common Stock not registered under the U.S. Securities Act of 1933, as amended, with the amount of shares offered intended to raise a minimum of $4.0 million. The intended purpose of the offering is to raise additional working capital. The securities intended to be offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. There can be no assurance that we will be successful in selling these shares or that such transaction will not result in further material dilution to our stockholders.

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

Management May Not Devote a Sufficient Amount of Time to Seeking a Target Business. While seeking a business acquisition, our officers and Directors devote only a portion of their time to pursuing these activities. As a result, we may expend a considerable period of time identifying and negotiating with an acquisition candidate. This extended period of time may result in continuing losses to us and an outflow of our cash.

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

         In the event the transaction with JPR and GeoGlobal is completed on the presently-proposed terms, our company will experience a change in control.

There Is No Assurance Of An Active Public Market For Our Common Stock And The Price Of Our Common Stock May Be Volatile. Given the relatively minimal public float and trading activity in our securities, the price of our shares may be volatile. There can be no assurance that there will be an active and liquid market for our shares. Since the shares do not qualify to trade on any exchange or on NASDAQ, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the "pink sheets". It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

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

Control by Directors, Executive Officers, and Principal Stockholders. As of March 10, 2003, our Directors, executive officers, and stockholders who own beneficially 5% or more of our Common Stock, and their respective affiliates, in the aggregate, beneficially owned (including shares that the he or she has the right to acquire the beneficial ownership within 60 days following March 10,
2003) approximately 2,698,179 shares or 18.35% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.


ITEM 7 - FINANCIAL STATEMENTS:

         The response to this Item is included in a separate section of this report. See page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         During the two fiscal years ended December 31, 2002, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

Our Directors and Executive Officers and their ages are as follows:

      NAME                AGE       EMPLOYMENT HISTORY
      ----                ---       ------------------
Mitchell G. Blumberg      59        Mr. Blumberg was elected a Director of our
                                    company in February 1999. He was elected
                                    President and CEO of our company in February
                                    2002. Mr. Blumberg has held several senior
                                    level management positions in the
                                    entertainment business in Los Angeles, CA.
                                    Since June 1994, he has been engaged as a
                                    film producer and talent manager in Los
                                    Angeles, California initially with Blumberg
                                    Productions, then with Blumberg Productions
                                    and Management and thereafter as President
                                    of Ardent Entertainment, a film production
                                    and talent management firm. Prior to June
                                    1994, he was an Executive Vice President of
                                    RKO Pictures, Inc., where he was head of
                                    business and legal affairs for the company.
                                    Mr. Blumberg was also a Director of
                                    eDispatch.com until its merger with AirIQ in
                                    September 2001. Since the merger of
                                    eDispatch.com with AirIQ, Mr. Blumberg
                                    continues as a Director of AirIQ, a publicly
                                    traded company located in Toronto, Ontario,
                                    Canada. He also holds the position of
                                    Managing Director of AirIQ. A native of
                                    Philadelphia, PA, Mr. Blumberg is a graduate
                                    of the University of Pennsylvania, the
                                    University of Pennsylvania Law School, and
                                    Harvard Business School. Mr. Blumberg
                                    received his MBA degree from Harvard with
                                    High Honors where he graduated as a Baker
                                    Scholar (top 5% of class). Mr. Blumberg
                                    resides and has offices in Beverly
                                    Hills, CA.

      NAME                AGE       EMPLOYMENT HISTORY
      ----                ---       ------------------
Douglas F. Loblaw         62        Mr. Loblaw was employed as Chief Operating
                                    Officer of our company from January 2001 to
                                    January 2002 and from June to December 2000,
                                    he was employed as our Director of
                                    Operations. He was elected a Director of our
                                    company in February 2002. He has been
                                    employed by Capilano College as in
                                    instructor since 1976. Commencing January
                                    1995 to the present, he has been employed as
                                    a tutor for the B.C. Open College. Since
                                    January 1994 Creative Marketeam Canada Ltd
                                    has engaged him as a marketing consultant.
                                    He received a BA degree from the University
                                    of Toronto with a major in French Language
                                    and Literature.


John K. Campbell          69        Mr. Campbell has been President of
                                    Transamerica Industries Ltd., a natural
                                    resource company, for more than the past
                                    five years. He is a former practicing lawyer
                                    and he is presently a retired member of the
                                    British Columbia Law Society. He was elected
                                    a Director of our company in February 2002
                                    and currently serves as Secretary of our
                                    company.


Brent J. Peters           30        Mr. Peters has been Vice President of
                                    Finance and Treasurer of Northfield Capital
                                    Corporation, a publicly traded investment
                                    company acquiring shares in public and
                                    private corporations since 1997. He was
                                    elected a Director of our company in
                                    February 2002 and in November 2002 became
                                    our Chief Financial Officer at that time.
                                    Mr. Peters has a Bachelor of Business
                                    Administration degree, specializing in
                                    accounting

         Unless any of such persons resign prior thereto, each of Mr. Blumberg, Mr. Loblaw, Mr. Campbell and Mr. Peters will serve as Directors until our annual meeting of stockholders in 2003 and the election and qualification of his successor.

DIRECTOR AND OFFICER SECURITIES REPORTS

         The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2002.


ITEM 10 - EXECUTIVE COMPENSATION:

         The following table sets forth the annual and long-term compensation paid during the three fiscal years ended December 31, 2002 to our chief executive officers who served in that capacity during the year. No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2002:


                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                COMPENSATION
                                                                          ------------------------
                                                                OTHER       LONG-TERM        ALL
       NAME AND                          ANNUAL                ANNUAL     AWARDS/OPTION     OTHER
  PRINCIPAL POSITION         YEAR        SALARY       BONUS     COMP.          (#)           COMP.
------------------------     ----     -----------     -----    -------    --------------    ------
Peter L. Bradshaw(1)         2000     $113,000(2)     $700       Nil      150,000 shares      Nil
                             2001     $114,000(3)      Nil       Nil      148,545 shares      Nil
                             2002     $131,000         Nil       Nil           Nil            Nil

Mitchell G. Blumberg(4)      2000      $30,000         Nil       Nil           Nil            Nil
                             2001          Nil         Nil       Nil           Nil            Nil
                             2002      $20,666         Nil       Nil           Nil            Nil

------------------

(1) Mr. Bradshaw resigned as Chairman, Chief Executive Officer and a Director on February 25, 2002.

(2) In lieu of $16,150 salary, Mr. Bradshaw was granted options to purchase 40,000 shares exercisable at $1.50 per share.

(3) In lieu of $32,000 salary, Mr. Bradshaw was granted options to purchase 254,545 shares exercisable at $0.25 per share.

(4)  Mr. Blumberg was elected President on February 25, 2002.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2002.

         The following table provides information with respect to the above named executive officers regarding options granted to such persons during the year ended December 31, 2002.

                                                   % OF TOTAL
                                NUMBER OF           OPTIONS/                                            MARKET
                               SECURITIES        SARS GRANTED TO    EXERCISE OR                        PRICE ON
                            UNDERLYING SARS/      EMPLOYEES IN       BASE PRICE                         DATE OF
       NAME                OPTIONS GRANTED (#)      FISCAL YEAR      ($/SHARE)    EXPIRATION DATE        GRANT
       ----                -------------------   ---------------    -----------   -----------------    ---------
Peter L. Bradshaw                  Nil                N/A             N/A                N/A              N/A
Mitchell G. Blumberg             50,000              9.9%            $0.27        February 27, 2007      $0.27
                                  5,000              1.0%            $0.50          June 11, 2012        $0.50
                                 75,000              14.9%           $0.25        November 27, 2007      $0.25

----------------

STOCK OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 2002 AND HOLDINGS AT DECEMBER 31, 2002.

         The following table provides information with respect to the above named executive officers regarding options exercised during the year ended December 31, 2002 and options held at the end of the year ended December 31, 2002.

                                                 NUMBER OF UNEXERCISED OPTIONS      VALUE OF UNEXERCISED IN-THE-MONEY
                         SHARES                      AT DECEMBER 31, 2002(1)          OPTIONS AT DECEMBER 31, 2002(2)
                       ACQUIRED ON     VALUE     -----------------------------      ---------------------------------
       NAME             EXERCISE      REALIZED   EXERCISABLE      UNEXERCISABLE     EXERCISABLE         UNEXERCISABLE
       ----            -----------    --------   -----------      -------------     -----------         -------------
Peter L. Bradshaw      298,545          $          120,000(3)            -0-              -0-                  -0-
Mitchell G. Blumberg       -0-          -0-        201,667            33,333          $47,450              $13,000

-----------------

(1) The options are exercisable at prices ranging from $0.25 to $1.50 per share.

(2)  Based on the closing sales price on December 31,2002 of $0.39.

(3)  Exercisable at $1.50 per share.

         Our Directors do not receive any cash compensation for serving in that capacity; however, they are reimbursed for their out-of-pocket expenses in attending meetings. Pursuant to the terms of our 1998 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board. Accordingly, effective February 25, 2002, each of Messrs. Loblaw, Campbell and Peters was granted options to purchase 50,000 shares exercisable at $0.27 per share. In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 5,000 shares. Accordingly, on June 11, 2002, Mr. Blumberg was granted an option to purchase 5,000 shares. Each such option has a term of ten years, subject to earlier termination following such person's cessation of Board service, and is subject to certain vesting provisions.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

         Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of March 10, 2003. As of March 10, 2003, we had 14,086,687 shares of Common Stock outstanding.

                                                                         Percentage of
                                               Number of Shares           Outstanding
Name and Address of Beneficial Owner(1)       Beneficially Owned(2)       Common Stock
----------------------------------------      ---------------------      --------------
Mitchell Blumberg                                    290,000(3)                2.03%
1439 Claridge Drive
Beverly Hills, CA  90210

Douglas Loblaw                                       157,043(4)                1.10%
6111 LeClair Street
Abbotsford, BC  V4X 2C9

John Campbell                                        100,000(5)                0.71%
905 West Pender Street - Suite 500
Vancouver, BC V6C 4S1

Brent Peters                                         132,000(6)                0.93%
c/o Northfield Capital Corporation
347 Bay Street - Suite 301
Toronto, Ontario M5H 2R7

Northfield Capital Corporation(8)                  2,019,136                  14.33%
347 Bay Street, Suite 301
Toronto, Ontario, Canada M5H 2R7

All officers and directors as a group
  (4 persons)                                        679,043                   4.62%

------------------

(1)  Unless otherwise indicated, the address of such person is c/o the Company.

(2) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following March 10, 2003.

(3) Includes 55,000 shares of Common Stock and options to purchase 235,000 shares of Common Stock.

(4) Includes 600 shares of Common Stock and options to purchase 156,443 shares of Common Stock.

(5)  The 100,000 shares are issuable on exercise of a stock option.

(6) Includes 7,000 shares of Common Stock and options to purchase 125,000 shares of Common Stock.

(7) Mr. Peters, an officer and a consultant to Northfield Capital Corp., disclaims a beneficial interest in the shares held by Northfield Capital Corp.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 1998 Stock Incentive Plan. See Note 5 to the Notes to Financial Statements for further information on the material terms of these plans.

         The following table provides information as of December 31, 2002 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information


                                                                                                 (C)
                                                                                         NUMBER OF SECURITIES
                                            (A)                       (B)               REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                  BE ISSUED UPON EXERCISE      EXERCISE PRICE OF          EQUITY COMPENSATION
                                  OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                       WARRANTS AND RIGHTS       WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
-------------                     -----------------------     --------------------    ---------------------------
Equity compensation plans                1,595,110                     $1.09                     2,304,890
approved by security holders

Equity compensation plans not                  -0-                       -0-                           -0-
approved by security holders

Total                                    1,595,110                     $1.09                     2,304,890

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         On February 14, 2002, effective January 31, 2002, we entered into a Management and Operating Services Agreement with Marketeam, a corporation owned by Douglas Loblaw, our former Chief Operating Officer and currently a Director of our company. The execution of the agreement was unanimously approved by our Board of Directors at a meeting held on February 14, 2002. Mr. Loblaw was elected a Director of our company on February 25, 2002. The management agreement with Marketeam was for an initial one-month period commencing January 31, 2002 and continued from month to month thereafter and was terminated by us on May 31, 2002. In consideration of the services performed by Marketeam, we paid Marketeam a fee of $26,000 per month, plus an amount equal to the Company's receipts from our contracts with BarnesandNoble.com. Marketeam provided continuing management and operating services, at its expense, over the day-to-day operations of the Suite101 Web site. An aggregate of $30,200 was paid to Marketeam during the term of the agreement. Marketeam was responsible to our Board of Directors for all phases of the day-to-day management and operations of the Suite101.com Web site, including accounting and bookkeeping, making payments at its expense to Senior and Managing Editors, providing administration, oversight and fulfillment of our duties and responsibilities under our agreements with BarnesandNoble.com, providing Internet access to the Web site, hosting email, property maintenance, providing postage, implementing software upgrades, and arranging intellectual property licensing, among other matters.

         Thereafter, on July 17, 2002, our wholly-owned subsidiary, i5ive, completed the sale of its Website assets to Marketeam. In consideration for the assets, Marketeam issued to i5ive a 15% equity interest in Marketeam and agreed that in the event the assets are resold by Marketeam within one (1) year, a sum equal to the proceeds of the sale would be paid over to i5ive. The sale of the i5ive assets to Marketeam was unanimously approved by Messrs. Blumberg, Campbell and Peters constituting all our directors not having any interest in the transaction.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:

     (A)  EXHIBITS:

EXHIBIT        DESCRIPTION
-------        -----------
  3.1          Certificate of Incorporation of the Registrant, as amended. (1)

  3.2          Bylaws of the Registrant, as amended. (1)

  3.3          Certificate  of  Amendment  filed with the State of Delaware on November 25, 1998. (3)

  3.4          Certificate of Amendment filed with the State of Delaware on December 4, 1998 (3)

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

 10.10         1998 Stock Incentive Plan. (3)

 10.11         Management and Operating Services Agreement dated February 14, 2002 with Creative
               Marketeam Canada, Ltd. (4)

 10.12         Option Agreement dated March 15, 2002 with Double B Holdings, LLC (5)

 10.13         Agreement of Purchase and Sale entered into as of June 1, 2002 between creative Marketeam Canada Ltd.
               and i5ive. (6)

 21.0          Subsidiaries of the Registrant



Name                                 State or Jurisdiction of Incorporation
----                                 --------------------------------------
i5ive communications inc.                    British Columbia, Canada
Endovascular, Inc.                           California (inactive)

EXHIBIT        DESCRIPTION
-------        -----------
 23            Consent of experts and counsel:

 23.1          Consent of N.I. Cameron, Inc.

 99.1          Certification of Mitchell G. Blumberg

 99.2          Certification of Brent Peters

-----------------

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

(2) Filed as Exhibit to Neuro navigational Corporation Form 8-K dated July 17, 1995.

(3)  Filed as an Exhibit to our Current Report on Form 8-K dated December 10,
     1998.

(4)  Filed as an Exhibit to our Current Report on Form 8-K dated February 14,
     2002.

(5)  Filed as an Exhibit to our Current Report on Form 8-K dated March 15, 2002.

(6)  Filed with this Annual Report on Form 10-KSB.


     (B)  REPORTS ON FORM 8-K

         During the quarter ended December 31, 2002, we did not file any Current Reports on Form 8-K.

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including Mitchell G. Blumberg, our President and Chief Executive Officer, and Brent Peters, our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, Mr. Blumberg and Mr. Peters have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Blumberg and Mr. Peters, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SUITE101.COM, INC.

                                        BY: /s/ Mitchell G. Blumberg
                                            ------------------------------------
                                            MITCHELL G. BLUMBERG, PRESIDENT


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                       DATE
---------                            -----                                       ----
/s/ Mitchell G. Blumberg             President (Principal Executive              March 28, 2003
--------------------------           Officer) and Director
Mitchell G. Blumberg


/s/ Brent Peters                     Director and Principal Financial            March 28, 2003
--------------------------           and Accounting Officer)
Brent Peters


/s/ Douglas Loblaw                  Director                                     March 28, 2003
--------------------------
Douglas Loblaw


/s/ John Campbell                   Director                                     March 28, 2003
--------------------------
John Campbell

                                 CERTIFICATIONS

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER


I, Mitchell G. Blumberg, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Suite101.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                     /s/ Mitchell G. Blumberg
                                          --------------------------------------
                                          Mitchell G. Blumberg
                                          President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Brent Peters, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Suite101.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 28, 2003                        /s/ Brent Peters
                                            ------------------------------------
                                            Brent Peters
                                            Chief Financial Officer

                               SUITE101.COM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND DECEMBER 31, 2001

                               SUITE101.COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND DECEMBER 31, 2001


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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Suite101.com, Inc.


We have audited the accompanying consolidated balance sheets of Suite101.com, Inc. as of December 31, 2002 and December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

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



                                                      N.I. Cameron Inc. (signed)

VANCOUVER, B.C.                                          CHARTERED ACCOUNTANTS
March 13, 2003

                               SUITE101.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)

                                     ASSETS

                                                                                  2002            2001
                                                                              ------------    ------------
CURRENT ASSETS
     Cash                                                                     $  3,030,507    $  4,048,630
     Accounts receivable                                                            22,111          42,289
     Prepaid expenses                                                               66,039          68,453
                                                                              ------------    ------------
                                                                                 3,118,657       4,159,372
                                                                              ------------    ------------
INVESTMENTS, at cost (Note 3(c))                                                         1              --
                                                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)
     Computer equipment                                                                 --         217,394
     Furniture and fixtures                                                             --          22,352
     Leasehold improvements                                                             --           7,990
                                                                              ------------    ------------
                                                                                        --         247,736
     Less:  accumulated amortization                                                    --         127,295
                                                                              ------------    ------------
                                                                                        --         120,441
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $  3,118,658    $  4,279,813
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                         $     23,401    $    223,531

                                                                              ------------    ------------
TOTAL LIABILITIES                                                                   23,401         223,531
                                                                              ------------    ------------

CAPITAL STOCK (Notes 4, 5 and 8)
     Authorized:
         40,000,000 common shares with a par value of $0.001 each
         1,000,000 preferred shares with a par value of $0.01 each
     Issued:
         14,086,687 common shares                                                   14,087          13,155
DEFERRED COMPENSATION                                                                   --         (14,034)
ADDITIONAL PAID-IN CAPITAL                                                      10,618,715      10,377,576
DEFICIT                                                                         (7,457,504)     (6,233,343)
EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION                                (80,041)        (87,072)
                                                                              ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                       3,095,257       4,056,282
                                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  3,118,658    $  4,279,813
                                                                              ============    ============

COMMITMENTS AND SUBSEQUENT EVENTS (NOTE 8)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)

                                                             2002            2001
                                                         ------------    ------------
ADMINISTRATIVE EXPENSES                                  $    341,932    $    176,665
                                                         ------------    ------------

LOSS FROM OPERATIONS                                         (341,932)       (176,665)
                                                         ------------    ------------
OTHER INCOME (EXPENSES)
     Loss on disposal of property, plant and equipment       (105,892)             --
     Forfeited deposit                                         45,736              --
     Other income, net                                         48,027         188,631
                                                         ------------    ------------
                                                              (12,129)        188,631
                                                         ------------    ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                 (354,061)         11,966
                                                         ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS (NOTE 10)                  (870,100)     (1,653,596)
                                                         ------------    ------------
NET LOSS                                                 $ (1,224,161)   $ (1,641,630)
                                                         ============    ============
INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS       $      (0.03)   $         --
                                                         ============    ============
INCOME (LOSS) PER SHARE
     Basic and Diluted                                   $      (0.09)   $      (0.12)
                                                         ============    ============
     Weighted average common shares outstanding            13,528,778      13,155,046
                                                         ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                CONSOLIDATED OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                            Equity
                                                                                          Adjustment
                                                                                             From
                                         Common Stock         Additional                   Foreign                        Total
                                  -------------------------     Paid-in     Deferred       Currency     Accumulated    Stockholders'
                                      Shares       Amount       Capital   Compensation    Translation     Deficit         Equity
                                  ------------  -----------  ------------ ------------   ------------   -----------    ------------
Balances, January 1, 2001          13,155,046   $    13,155  $10,351,146   $   (41,775)  $   (61,890)   $(4,591,713)   $ 5,668,923
Stock options issued to
    non-employees                          --            --       26,430       (26,430)           --             --             --
Stock compensation vested                  --            --           --        54,171            --             --         54,171
Net loss for the year ended
    December 31, 2001                      --            --           --            --            --     (1,641,630)    (1,641,630)
Translation adjustment for the
    year ended December 31, 2001           --            --           --            --       (25,182)            --        (25,182)
                                  -----------   -----------  -----------   -----------   -----------    -----------    -----------
Balances, December 31, 2001        13,155,046        13,155   10,377,576       (14,034)      (87,072)    (6,233,343)     4,056,282
Stock options exercised               931,641           932      231,979            --            --             --        232,911
Stock options issued to
     non-employees                         --            --        9,160        (9,160)           --             --             --
Stock compensation vested                  --            --           --        23,194            --             --         23,194
Net loss for the year ended
     December 31, 2002                     --            --           --            --            --     (1,224,161)    (1,224,161)
Translation adjustment for the
     year ended December 31, 2002          --            --           --            --         7,031             --          7,031
                                  -----------   -----------  -----------   -----------   -----------    -----------    -----------
                                   14,086,687   $    14,087  $10,618,715   $        --   $    80,041    $(7,457,504)   $ 3,095,257
                                  ===========   ===========  ===========   ===========   ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                     2002           2001
                                                                                 -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net loss                                                                    $(1,224,161)   $(1,641,630)
     Adjustment to reconcile net loss to net cash used in operating activities
         Loss on disposition of property, plant and equipment                        105,892          7,210
         Amortization                                                                 17,857         42,005
         Stock-based compensation                                                     23,194         54,171

     Changes in operating assets and liabilities
         Accounts receivable                                                          20,687         (9,558)
         Prepaid expenses and deposits                                                 2,956        (19,775)
         Accounts payable and accrued expenses                                      (200,425)        15,135
                                                                                 -----------    -----------

     Net cash used in operating activities                                        (1,254,000)    (1,552,442)
                                                                                 -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Proceeds on disposal of property, plant and equipment                             1,222             --
     Purchase of property, plant and equipment                                        (2,360)       (43,662)
                                                                                 -----------    -----------
     Net cash used in investing activities                                            (1,138)       (43,662)
                                                                                 -----------    -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                          232,911             --
                                                                                 -----------    -----------
     Net cash provided by financing activities                                       232,911             --
                                                                                 -----------    -----------
EFFECT OF EXCHANGE RATES ON CASH                                                       4,104        (26,477)
                                                                                 -----------    -----------
NET DECREASE IN CASH                                                              (1,018,123)    (1,622,581)

CASH AT BEGINNING OF YEAR                                                          4,048,630      5,671,211
                                                                                 -----------    -----------
CASH AT END OF YEAR                                                              $ 3,030,507    $ 4,048,630
                                                                                 ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001
                           (EXPRESSED IN U.S. DOLLARS)

1.       THE COMPANY

         Suite101.com Inc. (formerly known as Kinetic Ventures Ltd. (the "Company")) was incorporated in the State of California, United States on May 20, 1991, and reincorporated in the State of Delaware, United States on December 31, 1993. By way of a reverse takeover on December 8, 1998, the Company acquired a wholly-owned subsidiary i5ive communications inc. ("i5ive"). Until operations ceased on May 31, 2002 (Note 10) i5ive was engaged in the creation, operation and maintenance of a World Wide Web based community.

         Going Concern

         The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. Based on the current level of expenditures, the Company has sufficient funds to meet expenses for at least one year. At December 31, 2002, the Company had accumulated $7,457,504 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

         Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc., a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at December 31, 2002, there were no operations in Endovascular, Inc. or i5ive communications inc.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001
                           (EXPRESSED IN U.S. DOLLARS)


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (b)  Research and Development

          Research and development costs had been expensed as incurred.

     (c)  Foreign Exchange

          Unless otherwise stated, all amounts are in United States dollars. The functional currency of i5ive is the Canadian dollar. Hence, all asset and liability accounts have been translated using the exchange rate as at December 31, 2002 and December 31, 2001 and all revenues and expenses have been translated using the average exchange rate for each period. The rates used were as follows:

          (equivalent CDN $ per U.S.$)       December 31,     December 31,
                                                2002             2001
                                             ------------     ------------
          Exchange rate                        .6339            .6278

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

3.   RELATED PARTY TRANSACTIONS

     (a) The Company has incurred salaries, termination payments and consulting fees of $222,039 (2001 - $147,174) to three directors of the Company.

     (b) Management fees of $104,382 (2001 - $ 0) have been paid to a corporation controlled by a director of the Company.

     (c) During the current year, the Company sold its website assets, as defined in the sales agreement, to a corporation controlled by a director of the Company. In consideration for this sale, the Company received $100 cash and 15% of the issued shares of the acquiring corporation. In addition, if any of these acquired assets are sold within one year of the closing date (July 17, 2002), the entire proceeds of that sale are payable to the Company. As at December 31, 2002, an additional $494 has been received as a result of some of the acquired assets being sold. As security for this obligation, the acquiring corporation has issued a promissory note in the amount of $120,000 to the Company payable on July 17, 2003. This note will be forgiven by the Company provided the acquiring corporation has complied with the condition concerning sale of any assets. The Company has recorded its 15% interest in the acquiring corporation at $1 because there are no material assets in the acquiring corporation other then those acquired in this transaction.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001

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

     (c) During the year ended December 31, 2002, the Company issued 931,641 common shares for total proceeds of $232,911 upon exercise of stock options.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)

5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         The following is a table of stock options under the Plan as at December 31, 2002:

                                                                                                          Balance
 Option         Expiry         Vesting          Balance      Granted     Expired (Exp)      Balance     Exercisable
Exercise         Date           Date          December 31,    During     Exercised (E)   December 31,   December 31,
 Price        (mm/dd/yy)     (mm/dd/yy)           2001       the Year    Cancelled (C)       2002          2002
--------      ---------    ---------------   -------------  ---------   --------------   ------------   ------------
 $ 1.50        02/13/03             Vested       60,000          --                --       60,000         60,000
   1.50        06/30/03             Vested    1,237,584          --      43,800 (Exp)      925,110        925,110
                                                                          268,674 (C)
   1.50        02/23/09             Vested       50,000          --                --       50,000         50,000
   1.50        11/13/04             Vested       20,000          --                --       20,000         20,000
   1.50        06/11/09             Vested        5,000          --                --        5,000          5,000
   1.50        06/12/10             Vested        5,000          --                --        5,000          5,000
   3.53        01/31/02             Vested        4,000          --       4,000 (Exp)           --             --
   0.25        12/31/02             Vested    1,483,430          --       931,641 (E)           --             --
                                                                          184,828 (C)
                                                                         366,961(Exp)
   0.25        01/04/06             Vested       20,000          --                --       20,000         20,000
   0.17        06/04/11             Vested       10,000          --       5,000 (Exp)        5,000          5,000
   0.27        02/25/12    50,001-02/25/03           --     150,000                --      150,000             --
                           50,001-02/25/04
                           49,998-02/25/05
   0.27        02/27/07    16,667-02/27/03           --      50,000                --       50,000             --
                           16,667-02/27/04
                           16,666-02/27/05
   0.50        06/11/12           06/11/03           --       5,000                --        5,000             --
   0.25        11/27/07           01/01/03           --     300,000                --      300,000             --

         The above option table reflects the changes made to the expiry dates and vesting dates as a result of a directors' resolution made during the year.

         The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% or 3% and no expected dividends:

Number of         Exercise                                          Volatility       Expected
 Options            Price          Grant Date             Value     Assumption     Options Life
----------        --------     ------------------       --------    ----------     ------------
 100,000            1.50       October 25, 1999         $ 99,750       272%          5 years
  50,000            3.56       January 6, 2000            99,635       60%           5 years
   4,000            3.53       January 31, 2000            5,120       60%           2 years
 100,000            7.00       February 15, 2000         203,970       20%           5 years
  20,000            7.88       March 21, 2000             45,922       20%           5 years
 100,000            0.25       January 4, 2001            23,390       275%          5 years
  13,000            0.25       October 3, 2001             3,041       275%          5 years
  50,000            0.25       November 27, 2002           9,160       220%           1 year

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)

5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         The remaining options issued were to officers, directors and employees. As the options were granted at exercise prices based on the market price of the Company's shares at the dates of the grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and net income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. The fair value of the employees' purchase rights under SFAS 123 was estimated 5% or 3% using the Black-Scholes model with the following assumptions used for options: risk-free rate was 5.0%, with an expected volatility of 279%, 272% 263% and 257% for the $1.50 options, 275% or 220% for the $0.25 and $0.17 options, and 96% for the $0.27 options, an expected option of 1 to 5 years and no expected dividends.

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the year ended December 31, 2002 would have been as follows:

                  Net loss
                    As reported                                 $(1,224,161)
                    Pro forma                                   $(1,339,675)
                  Basic net loss per share
                    As reported                                 $     (0.09)
                    Pro forma                                   $     (0.10)

6.       INCOME TAXES

         At December 31, 2002, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $2,190,000 less a valuation allowance of $2,190,000. The valuation allowance on deferred tax assets increased by $350,000 during the period ended December 30, 2002.

         At December 31, 2002, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $5,850,000. These carryforwards begin to expire in 2003.

         At December 31, 2002, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $672,000 less a valuation allowance of $672,000. The valuation allowance on deferred tax assets increased by $107,000 during the period ended December 31, 2002. The Company has approximately $1,570,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)



8.       COMMITMENTS AND SUBSEQUENT EVENTS



         (a) During the year ended December 31, 2000, the Company issued a warrant to a consultant to purchase 25,440 shares of common stock of the Company at a price of $5.50 per share expiring February 28, 2002. This warrant expired during the current year without being exercised.

         (b) During the year ended December 31, 2000, the Company entered into a one-year agreement with a consultant. The consultant was issued a warrant to purchase 14,000 shares of common stock of the Company at a price of $5.50 per share, expiring on February 26, 2002. This warrant expired during the current year without being exercised.

         (c) The Company entered into an agreement dated February 17, 2000 for consulting and corporate finance services. The Company issued 25,000 warrants under this agreement with an exercise price of $4.96 per share. These warrants expired February 17, 2002 without being exercised.

         (d) The Company is obligated under the terms of an agreement to make monthly payments of $1,426 until April 2003 for the hosting of its former server.

         (e) Subsequent to December 31, 2002, the Company signed a letter of agreement regarding a proposed business transaction. If the transaction is completed, the Company will purchase 100% of the issued and outstanding capital stock of GeoGlobal Resources (India) Inc. ("GeoGlobal"). In consideration, the Company will issue 34 million shares of common stock and a promissory note of $2.0 million. Of the 34 million shares, 14.5 million will be issued upon completion of the transaction and 14.5 million shares will be held in escrow until the earlier of: i) the completion of a Work Programme on a specific oil and gas property owned by GeoGlobal provided the results in that Programme demonstrate a commercial basis for drilling and the commencement of a Drilling Programme or ii) the commencement of a Drilling Programme. An additional 5 million shares will be held in escrow subject to a Commercial Discovery on the oil and gas property. Of the $2.0 million promissory note, $1.0 million will be payable on closing, but not before March 31, 2003, $500,000 will be payable June 30, 2003 and $500,000 will be payable June 30, 2004.

               If the transaction is completed, it will be accounted for as a reverse takeover, whereby the consolidated financial statements are issued under the name of the Company but described in the notes and elsewhere as a continuation of GeoGlobal and not the Company.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)



9.       COMPREHENSIVE INCOME (LOSS)

                                                         DECEMBER 31,   DECEMBER 31,
                                                             2002          2001
                                                         -----------    -----------
         Net loss as reported                            $(1,224,161)   $(1,641,630)
         Add (deduct)
              Foreign currency translation adjustments         7,031        (25,182)
                                                         -----------    -----------
         Comprehensive Income (Loss)                     $(1,217,130)   $(1,666,812)
                                                         ===========    ===========
         Accumulated other comprehensive income
              Foreign currency translation adjustments
                  Balance at beginning of period         $   (87,072)   $   (61,890)
                  Change during the period                     7,031        (25,182)
                                                         -----------    -----------
                  Balance at end of period               $   (80,041)   $   (87,072)
                                                         ===========    ===========


10.      DISCONTINUED OPERATIONS

         On May 31, 2002, the Company discontinued its internet-based activities. As at December 31, 2002, the assets and liabilities of this discontinued business were comprised of the following:

         Assets                                                $     0
                                                               =======
         Liabilities
             Accounts payable                                  $16,972
                                                               =======


         Revenues from discontinued operations are as follows:

                                          2002                       2001
                                         ------                    -------
                                         $6,799                    $40,067
                                         ======                    =======