Form 10QSB
period 2003-03-31
SUITE 101 COM INC
filed 2003-05-15
CIK 896726

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003; or


     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________________.

                         Commission file Number: 0-25136
                                                 -------


                                SUITE101.COM INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                DELAWARE                                    33-0464753
    --------------------------------                   -------------------
    (State or other jurisdiction of                     (I.R.S. employer
    incorporation of organization)                     identification no.)



          347 BAY STREET - SUITE 301, TORONTO, ONTARIO, CANADA M5H 2R7
          ------------------------------------------------------------
               (Address of principal executive offices, zip code)


                                  416-628-5902
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  [X]           NO [ ]


          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes  [ ]           No [X]


          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                       Outstanding at May 1, 2003
-----------------------                               --------------------------
COMMON STOCK, PAR VALUE                                         13,751,222
     $.001 PER SHARE


          Transitional Small Business Disclosure Format

                         YES  [#]           NO [X]

================================================================================

                               SUITE101.COM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements                                              4

         Consolidated Balance Sheets -- March 31, 2003
         and December 31, 2002                                             4

         Consolidated Statements of Operations -- Three-Month
         Period Ended March 31, 2003 and March 31, 2002                    5


         Consolidated Statements of Cash Flows -- Three-Month
         Period Ended March 31, 2003 and March 31, 2002                    6


         Notes to Consolidated Financial Statements -- March 31,
         2003 and March  31, 2002                                         7-11



Item 2.  Management's Discussion and Analysis or Plan of Operation       12-19


Item 3   Controls and Procedures                                           19


PART II  OTHER INFORMATION                                                 20

Item 5   Other Information                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  24

                               SUITE101.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                           (EXPRESSED IN U.S. DOLLARS)


                                     ASSETS

                                                                      MARCH 31,        DECEMBER 31,
                                                                           2003                2002
                                                                   ------------        ------------
                                                                    (UNAUDITED)
CURRENT ASSETS
   Cash                                                            $ 2,913,991          $ 3,030,507
   Accounts receivable                                                  23,470               22,111
   Prepaid expenses                                                     49,155               66,039
                                                                   -----------          -----------
                                                                     2,986,616            3,118,657
                                                                   -----------          -----------
INVESTMENTS, at cost (Note 3(c))                                             1                    1
                                                                   -----------          -----------
TOTAL ASSETS                                                       $ 2,986,617          $ 3,118,658
                                                                   ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                $    45,936          $    23,401
                                                                   -----------          -----------
TOTAL LIABILITIES                                                       45,936               23,401
                                                                   -----------          -----------
CAPITAL STOCK (Notes 4, 5 and 8)
   Authorized:
      100,000,000 common shares with a par value of $0.001 each
      1,000,000 preferred shares with a par value of $0.01 each

   Issued:
       14,086,687 common shares                                         14,087               14,087
ADDITIONAL PAID-IN CAPITAL                                          10,618,715           10,618,715
DEFICIT                                                             (7,692,121)          (7,457,504)
EQUITY ADJUSTMENT FROM FOREIGN
   CURRENCY TRANSLATION                                                     --              (80,041)
                                                                   -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                           2,940,681            3,095,257
                                                                   -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 2,986,617          $ 3,118,658
                                                                   ===========          ===========


COMMITMENTS AND SUBSEQUENT EVENTS (NOTE 8)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)


                                                          MARCH 31,        MARCH 31,
                                                               2003             2002
                                                        -----------      -----------
ADMINISTRATIVE EXPENSES                                 $   170,311      $   107,833
                                                        -----------      -----------
LOSS FROM OPERATIONS                                       (170,311)        (107,833)
                                                        -----------      -----------
OTHER INCOME (EXPENSES)
     Exchange loss                                          (77,785)              --
     Other income, net                                       13,479           12,119
                                                        -----------      -----------
                                                            (64,306)          12,119
                                                        -----------      -----------
NET LOSS FROM CONTINUING OPERATIONS                        (234,617)         (95,714)
                                                        -----------      -----------
LOSS FROM DISCONTINUED OPERATIONS (NOTE 9)                       --         (767,688)
                                                        -----------      -----------
NET LOSS                                                $  (234,617)     $  (863,402)
                                                        ===========      ===========
INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS      $     (0.02)     $     (0.01)
                                                        ===========      ===========
INCOME (LOSS) PER SHARE
     Basic and Diluted                                  $     (0.02)     $     (0.07)
                                                        ===========      ===========
     Weighted average common shares are outstanding      14,086,687       13,201,405
                                                        ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                    MARCH 31,       MARCH 31,
                                                                                         2003            2002
                                                                                   ----------      ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net loss                                                                      $ (234,617)     $ (863,402)
     Adjustment to reconcile net loss to net cash used in operating activities
         Stock-based compensation                                                          --          14,034
         Amortization                                                                      --           8,573
         Exchange loss                                                                 77,785              --
     Changes in operating assets and liabilities
         Accounts receivable                                                              284           8,906
         Prepaid expenses and deposits                                                 18,632          17,522
         Accounts payable and accrued expenses                                         20,761        (175,502)
         Deposits                                                                          --          14,713
                                                                                   ----------      ----------
     Net cash used in operating activities                                           (117,155)       (975,156)
                                                                                   ----------      ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Purchase of capital assets                                                            --          (2,360)
     Proceeds on disposal of capital assets                                                --             627
                                                                                   ----------      ----------
     Net cash used in investing activities                                                 --          (1,733)
                                                                                   ----------      ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Proceeds from issuance of common stock and warrants                                   --          19,788
                                                                                   ----------      ----------
     Net cash provided by financing activities                                             --          19,788
                                                                                   ----------      ----------
EFFECT OF EXCHANGE RATES ON CASH                                                          639             125
                                                                                   ----------      ----------
NET DECREASE IN CASH                                                                 (116,516)       (956,976)

CASH AT BEGINNING OF PERIOD                                                         3,030,507       4,048,630
                                                                                   ----------      ----------
CASH AT END OF PERIOD                                                              $2,913,991      $3,091,654
                                                                                   ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)
                           (EXPRESSED IN U.S. DOLLARS)


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

         Going Concern

         The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. Based on the current level of expenditures, the Company has sufficient funds to meet expenses for at least one year. At March 31, 2003, the Company had accumulated $7,692,121 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

         Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc., a Canadian company. All intercompany accounts and transactions have been eliminated in consolidation. As at March 31, 2003, there were no operations in Endovascular, Inc. or i5ive communications inc.


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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)
                           (EXPRESSED IN U.S. DOLLARS)


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (b)  Research and Development

              Research and development costs had been expensed as incurred.

         (c)  Foreign Exchange

              Unless otherwise stated, all amounts are in United States dollars. Until operations ceased, the functional currency of i5ive was the Canadian dollar. At present, i5ive no longer has any material assets. As a result, all foreign currency translation adjustments have been expensed in the current period. All asset and liability accounts have been translated using the exchange rate as at March 31, 2003 and December 31, 2002 and all revenues and expenses have been translated using the average exchange rate for each period. The rates as at March 31, 2003 and December 31, 2002 were as follows:

              (equivalent CDN $ per U.S.$)         March 31,    December 31,
                                                   2003         2002
                                                   ---------    ------------
              Exchange rate                        .6813        .6339


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

3.       RELATED PARTY TRANSACTIONS

         (a) The Company has incurred salaries, termination payments and consulting fees of $ 0 (2002 -- $205,372) to three directors of the Company.

         (b) Management fees of $ 0 (2002 -- $51,594) have been paid to a corporation controlled by a director of the Company.

         (c) During the prior year, the Company sold its website assets, as defined in the sales agreement, to a corporation controlled by a director of the Company. In consideration for this sale, the Company received $100 cash and 15% of the issued shares of the acquiring corporation. In addition, if any of these acquired assets are sold within one year of the closing date (July 17, 2002), the entire proceeds of that sale are payable to the Company. As security for this obligation, the acquiring corporation has issued a promissory note in the amount of $120,000 to the Company payable on July 17, 2003. This note will be forgiven by the Company provided the acquiring corporation has complied with the condition concerning sale of any assets. The Company has recorded its 15% interest in the acquiring corporation at $1 because there are no material assets in the acquiring corporation other then those acquired in this transaction.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)
                           (EXPRESSED IN U.S. DOLLARS)


4.       CAPITAL STOCK

         (a) During the year ended December 31, 2000, the Company issued 625,000 warrants as part of the private placement of Notes payable. Each warrant entitled the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and
              (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter. During the second quarter of 2002, the exercise price of these warrants was changed to $0.52 and the expiry date was changed to July 15, 2003. To date, none of these warrants have been exercised.

         (b) During the current period, the authorized share capital was changed to increase the authorized number of common shares from 40,000,000 to 100,000,000.


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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)
                           (EXPRESSED IN U.S. DOLLARS)

5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         The following is a table of stock options under the Plan as at March 31, 2003:

                                                                                                                             Balance
           Option         Expiry             Vesting          Balance        Granted     Expired (Exp)       Balance     Exercisable
         Exercise           Date                Date     December 31,         During     Exercised (E)     March 31,       March 31,
            Price     (mm/dd/yy)          (mm/dd/yy)             2002     the Period     Cancelled (C)          2003            2003
         --------     ----------     ---------------     ------------     ----------     -------------     ---------     -----------
            $1.50       02/13/03              Vested           60,000             --      60,000 (Exp)            --              --
             1.50       06/30/03              Vested          925,110             --                --       925,110         925,110
             1.50       02/23/09              Vested           50,000             --                --        50,000          50,000
             1.50       11/13/04              Vested           20,000             --                --        20,000          20,000
             1.50       06/11/09              Vested            5,000             --                --         5,000           5,000
             1.50       06/12/10              Vested            5,000             --                --         5,000           5,000
             0.25       01/04/06              Vested           20,000             --                --        20,000          20,000
             0.17       06/04/11              Vested            5,000             --                --         5,000           5,000
             0.27       02/25/12     50,001-02/25/03          150,000             --                --       150,000          50,000
                                     50,001-02/25/04
                                     49,998-02/25/05
             0.27       02/27/07     16,667-02/27/03           50,000             --                --        50,000          16,667
                                     16,667-02/27/04
                                     16,666-02/27/05
             0.50       06/11/12            06/11/03            5,000             --                --         5,000              --
             0.25       11/27/07            01/01/03          300,000             --                --       300,000         300,000


         The above option table reflects the changes made to the expiry dates and vesting dates as a result of a directors' resolution made during the prior year.

         The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% or 3% and no expected dividends:

         Number of     Exercise                                        Volatility       Expected
           Options        Price     Grant Date              Value      Assumption     Options Life
         ---------     --------     -----------------     --------     ----------     ------------
           100,000         1.50     October 25, 1999      $ 99,750        272%           5 years
            50,000         3.56     January 6, 2000         99,635         60%           5 years
             4,000         3.53     January 31, 2000         5,120         60%           2 years
           100,000         7.00     February 15, 2000      203,970         20%           5 years
            20,000         7.88     March 21, 2000          45,922         20%           5 years
           100,000         0.25     January 4, 2001         23,390        275%           5 years
            13,000         0.25     October 3, 2001          3,041        275%           5 years
            50,000         0.25     November 27, 2002        9,160        220%           1 year

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)
                           (EXPRESSED IN U.S. DOLLARS)

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

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended March 31, 2003 would have been as follows:

              Net loss
                       As reported                           $(234,617)
                       Pro forma                             $(237,218)
              Basic net loss per share
                       As reported                           $(0.02)
                       Pro forma                             $(0.02)

6.       INCOME TAXES

         At March 31, 2003, there were deferred income tax assets resulting primarily from operating loss carryforwards for Canadian tax purposes totaling approximately $2,194,000 less a valuation allowance of $2,194,000. The valuation allowance on deferred tax assets increased by $4,000 during the period ended March 31, 2003.

         At March 31, 2003, the Company had net operating loss carryforwards for Canadian tax purposes of approximately $5,863,000. These carryforwards begin to expire in 2003.

         At March 31, 2003, there were deferred income tax assets resulting from operating loss carryforwards for U.S. income tax purposes totaling approximately $745,000 less a valuation allowance of $745,000. The valuation allowance on deferred tax assets increased by $73,000 during the period ended March 31, 2003. The Company has approximately $1,740,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)
                           (EXPRESSED IN U.S. DOLLARS)


8.       COMMITMENTS AND SUBSEQUENT EVENTS

         (a) The Company is obligated under the terms of an agreement to make monthly payments of $1,426 until April 2003 for the hosting of its former server.

         (b) During the current period, the Company signed a letter of agreement regarding a proposed business transaction. If the transaction is completed, the Company will purchase 100% of the issued and outstanding capital stock of GeoGlobal Resources (India) Inc. ("GeoGlobal"). In consideration, the Company will issue 34 million shares of common stock and a promissory note of $2.0 million. Of the 34 million shares, 14.5 million will be issued upon closing of the transaction and 14.5 million shares will be held in escrow until the earlier of: i) the completion of a Work Programme on a specific oil and gas property owned by GeoGlobal provided the results in that Programme demonstrate a commercial basis for drilling and the commencement of a Drilling Programme or ii) the commencement of a Drilling Programme. An additional 5 million shares will be held in escrow subject to a Commercial Discovery on the oil and gas property. Of the $2.0 million promissory note, $1.0 million will be payable on closing, $500,000 will be payable June 30, 2003 and $500,000 will be payable June 30, 2004.

              If the transaction is completed, it will be accounted for as a reverse takeover, whereby the consolidated financial statements are issued under the name of the Company but described in the notes and elsewhere as a continuation of GeoGlobal and not the Company.

              Subsequent to March 31, 2003, the Company made an unsecured loan of $75,000 to GeoGlobal. The loan is repayable on demand and bears interest at the primate rate.

         (c) Subsequent to March 31, 2003, the Company entered into an agreement to dispose of its interest in i5ive to a director for $1. This transaction has not yet completed.

9.       DISCONTINUED OPERATIONS

         On May 31, 2002, the Company discontinued its internet-based activities. As at March 31, 2003, the assets and liabilities of this discontinued business were comprised of the following:


              Assets                                         $     0
                                                             =======
              Liabilities
                    Accounts payable                         $18,242
                                                             =======


              Revenues from discontinued operations are as follows:

                                                  MARCH 31,           MARCH 31,
                                                       2003                2002
                                                 ----------           ---------
                                                 $       --           $   6,658
                                                 ==========           =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the Notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include the Risk Factors set forth below as well as the "Risk Factors" contained in our Annual Report. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" herein.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND THE THREE MONTHS ENDED MARCH 31, 2002


         Administrative expenses were $170,311 during the three months ended March 31, 2003 compared with $107,833 during the three months ended March 31, 2002. This increase was primarily the result of an increase in professional fees and an increase in stockholder reporting costs.

         Our Loss From Operations was $170,311 during the three-month period ended March 31, 2003 compared with $107,833 during the three-month period ended March 31, 2002. The increase in our Loss From Operations during the three-month periods ended March 31, 2003 compared with the three-month period ended March 31, 2002 was the result of the increase in our administrative expenses.

         Other net expenses was $64,306 during the three-month period ended March 31, 2003 compared to other net income of $12,119 during the three-month period ended March 31, 2002. Included in other net expenses is income attributable to interest earned on bank balances and an exchange loss of $77,785. During the three-month period ended March 31, 2003, net interest income was $13,479 compared to net interest income of $12,119 during the comparative three-month period ended March 31, 2002. The increase in the net interest earned results from higher interest rates earned on cash balances carried through these periods. The exchange loss results from foreign currency translation adjustments. Currently i5ive communications, Suite101.com, Inc.'s wholly-owned subsidiary, no longer has any material assets and as a result all foreign currency translation adjustments have been expensed in the current period.

         On May 31, 2002, the Company decided to discontinue its internet-based activities and sought to dispose of its web site assets. During the three months ended March 31, 2002 our revenue from discontinued operations was $6,658. The revenue during the three-month periods ended March 31, 2002 was primarily attributable to revenues generated from two service contracts that we entered into with Barnes&Noble.com to provide introductions for a series of e-books and to provide proofreading services for the related digitized books. The net loss during the three months ended March 31, 2002 from discontinued operations was $767,688.

         Our Net Loss was $234,617 during the three-month period ended March 31, 2003 compared with $863,402 during the three-month period ended March 31, 2002. The decrease in our Net Loss during this three-month period ended March 31, 2003 compared with the three-month period ended March 31, 2002 was primarily the result of the decrease in the loss from discontinued operations partially offset by the exchange loss in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The report of our independent auditors on their audit of our financial statements as of December 31, 2002 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. At March 31, 2003, our cash balance was $2,913,991. The majority of these funds are currently held as U.S funds in our bank accounts earning interest based on the US Base Rate. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2003. Currently, we have no source of revenues.

         During the three months ended March 31, 2003 our cash balances decreased by $116,516 of which approximately $92,000 represents payments in respect of professional fees.

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

         On April 4, 2003, we announced that we had signed a Stock Purchase Agreement to acquire all the outstanding capital stock of GeoGlobal Resources (India) Inc. (GeoGlobal) in exchange for shares of our common stock.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters discussed in this quarterly report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this quarterly report regarding our plans and objectives of management for our future operations, including plans or objectives relating to the redirection of our business activities, our efforts to enter into a transaction relating thereto, and our ability to limit or curtail our current expenses. These statements appear, among other places, under the following captions: "Risk Factors" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation". Forward-looking statements made in this annual report include the assumptions made by management as to our future business direction and our ability to redirect our activities. We cannot assure you that our assumptions in this regard or our views as to the viability of our business plans discussed herein will prove to be accurate. Likewise, we cannot assure you that we will be successful in acquiring any commercial activities. We cannot assure you that our transaction with GeoGlobal will be completed or that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration block in which GeoGlobal has an interest. Our ability to realize revenues cannot be assured. If our assumptions are incorrect or if our plans fail to materialize, we may be unsuccessful in developing as a viable business enterprise. Under such circumstance your investment will be in jeopardy. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions could have a material adverse effect on us. We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning below. They are also described in our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this annual report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

Risks Relating to Proposed GeoGlobal Transaction. As described above, on April 4, 2003 we entered into a Stock Purchase Agreement with Jean Paul Roy and GeoGlobal to purchase all of the outstanding shares of GeoGlobal.

         There can be no assurance that all the conditions to the closing of the agreement top acquire GeoGlobal can or will be met and that the transaction will be consummated. At May 14, 2003, the parties had submitted an application to the Government of India for its consent to the sale of the stock of GeoGlobal to us. This consent is a condition to the completion of the transaction, among other conditions.

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

Possible Future Dilution As A Result Of Business Transaction. Our business plan is based upon effectuating a business acquisition or other transaction. Any such acquisition transaction may and the GeoGlobal transaction will result in us issuing securities as part of the transaction. The issuance of previously authorized and un-issued common shares will result in substantial dilution to our existing stockholders which could possibly result in a change in control or management of our company. There can be no assurance that an acquisition can be completed. In the event the transaction with GeoGlobal is completed, our stockholders, prior to the closing of the transaction, will experience material dilution in their interests.

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

         Our agreement with JPR and GeoGlobal provides that, subject to Board of Directors' approval, promptly subsequent to the closing a transaction with Mr. Paul and GeoGlobal, we intend to make an offering of shares of our Common Stock not registered under the U.S. Securities Act of 1933, as amended, with the amount of shares offered intended to raise a minimum of $4.0 million. The intended purpose of the offering is to raise additional working capital. The securities intended to be offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. There can be no assurance that we will be successful in selling these shares or that such transaction will not result in further material dilution to our stockholders.

No Requirement of Stockholder Approval. Any transaction we enter into in redirecting our business activities may be structured on terms whereby the approval of our existing stockholders is not required which would result in our existing stockholders being unable to vote in favor of or against the transaction and the redirection of our business activities. The completion of our transaction with GeoGlobal will not require the approval of our stockholders.

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

         In the event the transaction with JPR and GeoGlobal is completed, our company will experience a change in control.

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

Control by Directors, Executive Officers, and Principal Stockholders. As of May 14, 2003, our Directors, executive officers, and stockholders who own beneficially 5% or more of our Common

Stock, and their respective affiliates, in the aggregate, beneficially owned (including shares that the he or she has the right to acquire the beneficial ownership within 60 days following May 14, 2003) approximately 2,698,179 shares or 18.35% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.


ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including Mitchell G. Blumberg, its President and Chief Executive Officer, and Brent L. Peters, its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, Mr. Blumberg and Mr. Peters have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including Mr. Blumberg and Mr. Peters, as appropriate to allow timely decisions regarding required disclosure.

                          PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

         GeoGlobal Stock Purchase Agreement. Pursuant to a Stock Purchase Agreement dated April 4, 2003 among us, Jean Paul Roy ("JPR") and GeoGlobal Resources (India) Inc. ("GeoGlobal"), the Company agreed to acquire all the shares of GeoGlobal. In exchange, we are to issue 34.0 million shares of our Common Stock. Of the 34.0 million shares, 14.5 million shares are to be issued and delivered to JPR at the closing of the transaction and an aggregate of 19.5 million shares are to be held in escrow by an agent. The terms of the escrow provide for the release of the shares upon the occurrence of certain developments, described below, subject to the outcome of oil and natural gas exploration and development activities to be conducted on an exploration block off the east coast of India. In addition to our shares of Common Stock, we are to deliver to JPR a $2.0 million promissory note, of which $1.0 million is to be paid on the closing of the transaction, $500,000 is to be paid on June 30, 2003 and $500,000 is to be paid on June 30, 2004. The note will not accrue interest. The note will be secured by the carried interest of GeoGlobal. The closing of the transaction is to occur on the third business day following the date on which all conditions to the parties' obligations under the Stock Purchase Agreement are met, but in no event later than 120 days after the date of submission of the application for consent of the Government of India to the transaction as required by the terms of the Production Sharing Contract described below. The application was submitted to the Government of India on April 21, 2003 and remains pending as of May 14, 2003.

         On the closing of the transaction, Jean Paul Roy and Allan J. Kent are to be elected Directors of the Company and Mitchell G. Blumberg and Douglas F. Loblaw, currently Directors of our company prior to the closing, are to resign. Mr. Roy is to be elected our President, Grahame M. Notman is to be elected Interim Chief Executive Officer and Mr. Kent is to be elected Executive Vice President and Chief Financial Officer. As a consequence of the transactions, Mr. Roy will hold an aggregate of 34.0 million shares of our outstanding Common Stock or approximately 70.7% of the shares to be outstanding, assuming all shares held in escrow are released to him. The terms of the transaction provide that JPR is to have the right to vote all 34.0 million shares following the closing, including the shares during the period they are held in escrow. The election of Messrs. Roy and Kent as Directors of our company and the election of Messrs. Roy, Notman and Kent as officers of our company are conditions to the closing of the transaction. Except for the foregoing, there are no understandings or arrangements among Jean Paul Roy and Allan J. Kent and their associates or our current Directors with respect to the election of Directors or other matters in the future.

         The Stock Purchase Agreement contains various representations and warranties of JPR, GeoGlobal and us. Both GeoGlobal and we agreed that through the closing of the transaction that neither party would engage in any transactions outside the ordinary course of the parties activities. JPR agreed, through the closing date, not to offer or sell his GeoGlobal shares, or options or rights to acquire them or enter into other agreements with respect to those shares or take any steps that are reasonably likely to impair his ability to complete the transaction. Each of the parties agreed to use their best efforts to obtain all necessary consents, approvals, authorizations and exemptions needed to satisfy the conditions to the closing.

         Concurrently with the closing, options are intended to be granted by our Board of Directors to purchase an aggregate of 2.0 million shares of common stock at an exercise price of not less than $1.00 per share. In addition, JPR will enter into a three (3) year consulting agreement with us at a salary of $250,000 per year and will provide that JPR will bring other opportunities to us during the course of his employment. The Stock Purchase Agreement provides that we have the exclusive right to complete the transaction through the close of business 120 days after the date of submission of the application for consent of the Government of India to the transaction as required by the terms of the Production Sharing Contract described below and JPR will not solicit or accept any offers to purchase his GeoGlobal shares or, engage in any discussions or negotiations or provide information in furtherance of such a transaction.

         Conditions to the closing of the transaction include the accuracy, as of the closing date, of the parties' representations and warranties, the absence of any court or governmental proceeding to enjoin the transaction or seeking damages or other relief, the receipt of opinions of counsel, delivery of officers' closing certificates and corporate documents, the delivery of the GeoGlobal shares to us and the issuance of our shares to JPR and an escrow agent and the delivery of the note to JPR, the delivery of the resignations of Messrs. Blumberg and Loblaw as Directors and, in the case of Mr. Blumberg, as an officer of our company, the sale of the capital stock of i5ive Communications Inc. to Creative Marketeam Canada, Inc., a corporation wholly owned by Mr. Loblaw, a Director of our company, the exercise by Directors of and consultants to our company of options to purchase an aggregate of 391,668 shares of our Common Stock and the cancellation by such persons of options to purchase an aggregate of 138,332 shares, and the grant by Roy Group (Mauritius) Inc. ("Roy Group"), a corporation wholly owned by JPR, of a right of first refusal to acquire the 5% carried interest in the exploration block that the Stock Purchase Agreement provides that, subject to obtaining Government of India consent, GeoGlobal will assign, pursuant to a Participating Interest Agreement, to Roy Group out of GeoGlobal's initial 10% interest and, absent such consent, to amend the Participating Interest Agreement to provide Roy Group with an economic benefit equivalent to the assignment contemplated.

         The Stock Purchase Agreement provides that during the period commencing with the closing until the earlier of the date commercial production, as defined, commences under the Production Sharing Contract described below or the termination of the Production Sharing Contract, none of JPR, GeoGlobal or we will take any action, referred to as Prohibited Actions, that will have the effect of in any way amending, altering, accelerating or delaying the provisions of the Stock Purchase Agreement and the delivery to JPR or the return to us of our shares from the escrow provided for in the Stock Purchase Agreement which actions are materially adverse to the interests of those shares of stock of our company that are outstanding immediately prior to the closing, including those shares as held by transferees of those shares. Prohibited Actions include, among other things, entering into any written or oral amendment of, or giving, seeking or agreeing to any waiver, consent or other accommodation, formally or informally, written or oral, including by any failure to take any action, under the Stock Purchase Agreement, the escrow agreement, and, for a period of one (1) year after the closing, the Production Sharing Contract described below. JPR also has agreed to such restrictions in his capacity as a stockholder of our company. Notwithstanding these prohibitions, a Prohibited Action may be taken subject to receiving the prior approval of a majority of the shares of Common Stock of our company outstanding prior to the closing at a meeting of stockholders. The shares held by JPR are to be present at such a meeting, for purposes of establishing a quorum, but will not be voted at the meeting. Any shares JPR is permitted to transfer subsequent to the closing pursuant to the provisions of Rule 144 may be transferred free of the restrictions described above. Other transferees of JPR, subsequent to the closing, must agree to the foregoing restrictions.

         The Stock Purchase Agreement may be terminated by mutual consent of JPR and us, by either JPR or us if the closing shall not have occurred on or before 120 days from the date of submission of the application for consent of the Government of India to the transaction as described by the Production Sharing Contract described below, or by either party if the other fails to perform in any material respects, its agreements required to be performed before the closing or is in material breach of any of its representations, warranties, covenants or agreements which are not cured within five (5) days after notice. The agreement is governed and interpreted under the laws of the State of Delaware.

         In April, 2003, we made an unsecured loan of $75,000 to GeoGlobal to provide it with working capital.

         GeoGlobal Production Sharing Contract. GeoGlobal is a party to a Production Sharing Contract entered into on March 4, 2003 with the Government of India, Gujaiat State Petroleum Corporation Limited ("GSPC") and Jubilant Enpro Limited ("Enpro") with respect to an approximately 457,000 acre area off the east coast of India, designated as Block KG - OSN - 2001/3 under National Exploration Licensing Policy III. Under the Production Sharing Contract, the Government of India has granted to the parties the right to engage in oil and natural gas exploration activities on the exploration block for a term of years. The Production Sharing Contract provides that the exploration activities are to be conducted in three phases with each of the first two phases having a duration of 2.5 years, and the last phase having a duration of 1.5 years, or a maximum total duration of 6.5 years for all three phases. The exploration period under the Production Sharing Contract commenced March 12, 2003. During the first exploration phase, the parties are to conduct and process 1,250 square kilometers of 3D seismic data, reprocess 2,298.4 line kilometers of seismic data, conduct a bathymetric survey and drill a total of fourteen exploratory wells. During the second and third phases, if the parties elect to complete them, in addition to bathymetric surveys in connection with each phase, the parties are to drill four and two exploratory wells, respectively. If the parties elect to continue into the second exploratory phase, the agreement provides that the parties retain up to 75% of the original contract area, including any developed areas or areas of discoveries of hydrocarbons, and relinquish the remainder. If the parties elect to continue into the third exploration phase, the agreement provides that the parties retain up to 50% of the original contract area, including any developed areas or areas of discovery of hydrocarbons, and relinquish the remainder.

         The Production Sharing Contract contains provisions relating to procedures to be followed once a discovery of hydrocarbons is determined to have been made within the exploration area and for the further development of that discovery. Following the completion of a development plan for a discovery, the parties are to apply for a lease with respect to the area to be developed with an initial term of 20 years for the lease. The Government of India and the other parties to the Production Sharing Contract are allocated, after deduction of the costs of exploration, development, and production to be recovered, percentages of any remaining production with the Government of India allocated between 20% to 40% of the production and the balance to be allocated to the other three parties in proportion to their percentage interests.

         The agreement contains restrictions on the assignment of a participating interest, including a change in control of a party, without the consent of the Government of India, subject to certain exceptions which include, among others, a party encumbering its interest subject to certain limitations.

         The operator of the venture is GSPC and the venture is managed by a management committee representing the parties to the agreement.

         The agreement contains various other provisions, including, among others, obligations of the parties to maintain insurance, the maintenance of books and records, confidentiality, the protection of the environment, arbitration of disputes, matters relating to income taxes on the parties, royalty payments, and the valuation of hydrocarbons produced. The Indian domestic market has the first call on natural gas produced. The agreement is interpreted under the laws of India.

         GeoGlobal has a 5% interest in the venture and GSPC and Enpro have 80% and 10% interests in the venture, respectively. The remaining 5% interest in the venture is the subject of a prospective assignment by GeoGlobal to Roy Group effective February 4, 2003 pursuant to a Participating Interest Agreement, subject to Government of India consent. Absent such consent, GeoGlobal is to provide Roy Group with an economic benefit equivalent to the interest to be assigned.

         GeoGlobal Carried Interest Agreement. Pursuant to an agreement entered into with GSPC, GeoGlobal has a carried interest in the exploration activities conducted by the parties in the exploration block that is the subject of the Production Sharing Contract. Under the terms of the Carried Interest Agreement, GeoGlobal is carried by GSPC for 100% of all its share of any costs during the exploration phase prior to the start date of initial commercial production. However all of GeoGlobal's share of any capital costs for the development phase will be paid back to GSPC without interest over the projected production life or ten years whichever is less. GeoGlobal is not entitled to any share of production until GSPC has recovered GeoGlobal's share of the costs and expenses that were paid by GSPC.

         About GeoGlobal and Material Risks Relating to the Transaction. GeoGlobal was incorporated under the laws of the Province of Alberta, Canada and is intended to be reincorporated by continuance under the laws of Barbados. Other than entering into the Production Sharing Contract and the Carried Interest Agreement and the agreement with us, it has conducted no business activities. GeoGlobal was organized by JPR in order to enable him to acquire a proprietary interest in exploration activities being engaged in by others utilizing, in part, JPR's assistance and expertise.

         We, through GeoGlobal or other entities to be organized, intend to continue to seek opportunities to enter into joint venture and other similar arrangements whereby we, through one or more subsidiaries, can acquire proprietary interests in geographic areas where potential oil and natural gas reserves are considered by JPR, and possibly other persons intended to be employed by us, to have significant hydrocarbon development potential.

         It is expected that initially, these activities will be focused on the Indian subcontinent. However, these opportunities may be pursued wherever management considers the hydrocarbon development potential to exist in significant quantities. It is not intended to engage in development drilling in areas where there has been a substantial history of production.

         There can be no assurance that all the conditions to the closing of the agreement to acquire GeoGlobal can or will be met and that the transaction will be consummated. At May 14, 2003, GeoGlobal had submitted and was awaiting action on an application to the Government of India for its consent to the sale of the stock of GeoGlobal to us. This consent is a condition to the completion of the transaction, among other conditions.

         The exploration block should be considered a highly speculative exploration opportunity. Pursuing the transaction will involve material risks to us and our stockholders and will result in material dilution to our stockholders and a material diminution of our cash we hold as of May 14, 2003. The transaction is expected to be accounted for as a reverse acquisition.


         There can be no assurance that the exploratory drilling to be conducted on the exploration block in which GeoGlobal holds an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found on the exploration block in which GeoGlobal holds an interest.

         References herein to JPR refer to Jean Paul Roy and references to GeoGlobal refer to GeoGlobal Resources (India) Inc., an Alberta corporation and which is intended to be reincorporated by continuance under the laws of Barbados. Subsequent to the closing of the transaction, GeoGlobal will be a wholly-owned subsidiary of ours.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Stock Purchase Agreement dated April 4, 2003 by and among Suite101.com, Inc., Jean Paul Roy and GeoGlobal Resources (India) Inc.


              99.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)


              99.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)


              99.3 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

              99.4   Certification of Chief Financial Officer Pursuant to
                     Section 1350 (furnished, not filed)

         (b)  Reports on Form 8-K

              During the quarter ended September 30, 2002, we filed a Current Reports on Form 8-K as follows:

                         January 22, 2003      Item 7
                         March 4, 2003         Item 7
                         April 4, 2003         Item 7

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


                                           Suite101.com, Inc.
                                           ------------------
                                           (Registrant)


Date:  May 14, 2003                        /s/Mitchell G. Blumberg
                                           -----------------------
                                           Mitchell G. Blumberg
                                           President and Chief Executive Officer
                                           (Principal Executive Officer, and
                                                Director)

                                           /s/Brent Peters
                                           ---------------
                                           Brent J. Peters
                                           (Principal Financial and Accounting
                                                Officer)