Form 10QSB
period 2003-06-30
SUITE 101 COM INC
filed 2003-08-14
CIK 896726

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003; or

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


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                       Outstanding at July 1, 2003
-----------------------                             ----------------------------
COMMON STOCK, PAR VALUE                                    14,086,687
    $.001 PER SHARE

                  Transitional Small Business Disclosure Format

                        YES [ ]                   NO [X]

================================================================================

                               SUITE101.COM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements                                              3

         Consolidated Balance Sheets - June 30, 2003 and
            December 31, 2002                                              3

         Consolidated Statements of Operations - Six and Three-Month
            Periods Ended June 30, 2003 and June 30, 2002                  4

         Consolidated Statements of Operations - Six-Month
         Periods Ended June 30, 2003 and June 30, 2002

         Consolidated Statements of Cash Flows - Six-Month
            Periods Ended June 30, 2003 and June 30, 2002                  5

         Notes to Consolidated Financial Statements - June 30, 2003
            and June 30, 2002                                             6-11

Item 2.  Management's Discussion and Analysis or Plan of Operation       12-19

Item 3   Controls and Procedures                                          19

PART II  OTHER INFORMATION                                                20

Item 5   Other Information                                                20

Item 6.  Exhibits and Reports on Form 8-K                                 20

                                     Part I
                             Financial Information

Item 1. Financial Statements


                               SUITE101.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                           (EXPRESSED IN U.S. DOLLARS)

                                                                           JUNE 30,      DECEMBER 31,
                                                                               2003              2002
                                                                        -----------      ------------
                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash                                                               $ 2,807,394      $ 3,030,507
     Accounts receivable                                                      3,899           22,111
     Prepaid expenses                                                         8,419           66,039
     Loan receivable (Note 8)                                                75,000               --
                                                                        -----------      -----------
                                                                          2,894,712        3,118,657
                                                                        -----------      -----------
INVESTMENTS, at cost (Note 3(c))                                                 --                1
                                                                        -----------      -----------
TOTAL ASSETS                                                            $ 2,894,712      $ 3,118,658
                                                                        ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                   $    23,315      $    23,401
                                                                        -----------      -----------
TOTAL LIABILITIES                                                            23,315           23,401
                                                                        -----------      -----------
CAPITAL STOCK (Notes 4, 5 and 8)
     Authorized:
         100,000,000 common shares with a par value of $0.001 each
            1,000,000 preferred shares with a par value of $0.01 each
     Issued:
         14,086,687 common shares                                            14,087           14,087
ADDITIONAL PAID-IN CAPITAL                                               10,618,715       10,618,715
DEFICIT                                                                  (7,761,405)      (7,457,504)
EQUITY ADJUSTMENT FROM FOREIGN
     CURRENCY TRANSLATION                                                        --          (80,041)
                                                                        -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                                2,871,397        3,095,257
                                                                        -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 2,894,712      $ 3,118,658
                                                                        ===========      ===========
COMMITMENTS AND SUBSEQUENT EVENTS (NOTES 4 AND 8)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED
                         JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    ---------------------------      --------------------------
                                                      JUNE 30          JUNE 30        JUNE 30          JUNE 30,
                                                       2003             2002            2003             2002
                                                    ----------       ----------      ----------      ----------
ADMINISTRATIVE EXPENSES                             $   78,005       $   75,325      $  248,316      $  183,158
                                                    ----------       ----------      ----------      ----------
LOSS FROM OPERATIONS                                   (78,005)         (75,325)       (248,316)       (183,158)
                                                    ----------       ----------      ----------      ----------
OTHER INCOME (EXPENSES)
    Exchange gain (loss)                                 1,370               --         (76,415)             --
    Forfeited deposit                                       --           45,736              --          45,736
    Other income, net                                       22           12,817          13,501          24,936
    Gain on disposal of subsidiary company               7,329               --           7,329              --
                                                    ----------       ----------      ----------      ----------
                                                         8,721           58,553         (55,585)         70,672
                                                    ----------       ----------      ----------      ----------
NET LOSS FROM CONTINUING OPERATIONS                    (69,284)         (16,772)       (303,901)       (112,486)

LOSS FROM DISCONTINUED
OPERATIONS (NOTE 10)                                        --         (102,412)             --        (870,100)
                                                    ----------       ----------      ----------      ----------
NET LOSS                                            $  (69,284)      $ (119,184)     $ (303,901)     $ (982,586)
                                                    ==========       ==========      ==========      ==========
INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS                               $       --       $       --      $    (0.02)     $    (0.01)
                                                    ==========       ==========      ==========      ==========
INCOME (LOSS) PER SHARE
    Basic and Diluted                               $       --       $    (0.01)     $    (0.02)     $    (0.07)
                                                    ==========       ==========      ==========      ==========
    Weighted average common shares outstanding      14,086,687       13,386,968      14,086,687      13,294,700
                                                    ==========       ==========      ==========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                        JUNE 30,          JUNE 30,
                                                                                                            2003              2002
                                                                                                      ----------        ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net loss                                                                                         $ (303,901)       $ (982,586)
     Adjustment to reconcile net loss to net cash used in operating activities
         Stock-based compensation                                                                             --            14,034
         Gain on disposal of subsidiary company                                                           (7,329)               --
         Amortization                                                                                         --            17,370
         Exchange loss                                                                                    76,415                --

     Changes in operating assets and liabilities
         Loan receivable                                                                                 (75,000)               --
         Accounts receivable                                                                              21,161            22,306
         Prepaid expenses and deposits                                                                    60,615            47,163
         Accounts payable and accrued expenses                                                            (3,150)         (201,195)
                                                                                                      ----------        ----------
     Net cash used in operating activities                                                              (231,189)       (1,082,908)
                                                                                                      ----------        ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                                                --            (2,360)
     Proceeds on disposal of property, plant and equipment                                                    --               627
                                                                                                      ----------        ----------
     Net cash used in investing activities                                                                    --            (1,733)
                                                                                                      ----------        ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Proceeds from issuance of common stock and warrants                                                      --           124,089
                                                                                                      ----------        ----------
     Net cash provided by financing activities                                                                --           124,089
                                                                                                      ----------        ----------
EFFECT OF EXCHANGE RATES ON CASH                                                                           8,076             3,207
                                                                                                      ----------        ----------
NET DECREASE IN CASH                                                                                    (223,113)         (957,345)

CASH AT BEGINNING OF PERIOD                                                                            3,030,507         4,048,630
                                                                                                      ----------        ----------
CASH AT END OF PERIOD                                                                                 $2,807,394        $3,091,285
                                                                                                      ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

1.       THE COMPANY

         Suite101.com Inc. (formerly known as Kinetic Ventures Ltd. (the "Company")) was incorporated in the State of California, United States on May 20, 1991, and reincorporated in the State of Delaware, United States on December 31, 1993. By way of a reverse takeover on December 8, 1998, the Company acquired a wholly-owned subsidiary i5ive communications inc. ("i5ive"). Until operations ceased on May 31, 2002 (Note 9) i5ive was engaged in the creation, operation and maintenance of a World Wide Web based community. During the period ended June 30, 2003, the Company disposed of its interest in i5ive to a shareholder for proceeds of $1.

         Going Concern

         The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. Based on the current level of expenditures, the Company has sufficient funds to meet expenses for at least one year. At June 30, 2003, the Company had accumulated $7,761,405 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue producing venture partner. These matters raise doubt about the Company's ability to continue as a going concern. No adjustments have been made in the accompanying consolidated financial statements to provide for this uncertainty.

         Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Endovascular, Inc., a California corporation and i5ive communications inc., a Canadian company up to the date of disposition. All intercompany accounts and transactions have been eliminated in consolidation. As at June 30, 2003, there were no operations in Endovascular, Inc.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)
                           (EXPRESSED IN U.S. DOLLARS)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (b)    Research and Development

                Research and development costs had been expensed as incurred.

         (c)    Foreign Exchange

                Unless otherwise stated, all amounts are in United States dollars. Until operations ceased, the functional currency of i5ive was the Canadian dollar. As the Company has disposed of its interest in i5ive, all foreign currency translation adjustments have been expensed in the current period. All asset and liability accounts have been translated using the exchange rate as at June 30, 2003 and December 31, 2002 and all revenues and expenses have been translated using the average exchange rate for each period. The rates as at June 30, 2003 and December 31, 2002 were as follows:

                (equivalent CDN $ per U.S.$)   June 30, 2003   December 31, 2002
                                               -------------   -----------------
                Exchange rate                    .7421           .6339

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

3.       RELATED PARTY TRANSACTIONS

         (a) The Company has incurred salaries, termination payments and consulting fees of $ 0 (2002 - $209,372) to three directors of the Company.

         (b) Management fees of $ 0 (2002 - $104,382) have been paid to a corporation controlled by a director of the Company.

         (c) During the prior year, i5ive sold its website assets, as defined in the sales agreement, to a corporation controlled by a director of the Company. In consideration for this sale, the Company received $100 cash and 15% of the issued shares of the acquiring corporation. In addition, if any of these acquired assets are sold within one year of the closing date (July 17, 2002), the entire proceeds of that sale are payable to the Company. As security for this obligation, the acquiring corporation has issued a promissory note in the amount of $120,000 to the Company payable on July 17, 2003. This note will be forgiven by the Company provided the acquiring corporation has complied with the condition concerning sale of any assets. The Company has recorded its 15% interest in the acquiring corporation at $1 because there are no material assets in the acquiring corporation other then those acquired in this transaction.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

3.       RELATED PARTY TRANSACTIONS (CONTINUED)

         d) During the current year, the Company has sold its interest in i5ive to a director for $1. This transaction was completed as a requirement of the closing conditions for the GeoGlobal transaction (Note 8).


4.       CAPITAL STOCK

         (a) During the year ended December 31, 2000, the Company issued 625,000 warrants as part of the private placement of Notes payable. Each warrant entitled the holder to purchase one common share at a price of $5.00 up to July 15, 2002. In the event that at any time prior to July 15, 2002 (a) the shares of common stock issuable on exercise of the warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and (b) the average of the closing bid and asked prices for the Company's common stock as quoted on the OTC Bulletin Board (or such other automated trading system or national securities exchange as is the principal market for the Company's common stock) exceeds (U.S.) $9.00 per share for a period of ten
                (10) business days, then the warrants will expire at 5:00 PM, New York City time, on a date sixty (60) days thereafter. During the second quarter of 2002, the exercise price of these warrants was changed to $0.52 and the expiry date was changed to July 15, 2003. Subsequent to June 30, 2003, 570,000 of these warrants were exercised to net the Company $296,400. The remainder expired unexercised.

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

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

5.       STOCK OPTIONS (CONTINUED)

         THE COMPANY'S 1998 STOCK INCENTIVE PLAN (CONTINUED)

         The following is a table of stock options under the Plan as at June 30, 2003:

                                                                                                             Balance
  Option          Expiry            Vesting          Balance      Granted    Expired (Exp)      Balance   Exercisable
Exercise            Date               Date     December 31,       During    Exercised (E)     June 30,      June 30,
   Price      (mm/dd/yy)         (mm/dd/yy)             2002   the Period    Cancelled (C)         2003          2003
---------     ----------   ----------------     ------------   ----------    -------------     --------    -----------
  $ 1.50        02/13/03             Vested           60,000           --     60,000 (Exp)           --            --
    1.50        06/30/03             Vested          925,110           --     925,110(Exp)           --            --
    1.50        02/23/09             Vested           50,000           --              --        50,000        50,000
    1.50        11/13/04             Vested           20,000           --              --        20,000        20,000
    1.50        06/11/09             Vested            5,000           --              --         5,000         5,000
    1.50        06/12/10             Vested            5,000           --              --         5,000         5,000
    0.25        01/04/06             Vested           20,000           --              --        20,000        20,000
    0.17        06/04/11             Vested            5,000           --              --         5,000         5,000
    0.27        02/25/12    50,001-02/25/03          150,000           --              --       150,000        50,000
                            50,001-02/25/04
                            49,998-02/25/05
    0.27        02/27/07    16,667-02/27/03           50,000           --              --        50,000        16,667
                            16,667-02/27/04
                            16,666-02/27/05
    0.50        06/11/12           06/11/03            5,000           --              --         5,000         5,000
    0.25        11/27/07           01/01/03          300,000           --              --       300,000       300,000

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

         The above options are granted for services provided to the Company. Of the above options, the following options are to non-employees and have been reflected on the financial statements and valued, using the Black-Scholes model with a risk-free rate of 5% or 3% and no expected dividends:

Number of    Exercise                                  Volatility     Expected
 Options       Price        Grant Date        Value    Assumption   Options Life
---------    --------    ----------------   --------   ----------   ------------
100,000        1.50     October 25, 1999    $ 99,750      272%        5 years
 50,000        3.56     January 6, 2000       99,635       60%        5 years
  4,000        3.53     January 31, 2000       5,120       60%        2 years
100,000        7.00     February 15, 2000    203,970       20%        5 years
 20,000        7.88     March 21, 2000        45,922       20%        5 years
100,000        0.25     January 4, 2001       23,390      275%        5 years
 13,000        0.25     October 3, 2001        3,041      275%        5 years
 50,000        0.25     November 27, 2002      9,160      220%        1 year

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

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

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended June 30, 2003 would have been as follows:

         Net loss
             As reported                                 $(303,901)
             Pro forma                                   $(309,102)
         Basic net loss per share
             As reported                                 $   (0.02)
             Pro forma                                   $   (0.02)

6.       INCOME TAXES

         At June 30, 2003, there were deferred income tax assets resulting primarily from operating loss carryforwards for U.S. income tax purposes totaling approximately $3,320,000 less a valuation allowance of $3,320,000. The valuation allowance on deferred tax assets increased by $2,648,000 during the period ended June 30, 2003. The Company has approximately $7,750,000 available in operating loss carryforwards, which may be carried forward and applied against U.S. operating income.

7.       FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments consist of cash, accounts receivable, loan receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

                               SUITE101.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                           (EXPRESSED IN U.S. DOLLARS)

8.       COMMITMENTS

         During the current period, the Company signed a letter of agreement regarding a proposed business transaction. If the transaction is completed, the Company will purchase 100% of the issued and outstanding capital stock of GeoGlobal Resources (India) Inc. ("GeoGlobal"). In consideration, the Company will issue 34 million shares of common stock and a promissory note of $2.0 million. Of the 34 million shares, 14.5 million will be issued upon closing of the transaction and 14.5 million shares will be held in escrow until the earlier of: i) the completion of a Work Programme on a specific oil and gas property owned by GeoGlobal provided the results in that Programme demonstrate a commercial basis for drilling and the commencement of a Drilling Programme or ii) the commencement of a Drilling Programme. An additional 5 million shares will be held in escrow subject to a Commercial Discovery on the oil and gas property. Of the $2.0 million promissory note, $1.0 million will be payable on closing, $500,000 will be payable June 30, 2003 and $500,000 will be payable June 30, 2004. As the transaction has not yet been completed as at the balance sheet date, there has been no advances made on this promissory note and no liabilities have been incurred to date.

         If the transaction is completed, it will be accounted for as a reverse takeover, whereby the consolidated financial statements are issued under the name of the Company but described in the notes and elsewhere as a continuation of GeoGlobal and not the Company.

         During the period, the Company made an unsecured loan of $75,000 to GeoGlobal. The loan is repayable on demand and bears interest at the prime rate.

9.       DISCONTINUED OPERATIONS

         On May 31, 2002, the Company discontinued its internet-based activities. As at June 30, 2003, there were no assets or liabilities of this discontinued business.

         Revenues from discontinued operations are as follows:

                     JUNE 30,       JUNE 30,
                         2003           2002
                   ----------     ----------
                   $      --        $  6,799
                   ==========     ==========

                                       11

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

A COMPARISON OF OUR OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND THE SIX MONTHS ENDED JUNE 30, 2002

          Administrative expenses were $248,316 during the six months ended June 30, 2003 compared with $183,158 during the six months ended June 30, 2002. This increase was primarily the result of an increase in professional fees and an increase in stockholder reporting costs.

         Our Loss From Operations was $248,316 during the six-month period ended June 30, 2003 compared with $183,158 during the six-month period ended June 30, 2002. The increase in our Loss From Operations during the six-month period ended June 30, 2003 compared with the six-month period ended June 30, 2002 was the result of the increase in our administrative expenses.

         Other net expenses were $55,585 during the six-month period ended June 30, 2003 compared to other net income of $70,672 during the six-month period ended June 30, 2002. Included in other net expenses is income attributable to interest earned on bank balances, an exchange loss of $76,415 and a gain on the disposal of our subsidiary of $7,329. During the six-month period ended June 30, 2003, net interest income was $13,501 compared to net interest income of $24,936 during the comparative six-month period ended June 30, 2002. The decrease in the net interest earned results from lower interest rates earned on lower cash balances carried through these periods. The exchange loss results from foreign currency translation adjustments. i5ive communications inc., a former wholly owned subsidiary of Suite101.com, Inc., was sold on June 26, 2003.

         On May 31, 2002, the Company decided to discontinue its internet-based activities and sought to dispose of its web site assets. During the six months ended, June 30 2002 our revenue from discontinued operations was $6,799. The revenue during the six-month period ended June 30, 2002 was primarily attributable to revenues generated from two service contracts that we entered into with Barnes&Noble.com to provide introductions for a series of e-books and to provide proofreading services for the related digitized books. The net loss during the six months ended June 30, 2002 from discontinued operations was $870,100.

         Our Net Loss was $303,901 during the six-month period ended June 30, 2003 compared with $982,586 during the six-month period ended June 30, 2002. The decrease in our Net Loss during this six-month period ended June 30, 2003 compared with the six-month period ended June 30, 2002 was primarily the result of the decrease in the loss from discontinued operations partially offset by the exchange loss in 2003.

Liquidity and Capital Resources

         The report of our independent auditors on their audit of our financial statements as of December 31, 2002 contains an explanatory paragraph that describes an uncertainty as to our ability to continue as a going concern due to our recurring losses. At June 30, 2003, our cash balance was $2,807,394. The majority of these funds are currently held as U.S funds in our bank accounts earning interest based on the Canadian prime rate. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2003. Currently, we have no source of revenues.

         During the six months ended June 30, 2003 our cash balances decreased by $223,113 of which approximately $157,470 represents payments in respect of professional fees.

         In December 2001, we announced that our Board of Directors was engaged in a review of our activities with a view to the possible redirection of our operations in an effort to enhance and maximize shareholder values. Thereafter, in a series of steps conducted through February 2002, we reduced our staff and revised our monthly compensation arrangements with our Contributing Editors by terminating the payment of the compensation to Contributing Editors. The changes we made in our staffing and compensation arrangements we believe were appropriate in the light of our limited revenues and enhance our ability to enter into a business combination or other restructuring transaction by reducing current levels of overhead. We believe that these revised compensation arrangements are in line with current practices of other Internet communities.

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

                  On April 4, 2003, we announced that we had signed a Stock Purchase Agreement to acquire all the outstanding capital stock of GeoGlobal Resources (India) Inc. (GeoGlobal) in exchange for shares of our common stock. GeoGlobal is a party to a Production Sharing Contract entered into on March 4, 2003, relating to the exploration, development and production of hydrocarbons, with the Government of India, Gujaiat State Petroleum Corporation Limited ("GSPC") and Jubilant Enpro Limited ("Enpro") with respect to an approximately 457,000 acre area off the east coast of India, designated as Block KG - OSN - 2001/3 under National Exploration Licensing Policy III. Under the Production Sharing Contract, the Government of India has granted to the parties the right to engage in oil and natural gas exploration activities on the exploration block for a term of up to 6.5 years. On August 13, 2003, we announced that we have received the necessary consent from the Government of India for us to proceed with the acquisition of all the outstanding capital stock of GeoGlobal. We anticipate that the remaining closing conditions, which include primarily the delivery of closing certificates and the continued accuracy as of the closing date of the parties' representations and warranties, will be met and the transaction completed shortly.

         There can be no assurance that exploratory drilling intended to be conducted on the exploration block will result in any discovery of hydrocarbons or that any hydrocarbons as are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found on Block KG-OSN-2001/3. The block is a highly speculative exploration opportunity. Pursuing the transaction will involve material risks to us and will result in material dilution to our stockholders.

         On June 26, 2003, we sold the outstanding stock of i5ive, which owned our remaining website assets, to Marketeam for a consideration of $1.00. The sale of i5ive was a closing condition to the completion of our acquisition of the outstanding stock of GeoGlobal Resources (India) Inc.

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

Risks Relating to Proposed GeoGlobal Transaction. As described above, on April 4, 2003 we entered into a Stock Purchase Agreement with Jean Paul Roy and GeoGlobal to purchase all of the outstanding shares of GeoGlobal. On August 13, 2003, we announced that we have received the necessary consent from the Government of India for us to proceed with the acquisition of all the outstanding capital stock of GeoGlobal. We anticipate that the remaining closing conditions, which include primarily the delivery of closing certificates and the continued accuracy as of the closing date of the parties' representations and warranties, will be met and the transaction completed shortly. There can be no assurance that all the conditions to the closing of the agreement to acquire GeoGlobal can or will be met and that the transaction will be consummated.

         Pursuing the transaction will involve material risks to our company and its stockholders and will result in material dilution to our stockholders.

         There can be no assurance that exploratory drilling intended to be conducted on the exploration block will result in any discovery of hydrocarbons or that any hydrocarbons as are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found on Block KG-OSN-2001/3. The block is a highly speculative exploration opportunity. Pursuing the transaction will involve material risks to us and will result in material dilution to our stockholders.

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

Issuance Of Additional Shares. Our corporation is currently authorized to issue, on action of our Board of Directors, up to 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, of which, as of July 1, 2003, 14,086,687 shares of Common Stock are issued and outstanding and no shares of Preferred Stock are outstanding. The 85,913,313 shares of Common Stock and 1,000,000 shares of Preferred Stock that are authorized but are not issued or outstanding are able to be issued by action of our Board of Directors in a transaction resulting in the redirection of our activities without any requirement of further action being taken by our stockholders to authorize the issuance of the shares or to approve the transaction or the redirected business activities. Any additional issuances of any of our securities will not require the approval of our stockholders and may have the effect of further diluting the equity interest of stockholders.

Possible Need to Raise Additional Capital. Any transaction we enter into involving the redirection of our activities may require that we raise additional capital which may also involve the issuance of shares of our Common Stock and be dilutive to our existing stockholders.

         In the event the transaction with GeoGlobal is completed, under the terms of the transaction and as part of the purchase price, we will make cash payments of $1,500,000 to Jean Paul Roy. These payments will reduce materially our cash resources. These payments are in consideration of the purchase of the outstanding stock of GeoGlobal and are not recoverable if GeoGlobal's exploration activities are unsuccessful and no commercially recoverable reserves of hydrocarbons are discovered on the exploration block.

         Our agreement with JPR and GeoGlobal provides that, subject to Board of Directors' approval, promptly subsequent to the closing a transaction with Mr. Roy and GeoGlobal, we intend to make an offering of shares of our Common Stock not registered under the U.S. Securities Act of 1933, as amended, with the amount of shares offered intended to raise a minimum of $4.0 million. The intended purpose of the offering is to raise additional working capital. The securities intended to be offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. There can be no assurance that we will be successful in selling these shares or that such transaction will not result in further material dilution to our stockholders.

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

Any Business We May Possibly Acquire May Never Become Profitable. There can be no assurance that we will enter into an acquisition with or acquire an interest in a business having a significant or successful operating history. Any such business may have a history of losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of development stage companies. There can be no assurance that after any acquisition of a business that the business will be operated so as to develop significant revenues and cash flow and become profitable. At present, GeoGlobal has no material operations and its sole material asset is its rights under the Production Sharing Contract.

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

Control by Directors, Executive Officers, and Principal Stockholders. As of July 1, 2003, our Directors, executive officers, and stockholders who own beneficially 5% or more of our Common Stock, and their respective affiliates, in the aggregate, beneficially owned (including shares that the he or she has the right to acquire the beneficial ownership within 60 days following July 1, 2003) approximately 2,508,403 shares or 17.28% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including Mitchell G. Blumberg, its President and Chief Executive Officer, and Brent L. Peters, its Chief Financial Officer, the Company has evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Blumberg and Mr. Peters have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                          PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

GeoGlobal Stock Purchase Agreement. Pursuant to a Stock Purchase Agreement dated April 4, 2003 among us, Jean Paul Roy ("JPR") and GeoGlobal Resources (India) Inc. ("GeoGlobal"), the Company agreed to acquire all the shares of GeoGlobal. This transaction was previously disclosed in Item 5. Other Information of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003. The closing of the transaction is to occur on the third business day following the date on which all conditions to the parties' obligations under the Stock Purchase Agreement are met, but in no event later than 120 days after the date of submission of the application for consent of the Government of India to the transaction as required by the terms of the contract entered into by GeoGlobal with the Government of India, GSPC and Enpro. In April 2003, parties had submitted an application to the Government of India for its consent to the sale of the stock of GeoGlobal to us. On August 13, 2003, we announced that we have received the necessary consent from the Government of India for us to proceed with the acquisition of all the outstanding capital stock of GeoGlobal. We anticipate that the remaining closing conditions, which include primarily the delivery of closing certificates and the continued accuracy as of the closing date of the parties' representations and warranties, will be met and the transaction completed shortly.

         There can be no assurance that exploratory drilling intended to be conducted on the exploration block will result in any discovery of hydrocarbons or that any hydrocarbons as are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found on Block KG-OSN-2001/3. The block is a highly speculative exploration opportunity. Pursuing the transaction will involve material risks to us and will result in material dilution to our stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)

                31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

                32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

                32.2   Certification of Chief Financial Officer Pursuant to
                       Section 1350 (furnished, not filed)

         (b)    Reports on Form 8-K

                During the quarter ended June 30, 2003, we filed a Current Reports on Form 8-K as follows:

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

                                    SUITE101.COM, INC.
                                    -----------------
                                    (Registrant)


Date: August 14, 2003               /s/ Mitchell G. Blumberg
                                    ------------------------
                                     Mitchell G. Blumberg
                                    President and Chief Executive Officer
                                    (Principal Executive Officer, and Director)

                                    /s/ Brent Peters
                                    ----------------
                                    Brent J. Peters
                                    (Principal Financial and Accounting Officer)