Form 10QSB
period 2003-09-30
SUITE 101 COM INC
filed 2003-12-02
CIK 896726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003;

or

[ ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________________.

Commission file Number: 0-25136

SUITE101.COM, INC.

-----------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0464753
(State or other jurisdiction of incorporation of organization	(I.R.S. employer identification no.)

SUITE 200, 630 – 4 AVENUE SW, CALGARY, ALBERTA, CANADA T2P 0J9

-----------------------------------------------------------------

(Address of principal executive offices, zip code)

403 777-9250

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

YES [  ]

NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at December 1, 2003
COMMON STOCK, PAR VALUE $.001 PER SHARE	49,053,355

Transitional Small Business Disclosure Format

YES [ ]

NO [X]

================================================================================

SUITE101.COM, INC.

QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

      Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Consolidated financial statements

Consolidated Balance Sheets as of September 30, 2003 (unaudited) and

December 31, 2002 (audited)

1

Consolidated Statements of Operations for the nine and three months ended

September 30, 2003 and 2002 (unaudited)

2

Consolidated Statements of Shareholders' Equity for the nine months ended

September 30, 2003 (unaudited) and from inception of August 21, 2002 to December 31, 2002 (audited)

2

Consolidated Statements of Cash Flows for the nine and three months ended

September 30, 2003 and 2002 (unaudited)

3

Notes to Consolidated Financial Statements for the nine months ended

September 30, 2003 (unaudited)

4

Item 2.

Management's Discussion and Analysis or Plan of Operation

13

Item 3.

Controls and Procedures

21

PART II.

OTHER INFORMATION

Item 2.

Changes in Securities

22

Item 6.

Exhibits and Reports on Form 8-K

22

ITEM 1. PART I.	CONSOLIDATED FINANCIAL STATEMENTS FINANCIAL INFORMATION

SUITE101.COM, INC. CONSOLIDATED BALANCE SHEETS
	September 30-2003 (unaudited) US $	December 31-2002 (audited) US $
		(note 11a)
Assets
Current
Cash and cash equivalents	2,400,344	272

Property and equipment (note 3)	181,763	49,148
	2,582,107	49,420

Liabilities
Current
Accounts payable and accruals	158,037	6,371
Due to shareholder (note 7d)	--	44,950
Due to related companies (notes 7b and 7c)	64,742	11,848
Note payable (note 7e)	1,500,000	--
	1,722,779	63,169

Shareholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
49,053,355 common shares	34,461	64
Additional paid-in capital	1,107,363	--
Deficit accumulated during the development stage	(282,496)	(13,813)
	859,328	(13,749)

	2,582,107	49,420
See Commitments (note 8) The accompanying notes are an integral part of these Consolidated Financial Statements

SUITE101.COM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30		Nine months ended September 30		Period from Inception, August 21-2002 to September 30-2003 US $
	2003 US $	2002 US $	2003 US $	2002 US $
		(note 11a)		(note 11a)	(note 11b)
Expenses
General and administrative	68,454	1,511	128,754	1,511	134,952
Consulting fees	20,833	--	20,833	--	20,833
Professional fees	58,017	--	77,775	--	84,692
Depreciation and depletion	10,472	--	25,850	--	26,548
	157,776	1,511	253,212	1,511	267,025

Other (income) expenses
Foreign exchange	(6,446)	--	16,628	--	16,628
Interest income	(1,157)	--	(1,157)	--	(1,157)
	(7,603)	--	15,471	--	15,471

Net loss	(150,173)	(1,511)	(268,683)	(1,511)	(282,496)

Net loss per share – basic and diluted	(0.01)	(1.51)	(0.01)	(1.51)
The accompanying notes are an integral part of these Consolidated Financial Statements

SUITE101.COM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Shareholders' Equity US $

Balance at beginning of period	--	--	--	--

Common shares issued on incorporation	64	--	--	64

Net loss for the period	--	--	(13,813)	(13,813)

Balance at December 31, 2002 (audited)	64	--	(13,813)	(13,749)

Common shares issued
On acquisition (note 6)	34,000	1,072,960	--	1,106,960
Share issue costs	--	(66,850)	--	(66,850)
Exercise of options	397	101,253	--	101,650

Net loss for the period (unaudited)	--	--	(268,683)	(268,683)

Balance at September 30, 2003 (unaudited)	34,461	1,107,363	(282,496)	859,328
See note 4 for further information The accompanying notes are an integral part of these Consolidated Financial Statements

SUITE101.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
					Period from Inception, August 21-2002 to September 30-2003 US $

	Three months ended September 30		Nine months ended September 30
	2003 US $	2002 US $	2003 US $	2002 US $
		(note 11a)		(note 11a)	(note 11b)
Cash flows provided by (used in) operatingactivities
Net loss	(150,173)	(1,511)	(268,683)	(1,511)	(282,496)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	10,472	--	25,850	--	26,548
	(139,701)	(1,511)	(242,833)	(1,511)	(255,948)

Changes in operating liabilities:
Accounts payable and accruals	66,901	--	151,666	--	158,037
Due to shareholder	(26,658)	1,447	(6,952)	1,447	--
	(99,458)	(64)	(98,119)	(64)	(97,911)

Cash flows provided by (used in) investing activities
Property and equipment	(40,781)	--	(158,465)	--	(208,311)
Working capital acquired (note 6)	3,106,960	--	3,106,960	--	3,106,960
Changes in investing liabilities:
Note payable	(75,000)	--	--	--	--
Due to shareholder	(66,712)	--	(37,998)	--	--
Due to related companies	38,924	--	52,894	--	64,742
	2,963,391	--	2,963,391	--	2,963,391

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	101,650	64	101,650	64	101,714
Deferred acquisition costs	(22,850)	--	(66,850)	--	(66,850)
Change in financing liabilities:
Note payable	(500,000)	--	(500,000)	--	(500,000)
Due to related companies	(44,000)	--	--	--	--
	(465,200)	64	(465,200)	64	(465,136)

Net increase	2,398,733	--	2,400,072	--	2,400,344

Cash and cash equivalents, beginning of period	1,611	--	272	--	--

Cash and cash equivalents, end of period	2,400,344	--	2,400,344	--	2,400,344

Cash and cash equivalents
Current bank accounts	200,084	--	200,084	--	200,084
Term deposits	2,200,260	--	2,200,260	--	2,200,260
	2,400,344	--	2,400,344	--	2,400,344
The accompanying notes are an integral part of these Consolidated Financial Statements

Suite101.com, Inc.

Notes to the Consolidated Financial Statements

September 30, 2003

(Unaudited)

1.

Nature of operations

On August 29, 2003, all of the issued and outstanding shares of GeoGlobal Resources (India) Inc. ("GeoGlobal") were acquired by Suite101.com, Inc. ("Suite101").  As a result of the transaction, the former shareholder of GeoGlobal holds approximately 69.3% of the issued and outstanding shares of Suite101.  This transaction is accounted for as a reverse takeover transaction, and for accounting purposes GeoGlobal, which is the legal subsidiary, is deemed to have acquired Suite101 and is the continuing entity for accounting purposes.  As a result, the shareholders' equity of Suite101 is eliminated and these consolidated financial statements reflect only the results of operations of Suite101 from the date of the acquisition (refer to acquisition note 6).  Collectively, Suite101 and GeoGlobal are referred to as the "Company".

Suite101 intends to change its corporate name to GeoGlobal Resources Inc. by seeking shareholder approval for the change at its next Annual Shareholders Meeting.

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts with the Government of India and the development thereof.  To date, the Company has not earned revenue from these operations and is considered to be in the development stage.  The costs incurred to date with respect to the acquisition of these contracts and the development thereof, are recognized in these financial statements in accordance with the accounting policies summarized in note 2 and do not necessarily reflect present or future values.  The recoverability of these amounts is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to complete its obligations in India and upon future profitable operations.

2.

Significant accounting policies

a)

Basis of presentation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles within the framework of the accounting policies summarized below which conforms in all material respects with Canadian generally accepted accounting principles.

These consolidated financial statements include the accounts of Suite101 from the date of acquisition, being August 29, 2003 as well as the accounts of Suite101's wholly owned subsidiary GeoGlobal Resources (Canada) Inc., which was incorporated under the Business Corporations Act (Alberta), Canada on September 4, 2003 and its wholly owned subsidiary GeoGlobal Resources (Barbados) Inc. which was incorporated under the Corporations Act (Barbados), West Indies on September 24, 2003.

b)

Interim Financial Statements

The accompanying consolidated financial statements as of and for the nine months ended are unaudited.  In the opinion of management, such statements include all adjustments (consisting of normal recurring accruals), which are necessary for a fair presentation of the financial position of the Company at September 30, 2003 and its results of operations and cash flows for such period.  The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

c)

Property and equipment

i)

Capitalized costs

The Company follows the full cost method of accounting for its petroleum and natural gas operations.  Under this method all costs related to the exploration for and development of petroleum and natural gas reserves are capitalized.  Costs include land acquisition costs, geological and geophysical expenses, costs of drilling both productive and non-productive wells and related overhead costs.  Proceeds from the sale of properties will be applied against capitalized costs, without any gain or loss being realized, unless such sale would significantly alter the rate of depletion and depreciation.

Suite101.com, Inc.

Notes to the Consolidated Financial Statements

September 30, 2003

(Unaudited)

2.

Significant accounting policies (continued)

ii)

Depreciation and depletion

Depreciation of the computer equipment is provided for on a declining-balance basis at 30% per annum.

Upon the commencement of economic production quantities of oil and gas, depletion of exploration and development costs and depreciation of production equipment will be provided on a country-by-country basis using the unit-of-production method based upon estimated proven petroleum and natural gas reserves.  The costs of acquiring and evaluating unproved properties and major development properties will be excluded from costs until it is determined whether or not proved reserves are attributable to the properties, the major development projects are completed, or impairment occurs.  For depletion and depreciation purposes, relative volumes of petroleum and natural gas production and reserves will be converted into equivalent units based upon estimated relative energy content.

iii)

Ceiling test

In applying the full cost method, the Company will be calculating a ceiling test whereby the carrying value of petroleum and natural gas properties and production equipment, net of recorded future income taxes is limited to the present value of after tax future net revenues from proven reserves, discounted at 10% (based on prices and costs at the balance sheet date calculated quarterly), plus the lower of cost and fair value of unproven properties.  Should this comparison indicate an excess carrying value, the excess will be charged against earnings as additional depletion and depreciation.

iv)

Future site restoration and abandonment costs

Estimated costs of future site restoration and abandonments, net of recoveries, will be provided for over the life of proven reserves on a unit-of-production basis.  An annual provision will be recorded as additional depreciation and depletion.  Costs will be based on engineering estimates of the anticipated method and extent of site restoration in accordance with current legislation, industry practices and costs.  The accumulated provision will be reflected as a non-current liability and actual expenditures will be charged against the accumulated provision when incurred.

d)

Deferred acquisition costs

The deferred acquisition costs incurred during the period relate to costs associated with the acquisition of 100% of the outstanding capital stock from the sole shareholder of GeoGlobal by Suite101 and have been allocated to the cost of the acquisition as further outlined in note 6.

e)

Joint operations

All of the Company's petroleum and natural gas activities are conducted jointly with others.  These consolidated financial statements reflect only the Company's proportionate interest in such activities.

f)

Net loss per share

Net loss per share was calculated based upon the weighted average number of shares outstanding during the period.  The treasury stock method is used to determine the dilutive effect of the stock options.  The treasury stock method assumes any proceeds obtained upon exercise of options would be used to purchase common shares at the average market price during the period.  There are no differences between income and the weighted average number of shares used in the calculation of the basic net loss per share and that used in the calculation of diluted net loss per share.

g)

Financial instruments

The Company has estimated the fair value of its financial instruments which include cash and cash equivalents, accounts payable and accruals, note payable, due to shareholder, and due to related companies.  The Company used valuation methodologies and market information available as at period end to determine that the carrying amounts of such financial instruments approximate fair value in all cases, unless otherwise noted.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.

Suite101.com, Inc.

Notes to the Consolidated Financial Statements

September 30, 2003

(Unaudited)

2.

Significant accounting policies (continued)

h)

Use of estimates

The preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from estimated amounts as future confirming events occur.

i)

Cash and cash equivalents

Cash and cash equivalents include cash on hand, balances with banks and short-term deposits with original maturities of three months or less.  Bank borrowings are considered to be financing activities.

j)

Foreign currency translation

The Company translates integrated foreign operations into the functional currency of the parent.  Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the date of the balance sheet.  Non-monetary items are translated at the rate of exchange in effect when the assets were acquired or obligations incurred.  Revenues and expenses are translated at average rates in effect during the period, with the exception of depreciation which is translated at historic rates.  Exchange gains and losses are charged to operations.

Foreign exchange gains or losses arising from the settlement of foreign currency denominated transactions are charged to operations in the period incurred. These foreign exchange gains and losses are converted at rates of exchange in effect at the date of the transaction.

k)

Income taxes

Income taxes are recorded using the liability method of tax allocation.  Future income taxes are calculated based on temporary differences arising from the difference between the tax basis of an asset or liability and its carrying value using tax rates anticipated to apply in the periods when the temporary differences are expected to reverse.

l)

Revenue recognition

Revenue associated with the production and sales of crude oil, natural gas and natural gas liquids owned by the Company will be recognized when title passes from the Company to its customer.

m)

Stock-based compensation plan

The Company has a stock-based compensation plan, which includes stock options.  Consideration received from employees or directors on the exercise of stock options under the stock option plan is recorded as capital stock.  Compensation costs have not been recognized for stock options granted to employees and directors.

The Company uses the intrinsic value method of accounting for employee and director stock-based compensation.  As all options have been granted at exercise prices based on the market value of the Company's common shares at the date of the grant, no compensation cost is recognized.

Non-employee stock-based compensation costs are measured using the fair value based method and are charged to earnings when granted.

Suite101.com, Inc.

Notes to the Consolidated Financial Statements

September 30, 2003

(Unaudited)

3.

Property and equipment

	September 30-2003 (unaudited) US $	December 31-2002 (audited) US $

Exploration costs – India	73,960	21,925
Accumulated depletion	--	--
	73,960	21,925

Computer equipment	134,351	27,921
Accumulated depreciation	(26,548)	(698)
	107,803	27,223

	181,763	49,148

a)

Capitalized overhead costs

During the nine months ended September 30, 2003, the Company capitalized certain overhead costs of US$52,035 (December 31, 2002 - US$21,925) directly related to the exploration activities in India which are solely to the account of GeoGlobal.

b)

Production Sharing Contract

On August 27, 2002, GeoGlobal together with its joint venture partners, Jubilant Enpro Limited (“Enpro”) and Gujarat State Petroleum Corporation Limited (“GSPC”) entered into a Joint Bidding Agreement for the purposes of submitting a bid for Exploration Block KG-OSN-2001/3 (“Exploration Block”) offered by the Government of India under the New Exploration Licensing Policy Third Round (“NELP III”).  This Exploration bid was awarded on November 29, 2002, by the Directorate General of Hydrocarbons under the Ministry of Petroleum & Natural Gas of India.

On February 4, 2003, GeoGlobal, as to a 10% Participating Interest (net 5% - see note 3d) along with Enpro and GSPC, as to their 10% and 80% Participating Interest respectively entered into a Production Sharing Contract (“PSC-KG”) with the Government of India with respect to the Exploration Block.

The PSC-KG allows the joint venture partners to explore for petroleum and natural gas over the next 6.5 years on the Exploration Block subject to the work commitment as outlined in note 8.  Herein, these activities pursuant to the PSC-KG are referred to as the "Venture".

c)

Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a Carried Interest Agreement (“CIA”) with GSPC, which grants the Company a 10% carried interest (net 5% - see note 3d) in the Exploration Block. The CIA provides that GSPC is responsible for all of GeoGlobal's share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

As at September 30, 2003, GSPC has incurred costs of Rs 4,39,49,805 (approximately US$962,500) attributable to GeoGlobal under the CIA of which 50% is for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement described under note 3d.  See note 8 for further discussion.

Suite101.com, Inc.

Notes to the Consolidated Financial Statements

September 30, 2003

(Unaudited)

3.

Property and equipment (continued)

d)

Participating Interest Agreement

On March 27, 2003, GeoGlobal entered into a Participating Interest Agreement (“PIA”) with Roy Group (Mauritius) Inc. (“RGM”), a related party, whereby GeoGlobal assigned and holds in trust for RGM subject to Government of India consent, 50% of the benefits and obligations of the PSC-KG and the CIA leaving GeoGlobal with a net 5% Participating Interest in the PSC-KG and a net 5% carried interest in the CIA.  Under the terms of the PIA, until the Government of India consent is obtained, GeoGlobal retains the exclusive right to deal with the other parties to the PSC-KG and the CIA and is entitled to make all decisions regarding the interest assigned to RGM and RGM agreed to be bound by and responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal in regard to RGM's interest and to be liable to GeoGlobal for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest.  RGM agreed to indemnify GeoGlobal against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM's failure to pay the same.  Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the PSC-KG.  GeoGlobal has a right of set-off against sums owing to GeoGlobal by RGM.  In the event that the Indian government consent is delayed or denied resulting in either RGM or GeoGlobal being denied an economic benefit it would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties intentions contained in the PIA.  As a consequence of this transaction the Company reports its holdings under the PSC-KG and CIA as a net 5% Participating Interest.

4.

Capital Stock

a)

Common shares

	Number of shares	Capital stock US $	Additional paid-in capital US $

Capital stock of Suite101 at June 30, 2003	14,086,687	14,087	10,618,715

Warrants exercised (note 4b)	570,000	570	295,830
	14,656,687	14,657	10,914,545

Capital stock of GeoGlobal	--	64	--

Common shares issued by Suite101 to acquire GeoGlobal (note 6)	34,000,000	34,000	1,072,960
Acquisition costs on common shares issued	--	--	(66,850)
	48,656,687	48,721	11,920,655

Elimination of Suite101 capital stock in recognition of reverse takeover (note 1)	--	(14,657)	(10,914,545)

Options exercised (note 4c)	396,668	397	101,253

Balance as at September 30, 2003	49,053,355	34,461	1,107,363

b)

Warrants

During July 2003, Suite101 issued 570,000 common shares at US$0.52 each pursuant to the exercise of warrants.  The remaining 55,000 warrants expired on July 15, 2003.

Suite101.com, Inc.

Notes to the Consolidated Financial Statements

September 30, 2003

(Unaudited)

4.

Capital Stock (continued)

c)

Options

During the period, 396,668 options were exercised at various prices between US$0.17 and US$0.50 for gross proceeds of US$101,650.

At September 30, 2003, there were 80,000 options outstanding which can be exercised at US$1.50 per common share, of which 20,000 expire on November 29, 2003 and 60,000 expire on August 29, 2004.  The remaining 1,118,442 previously granted options either expired or were not vested and cancelled on August 29, 2003.

The Company intends to grant options to purchase 2,000,000 shares exercisable at US$1.00 per common share to be granted to directors, officers, employees and consultants.

d)

Weighted average number of shares

The basic and diluted weighted average number of shares outstanding for the three months and the nine months ending September 30, 2003 was 29,262,702 and 29,192,413 respectively (December 31, 2002 – 1,000).  The basic and diluted weighted average number of shares outstanding excludes the 19,500,000 shares currently held in escrow as outlined in note 6.

5.

Stock Options

a)

The Company’s 1998 Stock Incentive Plan

Under the terms of the 1998 Stock Incentive Plan (the "Plan"), 3,900,000 common shares have been reserved for issuance on exercise of options granted under the Plan.    The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

b)

Stock option table

These options were granted for services provided to the Company:

Option exercise price US $	Expiry date (mm/dd/yy)	Vesting date (mm/dd/yy)	Balance December 31, 2002	Granted during the period	Expired (Exp) Exercised (E) Cancelled (C)	Balance September 30, 2003	Balance exercisable September 30, 2003
1.50	02/13/03	Vested	60,000	--	60,000 (Exp)	--	--
1.50	06/30/03	Vested	925,110	--	925,110 (Exp)	--	--
1.50	(1) 08/29/04	Vested	50,000	--		50,000	50,000
1.50	(1) 11/29/03	Vested	20,000	--		20,000	20,000
1.50	(1) 08/29/04	Vested	5,000	--		5,000	5,000
1.50	(1) 08/29/04	Vested	5,000	--		5,000	5,000
0.25	01/04/06	Vested	20,000	--	20,000(E)	--	--
0.17	06/04/11	Vested	5,000	--	5,000(E)	--	--
0.27	02/25/12	02/25/03	50,001	--	50,001(E)	--	--
		02/25/04	50,001	--	50,001(C)	--	--
		02/25/05	49,998	--	49,998(C)	--	--
0.27	02/27/07	02/27/03	16,667	--	16,667(E)	--	--
		02/27/04	16,667	--	16,667(C)	--	--
		02/27/05	16,666	--	16,666(C)	--	--
0.50	06/11/12	06/11/03	5,000	--	5,000(E)	--	--
0.25	11/27/07	01/01/03	30,000	--	300,000(E)	--	--
						80,000	80,000
(1) The above option table reflects the changes made to the expiry date as a result of the employee ceasing to be of service to the Company

Suite101.com, Inc.

Notes to the Consolidated Financial Statements

September 30, 2003

(Unaudited)

5.

Stock Options (continued)

c)

Stock-based compensation

Under the Statement of Financial Accounting Standards 123, the Company is required to measure and disclose on a pro-forma basis the impact on net loss and net loss per share of applying the fair value based method to stock-based compensation arrangements with employees and directors.  Since all options granted were either exercised, expired, or not vested and cancelled in the period ended September 30, 2003, no pro-forma measurement and disclosure is required.

6.

Acquisition

On August 29, 2003, all of the issued and outstanding shares of GeoGlobal were acquired by Suite101.  The completion of the acquisition resulted in the issuance and delivery by Suite101 of 34,000,000 common shares and delivery of Suite101's US$2.0 million promissory note (see note 7e) to the sole shareholder of GeoGlobal.  Of such shares, Suite101 issued and delivered 14.5 million shares at the closing of the acquisition with the remaining shares delivered in escrow.  Of the remaining 19.5 million shares issued in escrow, 14.5 million shares will be released for delivery only if the results of a 3D seismic program conducted on the Exploration Block during the initial exploration phase establishes the existence of a commercial basis for the commencement of an exploratory drilling program, or upon the actual commencement of a drilling program and the final 5.0 million shares will be released only if a commercial discovery is declared on the Exploration Block. Shares not released from the escrow will be surrendered back to Suite101. Common shares held during the term of the escrow retain their voting rights.

As discussed in note 1, the acquisition of GeoGlobal by Suite101 has been accounted for as a reverse takeover transaction.  As a result, the cost of the transaction was determined based upon the net assets of Sutie101 deemed to have been acquired.  These consolidated financial statements include the results of operations of Suite101 from the date of acquisition.  The net identifiable assets acquired of Suite101 are as follows:

US $

Net assets acquired
Current assets	3,109,666
Current liabilities	(2,706)

Working capital acquired	3,106,960

Less debt obligation assumed	(2,000,000)

Net book value of identifiable assets acquired	1,106,960

Consideration paid
34,000,000 common shares issued par value $0.001	34,000
Additional paid-in capital	1,072,960
1,106,960

The following table reflects the unaudited proforma combined results of operations of the Company and the acquisition on the basis that the acquisition occurred at the beginning of the periods presented.

	Nine months ended September 30-2003 US $	Twelve months ended December 31-2002 US $

Net loss	(597,523)	(1,237,974)

Net loss per share - basic and diluted	(0.02)	(0.04)

Suite101.com, Inc.

Notes to the Consolidated Financial Statements

September 30, 2003

(Unaudited)

7.

Related party transactions

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.

a)

Roy Group (Mauritius) Inc.

Roy Group (Mauritius) Inc. is related to the Company by common management and is controlled by a director of the Company.  On March 27, 2003, the Company entered into a PIA with the related party as outlined in note 3d.

b)

Roy Group (Barbados) Inc.

Roy Group (Barbados) Inc. is related to the Company by common management and is controlled by a director of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement ("TSA") with the related party to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The related party receives consideration of US$250,000 per year for an initial term of three years.  During the period ended September 30, 2003, US$20,833 was charged as consulting fees in the Statement of Operations for services provided pursuant to the TSA.

At September 30, 2003, the Company owed the related party US$26,005 for services provided pursuant to the TSA and cash advances.  These cash advances bear no interest and have no set terms of repayment.

c)

D.I. Investments Ltd.

D.I. Investments Ltd. is related to the Company by common management and is controlled by a director of the Company.  During the period ended September 30, 2003, US$10,741 was charged as general and administrative expenses in the Statement of Operations for office and administrative services.

At September 30, 2003, the Company owed D.I. Investments Ltd. US$38,738 (December 31, 2002 - US$11,848) as a result of cash advances.  These cash advances bear no interest and have no set terms of repayment.

d)

Due to shareholder

At December 31, 2002, the Company owed the sole shareholder of GeoGlobal US$44,950 as a result of cash advances.  These cash advances bear no interest and have been repaid.

e)

Note payable

The promissory note bears no interest and is secured by the capital stock of GeoGlobal.  US$500,000 of the note was paid on August 29, 2003 at the closing of the acquisition (note 6), US$500,000 was paid on October 15, 2003, US$500,000 is to be paid on January 15, 2004 and US$500,000 is to be paid on June 30, 2004.

8.

Commitments

Under the terms of the PSC-KG, the three parties to the PSC-KG have committed to the Government of India, an Exploration Work Program as further outlined below.  All of GeoGlobal's share of any and all costs incurred during the Exploration Phase prior to the date if initial commercial production are the responsibility of GSPC pursuant to the CIA executed on August 27, 2002, as described in note 3c.

a)

Phase I (2.5 years)

(i)

1250 km2 3D seismic program consisting of acquisition, processing and interpretation

(ii)

reprocessing of 2298.4 km of 2D seismic data

(iii)

bathymetric survey and seabed sampling

(iv)

drill 14 exploratory wells between 900 to 4118 meters.

b)

Phase II (2.5 years)

(i)

bathymetric survey and seabed sampling

(ii)

drill 4 exploratory wells between 1100 to 2850 meters.

c)

 Phase III (1.5 years)

(i)

bathymetric survey and seabed sampling

(ii)

drill 2 exploratory wells to 1550 and 1950 meters.

Suite101.com, Inc.

Notes to the Consolidated Financial Statements

September 30, 2003

(Unaudited)

8.

Commitments (continued)

d)

Land Relinquishment

(i)

Phase I – 25%

(ii)

Phase II – 25%

(iii)

Phase III – 100% except for development and discovery areas.

Under the terms of the CIA, all of GeoGlobal's and RGM's proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block.  GoeGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.

9.

Segmented information

The Company’s petroleum and natural gas exploration and development activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	September 30-2003 (unaudited)		December 31-2002 (audited)
	Net loss US $	Assets US $	Net loss US $	Assets US $

Canada	(194,365)	2,448,240	(13,196)	3,453
United States	(36,858)	--	--	--
Barbados	(19,927)	--	--	--
India	(17,533)	133,867	(617)	45,967
	(268,683)	2,582,107	(13,813)	49,420

10.

Subsequent event

Proposed Financing

On November 6, 2003, the Company entered into a letter agreement pursuant to which it proposes to offer for sale, on a best efforts basis, by way of private placement of up to 6 million units of the Company's securities for aggregate gross cash proceeds of US$6,000,000.

Each unit is intended to be sold at a price of US$1.00 with each unit comprising one common share and one half of one warrant where one full warrant entitles the holder to purchase one common share for US$2.50, for a term of two years from the closing of the offering. If the trading price of the common shares trades at US$4.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the US Securities Act of 1933 (the "1933 Act"), then the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such change to the warrant term.

A fee equal to 6% of the gross proceeds raised in the offering will be paid and broker warrants entitling the holder to purchase that number of common shares equal to 10% of the number of units sold will also be issued as compensation in connection with the transaction.  The exercise price of the broker warrant is US$1.50 and the term is two years. If the trading price of the common shares trades at US$3.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the 1933 Act then the broker warrant term will be reduced to 30 days from the date of issuance of a news release announcing such change to the broker warrant term.

The proceeds from the financing will be used to further the Company's oil and gas exploration activities in India and for general corporate and administrative purposes.

11.

Comparative figures

a)

The comparatives have been restated to conform with the current period's presentation.  As a result of the reverse takeover outlined in note 1, the comparatives are those of the continuing entity for accounting purposes and are for the period from inception, being August 21, 2002 to September 30, 2002.

b)

As the Company is in its development stage, these are the accumulated comparatives of the continuing entity for the period from inception, being August 21, 2002 to September 30, 2003.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our consolidated financial statements and the notes thereto included in our September 30, 2003 10-QSB and our Current Report on Form 8-K/A dated August 29, 2003 and filed November 14, 2003 for the year ended December 31, 2002. This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause or contribute to such differences include the Risk Factors set forth below. See "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" herein.

We are a development stage enterprise and we had no material revenues from inception of GeoGlobal Resources (India) Inc. ("GeoGlobal") on August 21, 2002 to September 30, 2003.  At September 30, 2003, our sole commercial activity was in connection with a Production Sharing Contract (the "PSC-KG) entered into with Jubilant Enpro Limited (“Enpro”) and Gujarat State Petroleum Corporation Limited (“GSPC”) on February 4, 2003 relating to the exploration for oil and natural gas in an Exploration Block KG-OSN-2001/3 (the “Exploration Block”) awarded by the Government of India under the New Exploration Licensing Policy Third Round (“NELP III”). We refer to our activities with Enpro and GSPC as the "Venture."

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND THE PERIOD OF INCEPTION OF AUGUST 21, 2002 TO SEPTEMBER 30, 2002

During the three months and nine months ended September 30, 2003, expenses were US$157,776 and US$253,212 respectively, compared with US$1,511 during the period from inception on August 21, 2002 to September 30, 2002. The increase was primarily the result of costs and expenses we incurred in connection with our reverse take-over acquisition of the outstanding stock of GeoGlobal.  The general and administrative expenses of US$68,454 and US$128,754 were primarily for administrative services, office costs and travel and promotion. Consulting fees of US$20,833 were fees accrued under our Technical Services Agreement with Roy Group (Barbados) Inc.  The professional fees of US$58,017 and US$77,775 were primarily incurred in connection with the reverse takeover transaction.  Depletion and depreciation expense of US$10,472 and US$25,850 related to the depreciation associated with our computer equipment.

Net loss for the three month and nine month period ended September 30, 2003 was US$150,173 and US$268,683 respectively, compared with US$1,511 during the period from inception on August 21, 2002 to September 30, 2002. The increase in our net loss was the result of an increase in activity and expenses arising out of the reverse takeover transaction.

Liquidity and Capital Resources

At September 30, 2003, our cash balance was US$2,400,344.  The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate. We believe these cash resources will be sufficient to meet our ongoing financial commitments through December 31, 2003 and into 2004.

Our net cash used in operations for the three months and the nine months ended September 30, 2003, was US$99,458 and US$98,119 respectively.

Investing activities provided working capital acquired of US$3,106,960 arising out of the reverse takeover transaction.  We used this cash for the purchase of property and equipment of US$40,781 and US$158,465 for the three months and the nine months ended September 30, 2003 respectively, and to pay off the amounts advanced by the previous former shareholder of GeoGlobal.

Cash provided by financing activities included US$101,650 from the exercise of stock options.   Cash of US$500,000 was used to make the first payment on the US$2,000,000 promissory note arising out of the reverse take-over transaction owing to the former shareholder of GeoGlobal.

Future Capital Requirements and Resources

We expect that, in order to participate in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital that are not currently available to us.  Such capital may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities.  We expect to seek the additional capital to meet our requirements from equity and debt offerings of our securities.  Our ability to access additional capital will depend in part on the success of the Venture in developing the Exploration Block, the results of our management in locating, negotiating and entering into joint ventures or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.  There can be no assurance that capital will be available to us from any source or that, if available, it will be at prices or on terms acceptable to us.  Should we be unable to access the capital markets or should sufficient capital not be available, our activities could be delayed or reduced and, accordingly, any future exploration opportunities, revenues and operating activities may be adversely affected.

We currently expect that available cash and, subject to the success of management’s plans to raise additional capital, the proceeds from the private or public sale of debt or equity securities will be sufficient to fund debt service requirements and planned capital expenditures for our existing properties through 2003 and into 2004.  The funds necessary to meet fully these capital expenditures are currently not available to us and we may be unsuccessful in raising the capital necessary to meet in full these capital expenditures.  We also may need to raise additional capital to fund the development of properties in which we have or acquire an interest, which capital may not be available to us in the future.  There can be no assurance that we will be able to raise the capital required to meet our intended purposes.

We are currently proposing to make an offering of common shares and warrants in a private transaction not registered under the US Securities Act of 1933 (the "1933 Act"), as amended, with the amount of shares and warrants offered intended to raise up to of US$6.0 million.  On November 6, 2003, we entered into a letter agreement pursuant to which we propose to offer for sale, on a best efforts basis, by way of private placement of up to 6 million units of our securities for aggregate gross proceeds of US$6,000,000.  Each unit is intended to be sold at a price of US$1.00 with each unit comprising one common share and one half of one warrant where one full warrant entitles the holder to purchase one common share for US$2.50, for a term of two years from the closing of the offering. If the trading price of our common shares trades at US$4.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the 1933 Act, then the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such change to the warrant term.  A fee equal to 6% of the gross proceeds raised in the offering will be paid and broker warrants entitling the holder to purchase that number of common shares equal to 10% of the number of units sold will also be issued as compensation in connection with the transaction.  The exercise price of the broker warrant is US$1.50 and the term is two years. If the trading price of the common shares trades at US$3.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the 1933 Act then the broker warrant term will be reduced to 30 days from the date of issuance of a news release announcing such change to the broker warrant term.  The proceeds from the financing will be used to further our oil and gas exploration activities in India and for general corporate and administrative purposes.

The securities intended to be offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.  There can be no assurance that we will be successful in raising this additional capital on terms acceptable to us or that the transaction will not dilute the interests of our current shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are “forward-looking statements” as defined under the 1933 Act as amended, and the US Securities Exchange Act of 1934 as amended, that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to, the statements in this report regarding the plans and objectives of our management for our future operations, including the likelihood of the success of the exploration activities of the Venture on the Exploration Block, the success of the Venture's geological and geophysical activities and 3D seismic studies, the ability of the Venture to commence well drilling activities in 2004 or thereafter, but in any event within the commitment period of the PSC-KG and the success of any well drilling activities in locating hydrocarbons that are recoverable and marketable in commercial quantities. Additionally, these forward looking statements include our plans or objectives relating to the possibility of entering into future joint venture or other arrangements to engage in exploratory oil and gas activities in India or elsewhere, and our efforts to enter into transactions relating thereto. Our ability to realize revenues cannot be assured.  If our plans fail to materialize, your investment could be in jeopardy.  Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions could have a material adverse effect on us.  We caution you on the various other risk factors as described below.  These risk factors could cause the development of our activities and our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

RISK FACTORS

An investment in our common stock involves a high degree of risk.  The following factors, in addition to the other information contained herein, should be carefully considered in evaluating an investment in our shares and our business.  Other than our ownership interest in the Exploration Block, we have no other business operations.  See Cautionary Statement above regarding risks and uncertainties relating to forward looking statements in this report.

Risks Relating to the Exploration Block

The Exploration Block should be considered a highly speculative exploration opportunity. Pursuing the transaction involves material risks to us and our stockholders and has resulted in material dilution to our stockholders and a material diminution of our cash we held prior to the acquisition.

There can be no assurance that the exploratory drilling to be conducted on the Exploration Block in will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the Exploration Block.

Early Development Stage of Oil and Gas Operations

We are in the early stage of developing our oil and gas exploration and production business plan and operations. We have realized no revenues to date from this source.  We intend, subject to the availability of capital, to seek to enter into joint ventures or other arrangements to acquire interests in additional government created and granted hydrocarbon exploration opportunities, primarily located onshore or in the offshore waters of India.  In this connection, however, our business plans are not fully developed.  Opportunities to acquire interests in exploration opportunities will be dependent upon our ability to identify, negotiate and enter into joint venture or other similar arrangements with respect to specific exploration opportunities and upon our ability to raise sufficient capital to fund a participation in those joint ventures or other exploration activities. Our success will be dependent upon the success of the exploration activities of the ventures in which we acquire an interest.  These exploration opportunities will be highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the Venture could be lost.

At present, our management has been successful in negotiating the acquisition of our Participating Interest in one exploration opportunity off the east coast of India.  We intend, without assuring the success of these efforts, to seek to negotiate the acquisition of interests in additional exploration opportunities.  The interests we seek to acquire may be carried interests, working interests or other interests in the exploration opportunities.  We may seek interests where we are not the operator or, subject to us assembling the necessary staff, may be the operator of the exploration and development projects.  The acquisition of these interests is likely to require the commitment of capital by us in amounts not currently available to us.

To the extent our business plans have not been fully developed, we may encounter obstacles and impediments, both regulatory and other, imposed by governmental and other entities, as well as those imposed by our limited financial resources in achieving its objectives.

Speculative Exploration Activities; Control By Operator

Our net 5% interest in the Exploration Block should be considered to be a highly speculative exploration opportunity that will involve material risks.  The Venture has no producing reserves and is not presently deriving any revenue or positive cash flow.  The long-term viability of the Venture and, accordingly, our interest in the Venture, depends on the Venture’s ability to find or acquire, develop and produce reserves of oil and natural gas.  GSPC is the operator of the Exploration Block in which we have an interest.  Although the Production Sharing Contract provides for a management committee, it can be anticipated that virtually all decisions as to exploration and development activities on the Exploration Block will be under the influence of GSPC rather than us.

India’s Regulatory Regime

All phases of the Venture’s oil and gas exploration, development and production activities are regulated in varying degrees by the Indian government, either directly or through one or more governmental entities.  The areas of government regulation include matters relating to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental protection and rig safety.  As a consequence, all future drilling and production programs and operations in which we participate must be approved by the Indian government.  Shifts in political conditions in India could adversely affect the business in India and the ability to obtain requisite government approvals in a timely fashion or at all.  We must maintain satisfactory working relationships with the Indian government.

Reliance on Key Personnel

We are dependent upon the services of our President and Chief Executive Officer, Jean Paul Roy, and Executive Vice President and Chief Financial Officer, Allan J. Kent.  The loss of either of their services would have a material adverse effect upon us.  At present, we do not have any employment agreements with any of our executive officers.  We have not yet finalized Mr. Kent’s compensation arrangement with us.

At present, our future is substantially dependent upon the geological and geophysical capabilities of Mr. Roy to locate oil and gas exploration opportunities for us.  His inability to do the foregoing could materially adversely affect our future activities. We have entered into a Technical Services Agreement with Roy Group (Barbados) Inc. ("RGB") dated August 29, 2003, a company owed 100% by Mr Roy, to perform such geological and geophysical duties and exercise such powers related thereto as we may from time to time assign to it.

Limited Operating History; Anticipated Losses; No Assurance of Profitability

GeoGlobal was organized in August 2002 and has had no material revenues to date.  It has no operating history, oil and gas reserves or assets upon which an evaluation of us, our current business plans and our prospects can be based.  Our prospects must be considered in light of the risks, expenses and problems frequently encountered by all companies in their early stages of development and, in particular, those engaged in exploratory oil and gas activities.  Such risks include, without limitation:

  Failure to discover oil and gas in commercial quantities;

  Uncertainties as to the costs to be incurred in exploratory drilling activities and associated cost overruns;

  Costs inherent in drilling into unknown formations, such as overpressured zones and tools lost in the hole; and

  Changes in drilling plans and locations as a result or prior exploratory drilling.

Under the Carried Interest Agreement with GSPC, GeoGlobal has a carried interest in the exploration activities.  However, unexpected or additional costs can affect the commercial viability of producing oil and gas from a well and will affect the time when and amounts that GeoGlobal and we can expect to receive from any production from a well.  Because GSPC’s costs of exploration are to be paid back to GSPC before GeoGlobal is entitled to any share of production, additional exploration and development expenses will reduce and delay any share of production GeoGlobal is to receive.

There can be no assurance that the Venture will be successful in addressing the risks it confronts, and any failure to do so could have a material adverse effect on our prospects for the future.  Due to the foregoing factors, the development of our business plan, prospects and exploratory drilling activities, as well as our quarterly operating results, are difficult to forecast. Consequently, we believe that period to period comparisons of our exploration, development and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects. It is possible that in some future quarters our stage of development or operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock may be materially and adversely affected.

Our Dependence on the Venture

At present, our only oil and gas interest is our rights under the terms of the PSC.   GSPC is the operator of the Venture under the terms of the PSC.  Accordingly, the realization of successes in the exploration of the block is dependent upon the success of GSPC in exploring for and developing reserves of oil and gas on the Exploration Block and its ability to market those reserves at prices that will yield a return to the Company.

Under the terms of the Carried Interest Agreement, GeoGlobal has a carried interest in the exploration activities conducted by the parties on the Exploration Block.  However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities will be paid back to GSPC without interest over the projected production life or ten years, whichever is less.  We are not entitled to any share of production until GSPC has recovered our share of the costs and expenses that were paid by GSPC on behalf of us.  Therefore, the Company is unable to estimate when it may commence to receive a distribution from any production of hydrocarbon reserves found on the Exploration Block.  In the event the Venture is successful in discovering, producing and marketing hydrocarbons from the Exploration Block, depending upon the quantities of hydrocarbons produced and sold by the Venture and the period over which the expenses advanced by GSPC on behalf of GeoGlobal and RGM are to be repaid under the terms of GeoGlobal's Carried Interest Agreement with GSPC, which will not exceed ten years, the sums GeoGlobal and RGM are required to pay during a  year may exceed the sums GeoGlobal receives from its share of production.

Certain Terms of the Production Sharing Contract May Create Additional Risks

The Production Sharing Contract contains certain terms that may affect the revenues of the Venture and create additional risks for the Company.  These terms include, possibly among others, the following:

  The Venture is required to complete certain minimum work programs during the three phases of the term of the Production Sharing Contract.  In the event the Venture fails to fulfill any of the three minimum work programs, the parties to the Venture must pay to the Government of India their proportionate share of the amount that would be required to complete the minimum work program.

  Until such time as India attains self sufficiency in the production of crude oil and condensate and is able to meet its national demand, the parties to the Venture are required to sell in the Indian domestic market their entitlement under the Production Sharing Contract to crude oil and condensate produced from the Exploration Block.  In addition, the Indian domestic market has the first call on natural gas produced from the Exploration Block and the Venture’s discovery and production of natural gas must be made in the context of the government’s policy of utilization of natural gas and take into account the objectives of the government to develop its resources in the most efficient manner and promote conservation measures.

  Parties to the agreement that are not Indian companies, which includes our Company, are required to negotiate technical assistance agreements with the Government of India or its nominee whereby such foreign company can render technical assistance and make available commercially available technical information of a proprietary nature for use in India by the government or its nominee, subject, among other things, to confidentiality restrictions.

  The parties to the Venture are required to give preference, including the use of tender procedures, to the purchase and use of goods manufactured, produced or supplied in India provided that such goods are available on equal or better terms than imported goods, and to employ Indian subcontractors having the required skills insofar as their services are available on comparable standards and at competitive prices and terms.

Risks Associated With Oil and Gas Exploration, Development and Production

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered.  There can be no assurance that wells drilled on the Exploration Block or by any venture in which we acquire an interest in the future will be productive or that we will receive any return or recover all or any portion of our investment.  Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  The cost of drilling, completing and operating wells is often uncertain.  Drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond the operator’s control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services.  Future drilling activities on the Exploration Block in which we hold an interest may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.

In addition to the substantial risk that wells drilled will not be productive, hazards such as unusual or unexpected geological formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of natural gas, oil or well fluids, pollution and other physical and environmental risks are inherent in oil and gas exploration and production.  It is very difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties and hazards.  These hazards could result in substantial losses to the Venture due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations.  Production and development of offshore oil and gas properties also involves a high degree of risk.  As protection against operating hazards, it is customary to maintain insurance coverage against some, but not all, potential losses.  It should be expected that there will not be full insurance coverage against all risks associated with oil and gas exploration and development activities either because such insurance is not available or because the cost thereof is considered prohibitive.  The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Venture’s financial condition and results of operations.

Oil and Gas Prices Fluctuate Widely and Low Oil and Gas Prices Could Adversely Affect Our Financial Results

There is no assurance that there will be any market for oil or gas produced from the Exploration Block in which we hold an interest.  Future price fluctuations could have a major impact on the future revenue of the Venture and thereby our revenue, and materially affect the return from and the financial viability of any reserves that are claimed.  Historically, oil and gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.   A significant decrease in oil and gas prices could have a material adverse effect on the Venture's cash flow and profitability and would adversely affect our financial condition and the results of our operations.  In addition, because world oil prices are quoted in and trade on the basis of U.S. dollars, fluctuations in currency exchange rates that affect world oil prices could also affect the Venture's revenues.  Prices for oil and gas fluctuate in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control or the control of the Venture, including:

  Political conditions in oil producing regions, including the Middle East and elsewhere;

  The domestic and foreign supply of oil and gas;

  Quotas imposed by OPEC upon its members;

  The level of consumer demand;

  Weather conditions;

  Domestic and foreign government regulations;

  The price and availability of alternative fuels;

  Overall economic conditions; and

  International political conditions.

In addition, various factors may adversely affect the Venture's ability to market oil and gas production, including:

  The capacity and availability of oil and gas gathering systems and pipelines;

  The ability to produce oil and gas in commercial quantities and to enhance and maintain production from existing wells and wells proposed to be drilled;

  The proximity of future hydrocarbon discoveries to oil and gas transmission facilities and processing equipment (as well as the capacity of such facilities);

  The effect of governmental regulation of production and transportation (including regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and condensate and matters associated with the protection of the environment);

  The imposition of trade sanctions or embargoes by other countries;

  The availability and frequency of delivery vessels;

  Changes in supply due to drilling by others;

  The availability of service rigs; and

  Changes in demand.

Ability to Locate Additional Exploration Opportunities and to Manage Growth

While our President and Executive Vice President have had extensive experience in the oil and gas exploration business, the Company has been engaged in limited activities in the oil and gas business and has a limited history of activities upon which you may base your evaluation of its performance.  As a result of our brief operating history and limited activities in oil and gas exploration activities, our success in being part of the Venture and acquiring an interest in the Exploration Block may not be indicative that we will be successful in entering into any further ventures.  There can be no assurance that we will be successful in growing our oil and gas exploration and development activities.

Any future significant growth in our oil and gas exploration and development activities will place demands on our executive officers, and any increased scope of our operations will present challenges to us due to our current limited management resources.  Our future performance will depend upon our management and their ability to locate and negotiate opportunities to participate in joint venture and other arrangements whereby we can participate in exploration opportunities including increasing management personnel.  There can be no assurance that we will be successful in these efforts.  Our inability to locate additional opportunities, to hire additional management and other personnel or to enhance our management systems could have a material adverse effect on our results of operations.

Our Future Performance Depends Upon Our Ability to Find or Acquire Oil and Gas Reserves That Are Economically Recoverable

Our success in developing our oil and gas exploration and development activities will be dependent upon establishing, through our participation in the Venture and other similar activities, reserves of oil and gas and maintaining and possibly expanding the levels of those reserves.  We may not be able to locate and thereafter replace reserves from our participation in exploration and development activities at acceptable costs. Lower prices of oil and gas may further limit the kinds of reserves that can be developed at an acceptable cost.  The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to enter into joint ventures or similar arrangements to maintain or expand our oil and gas reserves if capital is unavailable to us.  In addition, exploration and development activities involve numerous risks that may result in dry holes, the failure to produce oil and gas in commercial quantities, the inability to fully produce discovered reserves and the inability to enhance production from existing wells.

We expect that we will continually seek to identify and evaluate joint ventures and other exploration opportunities.  Our ability to enter into additional exploration activities will be dependent to a large extent on our ability to negotiate arrangements with others and with various governments and governmental entities whereby we can be granted a participation in such ventures.  There can be no assurance that we will be able to locate and negotiate such arrangements, have sufficient capital to meet the costs involved in entering into such arrangements or that, once entered into, that such exploration activities will be successful.  Successful acquisition of exploration opportunities can be expected to require, among other things, accurate assessments of potential recoverable reserves, future oil and gas prices, projected operating costs, potential environmental and other liabilities and other factors.  Such assessments are necessarily inexact, and as estimates, their accuracy is inherently uncertain.  We cannot assure you that we will successfully consummate any further exploration opportunities or joint ventures or other arrangements leading to such opportunities.

Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets

We have currently not claimed any proved or probable reserves of oil or gas.  Reserve information that we may provide in the future will represent estimates based on reports prepared by independent petroleum engineers, as well as internally generated reports. Petroleum engineering is not an exact science.  Information relating to proved oil and gas reserves is based upon engineering estimates derived after analysis of information we furnish or furnished by the operator of the property.  Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results.  Oil and gas prices, which fluctuate over time, may also affect proved reserve estimates.  For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers at different times may vary substantially.  Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.  Either inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves.  In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.

Page19

Quantities of proved reserves are estimated based on economic conditions in existence in the period of assessment. Lower oil and gas prices may have the impact of shortening the economic lives on certain fields because it becomes uneconomic to produce all recoverable reserves on such fields, thus reducing proved property reserve estimates. If such revisions in the estimated quantities of proved reserves occur, it will have the effect of increasing the rates of depreciation, depletion and amortization on the affected properties, which would decrease earnings or result in losses through higher depreciation, depletion and amortization expense. The revisions may also be sufficient to trigger impairment losses on certain properties that would result in a further non-cash charge to earnings.

Governmental and Environmental Regulations Could Adversely Affect Our Business

The oil and gas exploration, development and production business is subject to numerous laws and regulations relating to environmental and safety matters. Our business and the production of oil and gas are also subject to taxation and governmental fees and royalties.  Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters. Such laws and regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and other facilities. In addition, these laws and regulations, and any others that are passed by the jurisdictions where our exploration prospects may be located, could limit the total number of wells drilled or the allowable production from successful wells which could limit our revenues.

Oil and gas operations are subject to complex environmental laws and regulations adopted by virtually all jurisdictions where we may operate. We, or the joint ventures in which we participate, could incur liability to governments or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water, including responsibility for remedial costs. Such materials could potentially be discharged into the environment in the following ways:

  From a well or drilling equipment at a drill site;

  Leakage from gathering systems, pipelines, transportation facilities and storage tanks;

  Damage to oil and natural gas wells resulting from accidents during normal operations; or

  Blowouts, cratering and explosions.

Because the requirements imposed by such laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business or the business of any joint venture in which we participate.

Industry Competition May Impede Our Growth

The oil and gas industry is highly competitive, and we may not be able to compete successfully or grow our business. We will compete in the areas of opportunities to enter into exploration arrangements and the exploration for and development of oil and natural gas reserves.  Our competitors will include major oil companies, governments and government affiliated entities, other independent oil and natural gas concerns and individual producers and operators. We will also compete with major and independent oil and natural gas concerns, as well as governmental entities, in recruiting and retaining qualified employees. Substantially all of these competitors have substantially greater financial and other resources than we do. We may not be able to successfully expand our business or attract or retain qualified employees.

No Active Prior Public Market For Common Stock; Possible Volatility Of Stock Price

The public market for our common stock is characterized by significant price and volume fluctuations. There can be no assurance that an active trading market for our common stock will be sustained or that the market price of our common stock will not decline below any price that may develop following the closing of any future transactions. The market price may bear no relationship to the prospects, stage of development, existence of oil and gas reserves, revenues, earnings, assets or potential of our company or our prospects or the prospects of the Venture and may not be indicative of our future business performance. The trading price of our common stock could be subject to wide fluctuations.  Fluctuations in the price of oil and gas and related international political events can be expected to affect the price of our common stock.  In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies which fluctuations have been unrelated to the operating performance of these companies. These market fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, and irrespective of the outcome of such litigation, could result in substantial costs and a diversion of management's attention and resources and have a material adverse effect on our company's business, results of operations and financial condition.

Given the relatively minimal public float and trading activity in our securities, the price of our shares may be volatile. There can be no assurance that there will be an active and liquid market for our shares. Since the shares do not qualify to trade on any exchange, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the "pink sheets".  It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

Accordingly, although quotations for shares of our Common Stock have been, and continue to be, published on the OTC Bulletin Board and the "pink sheets" published by the National Quotation Bureau, Inc., these quotations, in the light of our operating history, continuing losses and financial condition are not necessarily indicative of our value. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Our Shares Are Subject To Penny Stock Reform Act Of 1990

Our securities are subject to certain rules and regulations promulgated by the Commission pursuant to the US Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Rules"). Such rules and regulations impose strict sales practice requirements on broker-dealers who sell such securities to persons other than established customers and certain "accredited investors." For transactions covered by the Penny Stock Rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent for the transaction prior to sale. Consequently, such rule may affect the ability of broker-dealers to sell our securities and may affect investors' abilities to sell any shares they acquire.

The Penny Stock Rules generally define a "penny stock" to be any security not listed on an exchange or not authorized for quotation on the Nasdaq Stock Market and has a market price (as defined by the rules) less than US$5.00 per share or an exercise price of less than US$5.00 per share, subject to certain exceptions. For any transactions by broker-dealers involving a penny stock (unless exempt), the rules require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the market for penny stocks.  Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks.

Control by Directors, Executive Officers, and Principal Stockholders

As of November 26, 2003, our Directors, executive officers, and stockholders who own beneficially 5% or more of our common stock, and their respective affiliates, in the aggregate, beneficially owned (including shares that the he or she has the right to acquire the beneficial ownership within 60 days following November 19, 2003) approximately 34,165,334 shares or 69.6% of our outstanding common stock. As a result, these stockholders possess significant influence over the Company, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.

ITEM 3.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including Jean Paul Roy, its President and Chief Executive officer, and Allan J. Kent, its Executive Vice President and Chief Financial Officer, the Company has evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Roy and Mr. Kent have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including Mr. Roy and Mr. Kent, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

ITEM 2.

CHANGES IN SECURITIES

In July 2003, we issued 570,000 shares of our Common Stock to five persons on exercise of warrants sold in a private sale of our securities in March 2000.  The shares were issued to such persons on exercise of the warrants in a transaction exempt from the registration requirements of the 1933 Act, by virtue of Section 4(2) thereof.  Such persons represented to us that the shares were purchased for investment, for their own account and not for distribution in violation of the registration requirements of the Act.  A legend was affixed to the share certificates stating the restrictions on further transfer.  No underwriter participated in the sale of the shares

On August 29, 2003, we issued 34.0 million shares of our Common Stock to Mr. Jean Paul Roy in exchange for the outstanding capital stock of GeoGlobal.  Of the 34.0 million shares, 14.5 million shares were issued and delivered at the closing of the transaction and an aggregate of 19.5 million shares are held in escrow by an escrow agent.  The terms of the escrow provide for the release of the shares upon the occurrence of certain developments relating to the outcome of oil and natural gas exploration and development activities conducted on an exploration block off the east coast of India in which GeoGlobal holds a net 5% interest.  In addition to our shares of Common Stock, we delivered to Mr. Roy our US$2.0 million promissory note, of which US$500,000 was paid on the closing of the transaction, US$500,000 was paid on October 15, 2003, and US$500,000 is to be paid on January 15, 2004 and US$500,000 is to be paid on June 30, 2004.  The note does not accrue interest and is secured by the capital stock of GeoGlobal.  The securities were issued in a transaction exempt from and not requiring registration under the 1933 Act by virtue of Section 4(2) thereof.  Mr. Roy represented to us that the securities were purchased for investment, for his own account and not for distribution in violation of the registration requirements of the Act.  A legend was affixed to the securities stating the restrictions on further transfer.  No underwriter participated in the sale of the securities.  This transaction was "previously reported" in our Current Report for August 29, 2003.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

10.4

Participating Interest Agreement dated March 27, 2003 between GeoGlobal Resources (India) Inc. and Roy Group (Mauritius) Inc. (corrected version).

31.1

Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1

Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

32.2

Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

b)

Reports on Form 8-K

During the quarter ended September 30, 2003, we filed Current Reports on Form 8-K as follows:

August 13, 2003

Item 7

August 29, 2003

Item 7

September 23, 2003

Item 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUITE101.COM, INC.

-----------------

 (Registrant)

Date: December 1, 2003

 /s/ Jean Paul Roy

------------------------

Jean Paul Roy

President and Chief Executive Officer

 (Principal Executive Officer and Director)

/s/ Allan J. Kent

----------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting)

EXHIBIT 31.1

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(a)

I, Jean Paul Roy, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Suite101.com, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such  disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small  business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: December 1, 2003

/s/ Jean Paul Roy

 ------------------------

Jean Paul Roy

President and Chief Executive Officer

EXHIBIT 31.2

       CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(a)

I, Allan J. Kent, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Suite101.com, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such  disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small  business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: December 1, 2003

/s/ Allan J. Kent

-------------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 1350

In connection with the Quarterly Report of Suite101.com, Inc. (the Company) on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Jean Paul Roy, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jean Paul Roy

------------------------

Jean Paul Roy

President and Chief Executive Officer

December 1, 2003

Page26

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 1350

In connection with the Quarterly Report of Suite101.com, Inc. (the Company) on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Allan J. Kent, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Allan J. Kent

------------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

December 1, 2003