Form 10KSB
period 2003-12-31
GEOGLOBAL RESOURCES INC
filed 2004-04-02
CIK 896726

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

Mark One:

☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2003; or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File No. 0-25136

GEOGLOBAL RESOURCES INC.

(Name of Small Business Issuer in its Charter)
Delaware	33-0464753
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
Suite 200, 630- 4 Avenue SW, Calgary, Alberta T2P 0J9 Canada
(Address of Principal Executive Offices) (Zip Code)
(403) 777-9250
(Issuer's Telephone Number, Including Area Code) Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
None
Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share
(Title of Each Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes     ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. ☐

State Issuer's revenues for its most recent fiscal year:  $-0-.

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 1, 2004, was $46,998,047.  (Non-affiliates have been determined on the basis of holdings set forth in Item 11 of this Annual Report on Form 10-KSB.)

The number of shares outstanding of each of the Issuer's classes of common equity, as of April 1, 2004, was 55,053,355.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1 - Description of Business:

GeoGlobal Resources Inc. is engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves.  At present, these activities are being undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contracts entered into with the Government of India.  At February 6, 2004, we have been granted exploration rights in three exploration blocks, of which two are located onshore in the State of Gujarat in western India and the third is offshore eastern India.  The first of our Production Sharing Contracts was entered into on February 4, 2003 and relates to an approximately 1,850 square kilometer (457,145 acre) area off the east coast of India, designated as Block KG-OSN-2001/3 (the "KG Block") under National Exploration Licensing Policy III (NELP-III).  We have a net 5% carried interest in this exploration block.  Our second and third Production Sharing Contracts were entered into on February 6, 2004.  The second contract relates to a 125 square kilometer (30,888 acre) area onshore in the Cambay Basin in the State of Gujarat and is designated Block CB-ONN-2002/2 (the "CB-9 Block") under New Exploration Policy IV (NELP-IV).  The third contract relates to a 285 square kilometer (70,425 acre) area also onshore in the Cambay Basin and is designated Block CB-ONN-2002/3 (the "CB-10 Block") under NELP-IV.  We have a 10% working interest in each of CB-9 Block and CB-10 Block (collectively referred to as the "CB Blocks".

All three of the Production Sharing Contracts we have entered into provide for multi-phase work commitments, including specified 3D seismic activities and multi-well drilling activities.  While a 1,298 square kilometer 3D seismic program has been completed on KG Block, the seismic programs have not begun on the CB Blocks that are the subject of the 2004 contracts.  We are currently formulating a drilling strategy for the KG Block and expect that drilling activities will begin in the second quarter of 2004.

All of the exploration activities in which we are a participant should be considered highly speculative.

All dollar amounts stated in this annual report are stated in United States dollars.

Unless the context should otherwise require, references to us in this annual report refer to GeoGlobal Resources Inc. and its wholly-owned consolidated subsidiaries.  When we refer to GeoGlobal Barbados, we are referring to GeoGlobal Resources (Barbados) Inc., our wholly-owned subsidiary incorporated under the Companies Act of Barbados that is the contracting party under our two Production Sharing Contracts covering the CB Blocks.  When we refer to GeoGlobal India, we are referring to GeoGlobal Resources (India) Inc., our wholly-owned subsidiary continued under the Companies Act of Barbados that is the contracting party under our Production Sharing Contract covering the KG Block.

Our Production Sharing Contracts

Our February 2003 Offshore Agreement

We, along with Gujarat State Petroleum Corporation Limited and Jubilant Enpro Limited are parties to a Production Sharing Contract dated February 4, 2003 with The Government of India which grants to the three parties the right to conduct seismic surveying and exploratory drilling activities on the KG Block.   The exploration period for this Production Sharing Contract extends for a term of up to 6.5 years.  The first two phases cover a period of 2.5 years each, and the last phase covers a period of 1.5 years.  The exploration period under the agreement commenced on February 4, 2003.  During the first exploration phase, the parties are to acquire, process and interpret 1,250 square kilometers of 3D seismic data.  In addition, we are to reprocess 2,298.4 line kilometers of 2D seismic data, conduct a bathymetric survey and drill a total of fourteen exploratory wells between 900 to 4,118 meters.  During the second and third phases, if the parties elect to proceed with them, in addition to bathymetric surveys in connection with each phase, the parties are to drill four exploratory wells between 1,100 to 2,850 meters and two exploratory wells to 1,550 and 1,950 meters, respectively.

Our net 5% interest in KG Block reflects our agreement to prospectively assign half of the original 10% interest under the Production Sharing Contract to Roy Group (Mauritius) Inc., a Mauritius corporation wholly owned by Mr. Jean Paul Roy, our President, a Director and principal stockholder, pursuant to a Participating Interest Agreement we entered into on March 27, 2003, which assignment is subject to Government of India consent.  Absent such consent, the assignment will not occur and we are to provide Roy Group (Mauritius) Inc. with an economic benefit equivalent to the interest to be assigned.

Our Carried Interest Agreement

Pursuant to an agreement we entered into with Gujarat State Petroleum Corporation Limited dated August 27, 2002, we, along with Roy Group (Mauritius) Inc., have a carried interest in the exploration activities conducted by the parties in the KG Block that is the subject of the Production Sharing Contract on the KG Block.  Under the terms of the Carried Interest Agreement, we, and Roy Group (Mauritius) Inc. are carried by Gujarat State Petroleum Corporation Limited for 100% of all our share of any costs during the exploration phase prior to the start date of initial commercial production.  However all of our share and the share of Roy Group (Mauritius) Inc. of any capital costs for the development phase will be paid back to Gujarat State Petroleum Corporation Limited without interest over the projected production life or ten years whichever is less.  We are not entitled to any share of production until Gujarat State Petroleum Corporation Limited has recovered our share and the share of Roy Group (Mauritius) Inc. of the costs and expenses that were paid by Gujarat State Petroleum Corporation Limited.

Our February 2004 Onshore Agreements

On February 6, 2004, we, along with our joint venture participants, signed Production Sharing Contracts with respect to two onshore exploration blocks in the Cambay Basin, located in the State of Gujarat in northwest India.

The first of these contracts, relating to CB-9 Block, also referred to as Blocks 9A and 9B under NELP-IV, covers an area of approximately 125 square kilometers (30,880 acres) onshore in the Cambay Basin.  We hold a 10% participating interest, Gujarat State Petroleum Corporation Limited holds a 60% participating interest, and Jubilant Enpro Private Ltd., who is the operator, holds the remaining 30% participating interest.  The contract provides that the exploration activities are to be conducted in three phases with the first phase covering a period of 2.5 years, the second phase covering a period of 2.0 years and the last phase covering a period of 1.5 years, for a maximum total duration of 6.0 years for all three phases.  The exploration period under this contract commenced on February 6, 2004.  During the first exploration phase on CB-9 Block, the parties are to acquire 75 square kilometers of 3D seismic data, reprocess 650 line kilometers of 2D seismic data, conduct a geochemical survey and drill a total of seven exploratory wells between 1,000 and 2,200 meters.  During each of the second and third phases, if the parties elect to proceed with them, the parties are to drill two exploratory wells to 2,000 meters, respectively.

CB-10 Block, which is also referred to as Blocks 10A and 10B under NELP-IV, covers an area of approximately 285 square kilometers (70,425 acres) onshore in the Cambay Basin.  We hold a 10% participating interest.  Gujarat State Petroleum Corporation Limited is the operator and holds a 55% participating interest, with a 20% participating interest held by Enpro and a 15% participating interest held by Prize Petroleum Company Limited.  Exploration activities on CB-10 Block are to be conducted over the same three-phase term as is provided under the CB-9 Block described above.  The exploration phase under this contract commenced on February 6, 2004.  During the first exploration phase on CB-10 Block, the parties are to acquire 200 square kilometers of 3D seismic data, reprocess 1,000 line kilometers of 2D seismic data, conduct a geochemical survey and drill a total of twelve exploratory wells between 1,500 and 3,000 meters.  During the second and third phases, if the parties elect to proceed with them, the parties are to drill three and two exploratory wells, respectively, to 2,000 meters.

Map of India

New Delhi
Cambay Basin
Blocks
Ahmadabad
Mumbai
Kakinada
Bay of Bengal
Arabian Sea
Chennai
(Madras)
KG Basin Block

[this map denotes our locations in general and does not indicate specific size of blocks or basins]

Additional Terms of Our Production Sharing Contracts

Except for the size and location of the exploration blocks and the work programs to be conducted, the three Production Sharing Contracts contain substantially similar terms.  Under the Production Sharing Contracts, the Government of India has granted to the parties the right to engage in oil and natural gas exploration activities on the exploration blocks for specified terms of years with each contract setting forth the exploration activities to be conducted over periods of years in three phases.  Under each of the three contracts, if the parties elect to continue into the second exploratory phase, the contracts provide that the parties retain up to 75% of the original contract area, including any developed areas or areas of discoveries of hydrocarbons, and relinquish the remainder.  Similarly, if the parties elect to continue into the third exploration phase, the contracts provide that the parties retain up to 50% of the original contract area, including any developed areas or areas of discovery of hydrocarbons, and relinquish the remainder.

The Production Sharing Contracts contain provisions relating to procedures to be followed once a discovery of hydrocarbons is determined to have been made within the exploration block and for the further development of that discovery.  Following the completion of a development plan for a discovery, the parties are to apply to the relevant government entity for a lease with respect to the area to be developed with an initial term of 20 years for the lease.  The Government of India and the other parties to the Production Sharing Contracts are allocated, after deduction of the costs of exploration, development, and production to be recovered, percentages of any remaining production with the Government of India allocated between 20% to 40% of the production from the KG Block and 30% to 55% of the production from the CB Blocks   The balance of the production is to be allocated to the other joint venture participants in proportion to their participating interests.

The contracts contain restrictions on the assignment of a participating interest, including a change in control of a party, without the consent of the Government of India, subject to certain exceptions which include, among others, a party encumbering its interest subject to certain limitations.

Each of the three ventures are managed by a management committee representing the parties to the agreement, including the Government of India.  The contracts contain various other provisions, including, among others, obligations of the parties to maintain insurance, the maintenance of books and records, confidentiality, the protection of the environment, arbitration of disputes, matters relating to income taxes on the parties, royalty payments, and the valuation of hydrocarbons produced.  The Indian domestic market has the first call on natural gas produced.  The contracts are interpreted under the laws of India.

Our August 2003 Acquisition

On August 29, 2003, we completed the acquisition of all of the issued and outstanding shares of GeoGlobal Resources (India) Inc., a corporation then wholly owned by Mr. Jean Paul Roy.  The completion of the acquisition resulted in the issuance and delivery by us of 34,000,000 common shares and delivery of our $2.0 million promissory note to Mr. Roy.  Of such shares, we issued and delivered 14.5 million shares at the closing of the acquisition with the remaining shares delivered in escrow.  Of the remaining 19.5 million shares issued in escrow, 14.5 million shares will be released for delivery only if the results of a 3D seismic program conducted on the KG Block during the initial exploration phase establishes the existence of a commercial basis for the commencement of an exploratory drilling program, or upon the actual commencement of a drilling program and the final 5.0 million shares will be released only if a commercial discovery is declared on the KG Block. Shares not released from the escrow will be surrendered back to us. Common shares held during the term of the escrow retain their voting rights. As a result of the transaction, Mr. Roy held approximately 69.3% of our issued and outstanding shares.  Mr. Roy was also elected our President and a Director on August 29, 2003.  This transaction was accounted for as a reverse takeover transaction, and for accounting purposes GeoGlobal Resources (India) Inc., which is our legal subsidiary, is deemed to have acquired our parent corporation and is the continuing entity for accounting purposes.

As a consequence of this transaction, a change in control of our company may be deemed to have occurred.

Oil and Gas Operations

We are engaged in the exploration for and development of oil and natural gas reserves.  At December 31, 2003, we did not claim any probable or proved reserves of oil or natural gas.  We have not reported since January 1, 2003 any reserves of oil or natural gas to any United States Federal authority or made any statement to any such authority that there were no such reserves.  We have not produced any oil or natural gas.

We do not own any oil or natural gas wells as of April 1, 2004 and at that date have not been granted any leases to properties under the terms of our Production Sharing Contracts.  At April 1, 2004, we have not conducted any oil or gas well drilling operations and no wells were in the process of drilling.

Development Exploration and Acquisition Expenditures

The following table sets forth information regarding costs we incurred in our development, exploration and acquisition activities during the periods ended December 31, 2003 and December 31, 2002.

	Year Ended December 31, 2003	Period from Inception, August 21, 2002 to December 31, 2002
	US$	US$

Development Costs	--	--
Exploration Costs	178,523	21,925
Acquisition Costs	--	--
Capitalized Interest	--	--
Total	(1) 178,523	(1) 21,925

(1)  These costs are not reimbursable under the Carried Interest Agreement

As at December 31, 2003, Gujarat State Petroleum Corporation has incurred costs of Rs 4,55,61,213 (approximately $1,001,191) attributable to GeoGlobal under the Carried Interest Agreement of which 50% is for the account of Roy Group (Mauritius) Inc..

Acreage

 At April 1, 2004, under the terms of the three Production Sharing Contracts to which we are a party, we had an interest in approximately 558,313 gross acres (32,988 net).  Leases to such acreage have not yet been granted.  Under the terms of the Production Sharing Contracts, following the completion of a development plan for a discovery, the parties are to apply for a lease from the relevant government authority to the area to be developed.  Leases are to have an initial term of twenty (20) years.

All of such acreage is located offshore the east coast of India and onshore in western India as follows:

	Undeveloped Acreage
Location	Gross	Net
Krishna Godavari Basin (offshore)
KG Block	457,145	22,857
Cambay Basin (onshore)
CB-9	30,880	3,088
CB-10	70,425	7,043
	558,450	32,988

Present Activities

At April 1, 2004, the Operator of KG Block, Gujarat State Petroleum Corporation has completed the acquisition, processing and interpretation of a 1,298 square kilometer marine 3D seismic program.  Drilling targets have been mapped and identified by the Operator.  We believe that the Operator will commence well drilling on the KG Block in the second quarter of 2004 and that drilling will be generally continuous thereafter throughout the balance of 2004, subject however, among other conditions, to drilling rig availability, satisfactory weather and technical conditions and the approval and implementation by the Operator of a final drilling program for 2004.

With respect to the CB Blocks, we expect that the Operator, Gujarat State Petroleum Corporation will commence an onshore 3D seismic acquisition program in the fourth quarter of 2004.  Thereafter, this data will be processed and interpreted.  We do not expect any drilling activities to be conducted on either of these blocks during 2004.  We estimate the total capital that we will be required to contribute to the exploration activities on the CB Blocks during 2004 based on our 10% participating interest will be approximately $300,000.

Hedging Activities

During the year ended December 31, 2003, we did not utilize any hedging activities to hedge the price of any future oil and gas production.

Marketing

Under the terms of our Production Sharing Contracts, until the total production of crude oil and condensate meets the Indian national demand, we are required to sell in the Indian domestic market our entitlement to crude oil and condensate.  When and so long as India attains self-sufficiency in the production of crude oil and condensate, our domestic sale obligation is suspended and we will have the right to export our entitlement.

The Production Sharing Contracts provide that the Indian domestic market will have the first call on natural gas produced from the areas that are the subject of the contracts.

The Production Sharing Contracts provide that the parties are to agree monthly on a price for crude oil which is intended to be on an import parity basis.  Prices of natural gas are intended to be based on Indian domestic market prices.

Our ability to market any production of crude oil and natural gas will be dependent upon the existence and availability of pipeline or other gathering system, storage facilities and an ability to transport the hydrocarbons to market.  Such facilities are yet to be constructed.

We are not a party to any agreements providing for the delivery of fixed quantities of hydrocarbons.

Competition

We experience competition from others in seeking to participate in joint ventures and other arrangements to participate in exploratory drilling ventures in India.  In addition, the ventures in which we participate will experience competition from other ventures and persons in seeking from the Government of India and, possibly others, its agreement to grant and enter into production sharing contracts.  Management of our company believes that competition in entering into such agreements with the Government of India is based on the extent and magnitude of exploratory activities that the applicants will propose to undertake on the exploration blocks under consideration as well as the financial and technical ability of the applicants to complete such activities.

Past Activities

Through late 2001, we were engaged in the creation, operation and maintenance of a World Wide Web-based community, known as Suite101.com, Inc.  During the period January 1, 1999 through December 31, 2001, our total revenues from these activities were $43,600 and our available cash fell from $9,322,000 at the end of March 2000 to $4,049,000 at the end of December 2001.  At the end of 2001, our management at that time determined to redirect our activities and by mid-2002, we were no longer engaged in our former Web-based activities.  In March 2003, we entered into an agreement to acquire all the outstanding stock of GeoGlobal Resources (India) Inc.  Following obtaining the consent of the Government of India to the transaction, we completed the transaction on August 29, 2003.

We are a corporation organized under the laws of the State of Delaware in December 1993.  From December 1998 to January 2004, our corporate name was Suite101.com, Inc.  At a meeting held January 8, 2004, our stockholders approved an amendment to our Certificate of Incorporation to change our corporate name to GeoGlobal Resources Inc.

Employees

The services of our President and Chief Executive Officer, Jean Paul Roy, are provided pursuant to the terms of a Technical Services Agreement we entered into with Roy Group (Barbados) Inc., a corporation wholly owned by Mr. Roy.  The services of Allan J. Kent, our Executive Vice President and Chief Financial Officer are provided through D.I. Investments Ltd., a corporation wholly owned by Mr. Kent.  Messrs. Roy and Kent each devote substantially all of their time to our affairs.  Neither of such persons are our direct employees.

In addition to Messrs. Roy and Kent, we employ 10 additional persons in various capacities as part time consultants to us.

As of December 31, 2003, we employed two persons and one full time consultant in administrative capacities in Calgary, Alberta, Canada and two persons in administration capacities in Gandhinagar, Gujarat State, India.

Item 2 - Description of Property:

As of April 1, 2004, our executive offices are at Suite 200, 630 -4 Avenue SW, Calgary, Alberta, T2P 0J9 Canada.   Our leased premises currently include approximately 1,275 square feet and are subleased on a month to month basis for a term expiring in April 2005.   These premises are subleased at cost from D.I. Investments Ltd., a company controlled by Mr. Kent.  The facilities are considered adequate for our present activities.

Our interests in oil and gas properties are described under Item 1 - Description of Business.

Item 3 - Legal Proceedings:

There are no legal proceedings pending against us.

Item 4 - Submission of Matters to a Vote of Security Holders:

No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of securityholders through the solicitation of proxies or otherwise.

PART II

Item 5 - Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities:

Our Common Stock is quoted on the OTC Bulletin Board under the symbol GEOG (1).   The following table sets forth the high and low bid quotations on the OTC Bulletin Board for our Common Stock for the period January 1, 2002 through March 31, 2004, as provided by the OTC Bulletin Board.

	Bid
Calendar Quarter	High	Low
2002: First Quarter	$0.72	$0.20
2002: Second Quarter	$0.80	$0.26
2002: Third Quarter	$0.51	$0.17
2002: Fourth Quarter	$0.52	$0.18
2003: First Quarter	$1.67	$0.35
2003: Second Quarter	$1.38	$0.89
2003: Third Quarter	$1.52	$0.96
2003: Fourth Quarter	$1.69	$1.18
2004: First Quarter	$2.62	$2.13

_____________________

(1)  Prior to February 2, 2004, the trading symbol for our Common Stock on the OTC Bulletin Board was BOWG.  Our trading symbol changed as a consequence of the change in our corporate name in January 2004.

The foregoing amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions.  On March 31, 2004, the closing bid quotation for our Common Stock, as reported on the OTC Bulletin Board was $2.30.

As of April 1, 2004, we had approximately 195 shareholders of record.

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

Recent Sales of Equity Securities Sold During the Year Ended December 31, 2003 Not Registered Under the Securities Act of 1933, as Amended.

During the year ended December 31, 2003, we issued the following securities not requiring registration under the Securities Act of 1933, as amended (the "Securities Act"):

1.

In July 2003, we issued 570,000 shares of our Common Stock to five persons on exercise of warrants sold in a private sale of our securities in March 2000.  The shares were issued to such persons on exercise of the warrants in a transaction exempt from the registration requirements of the Securities Act, by virtue of Section 4(2) thereof.  Such persons represented to us that the shares were purchased for investment, for their own account and not for distribution in violation of the registration requirements of the Securities Act.  A legend was affixed to the share certificates stating the restrictions on further transfer.  No underwriter participated in the sale of the shares.

2.

On August 29, 2003, we issued 34.0 million shares of our Common Stock to Mr. Jean Paul Roy in exchange for the outstanding capital stock of GeoGlobal Resources (India) Inc. Of the 34.0 million shares, 14.5 million shares were issued and delivered at the closing of the transaction being August 29, 2003 and an aggregate of 19.5 million shares are held in escrow by an escrow agent.  The terms of the escrow provide for the release of the shares upon the occurrence of certain developments relating to the outcome of oil and natural gas exploration and development activities conducted on an exploration block off the east coast of India in which we hold a net 5% interest as a consequence of the acquisition of GeoGlobal.  In addition to our shares of Common Stock, we delivered to Mr. Roy our $2.0 million promissory note, of which $500,000 was paid on the closing of the transaction being August 29, 2003, $500,000 was paid on October 15, 2003, $500,000 was paid on January 15, 2004 and $500,000 is to be paid on June 30, 2004.  The note does not accrue interest and is secured by the capital stock of GeoGlobal.  The securities were issued in a transaction exempt from and not requiring registration under the Securities Act by virtue of Section 4(2) thereof.  Mr. Roy represented to us that the securities were purchased for investment, for his own account and not for distribution in violation of the registration requirements of the Securities Act.  A legend was affixed to the securities stating the restrictions on further transfer.  No underwriter participated in the sale of the securities.

3.

On December 23, 2003, we completed the sale of 6,000,000 units of our securities, each unit consisting of one (1) share of our Common Stock and one-half (1/2) warrant where one full warrant entitles the holder to purchase one additional common share for US$2.50 until December 25, 2005.  The units were sold at a price of $1.00 per unit.  The warrants are subject to anti-dilution adjustments and possible acceleration of the expiration date under certain circumstances. The units were issued in a transaction exempt from and not requiring registration under the Securities Act, by virtue of Regulation D and Regulation S adopted under the Securities Act.  The securities sold pursuant to Regulation D were sold to persons who represented themselves to be "accredited investors" as defined in Regulation D.  All the persons purchasing units pursuant to Regulation S represented to us that they resided outside of and were not citizens of the United States.  Dundee Securities Corporation and Jones Gable & Company Limited, broker-dealers in Canada, participated in the sale of the units pursuant to Regulation S.  A fee of $348,000 was paid to the brokers and warrants entitling them to purchase 580,000 common shares at an exercise price of $1.50 per share were issued to them as compensation in connection with the sales pursuant to Regulation S.  The certificates for all the shares and warrants bear a restrictive legend and stop transfer instructions have been placed against the transfer of the shares and warrants.

Small Business Issuer Purchases of Equity Securities

No purchases of shares of our Common Stock were made by us or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2003.

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

On August 29, 2003, we completed the acquisition of all of the issued and outstanding stock of GeoGlobal Resources (India) Inc. ("GeoGlobal India") which thereby became our wholly owned subsidiary.  The completion of the transaction resulted in the issuance by us of 34,000,000 shares of our Common Stock, among other things.  Under generally accepted accounting principles, this transaction is accounted for as a reverse takeover transaction and for accounting purposes, this transaction is considered an acquisition of GeoGlobal Resources Inc. (the legal parent treated as the accounting subsidiary) by GeoGlobal India (the legal subsidiary treated as the accounting parent) and has been accounted for as a purchase of the net assets of GeoGlobal Resources Inc. by GeoGlobal India.  Accordingly, this transaction represents a recapitalization of GeoGlobal India, the legal subsidiary, effective August 29, 2003.  These consolidated financial statements are issued under the name of our parent, GeoGlobal Resources Inc. but are a continuation of the financial statements of the accounting acquirer.  GeoGlobal India's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. As a result, the stockholders' equity of GeoGlobal Resources Inc.  is eliminated and these consolidated financial statements reflect the results of operations of GeoGlobal Resources Inc. only from the date of the acquisition.

Statements of Operations

YEARS ENDED DECEMBER 31, 2003 AND 2002

Oil and Gas Operations

Our oil and gas exploration and development activities commenced at our inception on August 21, 2002.  We have not since our inception earned any revenues from these operations.

During the year ended December 31, 2003, we had expenses of $503,944 compared with expenses of $13,813 during the period August 21, 2002 through December 31, 2002.  Our general and administrative expenses increased to $151,404 from $6,198 reflecting the expenses incurred relating to our initial Production Sharing Contract entered into in February 2003 and the expenses we incurred in connection with the acquisition of GeoGlobal India by our legal parent corporation.  These general and administrative expenses also include costs related to the corporate head office including administrative services, rent and office costs and transfer agent fees and services.   Our consulting fees of $170,271 during the year ended December 31, 2003 reflect $83,333 paid under our Technical Services Agreement and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  We incurred no consulting fees during the period August 21, 2002 through December 31, 2002 because our activities had not developed to the point where we required such services of consultants.  Professional fees increased to $131,819 during the year ended December 31, 2003 from $6,917 during the period from August 21, 2002 to December 31, 2002.  Professional fees include those paid to our auditors for audit, accounting and tax advice, fees paid to our legal advisors for services provided with regard to filing various SEC documents and review of our oil and gas agreements.

Our other expenses and income during the year ended December 31, 2003 resulted in income of $26,249.  Included in other income is a foreign exchange loss of $18,634.  We had no such loss during the period August 21, 2002 to December 31, 2002.  During the year ended December 31, 2003, we recovered fees and costs resulting from services provided and billed out to Gujarat State Petroleum Corporation.  Our interest income in 2003 arose out of interest earned on our cash balances we held during the year.  We held no such cash balances during the period August 21, 2002 to December 31, 2002.

Reflecting the increased scope of our activities during the year ended December 31, 2003 as compared to the period from August 21, 2002 to December 31, 2002, we had a net loss of $477,695 in 2003 compared to a net loss of $13,813 in 2002.

Prior Operations

We discontinued our Internet-based activities on May 31, 2002.  Accordingly, prior to our acquisition of GeoGlobal India, we had no income from continuing operations of Internet-based activities in either the years ended December 31, 2003 or December 31, 2002.  Substantially all our activities during 2002 and 2003 prior to the acquisition of GeoGlobal India related to the redirection of our activities.

Liquidity and Capital Resources

Our net cash used in operating activities during the year ended December 31, 2003 was $297,873.

Cash provided by investing activities during the year ended December 31, 2003 was $2,737,821.  This amount included the cash of $3,034,666 acquired by GeoGlobal India from the legal parent on the acquisition.  Financing funds of $296,845 were used for the acquisition of property and equipment and $37,998 for the repayment to the shareholder.  During the period August 21, 2002 through December 31, 2002, reflecting the limited scope of our activities, $49,846 was used for the purchase of property and equipment which was offset by cash provided by a shareholder and related companies in that amount.

Cash provided by financing activities included gross proceeds of $5,800,000 from the issuance of our securities in a brokered private placement together with a concurrent private placement for an additional $200,000 that closed on December 23, 2003.   Also during the year ended December 31, 2003, options to purchase an aggregate of 396,668 shares of Common Stock were exercised at various prices between $0.17 and $0.50 for gross proceeds of $101,650.  Share issuance costs of $550,175 were expended in issuing the above securities and in the acquisition of GeoGlobal India.

Upon the completion of the acquisition of GeoGlobal India on August 29, 2003, our current assets (primarily cash and cash equivalents) were $3,109,666.  At that time we had current liabilities of $2,706.  As partial consideration for the purchase of GeoGlobal India, we incurred indebtedness of $2,000,000 of which $1,000,000 was paid by December 31, 2003, $500,000 was paid on January 15, 2004 and the remaining balance of $500,000 is to be paid on June 30, 2004.

At December 31, 2003, our cash and cash equivalents were $7,029,907.  The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.

At December 31, 2003, the Operator of the KG Block, Gujarat State Petroleum Corporation, has expended on exploration activities approximately $1,001,191 attributable to us under the Carried Interest Agreement.  Under the terms of the Production Sharing Contract, the Operator is committed to expend further funds for the exploration of and drilling on the KG Block.  We estimate that these expenditures attributable to us will total approximately $11 million over the 6.5 year term of the Production Sharing Agreement.  Additional expenditures may be required for the completion of commercially successful wells.  Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement.

We will not realize cash flow from this venture until such time as the expenditures attributed to us, and including those expenditures made for the account of Roy Group (Mauritius) Inc. under the Carried Interest Agreement have been recovered by Gujarat State Petroleum Corporation from future production revenue.  We further describe this in Item 1. -Description of Business -Our Carried Interest Agreement.

We have committed to expend an aggregate of approximately $2.5 million for exploration activities under the terms of the Production Sharing Contracts on the Cambay Blocks over a period of 6 years.  We estimate that our expenditures for these purposes during the 2004 fiscal year will be approximately $300,000, based upon our 10% participating interest in these Production Sharing Contracts.

We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the year ended December 31, 2004.

New Accounting Standards

In January 2003, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 has no material impact on the Company, as it does not plan to adopt the fair value method of accounting for stock options at the current time. The Company has included the required disclosures in these financial statements.

The following standards issued by the FASB do not impact the Company at this time:

-	SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial statements issued after June 15, 2003;
-

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46").  FIN 46 provides criteria for identifying variable interest entities ("VIEs") and further criteria for determining what entity, if any, should consolidate them.  In general, VIEs are entities that either do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities.  In December 2003, the FASB issued FIN 46(R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements.  Adoption and application of FIN 46(R) is required for reporting periods ending after December 15, 2004.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this annual report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to, the statements in this annual report regarding our plans and objectives relating to our future operations, plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India which are the subject of the three Production Sharing Contracts we have entered into, plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities, and to realize revenues from the sales of those hydrocarbons.  Forward looking statements also include our plans and objectives to join with others or to directly seek to enter into additional production sharing contracts with the Government of India.  Our assumptions, plans and expectations regarding our future capital requirements, the costs and expenses to be incurred in conducting any exploration, well drilling, development, and production activities are all forward looking statements.  These statements appear, among other places, under the following captions: Item 1. - Description of Business, Item 6. - Management's Discussion and Analysis or Plan of Operations, and Risk Factors. We cannot assure you that our assumptions or our business plans and objectives discussed herein will prove to be accurate or be able to be attained.   We cannot assure you that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration blocks in which we have an interest.  Our ability to realize revenues cannot be assured.  We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required.  If our plans fail to materialize, your investment will be in jeopardy.  Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning below.  They are also described in our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this annual report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

Risk Factors

An investment in shares of our Common Stock involves a high degree of risk.  You should consider the following factors, in addition to the other information contained in this annual report, in evaluating our business and current and proposed activities before you purchase any shares of our common stock.  You should also see the "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" regarding risks and uncertainties relating to us and to forward looking statements in this annual report.

Risks Relating to Our Oil and Gas Activities

Because We Are In the Early Stage Of Developing Our Activities, There Are Considerable Risks We Will Be Unsuccessful

We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have involved entering into three Production Sharing Contracts involving 3D seismic acquisition and exploratory drilling in India.  We have realized no revenues from our oil and natural gas exploration and development activities to date and claim no reserves of oil or natural gas.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the three Production Sharing Contracts we have entered into.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.

Our business plans also include seeking to enter into additional joint ventures or other arrangements to acquire interests in additional government created and granted hydrocarbon exploration opportunities, primarily located onshore or in the offshore waters of India.  Opportunities to acquire interests in exploration opportunities will be dependent upon our ability to identify, negotiate and enter into joint venture or other similar arrangements with respect to specific exploration opportunities and upon our ability to raise sufficient capital to fund our participation in those joint ventures or other exploration activities. Our success will be dependent upon the success of the exploration activities of the ventures in which we acquire an interest.

Our Interests In the Production Sharing Contracts Involve Highly Speculative Exploration Opportunities That Involve Material Risks That We Will Be Unsuccessful

Our interests in the exploration blocks should be considered to be highly speculative exploration opportunities that involve material risks.  None of the exploration blocks in which we have an interest has any proven reserves and is not producing any quantities of oil or natural gas.  Exploratory drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered.  There can be no assurance that wells drilled on any of the exploration blocks in which we have an interest or by any venture in which we may acquire an interest in the future will be productive or that we will receive any return or recover all or any portion of our investment.  Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  The cost of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the operator's control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services.

Drilling activities on the exploration blocks in which we hold an interest may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.

We Anticipate Future Losses; There is No Assurance of Our Profitability

Our oil and natural gas operations have been only recently established and we have no operating history, oil and gas reserves or assets upon which an evaluation of our business, our current business plans and our prospects can be based.  Our prospects must be considered in light of the risks, expenses and problems frequently encountered by all companies in their early stages of development and, in particular, those engaged in exploratory oil and gas activities.  Such risks include, without limitation:

  We will experience failures to discover oil and gas in commercial quantities;

  There are uncertainties as to the costs to be incurred in our exploratory drilling activities and cost overruns are possible;

  There are uncertain costs inherent in drilling into unknown formations, such as over-pressured zones and tools lost in the hole; and

  We may make changes in our drilling plans and locations as a result or prior exploratory drilling.

Unexpected or additional costs can affect the commercial viability of producing oil and gas from a well and will affect the time when and amounts that we can expect to receive from any production from a well.  Because our carried costs of exploration and drilling on KG Block are to be repaid in full before we are entitled to any share of production, additional exploration and development expenses will reduce and delay any share of production and revenues we will receive.

There can be no assurance that any of the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future.  Due to the foregoing factors, the development of our business plan, prospects and exploratory drilling activities, as well as our quarterly and annual operating results, are difficult to forecast. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects. It is likely that in some future quarters our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts, investors and others and that some of our drilling results will be unsuccessful and the wells plugged.  In such event, the trading price of our Common Stock may be materially and adversely affected.

India's Regulatory Regime May Increase Our Risks and Expenses In Doing Business

All phases of the oil and gas exploration, development and production activities in which we are participating are regulated in varying degrees by the Indian government, either directly or through one or more governmental entities.  The areas of government regulation include matters relating to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental protection and rig safety.  The Production Sharing Contracts we are a party to grant to the Government of India considerable oversight and approval of our activities under those contracts.  As a consequence, all future drilling and production programs and operations we undertake or are undertaken by the ventures in which we participate must be approved by the Indian government and are subject to oversight by the Government of India.  Shifts in political conditions in India could adversely affect the business in India and the ability to obtain requisite government approvals in a timely fashion or at all may affect our operations.  We, and our joint venture participants must maintain satisfactory working relationships with the Indian government.  This regulatory environment may increase the risks associated with our intended exploration and productivity activities and increase our costs of doing business.

Our Control by Directors and Executive Officers May Result in Those Persons Having Interests Divergent From Our Other Stockholders

As of April 1, 2004, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 34,165,334 shares or approximately 62.1% of our outstanding Common Stock.  As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions.  These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions.  These persons may have interests regarding our future activities and transactions we engage in that diverge from the interests of our other stockholders.  Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.  Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

We Are Substantially Dependent Upon Our President and Executive Vice President and Chief Financial Officer and Their Loss Could Materially Adversely Affect Our Future Activities

We are dependent upon the services of our President and Chief Executive Officer, Jean Paul Roy, and Executive Vice President and Chief Financial Officer, Allan J. Kent.  The loss of either of their services would have a material adverse effect upon us.  At present, we do not have any employment agreements with any of our executive officers.  The services of both Mr. Roy and Mr. Kent are provided pursuant to the terms of agreements with corporations wholly owned by each of them.  At present, Mr. Kent's services are provided through an oral agreement with the corporation he owns.  Accordingly, these agreements do not contain any provisions whereby Mr. Roy and Mr. Kent have direct obligations to us to provide services or refrain from other activities.

At present, our future is also substantially dependent upon the geological and geophysical capabilities of Mr. Roy to locate oil and gas exploration opportunities for us and the ventures in which we are a participant.  His inability to do the foregoing could materially adversely affect our future activities. We have entered into a Technical Services Agreement with Roy Group (Barbados) Inc. dated August 29, 2003, a company owed 100% by Mr. Roy, to perform such geological and geophysical duties and exercise such powers related thereto as we may from time to time assign to it.

Our Success Is Largely Dependent on the Success of the Operators of the Ventures In Which We Participate and Their Failure or Inability to Operate the Oil and Gas Exploration, Development and Production Activities On An Exploration Block Properly or Successfully Could Materially Adversely Affect Us

At present, our only oil and gas interests are our rights under the terms of the three Production Sharing Contracts.  We are not the operator of any of the exploration, drilling and production activities conducted on any of the three exploration blocks.  Accordingly, the realization of successes in the exploration of the blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.

Under the terms of our Carried Interest Agreement for the KG Block, we have a carried interest in the exploration activities conducted by the parties on the exploration block.  However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities will be repaid without interest over the projected production life or ten years, whichever is less.  We are not entitled to any share of production from the KG Block until our share of the costs and expenses for which we have been carried are repaid.  Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Block.

Certain Terms of the Production Sharing Contracts May Create Additional Expenses and Risks That Could Adversely Affect Our Revenues and Profitability

The Production Sharing Contracts contain certain terms that may affect the revenues of the joint venture participants to the agreements and create additional risks for us.  These terms include, possibly among others, the following:

  The venture participants are required to complete certain minimum work programs during the three phases of the terms of the Production Sharing Contracts.  In the event the venture participants fail to fulfill any of these minimum work programs, the parties to the venture must pay to the Government of India their proportionate share of the amount that would be required to complete the minimum work program.  Accordingly, we could be called upon to pay our proportionate share of the estimated costs of any incomplete work programs;

  Until such time as the Government of India attains self sufficiency in the production of crude oil and condensate and is able to meet its national demand, the parties to the venture are required to sell in the Indian domestic market their entitlement under the Production Sharing Contracts to crude oil and condensate produced from the exploration blocks.  In addition, the Indian domestic market has the first call on natural gas produced from the exploration blocks and the discovery and production of natural gas must bemade in the context of the government's policy of utilization of natural gas and take into account the objectives of the government to develop its resources in the most efficient manner and promote conservation measures.  Accordingly, this provision could interfere with our ability to realize the maximum price for our share of production of hydrocarbons;

  The parties to the agreement that are not Indian companies, which includes us, are required to negotiate technical assistance agreements with the Government of India or its nominee whereby such foreign company can render technical assistance and make available commercially available technical information of a proprietary nature for use in India by the government or its nominee, subject, among other things, to confidentiality restrictions.  Although not intended, this could increase the venture's and our cost of operations; and

  The parties to the venture are required to give preference, including the use of tender procedures, to the purchase and use of goods manufactured, produced or supplied in India provided that such goods are available on equal or better terms than imported goods, and to employ Indian subcontractors having the required skills insofar as their services are available on comparable standards and at competitive prices and terms.  Although not intended, this could increase the venture's and our cost of operations.

These provisions of the Production Sharing Contracts, possibly among others, may increase our costs of participating in the ventures and thereby affect our profitability.

Oil and Gas Prices Fluctuate Widely and Low Oil and Gas Prices Could Adversely Affect Our Financial Results

There is no assurance that there will be any market for oil or gas produced from the exploration blocks in which we hold an interest and our ability to deliver the production from any wells may be constrained by the absence of or limitations on collector systems and pipelines.  Future price fluctuations could have a major impact on the future revenues from any oil and gas produced on these exploration blocks and thereby our revenue, and materially affect the return from and the financial viability of any reserves that are claimed.  Historically, oil and gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.   A significant decrease in oil and gas prices could have a material adverse effect on our cash flow and profitability and would adversely affect our financial condition and the results of our operations.  In addition, because world oil prices are quoted in and trade on the basis of U.S. dollars, fluctuations in currency exchange rates that affect world oil prices could also affect our revenues.  Prices for oil and gas fluctuate in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

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

In addition, various factors may adversely affect the ability to market oil and gas production from the exploration block, including:

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

  the availability of drilling rigs; and

  changes in demand.

We May Have Substantial Requirements For Capital in the Future That May Be Unavailable To Us Which Could Limit Our Ability to Participate In Additional Ventures or Pursue Other Opportunities

We expect that in order to participate in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we may be required to contribute or have available to us material amounts of capital.  There can be no assurance that this capital will be available to us in the amounts and at the times required.  Such capital may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities.  We expect to seek the additional capital to meet our requirements from equity and debt offerings of our securities.  Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.  There can be no assurance that capital will be available to us from any source or that, if available, it will be at prices or on terms acceptable to us.  Should we be unable to access the capital markets or should sufficient capital not be available, our activities could be delayed or reduced and, accordingly, any future exploration opportunities, revenues and operating activities may be adversely affected.

We currently expect that available cash, including the proceeds from the sale of our securities in December 2003, will be sufficient to fund required capital expenditures on the three exploration blocks in which we are a participant through 2004.  However, any further production sharing agreements we enter into may require us to fund our participation with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.  There can be no assurance that we will be able to raise the capital.

Our Ability to Locate and Participate In Additional Exploration Opportunities and to Manage Growth May Be Limited By Reason of Our Limited History of Operations and the Limited Size of Our Staff

While our President and Executive Vice President have had extended experience in the oil and gas exploration business, we have been engaged in limited activities in the oil and gas business over the past approximately twelve months and have a limited history of activities upon which you may base your evaluation of our performance.  As a result of our brief operating history and limited activities in oil and gas exploration activities, our success as to date in entering into ventures to acquire interests in exploration blocks may not be indicative that we will be successful in entering into any further ventures.  There can be no assurance that we will be successful in growing our oil and gas exploration and development activities.

Any future significant growth in our oil and gas exploration and development activities will place demands on our executive officers, and any increased scope of our operations will present challenges to us due to our current limited management resources.  Our future performance will depend upon our management and their ability to locate and negotiate opportunities to participate in joint venture and other arrangements whereby we can participate in exploration opportunities.  There can be no assurance that we will be successful in these efforts.  Our inability to locate additional opportunities, to hire additional management and other personnel or to enhance our management systems could have a material adverse effect on our results of operations.

Our Future Performance Depends Upon Our Ability and the Ability of the Ventures in Which We Participate to Find or Acquire Oil and Gas Reserves That Are Economically Recoverable

Our success in developing our oil and gas exploration and development activities will be dependent upon establishing, through our participation with others in joint ventures and other similar activities, reserves of oil and gas and maintaining and possibly expanding the levels of those reserves.  We, and the joint ventures in which we may participate may not be able to locate and thereafter replace reserves from exploration and development activities at acceptable costs. Lower prices of oil and gas may further limit the kinds of reserves that can be developed at an acceptable cost.  The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to enter into joint ventures or similar arrangements to maintain or expand our oil and gas reserves if capital is unavailable to us and the ventures in which we participate.  In addition, exploration and development activities involve numerous risks that may result in dry holes, the failure to produce oil and gas in commercial quantities, the inability to fully produce discovered reserves and the inability to enhance production from existing wells.

We expect that we will continually seek to identify and evaluate joint venture and other exploration opportunities for our participation as a joint venture partner or through some other arrangement.  Our ability to enter into additional exploration activities will be dependent to a large extent on our ability to negotiate arrangements with others and with various governments and governmental entities whereby we can be granted a participation in such ventures.  There can be no assurance that we will be able to locate and negotiate such arrangements, have sufficient capital to meet the costs involved in entering into such arrangements or that, once entered into, that such exploration activities will be successful. Successful acquisition of exploration opportunities can be expected to require, among other things, accurate assessments of potential recoverable reserves, future oil and gas prices, projected operating costs, potential environmental and other liabilities and other factors.  Such assessments are necessarily inexact, and as estimates, their accuracy is inherently uncertain.  We cannot assure you that we will successfully consummate any further exploration opportunities or joint venture or other arrangements leading to such opportunities.

Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets

Currently, we have no claimed proved reserves of oil or gas.  Any reserve information that we may provide in the future will represent estimates based on reports prepared by independent petroleum engineers, as well as internally generated reports. Petroleum engineering is not an exact science.  Information relating to proved oil and gas reserves is based upon engineering estimates derived after analysis of information we furnish or furnished by the operator of the property.  Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results.  Oil and gas prices, which fluctuate over time, may also affect proved reserve estimates.  For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers at different times may vary substantially.  Actual production, revenues and expenditures with respect to reserves we may claim will likely vary from estimates, and such variances may be material.  Either inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves.  In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.

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

Risks Relating to the Market for Our Common Stock

Volatility Of Our Stock Price

The public market for our common stock has been characterized by significant price and volume fluctuations.  There can be no assurance that the market price of our common stock will not decline below its current or historic price ranges. The market price may bear no relationship to the prospects, stage of development, existence of oil and gas reserves, revenues, earnings, assets or potential of our company and may not be indicative of our future business performance. The trading price of our common stock could be subject to wide fluctuations.  Fluctuations in the price of oil and gas and related international political events can be expected to affect the price of our common stock.  In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies which fluctuations have been unrelated to the operating performance of these companies. These market fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, and irrespective of the outcome of such litigation, could result in substantial costs and a diversion of management's attention and resources and have a material adverse effect on our company's business, results of operations and financial condition.

Item 7 - Financial Statements:

Our Financial Statements are included in a separate section of this report.  See page F-1.

Item 8 - Changes in and Disagreements on Accounting and Financial Disclosure:

We previously reported changes in our principal accountants in Current Reports on Form 8-K dated October 6, 2003, February 26, 2004 and Form 8-K/A dated March 26, 2004.   Pursuant to Instruction 1 of Item 304 of Regulation S-B, the disclosure called for by paragraph (a) of that Item need not be provided in this annual report.

27

PART III

Item 9 -Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

Our Directors and Executive Officers and their ages are as follows:

NAME	AGE	EMPLOYMENT HISTORY
Jean Paul Roy	48

Mr. Roy was elected a Director, President and Chief Executive Officer on August 29, 2003. For more than the past five years, Mr. Roy has been consulting in the oil and gas industry through his private company, GeoGlobal Technologies Inc. which he owns 100%.  Mr. Roy has in excess of 20 years of geological and geophysical experience in basins worldwide as he has worked on projects throughout India, North and South America, Europe, the Middle East, the former Soviet Union and South East Asia.  His specialties include modern seismic data acquisition and processing techniques, and integrated geological and geophysical data interpretation.  Since 1981 he has held geophysical positions with Niko Resources Ltd., Gujarat State Petroleum Corporation, Reliance Industries, Cubacan Exploration Inc., PetroCanada, GEDCO, Eurocan USA and British Petroleum.  Mr. Roy graduated from St. Mary's University of Halifax, Nova Scotia in 1982 with a B.Sc. in Geology and has been certified as a Professional Geophysicist.  Mr. Roy is a resident of Guatemala.

Allan J. Kent	51

Mr. Kent was elected a Director, Executive Vice President and Chief Financial Officer of our company on August 29, 2003.  Mr. Kent has in excess of 20 years experience in the area of oil and gas exploration finance and has, since 1987, held a number of senior management positions and directorships with Cubacan Exploration Inc., Endeavour Resources Inc. and MacDonald Oil Exploration Ltd., all publicly listed companies.  Prior thereto, beginning in 1980, he was a consultant in various capacities to a number of companies in the oil and gas industry.  He received his Bachelor of Mathematics degree in 1977 from the University of Waterloo, Ontario.

John K. Campbell	70

Mr. Campbell was elected a Director of our company in February 2002.  Mr. Campbell has been President of Transamerica Industries Ltd., a natural resource company, for more than the past five years.  He is a former practicing lawyer and he is presently a retired member of the British Columbia Law Society.  Mr. Campbell is also a Director of American Natural Energy Corporation, a reporting issuer in the United States.

Brent J. Peters	31

Mr. Peters was elected a Director of our company in February 2002.  Mr. Peters has been Vice President of Finance and Treasurer of Northfield Capital Corporation, a publicly traded investment company acquiring shares in public and private corporations since 1997.  Mr. Peters has a Bachelor of Business Administration degree, specializing in accounting.

Mr. Peter R. Smith	56

Mr. Smith was elected a Director and Chairman of the Board of our company on January 8, 2004.  Since 1989, Mr. Smith has been President and co-owner of Andrin Limited, a large developer/builder of housing in Canada.  Mr. Smith was appointed, and held the position of Chairman of the Board of Directors, Canada Mortgage and Housing Corporation (CMHC), from September 6, 1995 to September 6, 2003.  On February 14, 2001, the Governor General of Canada announced the appointment of Mr. Smith as a Member of the Order of Canada, effective November 15, 2000.  Mr. Smith holds a Masters Degree in Political Science (Public Policy) from the State University of New York, and an Honours B.A. History and Political Science, Dean's Honour List, McMaster University, Ontario.

Mr. Roy, Mr. Kent, Mr. Campbell, Mr. Peters and Mr. Smith have been elected to serve as Directors of our company until our annual meeting of stockholders in 2004 and the election and qualification of their successors.

Director and Officer Securities Reports

The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities.  Copies of such reports are required to be furnished to us.  To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2003 except for the following:

  Allan J. Kent was 80 days late in filing his Initial Statement of Beneficial Ownership of Securities on Form 3 reporting that he did not hold any shares of our Common Stock and was 6 days late in filing one Statement of Changes In Beneficial Ownership of Securities on Form 4, reporting the grant on December 9, 2003 of an option to purchase shares of our Common Stock

  Jean Paul Roy was 6 days late in filing one Statement of Changes in Beneficial Ownership of Securities on Form 4, reporting the grant on December 9, 2003 of an option to purchase shares of our Common Stock.

  Brent Peters was 6 days late in filing one Statement of Changes in Beneficial Ownership of Securities on Form 4, reporting the grant on December 9, 2003 of an option to purchase shares of our Common Stock.

  John Campbell was 7 days late in filing one Statement of Changes in Beneficial Ownership of Securities on Form 4, reporting the grant on December 9, 2003 of an option to purchase shares of our Common Stock.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has appointed an Audit Committee consisting of Messrs. Peters, Campbell and Roy.  Our Audit Committee, among other things, meets with our independent accountants to review our accounting policies, internal controls and other accounting and auditing matters; makes recommendations to the Board of Directors as to the engagement of independent accountants; and reviews the letter of engagement and statement of fees relating to the scope of the annual audit and special audit work which may be recommended or required by the independent accountants.  Our securities are not listed on a registered national securities exchange or in an automated inter-dealer quotation system and, accordingly, we are not subject to the listing standards imposed by rules adopted under the U.S. Securities Exchange Act of 1934, as amended, relating to audit committees.

Our Board of Directors has determined that we do not have an Audit Committee Financial Expert serving on our Audit Committee.  We do not have an Audit Committee Financial Expert serving on our Audit Committee because at this time the limited magnitude of our revenues and operations does not, in the view of our Board of Directors, justify or require that we obtain the services of a person having the attributes required to be an Audit Committee Financial Expert on our Board of Directors and Audit Committee.  The Board of Directors may in the future determine that a member elected to the Board in the future has the attributes to be determined to be an Audit Committee Financial Expert.

Compensation Committee

Our Compensation Committee consists of Messrs. Peters, Campbell and Kent.  Our Compensation Committee, among other things, exercises general responsibility regarding overall employee and executive compensation.  Our Compensation Committee sets the annual salary, bonus and other benefits of the President and the Chief Executive Officer and approves compensation for all our other executive officers, consultants and employees after considering the recommendations of our President and Chief Executive Officer.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer.  A copy of our Code of Ethics has been filed as an exhibit to this annual report.

Item 10 - Executive Compensation

The following table sets forth the annual and long-term compensation paid during the three fiscal years ended December 31, 2003 to each of our chief executive officers who served in that capacity during the year ended December 31, 2003.  No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2003:

SUMMARY COMPENSATION TABLE
Annual Compensation

					Compensation
Name and Principal Position	Year	Annual Salary	Bonus	Other Annual Comp.	Long-Term Awards/ Option (#)	All Other Comp.

Mitchell G. Blumberg (1)	2001	Nil	Nil	Nil	Nil	Nil
	2002	$20,666	Nil	Nil	130,000	Nil
	2003	Nil	Nil	Nil	Nil	Nil

Jean Paul Roy (2)	2003	(3)	Nil	Nil	550,000	Nil

________________________

(1)  Mr. Blumberg served as President from February 25, 2002 to August 29, 2003.

(2)  Mr. Jean Paul Roy was elected President, Chief Executive Officer and a Director on August 29, 2003

(3)  See Item 12 - Certain Relationships and Related Transactions for information regarding a Technical Services Agreement entered into by us with Roy Group (Barbados) Inc. of which Mr. Roy is the sole stockholder, providing for payment of $250,000 per year.

Option Grants in Year Ended December 31, 2003

The following table provides information with respect to the above named executive officers regarding options granted to such persons during the year ended December 31, 2003.

Name	Number of Securities Underlying SARs/ Options Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Market Price on Date of Grant

Jean Paul Roy	550,000	18.7%	$1.18	August 31, 2005	$1.18

Stock Option Exercised During the Year Ended December 31, 2003 and Year End Option Values at December 31, 2003

The following table provides information with respect to the above named executive officers regarding options exercised during the year ended December 31, 2003 and options held at the end of the year ended December 31, 2003.

			Number of Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003 (3)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jean Paul Roy	--	--	250,000 (1)	300,000 (1)	$82,500	$99,000

Mitchell G. Blumberg	5,000 95,000 16,667 5,000	$850 $23,750 $4,500 $2,500	-- -- -- 60,000 (2)	-- -- -- --	-- -- -- $600	-- -- -- --

____________________________

(1)  The options are exercisable at $1.18 per share

(2)  The options are exercisable at $1.50 per share.

(3)  Based on the closing sales price on December 31, 2003 of $1.51.

Our Directors do not receive any cash compensation for serving in that capacity; however, they are reimbursed for their out-of-pocket expenses in attending meetings.  Pursuant to the terms of our 1998 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board.   In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 5,000 shares. Each such option has a term of ten years, subject to earlier termination following such person's cessation of Board service, and is subject to certain vesting provisions.  For the purposes of the automatic grant provisions of the Plan, all of our Directors, other than Messrs. Roy and Kent are considered non-employee Board members.

Both Mr. John K. Campbell and Mr. Brent J. Peters waived the automatic grant of options to purchase 5,000 shares of Common Stock they were entitled to receive under the automatic grant provisions of the Plan upon the occurrence of the Annual Meeting of Stockholders held January 8, 2004.  In addition, Mr. Peter R. Smith waived the automatic grant of options to purchase 50,000 shares he was entitled to receive upon his election as a Director.  Messrs. Campbell, Peters and Smith had each been granted options on December 9, 2003 to purchase 25,000, 80,000, and 50,000 shares, respectively, exercisable at $1.18 per share.  Of such options granted to each of such persons, 20,000 shares were immediately vested, 5,000 shares granted to Messrs. Campbell and Peters vested on January 8, 2004 and the remaining options will vest on January 8, 2005.  On December 9, 2003, the closing market price for shares of our Common Stock was $1.18 per share.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of April 1, 2004.  As of April 1, 2004, we had 55,053,355 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Jean Paul Roy (2) c/o GeoGlobal Resources Inc. Suite 200, 630 -4 Avenue SW Calgary, Alberta T2P 0J9	34,250,000 (3)	61.9%
Allan J. Kent c/o GeoGlobal Resources Inc. Suite 200, 630 -4 Avenue SW Calgary, Alberta T2P 0J9	250,000 (4)	Less than 0.5%
John K. Campbell 950 West Pender Street -Suite 300 Vancouver, British Columbia V6C 1L7	91,667 (5)	Less than 0.5%
Brent J. Peters c/o Northfield Capital Corporation 347 Bay Street -Suite 301 Toronto, Ontario M5H 2R7	123,667 (6)	Less than 0.5%
Peter R. Smith c/o Andrin Limited 197 County Court Boulevard, Suite 202 Brampton, Ontario L6W 4P6	20,000 (7)	Less than 0.5%

All officers and directors as a group (5 persons)	34,735,334 (8)	62.4% (8)

______________________________

(1)  For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following April 1, 2004.

(2)  Of the shares held beneficially by Mr. Roy, an aggregate of 19.5 million shares are held in escrow pursuant to the terms of the agreement whereby we purchased the outstanding capital stock of GeoGlobal Resources (India) Inc. from Mr. Roy.

(3)  Includes 34,000,000 shares of Common Stock and options to purchase 250,000 shares of Common Stock exercisable within 60 days of April 1, 2004

(4)  Includes options to purchase 250,000 shares of Common Stock exercisable within 60 days of April 1, 2004.

(5)  Includes 66,667 shares of Common Stock and options to purchase 25,000 shares of Common Stock exercisable within 60 days of April 1, 2004.

(6)  Includes 98,667 shares of Common Stock and options to purchase 25,000 shares of Common Stock exercisable within 60 days of April 1, 2004.

(7)  Includes options to purchase 20,000 shares of Common Stock exercisable within 60 days of April 1, 2004.

(8)  Includes options exercisable within 60 days of April 1, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued.  It is referred to as our 1998 Stock Incentive Plan.  See Note 5 to the Notes to Consolidated Financial Statements to the attached financial statements for further information on the material terms of these plans.

The following table provides information as of December 31, 2003 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,005,000	$1.29	498,332
Equity compensation plans not approved by security holders	-0-	- 0 -	-0-
Total	3,005,000	$1.29	498,332

Item 12 - Certain Relationships and Related Transactions

On August 29, 2003, pursuant to an agreement dated April 4, 2003 and amended August 29, 2003, we completed a transaction with Mr. Roy and GeoGlobal Resources (India) Inc. ("GeoGlobal India"), a corporation then wholly-owned by Mr. Roy, whereby we acquired from Mr. Roy all of the outstanding capital stock of GeoGlobal India.  In exchange for the outstanding capital stock of GeoGlobal India, we issued 34.0 million shares of our Common Stock.  Of the 34.0 million shares, 14.5 million shares were issued and delivered to Mr. Roy at the closing of the transaction being August 29, 2003 and an aggregate of 19.5 million shares are held in escrow by an escrow agent.  The terms of the escrow provide for the release of the shares upon the occurrence of certain developments relating to the outcome of oil and natural gas exploration and development activities conducted on our KG Block.  In addition to our shares of Common Stock, we delivered to Mr. Roy a $2.0 million promissory note, of which $500,000 was paid on the closing of the transaction being August 29, 2003, $500,000 was paid on October 15, 2003, $500,000 was paid on January 15, 2004 and $500,000 is to be paid on June 30, 2004.  The note does not accrue interest.  The note is secured by the outstanding stock of GeoGlobal India.  As a consequence of the transaction, Mr. Roy held an aggregate of 34.0 million shares of our outstanding Common Stock, or approximately 69.3% of the shares outstanding, assuming all shares held in escrow are released to him.  The terms of the transaction provide that Mr. Roy is to have the right to vote all 34.0 million shares following the closing, including the shares during the period they are held in escrow.

On March 27, 2003, GeoGlobal India entered into a Participating Interest Agreement with Roy Group (Mauritius) Inc. a company organized under the laws of Mauritius and wholly owned by Mr. Roy, whereby, subject to Government of India consent, GeoGlobal India assigned to Roy Group (Mauritius) Inc., one-half of its original 10% interest under the Production Sharing Contract for KG Block and its rights under the Carried Interest Agreement with Gujarat State Petroleum Corporation Limited.  Under the terms of the agreement, until the Government of India consent is obtained, GeoGlobal India retains the exclusive right to deal with the other parties to the Production Sharing Contract and the Carried Interest Agreement and is entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Inc. and Roy Group (Mauritius) Inc. agreed to be bound by and responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal India in regard to the Roy Group (Mauritius) Inc. interest and to be liable to GeoGlobal India for its share of all costs, interests, liabilities and obligations arising out of or relating to the Roy Group (Mauritius) Inc. interest.  Roy Group (Mauritius) Inc. agreed to indemnify GeoGlobal India against any and all costs, expenses, losses, damages or liabilities incurred by reason of Roy Group (Mauritius) Inc.'s failure to pay the same.  Subject to obtaining the government consent to the assignment, Roy Group (Mauritius) Inc. is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the Production Sharing Contract.  GeoGlobal Sub has a right of set-off against sums owing to Roy Group (Mauritius) Inc. any sums owing to GeoGlobal India by Roy Group (Mauritius) Inc..  In the event that the Indian government consent is delayed or denied resulting in either Roy Group (Mauritius) Inc. or GeoGlobal India being denied an economic benefit it would have realized under the agreement, the parties agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties intentions contained in the agreement.  In the event the consent is denied, neither party is entitled to assert any claim against the other except as is specifically set forth in the agreement.

Roy Group (Mauritius) Inc. further agreed in the Participating Interest Agreement that it would not dispose of any interest in the agreement, its 5% interest, or the shares of Roy Group (Mauritius) Inc. without first giving notice to GeoGlobal India of the transaction, its terms, including price, and the identity of the intended assignee and any other material information, and GeoGlobal India has the first right to purchase the interest proposed to be sold on the terms contained in the notice to GeoGlobal India.  GeoGlobal India is now our wholly-owned subsidiary corporation.

On August 29, 2003, we entered into a Technical Services Agreement with Roy Group (Barbados) Inc., a company organized under the laws of Barbados and wholly owned by Mr. Roy.  Under the agreement, Roy Group (Barbados) Inc. agreed to perform such geologic and geophysical duties as are assigned to it by us.  The term of the agreement extends through August 29, 2006 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term.  Roy Group (Barbados) Inc. receives a fee of $250,000 per year under the agreement and is reimbursed for authorized travel and other out-of-pocket expenses.  The agreement prohibits Roy Group (Barbados) Inc. from disclosing any of our confidential information and from competing directly or indirectly with us for a period of three years from August 29, 2003 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India.  The agreement may be terminated by either party on 30 days' prior written notice, provided, however, the confidentiality and non-competition provisions will survive the termination.  Roy Group (Barbados) Inc. received $83,333 from us during 2003 under the terms of this agreement.

Roy Group (Barbados) Inc. was also reimbursed for travel, hotel, meals and entertainment expenses incurred by Mr. Roy during 2003 totalling $102,061.  At December 31, 2003, the Company owed Roy Group (Barbados) Inc. $41,115 for services provided and expenses incurred pursuant to the Technical Services Agreement which bears no interest and has no set terms of repayment.

During the year ended December 31, 2003, D.I. Investments Ltd. a company controlled by Mr. Kent, was reimbursed $33,802 for office costs, including rent, parking, supplies and telephone.  D.I. Investments Ltd. was also reimbursed $39,045 for travel, hotel, meals and entertainment incurred throughout 2003.

Item 13 - Exhibits and Reports on Form 8-K:

(a)

Exhibits:

Exhibit	Description

3.1	Certificate of Incorporation of the Registrant, as amended. (1)
3.2	Bylaws of the Registrant, as amended. (8)
3.3	Certificate of Amendment filed with the State of Delaware on November 25, 1998. (3)
3.4	Certificate of Amendment filed with the State of Delaware on December 4, 1998. (3)
3.5	Certificate of Amendment filed with the State of Delaware on March 18, 2003. (9)
3.6	Certificate of Amendment filed with the State of Delaware on January 8, 2004. (9)
4.1	Specimen stock certificate of the Registrant. (9)
10.1	Restated 1993 Stock Incentive Plan. (1)
10.2	1994 Directors Stock Option Plan. (1)
10.3	1994 Stock Option Plan. (1)
10.4	1993 Stock Incentive Plan. (1)

10.5	Form of Indemnification Agreement between the Registrant and its officers and directors. (1)
10.6	Stock Purchase and Option Agreement dated July 17, 1995 between the Registrant and Ballard Medical Products, including all exhibits thereto. (2)
10.7	Amendment dated November 18, 1998 to Purchase Agreement among Registrant and Northfield Capital Corporation, 284085 B.C. Ltd. and i5ive communications inc. (3)
10.8	Amendment dated December 1, 1998 to Purchase Agreement among Registrant and Northfield Capital Corporation, 284085 B.C. Ltd. and i5ive communications inc. (3)
10.9	Amendment dated December 3, 1998 to Purchase Agreement among Registrant and Northfield Capital Corporation, 284085 B.C. Ltd. and i5ive communications inc. (3)
10.10	1998 Stock Incentive Plan. (3)
10.11	Management and Operating Services Agreement dated February 14, 2002 with Creative Marketeam Canada, Ltd. (4)
10.12	Option Agreement dated March 15, 2002 with Double B Holdings, LLC. (5)
10.13	Agreement of Purchase and Sale entered into as of June 1, 2002 between creative Marketeam Canada Ltd. and i5ive. (6)
10.14	Stock Purchase Agreement dated April 4, 2003 by and among Suite101.com, Inc., Jean Paul Roy and GeoGlobal Resources (India) Inc. (7)
10.15	Amendment dated August 29, 2003 to Stock Purchase Agreement dated April 4, 2003. (8)
10.16	Technical Services Agreement dated August 29, 2003 between Suite101.com, Inc. and Roy Group (Barbados) Inc. (8)
10.17	Participating Interest Agreement dated March 27, 2003 between GeoGlobal Resources (India) Inc. and Roy Group (Mauritius) Inc. (8)
10.18	Escrow Agreement dated August 29, 2003 among Registrant, Jean Paul Roy and Computershare Trust Company of Canada. (8)
10.19	Promissory Note dated August 29, 2003 payable to Jean Paul Roy. (8)
10.20	Production Sharing Contract dated February 4, 2003, among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Limited and GeoGlobal Resources (India) Inc.(10)
10.21

Production Sharing Contract dated February 6, 2004 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Private Limited and GeoGlobal Resources (Barbados) Inc.(10)

10.22

Production Sharing Contract dated February 6, 2004 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Private Limited, Prize Petroleum Company Limited and GeoGlobal Resources (Barbados) Limited. (10)

10.23	Carried Interest Agreement dated August 27, 2002 between Gujarat State Petroleum Corporation Limited and GeoGlobal Resources (India) Inc. (9)
14	Code of Ethics. (9)
21	Subsidiaries of the Registrant:

Name	State or Jurisdiction of Incorporation
GeoGlobal Resources (India) Inc.	Barbados
GeoGlobal Resources (Canada) Inc.	Alberta
GeoGlobal Resources (Barbados) Inc.	Barbados

23	Consent of experts and counsel:
23.1	Consent of Ernst & Young LLP. (9)

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).(9)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).(9)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed).(9)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed).(9)

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

(4)

Filed as an Exhibit to our Current Report on Form 8-K dated February 14, 2002.

(5)

Filed as an Exhibit to our Current Report on Form 8-K dated March 15, 2002.

(6)

Filed as an Exhibit to our Form 10-KSB dated March 28, 2003

(7)

Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(8)

Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.

(9)

Filed herewith.

(10)

To be filed by amendment.

Reports on Form 8-K

During the quarter ended December 31, 2003, we filed Current Reports on Form 8-K as follows:

Date Filed	Item Nos.

Form 8-K filed October 14, 2003	4 and 7
Form 8-K filed October 22, 2003	1, 2 and 7
Form 8-K filed November 7, 2003	7
Form 8-K/A filed November 14, 2003	7
Form 8-K filed December 24, 2003	7

Item 14.   Controls and Procedures

Under the supervision and with the participation of our management, including Jean Paul Roy, our President and Chief Executive Officer, and Allan J. Kent, our Executive Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, Mr. Roy and Mr. Kent have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 15.   Principal Accountant Fees and Services

The following sets forth fees we incurred for services provided by Ernst & Young LLP for accounting services rendered during the year ended December 31, 2003 and by Grant Thornton LLP for accounting services rendered during the year ended December 31, 2003 and 2002 and by N.I. Cameron Inc. for audit services rendered during the year ended December 31, 2002.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

2003	16,079	50,228	1,103	5,307
2002	(1) 39,382	Nil	Nil	Nil

__________________________

(1)  Of this amount, $36,850 was paid to N.I. Cameron Inc. for audit services rendered during the year ended December 31, 2002 for Suite101.com, Inc.

We comply with the requirements of US Federal securities laws regarding the pre-approval of all audit and non-audit services performed by our independent auditors.  The decision to retain Ernst & Young LLP as its principal accountant to audit our consolidated financial statements as of December 31, 2003 and for the period from August 21, 2002 to December 31, 2002 and from August 21, 2002 to December 31, 2003 was approved at a meeting of our Board of Directors held on February 26, 2004.  Our Audit Committee has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

GEOGLOBAL RESOURCES INC.

(a development stage enterprise)

(formerly Suite101.com, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND DECEMBER 31, 2002

(in United States dollars)

GeoGlobal Resources Inc.

(a development stage enterprise)

Index to Consolidated Financial Statements

December 31, 2003 and December 31, 2002

Report of Independent Auditors

F-3

Financial Statements

Consolidated Balance Sheets

F-4

Consolidated Statements of Operations

F-5

Consolidated Statements of Changes in Stockholders' Equity

F-5

Consolidated Statements of Cash Flows

F-6

Notes to the Consolidated Financial Statements

F-7 to F-21

REPORT OF INDEPENDENT AUDITORS

TO THE STOCKHOLDERS OF

GeoGlobal Resources Inc.

We have audited the accompanying consolidated balance sheets of GeoGlobal Resources Inc., a development stage enterprise (formerly Suite101.com, Inc.) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003, the period from inception on August 21, 2002 to December 31, 2002 and for the cumulative period from inception on August 21, 2002 to December 31, 2003.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for the year ended December 31, 2003, the period from inception on August 21, 2002 to December 31, 2002 and for the cumulative period from inception on August 21, 2002 to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

"Ernst & Young LLP"   (signed)

CALGARY, ALBERTA

 CHARTERED ACCOUNTANTS

March 25, 2004

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
December 31	2003 US $	2002 US $
		(note 11a)
Assets
Current
Cash and cash equivalents	7,029,907	272
Accounts receivable	81,487	--
	7,111,394	272

Property and equipment (note 3)	295,543	49,148
	7,406,937	49,420

Liabilities
Current
Accounts payable and accruals	200,471	6,371
Due to shareholder (note 7d)	--	44,950
Due to related companies (notes 7a, 7b and 7c)	39,475	11,848
Note payable (note 7e)	1,000,000	--
	1,239,946	63,169

Stockholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
55,053,355 common shares (2002 -34,000,000)	40,461	64
Additional paid-in capital (note 4)	6,618,038	--
Deficit accumulated during the development stage	(491,508)	(13,813)
	6,166,991	(13,749)

	7,406,937	49,420
See Commitments (note 8) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended December 31-2003 US$	Period from Inception, August 21-2002 to December 31-2002 US$	Period from Inception, August 21-2002 to December 31-2003 US$
			(note 11b)
Expenses (notes 7b and 7c)
General and administrative	151,404	6,198	157,602
Consulting fees	170,271	--	170,271
Professional fees	131,819	6,917	138,736
Depreciation and depletion	50,450	698	51,148
	503,944	13,813	517,757
Other expenses (income)
Consulting fees recovered	(38,775)	--	(38,775)
Equipment costs recovered	(4,245)	--	(4,245)
Foreign exchange loss	18,634	--	18,634
Interest income	(1,863)	--	(1,863)
	(26,249)	--	(26,249)

Net loss and comprehensive loss for the period (note 10)	(477,695)	(13,813)	(491,508)

Net loss per share -basic and diluted	(0.02)	(0.00)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Stockholders' Equity US $

Common shares issued on incorporation on August 21, 2002	64	--	--	64

Net loss and comprehensive loss for the period	--	--	(13,813)	(13,813)

Balance at December 31, 2002	64	--	(13,813)	(13,749)

Common shares issued during the period
On acquisition (note 6)	34,000	1,072,960	--	1,106,960
Exercise of options	397	101,253	--	101,650
Private placement financing	6,000	5,994,000	--	6,000,000
Share issuance costs	--	(550,175)	--	(550,175)

Net loss and comprehensive loss for the year	--	--	(477,695)	(477,695)

Balance at December 31, 2003	40,461	6,618,038	(491,508)	6,166,991
See note 4 for further information The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended December 31-2003 US$	Period from Inception, August 21-2002 to December 31-2002 US$	Period from Inception, August 21-2002 to December 31-2003 US$
			(note 11b)
Cash flows provided by (used in) operating activities
Net loss	(477,695)	(13,813)	(491,508)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	50,450	698	51,148
	(427,245)	(13,115)	(440,360)
Changes in operating assets and liabilities:
Accounts receivable	(6,487)	--	(6,487)
Accounts payable and accruals	130,316	6,371	136,687
Due to shareholder	(6,952)	6,952	--
Due to related companies	12,495	--	12,495
	(297,873)	208	(297,665)

Cash flows provided by (used in) investing activities
Property and equipment	(296,845)	(49,846)	(346,691)
Cash acquired on acquisition (note 6)	3,034,666	--	3,034,666
	2,737,821	(49,846)	2,687,975

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	6,101,650	64	6,101,714
Share issuance costs	(550,175)	--	(550,175)
Changes in financing liabilities:
Note payable (note 7e)	(1,000,000)	--	(1,000,000)
Accounts payable and accruals	61,078	--	61,078
Due to shareholder	(37,998)	37,998	--
Due to related companies	15,132	11,848	26,980
	4,589,687	49,910	4,639,597

Net increase	7,029,635	272	7,029,907

Cash and cash equivalents, beginning of period	272	--	--

Cash and cash equivalents, end of period	7,029,907	272	7,029,907

Cash and cash equivalents
Current bank accounts	36,631	272	36,631
Term deposits	6,993,276	--	6,993,276
	7,029,907	272	7,029,907
The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

1.

NATURE OF OPERATIONS

On August 29, 2003, all of the issued and outstanding shares of GeoGlobal Resources (India) Inc. ("GGRI") were acquired by GeoGlobal Resources Inc., formerly Suite101.com, Inc. ("GeoGlobal").  As a result of the transaction, the former shareholder of GGRI held approximately 69.3% of the issued and outstanding shares of GeoGlobal.  This transaction is considered an acquisition of GeoGlobal (the accounting subsidiary and legal parent) by GGRI (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of GeoGlobal by GGRI.  Accordingly, this transaction represents a recapitalization of GGRI, the legal subsidiary, effective August 29, 2003.  These consolidated financial statements are issued under the name of GeoGlobal but are a continuation of the financial statements of the accounting acquirer, GGRI.  GGRI's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. As a result, the stockholders' equity of GeoGlobal is eliminated and these consolidated financial statements reflect the results of operations of GeoGlobal only from the date of the acquisition (refer to acquisition note 6).  Collectively, GeoGlobal and GGRI are referred to as the "Company".

GeoGlobal changed its name from Suite101.com, Inc. on January 8, 2004 after receiving shareholder approval at the Annual Shareholders Meeting held on January 8, 2004.

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts with the Gujarat State Petroleum Corporation and the Government of India and the development thereof.  To date, the Company has not earned revenue from these operations and is considered to be in the development stage.  The costs incurred to date with respect to the acquisition of these contracts and the development thereof, are recognized in these financial statements in accordance with the accounting policies summarized in note 2.  The recoverability of these amounts is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to complete its obligations in India and upon future profitable operations.

2.

SIGNIFICANT ACCOUNTING POLICIES

a)

Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States within the framework of the accounting policies summarized below.

These consolidated financial statements include the accounts of GeoGlobal Resources Inc., from the date of acquisition, being August 29, 2003 as well as the accounts of GeoGlobal's wholly owned legal subsidiaries: (i) GeoGlobal Resources (India) Inc., incorporated under the Business Corporations Act (Alberta), Canada on August 21, 2002 and continued under the Companies Act of Barbados, West Indies on April 11, 2003 and (ii) GeoGlobal Resources (Canada) Inc., incorporated under the Business Corporations Act (Alberta), Canada on September 4, 2003 and its wholly owned subsidiary GeoGlobal Resources (Barbados) Inc. incorporated under the Companies Act of Barbados, West Indies on September 24, 2003.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

b)

Property and equipment

i)

Capitalized costs

The Company follows the full cost method of accounting for its petroleum and natural gas operations.  Under this method all costs related to the exploration for and development of petroleum and natural gas reserves are capitalized.  Costs include land acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells and related overhead costs.  Proceeds from the sale of properties will be applied against capitalized costs, without any gain or loss being realized, unless such sale would significantly alter the relationship between capital costs and proven reserves of petroleum and natural gas attributable to the cost center.

ii)

Depreciation and depletion

Computer equipment is recorded at cost, with depreciation provided for on a declining-balance basis at 30% per annum.

Upon the commencement of economic production quantities of oil and gas, depletion of exploration and development costs and depreciation of production equipment will be provided on a country-by-country basis using the unit-of-production method based upon estimated proven petroleum and natural gas reserves.  The costs of acquiring and evaluating unproven properties and major development properties will be excluded from costs until it is determined whether or not proven reserves are attributable to the properties, the major development projects are completed, or impairment occurs.  For depletion and depreciation purposes, relative volumes of petroleum and natural gas production and reserves will be converted into equivalent units based upon estimated relative energy content.

iii)

Ceiling test

In applying the full cost method, the Company will be calculating a ceiling test whereby the carrying value of petroleum and natural gas properties and production equipment, net of recorded deferred income taxes is limited to the present value of after tax future net revenues from proven reserves, discounted at 10% (based on prices and costs at the balance sheet date calculated quarterly), plus the lower of cost and fair value of unproven properties.  Should this comparison indicate an excess carrying value, the excess will be charged against earnings as additional depletion and depreciation.

iv)

Asset retirement obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset.  The fair value is determined through a review of engineering and environmental studies, industry guidelines, and management's estimate on a site by site basis.  The liability is subsequently adjusted for the passage of time, and is recognized as accretion expense in the consolidated statement of operations.  The liability is also adjusted due to revisions in either the timing or the amount of the original estimated cash flows associated with the liability.  The increase in the carrying value of the asset is amortized over the useful life of the related productive assets.

c)

Joint operations

All of the Company's petroleum and natural gas activities are conducted jointly with others.  The Company's undivided interests in joint ventures are consolidated on a proportionate basis.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

d)

Net loss per share

Net loss per share is calculated based upon the weighted average number of shares outstanding during the period.  The treasury stock method is used to determine the dilutive effect of the stock options.  The treasury stock method assumes any proceeds obtained upon exercise of options would be used to purchase common shares at the average market price during the period.  There are no differences between net loss and the weighted average number of shares used in the calculation of the basic net loss per share and that used in the calculation of diluted net loss per share.

e)

Financial instruments

The Company has estimated the fair value of its financial instruments which include cash and cash equivalents, accounts receivable, accounts payable and accruals, note payable, due to shareholder, and due to related companies.  The Company used valuation methodologies and market information available as at period end to determine that the carrying amounts of such financial instruments approximate fair value in all cases, unless otherwise noted.  It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.

f)

Measurement uncertainty

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimated amounts.

g)

Cash and cash equivalents

Cash and cash equivalents include cash on hand, balances with banks and short-term deposits with original maturities of three months or less.  Bank borrowings are considered to be financing activities.

h)

Foreign currency translation

The Company translates integrated foreign operations into the functional currency of the parent.  Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the date of the balance sheet.  Non-monetary items are translated at the rate of exchange in effect when the assets are acquired or obligations incurred.  Revenues and expenses are translated at average rates in effect during the period, with the exception of depreciation which is translated at historic rates.  Exchange gains and losses are charged to operations.

i)

Income taxes

The Company follows the liability method of tax allocation.  Under this method, assets and liabilities are determined based on deferred income tax, differences between the tax basis of an asset or liability and its carrying value using enacted tax rates anticipated to apply in the periods when the temporary differences are expected to reverse.

The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period in which the change is enacted.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

j)

Revenue recognition

Revenue associated with the production and sales of crude oil, natural gas and natural gas liquids owned by the Company will be recognized when title passes from the Company to its customer.

k)

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

Non-employee stock-based compensation costs are measured using the fair value based method and are charged to earnings on the measurement date.

l)

Comprehensive income

Comprehensive income (loss) includes all changes in equity except those resulting from investments made by owners and distributions to owners.  Other accumulated comprehensive income (loss) consists only of net income (loss) for all periods presented.

3.

PROPERTY AND EQUIPMENT

	December 31-2003 US $	December 31-2002 US $

Exploration costs -India	178,523	21,925
Accumulated depletion	--	--
	178,523	21,925

Computer equipment	168,168	27,921
Accumulated depreciation	(51,148)	(698)
	117,020	27,223

	295,543	49,148

a)

Capitalized overhead costs

During the year ended December 31, 2003, the Company capitalized certain overhead costs of US$128,078 (2002 - US$21,925) directly related to the exploration activities in India.  This amount was paid to a related party and is made up of consulting fees of US$66,666, and travel, meals and entertainment of US$61,412 (2002 -US$21,925) (note 7b).  These costs are not reimbursable under the Carried Interest Agreement.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

3.

PROPERTY AND EQUIPMENT (continued)

b)

Production Sharing Contracts

i)

Exploration Block KG-OSN-2001/3

On August 27, 2002, GeoGlobal together with its joint venture participants, Jubilant Enpro Limited ("Enpro") and Gujarat State Petroleum Corporation Limited ("GSPC") entered into a Joint Bidding Agreement for the purpose of submitting a bid for Exploration Block KG-OSN-2001/3 offered by the Government of India under the New Exploration Licensing Policy Third Round (NELP-III).  This Exploration bid was successful and was awarded on November 29, 2002, by the Directorate General of Hydrocarbons under the Ministry of Petroleum & Natural Gas of India.

On February 4, 2003, GeoGlobal, as to a 10% Participating Interest ("PI")  (net 5% - see note 3d) along with Enpro and GSPC, as to their 10% and 80% PI respectively, entered into a Production Sharing Contract ("PSC-KG") with the Government of India with respect to this Exploration Block.  See also Carried Interest Agreement note 3c.

The PSC-KG allows the joint venture participants to explore for petroleum and natural gas over the next 6.5 years on the Exploration Block subject to the work commitment as outlined in note 8a.

ii)

Exploration Block CB-ONN-2002/2 (also referred to as Blocks 9A and 9B under NELP-IV)

Subsequent to the year end, on January 8, 2004, the Company announced that it was awarded by the Government of India a 10% PI in a new onshore Exploration Block CB-ONN-2002/2 covering an area of approximately 125 square kilometers ("sq. kms.") in the Cambay Basin, located in the province of Gujarat in Northwest India, under the Fourth Round of the New Exploration Licensing Policy (NELP-IV) bidding which closed on September 30, 2003.

On February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Enpro and GSPC as to their 30% and 60% PI respectively, signed the Production Sharing Contract ("PSC-CB9") with the Government of India with respect to this Exploration Block.

The PSC-CB9 allows the joint venture participants to explore for petroleum and natural gas over the next 6 years on the Exploration Block subject to the work commitment as outlined in note 8b.

iii)

Exploration Block CB-ONN-2002/3 (also referred to as Block 10A and 10B under NELP-IV)

Subsequent to the year end, on January 8, 2004, the Company also announced that it was awarded a 10% PI in a second new onshore Exploration Block CB-ONN-2002/3 covering an area of approximately 285 sq. kms. also in the Cambay Basin under NELP-IV.

Similarly, on February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Enpro, GSPC, and Prize Petroleum Company Limited as to their 20%, 55% and 15% PI respectively, signed the Production Sharing Contract ("PSC-CB10") with the Government of India with respect to this Exploration Block.

The PSC-CB10 allows the joint venture participants to explore for petroleum and natural gas over the next 6 years on the Exploration Block subject to the work commitment as outlined in note 8c.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

3.

PROPERTY AND EQUIPMENT (continued)

c)

Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a Carried Interest Agreement ("CIA") with GSPC, which grants the Company a 10% carried interest (net 5% - see note 3d) in the Exploration Block KG-OSN-2001/3. The CIA provides that GSPC is responsible for all of GeoGlobal's share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

As at December 31, 2003, GSPC has incurred costs of Rs 4,55,61,213 (approximately US$1,001,191) attributable to GeoGlobal under the CIA of which 50% is for the account of Roy Group (Mauritius) Inc. ("RGM"), a related party (note 7a) under the terms of the Participating Interest Agreement as further described in note 3d.

d)

Participating Interest Agreement

On March 27, 2003, GeoGlobal entered into a Participating Interest Agreement ("PIA") with RGM, whereby GeoGlobal assigned and holds in trust for RGM subject to Government of India consent, 50% of the benefits and obligations of the PSC-KG and the CIA leaving GeoGlobal with a net 5% Participating Interest in the PSC-KG and a net 5% carried interest in the CIA.  Under the terms of the PIA, until the Government of India consent is obtained, GeoGlobal retains the exclusive right to deal with the other parties to the PSC-KG and the CIA and is entitled to make all decisions regarding the interest assigned to RGM and RGM agreed to be bound by and responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal in regard to RGM's interest and to be liable to GeoGlobal for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest.  RGM agreed to indemnify GeoGlobal against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM's failure to pay the same.  Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the PSC-KG.  GeoGlobal has a right of set-off against sums owing to GeoGlobal by RGM.  In the event that the Indian government consent is delayed or denied, resulting in either RGM or GeoGlobal being denied an economic benefit it would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the PIA.  As a consequence of this transaction the Company reports its holdings under the PSC-KG and CIA as a net 5% Participating Interest.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

4.

CAPITAL STOCK

a)

Common shares

	Number of shares	Capital stock US $	Additional paid-in capital US $

Capital stock of GGRI issued August 21, 2002	1,000	64	--

Balance at December 31, 2002	1,000	64	--

Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GGRI (note 6)	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 1)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
Private Placement Financing	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

b)

Private Placement

i)

Private Placement Financing

On December 23, 2003, GeoGlobal completed a brokered private placement of 5,800,000 units at US$1.00 each, together with a concurrent private placement of an additional 200,000 units on the same terms, for aggregate gross cash total proceeds of $6,000,000.  Each unit was comprised of one common share and one half of one warrant ("Private Placement Warrant"), where one full Private Placement Warrant entitles the holder to purchase one additional common share for US$2.50, for a term of two years from date of closing.

Costs of US$483,325 were incurred in issuing shares under this Private Placement Financing which included a fee equal to 6% of the gross proceeds raised in the brokered offering.  Also issued as additional consideration for this transaction were 580,000 Broker Warrants.

ii)

Private Placement Warrants

The 3,000,000 Private Placement Warrants described above are subject to accelerated expiration in the event that the trading price of the Company's common shares trade at US$4.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the US Securities Act of 1933 (the "1933 Act") and the hold period for Canadian subscribers has expired.  In such events, the Private Placement Warrant term will be reduced to 30 days from the date of issuance of a news release announcing such change to the warrant term.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

4.

CAPITAL STOCK (continued)

iii)

Broker Warrants

The 580,000 Broker Warrants described above entitle the holder to purchase 580,000 common shares at an exercise price of US$1.50 per share, expiring on December 23, 2005. The Broker Warrants are also subject to accelerated expiration 30 days after issuance of a news release to that effect in the event that the common shares trade at US$3.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the 1933 Act and the hold period for Canadian subscribers has expired.

None of the above Private Placement Warrants or Broker Warrants were exercised as at December 31, 2003.

c)

Options

During the period ended December 31, 2003, 396,668 options were exercised at various prices between US$0.17 and US$0.50 for gross proceeds of US$101,650.

d)

Weighted average number of shares

For purposes of the determination of net loss per share, the basic and diluted weighted average number of shares outstanding for the year ended December 31, 2003 was 19,737,035 (December 31, 2002 -14,500,000).  The amount for the period ended December 31, 2002 is deemed to be the number of shares issued to the legal subsidiary pursuant to the reverse takeover transaction described in note 6, reduced by the 19,500,000 shares currently held in escrow.  The basic and diluted weighted average number of shares outstanding for the year ended December 31, 2003 has also been reduced by the 19,500,000 shares currently held in escrow.

5.

STOCK OPTIONS

a)

The Company's 1998 Stock Incentive Plan

Under the terms of the 1998 Stock Incentive Plan (the "Plan"), 3,900,000 common shares have been reserved for issuance on exercise of options granted under the Plan.    The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

b)

Stock-based compensation

Under the Statement of Financial Accounting Standards 123, the Company is required to measure and disclose on a pro-forma basis the impact on net loss and net loss per share of applying the fair value based method to stock-based compensation arrangements with employees and directors.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

5.

STOCK OPTIONS (continued)

Under this method compensation cost is measured at fair value at grant date and recognized over the vesting period.  If the fair value based method had been used, the stock based compensation costs, pro-forma net loss and pro-forma net loss per share would be as follows:

December 31-2003 US$

Stock based compensation	175,233
Net loss
As reported	(477,695)
Pro-forma	(652,928)
Net loss per share -basic and diluted
As reported	(0.02)
Pro-forma	(0.03)

Black-Scholes Assumptions

Fair value of stock options granted (1)	$0.27
Risk-free interest rate	2.61%
Volatility	55%
Expected life (1)	0.9 years

(1)  Weighted average

The stock options previously outstanding in the legal parent prior to the reverse takeover transaction described in note 6 have been excluded from the pro forma disclosures above.

c)

Stock option table

These options were granted for services provided to the Company:

							Balance
Option	Expiry	Vesting	Balance	Granted	Exercised	Balance	Exercisable
Exercise	Date	Date	December 31,	During	During	December 31,	December 31,
Price	(mm/dd/yy)	(mm/dd/yy)	2002	the Year	The Year	2003	2003

1.50	08/29/04	Vested	50,000	--	--	50,000	50,000
1.50	08/29/04	Vested	5,000	--	--	5,000	5,000
1.50	08/29/04	Vested	5,000	--	--	5,000	5,000
0.25	01/04/06	Vested	20,000	--	20,000	--	--
0.17	06/04/11	Vested	5,000	--	5,000	--	--
0.27	02/25/12	02/25/03	50,001	--	50,001	--	--
0.27	02/27/07	02/27/03	16,667	--	16,667	--	--
0.50	06/11/12	06/11/03	5,000	--	5,000	--	--
0.25	11/27/07	01/01/03	300,000	--	300,000	--	--
1.18	08/31/05	Vested	--	740,000	--	740,000	740,000
1.18	08/31/05	01/08/04	--	10,000	--	10,000	--
1.18	08/31/05	08/29/04	--	875,000	--	875,000	--
1.18	08/31/05	01/08/05	--	375,000	--	375,000	--
1.50	08/31/05	Vested	--	50,000	--	50,000	50,000
1.50	08/31/05	08/29/04	--	425,000	--	425,000	--
1.50	08/31/05	01/08/05	--	470,000	--	470,000	--
			456,668	2,945,000	396,668	3,005,000	850,000

At December 31, 2003, there were 60,000 options outstanding which can be exercised at US$1.50 per common share until August 29, 2004; 2,000,000 options outstanding which can be exercised at US$1.18 per common share until August 31, 2005 and 945,000 options outstanding which can be exercised at US$1.50 per common share until August 31, 2005.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

6.

ACQUISITION

On August 29, 2003, all of the issued and outstanding shares of GGRI were acquired by GeoGlobal.  The completion of the acquisition resulted in the issuance and delivery by GeoGlobal of 34,000,000 common shares and delivery of GeoGlobal's US$2.0 million promissory note (see note 7e) to the sole shareholder of GGRI.  Of such shares, GeoGlobal issued and delivered 14.5 million shares at the closing of the acquisition with the remaining shares delivered in escrow.  Of the remaining 19.5 million shares issued in escrow, 14.5 million shares will be released for delivery only if the results of a 3D seismic program conducted on the KG-OSN-2001/3 Exploration Block during the initial exploration phase establishes the existence of a commercial basis for the commencement of an exploratory drilling program, or upon the actual commencement of a drilling program, and the final 5.0 million shares will be released only if a commercial discovery is declared on Exploration Block KG-OSN-2001/3. Shares not released from the escrow will be surrendered back to GeoGlobal. Common shares held during the term of the escrow retain their voting rights.

As discussed in note 1, the acquisition of GGRI by GeoGlobal was accounted for as a reverse takeover transaction.  As a result, the cost of the transaction was determined based upon the net assets of GeoGlobal deemed to have been acquired.  These consolidated financial statements include the results of operations of GeoGlobal from the date of acquisition.  The net identifiable assets acquired of GeoGlobal are as follows:

US $

Net assets acquired
Cash	3,034,666
Other current assets	75,000
Current liabilities	(2,706)

Net book value of identifiable assets acquired	3,106,960

Consideration paid
Promissory note issued	2,000,000
34,000,000 common shares issued par value $0.001	34,000
Additional paid-in capital	1,072,960
3,106,960

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

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

7.

RELATED PARTY TRANSACTIONS (continued)

b)

Roy Group (Barbados) Inc.

Roy Group (Barbados) Inc. is related to the Company by common management and is controlled by a director of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement ("TSA") with the related party to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The related party receives consideration of US$250,000 per year for an initial term of three years.  During the year ended December 31, 2003, US$16,667 was charged as consulting fees in the Statement of Operations and US$66,666 was charged to the Property and Equipment account (note 3a) for services provided pursuant to the TSA.

The related party was also reimbursed for travel, hotel, meals and entertainment expenses incurred during the year totaling US$102,061.  Of this amount, US$61,412 was charged to the Property and Equipment account (note 3a) and US$40,649 was charged to general and administrative in the Statement of Operations.

At December 31, 2003, the Company owed the related party US$41,115 for services provided and expenses incurred pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

c)

D.I. Investments Ltd.

D.I. Investments Ltd. is related to the Company by common management and is controlled by a director of the Company.  During the year ended December 31, 2003, US$61,715 was charged as consulting fees in the Statement of Operations.

The related party was reimbursed US$33,802 for office costs, including rent, parking, supplies and telephone.  The related party was also reimbursed US$39,045 for travel, hotel, meals and entertainment.  These amounts, totaling US$72,847 were charged as general and administrative in the Statement of Operations.

At December 31, 2003, the D.I. Investments Ltd. owed the Company US$1,640 (December 31, 2002 the Company owed D.I. Investments Ltd. US$11,848 as a result of cash advances).  These amounts bear no interest and have no set terms of repayment.

d)

Due to shareholder

At December 31, 2002, the Company owed the sole shareholder of GGRI US$44,950 as a result of cash advances.  These cash advances bear no interest and have been repaid in full prior to December 31, 2003.

e)

Note payable

On August 29, 2003, as part of the Acquisition (note 6), a US$2,000,000 promissory note was issued to the sole shareholder of GGRI.  The promissory note bears no interest and the capital stock of GGRI has been provided as security.  US$500,000 of the note was paid on August 29, 2003, US$500,000 was paid on October 15, 2003, US$500,000 was paid on January 15, 2004 and US$500,000 is to be paid on June 30, 2004.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

8.

COMMITMENTS

a)

Exploration Block KG-OSN-2001/3 Block

Under the terms of this Production Sharing Contract, GeoGlobal, along with its joint venture participants to the PSC-KG, have committed to the Government of India an exploration work program as outlined below.  All of GeoGlobal's share of any and all costs incurred during the exploration phase prior to the date of initial commercial production are the responsibility of GSPC pursuant to the CIA executed on August 27, 2002, as described in note 3c.

Phase I (2.5 years)

(i)

1250 km2 3D seismic program consisting of acquisition, processing and interpretation

(ii)

reprocessing of 2298.4 km of 2D seismic data

(iii)

bathymetric survey and seabed sampling

(iv)

drill 14 exploratory wells between 900 to 4118 meters

(italics denotes work completed)

Phase II (2.5 years)

(i)

bathymetric survey and seabed sampling

(ii)

drill 4 exploratory wells between 1100 to 2850 meters

Phase III (1.5 years)

(i)

bathymetric survey and seabed sampling

(ii)

drill 2 exploratory wells to 1550 and 1950 meters

Land Relinquishment

(i)

Phase I -25%

(i)

Phase II -25%

(iii)

Phase III -100% except for development and discovery areas

Under the terms of the CIA, all of GeoGlobal's and RGM's proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block.  GeoGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.  The total of these costs and expenses is estimated to be approximately US$11 million over the 6.5 year term of the Production Sharing Contract.

b)

Exploration Block CB-ONN-2002/2

Under the terms of this Production Sharing Contract, GeoGlobal, along with its joint venture participants to the PSC-CB9, have committed to the Government of India an exploration work program as outlined below.  The Company will be required to fund its proportionate share of costs incurred in these activities which are estimated to be approximately US$1.0 million over the 6 years.

Phase I (2.5 years)

(i)

Acquire 75 sq kms 3D seismic

(ii)

Reprocess 650 kms of 2D seismic

(iii)

Drill 7 exploratory wells between 1000 and 2200 meters

Phase II (2.0 years)

(i)

Drill 2 exploratory wells 2000 meters

Phase III (1.5 years)

(i)

Drill 2 exploratory wells 2000 meters

Land Relinquishment

(i)

Phase I -25%

(ii)

Phase II -25%

(iii)

Phase III -100% except for development and discovery areas

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

8.

COMMITMENTS (continued)

c)

Exploration Block CB-ONN-2002/3 Block

Under the terms of this Production Sharing Contract, GeoGlobal, along with its joint venture participants to the PSC-CB10, have committed to the Government of India an exploration work program as further outlined below.  The Company will be required to fund its proportionate share of costs incurred in these activities which are estimated to be approximately US$1.5 million over the 6 years.

Phase I (2.5 years)

(i)

Acquire 200 sq kms 3D seismic

(ii)

Reprocess 1000 kms of 2D seismic

(iii)

Drill 12 exploratory wells between 1500 and 3000 meters

Phase II (2.0 years)

(i)

Drill 3 exploratory wells 2000 meters

Phase III (1.5 years)

(i)

Drill 2 exploratory wells 2000 meters

Land Relinquishment

(i)

Phase I -25%

(ii)

Phase II -25%

(iii)

Phase III -100% except for development and discovery areas

9.

SEGMENTED INFORMATION

The Company's petroleum and natural gas exploration and development activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company's geographic areas of operation.

	December 31-2003	December 31-2002
	Property and equipment US $	Property and equipment US $

Canada	58,451	3,181
India	237,092	45,967
	295,543	49,148

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

10.

INCOME TAXES

a)

Income tax expense

The provision for income taxes in the financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	December 31-2003	December 31-2002
	US $	US $

Net loss	(477,695)	(13,813)
Expected tax rate (2003 -US tax rate; 2002 -Canada tax rate)	40.66%	42.12%
Expected income tax recovery	(194,231)	(5,818)
Excess of expected tax rate over tax rate of foreign affiliates	70,932	--
Valuation allowance	122,208	5,925
Other	1,091	(107)
Income tax recovery	--	--

b)

Deferred income taxes

The Company has not recognized the deferred income tax asset.  The components of the net deferred income tax asset consist of the following temporary differences:

Difference between tax base and reported amounts of depreciable assets	5,078	294
Non-capital loss carryforwards	117,130	5,631
	122,208	5,925
Valuation allowance	(122,208)	(5,925)
Deferred income tax asset	--	--

c)

Loss carry forwards

The Company has approximately US$322,000 of available loss carry forwards for income tax purposes in the various jurisdictions which have not been reflected in these financial statements.  The losses available to reduce US taxable income are approximately $84,000 and expire within 20 years.  The losses available to reduce Canadian taxable income are approximately $225,000 and expire within seven years.  The losses available to reduce Barbados taxable income are approximately $13,000 and expire within nine years.

11.

COMPARATIVE FIGURES

a)

The comparatives have been restated to conform with the current period's presentation.  As a result of the reverse takeover outlined in note 1, the comparatives are those of the continuing entity for accounting purposes and are for the period from inception, being August 21, 2002, to December 31, 2002.

b)

As the Company is in its development stage, these are the accumulated amounts of the continuing entity for the period from inception, being August 21, 2002 to December 31, 2003.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2003

12.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 has no material impact on the Company, as it does not plan to adopt the fair value method of accounting for stock options at the current time. The Company has included the required disclosures in these financial statements.

The following standards issued by the FASB do not impact the Company at this time:

-	SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial statements issued after June 15, 2003;
-

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46").  FIN 46 provides criteria for identifying variable interest entities ("VIEs") and further criteria for determining what entity, if any, should consolidate them.  In general, VIEs are entities that either do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities.  In December 2003, the FASB issued FIN 46(R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements.  Adoption and application of FIN 46(R) is required for reporting periods ending after December 15, 2004.

13.

SUBSEQUENT EVENTS

On February 6, 2004, GeoGlobal, along with its joint venture participants, signed Production Sharing Contracts on two new onshore Exploration Blocks in the Cambay Basin, located in the province of Gujarat in Northwest India.   The signing on February 6, 2004 was part of the signing of 20 new exploration blocks which were awarded by the Government of India under the NELP-IV (see notes 3b(ii) and 3b(iii)).

The Production Sharing Contracts each provide for work commitments to be performed over three phases over an exploration period of a total of six years with specified 3D seismic and exploration drilling activities to be conducted during those work commitment periods.  The Company will be required to fund its proportionate share of costs incurred in these activities.  The Company's share of these costs is estimated to total approximately US$2.5 million for both blocks over the 6 years (see notes 8b and 8c).

Exhibit 3.5

CERTIFICATE OF AMENDMENT OF

CERTIFICATE OF INCORPORATION OF

SUITE101.COM, INC.

Suite101.com. Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does hereby certify:

FIRST:  That at a Meeting of the Board of Directors of Suite101.com, Inc., resolutions were duly adopted setting forth a proposed amendment to the Certificate of Incorporation of said Corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said Corporation for consideration thereof.  The resolution setting forth the proposed amendment is as follows:

RESOLVED, that Article Fourth of the Certificate of Incorporation of this corporation be hereby amended to read in its entirety as follows:

FOURTH:  The total number of shares of stock which the Corporation shall have the authority to issue is one-hundred one million (101,000,000), consisting of one-hundred million (100,000,000) shares of Common Stock, each such share having a par value of $.001, and one million (1,000,000) shares of Preferred Stock, each such share having a par value of $.01.  The Board of Directors is expressly authorized to issue preferred stock without stockholder approval, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issue of such series and as may be permitted by the General Corporation Law of the State of Delaware.

SECOND:  That thereafter, pursuant to resolution of its Board of Directors, a meeting of the stockholders of said Corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

THIRD:  That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

FOURTH:  That the capital of said Corporation shall not be reduced under or by reason of said amendment.

IN WITNESS WHEREOF, said Suite101.com, Inc. has caused this Certificate to be signed by Mitchell G. Blumberg, its President, and John K. Campbell, its Secretary, this 8th day of July, 2002.

Attest:

Suite101.com, Inc.

/s/ John K. Campbell             ..

/s/Mitchell G. Blumberg

John K. Campbell, Secretary

Mitchell G. Blumberg, President

Exhibit 3.6

CERTIFICATE OF AMENDMENT OF

CERTIFICATE OF INCORPORATION

Suite101.com, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does hereby certify:

First:  That at a meeting of the Board of Directors of Suite101.com, Inc., a resolution was duly adopted setting forth  a proposed amendment of the Certification of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof.  The resolution setting forth the proposed amendment is as follows:

RESOLVED, that the Certificate of Incorporation of this corporation be amended by changing the Article thereof numbered First so that, as amended, said Article shall be and read in its entirety as follows:

First:  The name of the corporation (hereinafter sometimes called the "Corporation") is GeoGlobal Resources Inc.

Second:  That thereafter, pursuant to resolution of its Board of Directors, an annual meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

Third:  That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, said Suite101.com, Inc., has caused this Certificate to be signed by Allan J. Kent, its authorized officer, this 8th day of January, 2004.

/s/ Allan J. Kent

Allan J. Kent, Executive Vice President.

Exhibit 4.1

NUMBER

 GeoGlobal Resources Inc.

SHARES

INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE

CUSIP   37249T   10   9

ISIN   US   37249T1097

THIS CERTIFIES THAT

is the registered holder of

FULLY PAID AND NON-ASSESSABLE SHARES OF COMMON STOCK WITH A PAR VALUE OF U.S. $0.001 PER SHARE

of GeoGlobal Resources Inc. transferable on the books of the Corporation by the registered holder in person or by attorney duly authorized in writing upon surrender of this certificate properly endorsed.

This certificate is not valid unless countersigned by the Transfer Agent and Registrar of the Corporation.

IN WITNESS WHEREOF the Corporation has caused this certificate to be signed on its behalf by the facsimile signature of its duly authorized officers.

DATED

COUNTERSIGNED AND REGISTERED

_________________________

COMPUTERSHARE TRUST COMPANY OF CANADA  CALGARY

PRESIDENT

TRANSFER AGENT AND REGISTRAR

BY _______________________________________________

AUTHORIZED OFFICER

_________________________

SECRETARY

DOCUMENT CONTROL/

    SERIAL NUMBER

The Shares represented by this certificate are transferable at the offices of

Computershare Trust Company of Canada, Calgary, Alberta

FOR VALUE RECEIVED the undersigned hereby sells, assigns and transfers unto

U.S.A. RESIDENTS PLEASE INSERT SOCIAL SECURITY OR TAX PAYER I.D. NUMBER

___ ____ ____ - ___ ___ - ___ ____ ___ ___

___ ___ - ___ ___ ___ ___ ___ ___ ___

(Name and address of transferee)

_____________________________________________________________________ shares registered in the name of the undersigned on the books of the Corporation named on the face of this certificate and represented hereby and irrevocably constitutes and appoints

__________________________________________________________________ the attorney of the undersigned to transfer the said shares on the register of transfers and books of the Corporation with full power of substitution hereunder.

DATED:

______________________________

___________________________________

                 (Signature of Witness)

                               (Signature of Shareholder)

NOTICE:

The signature of this assignment must correspond with the name as written upon the face of the certificate, in every particular, without altercation or enlargement, or any change whatsoever, and must be guaranteed by a bank, trust company or a member of a recognized stock exchange.

Signature Guaranteed By:

Exhibit 10.23

CARRIED INTEREST AGREEMENT

THIS AGREEMENT MADE this ______ day of August, 2002.

BETWEEN:

Gujarat State Petroleum Corporation Limited, a company incorporated in India and  having its registered office at Block 15, Second Floor, Udyog Bhavan, Sector 11, Gandhinagar, Gujarat 382011, India (hereinafter referred to as "GSPC)

OF THE FIRST PART

AND:

GeoGlobal Resources (India) Inc, a company incorporated in Alberta, Canada, and having its registered office at 35 -22 Street NW, Calgary, Alberta, T2N 4W7, Canada, (hereinafter referred to as "GGR)

OF THE SECOND PART

Whereas the broad principles and special provisions to be incorporated in the joint operating agreement referred to in clauses 5.1 of the Joint Bidding Agreement are as follows:

(a)   Subject to clause (e) of this Agreement, GSPC shall be the Operator if Production Sharing Contract is awarded with respect to the Bid made jointly by the parties.  GSPC shall perform petroleum operations on behalf of the parties pursuant to the terms of mutually agreed joint operating agreement effective as of the date of signing the Production Sharing Contract for exploration block no. KG-OSN-2001/3 offered under NELP-III, or completion of all three exploration phases which ever is earlier.  The Non-operating party, GGR shall be carried for 100% of all of its share of any costs during the Exploration phase prior to the start date of initial commercial production. However, all of GGR's share of any capital costs for the development phase will be paid back to GSPC as operator without interest and repayment of these costs shall be prorated over the forecast production life or ten years whichever is less.

Now therefore this agreement witnesseth that in consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:

Carried Working Interest

The interest retained by GGR in the said exploration block as provided in this agreement shall be a carried working interest, that is to say:

(a)

GSPC covenants and agrees that upon being successful in the development of the said block, GGR shall be entitled to and have earned a 10% carried working interest;

(b)

GSPC shall advance and pay for the joint account of the parties, all costs and expenses which are made by GSPC pursuant to the terms of this agreement including, without in any way whatsoever limiting the generality of the foregoing, all costs and expenses of whatsoever nature or kind for exploration phase carried out on the said block, for development of an operations on the said block for the discovery and recovery of petroleum substances (which for the purposes of this agreement includes all petroleum, natural gas and related hydrocarbons and such other substances as are granted by the said block);

(c)

after deducting all royalties payable under the said block, GSPC shall be entitled to recover all such costs and expenses out of the production if any, from wells drilled by GSPC on the said block pursuant to the terms hereon;

(d)

GGR shall not be entitled to receive any share of production of petroleum substances until GSPC has recovered GGR's share of the costs and expenses that were paid by GSPC as aforesaid and after such costs and expenses have been recovered, GGR shall be entitled to a 10% interest in all wells drilled on the said block, in all equipment placed in and on the said block and in all petroleum substances produced from wells drilled by GSPC on the said block;

(e)

if petroleum substances are not produced from the said block or if production ceases before GSPC has recovered all of GGR's share of costs and expenses, it is understood and agreed that GSPC shall bear all of the aforesaid costs and expenses and that GGR shall have no obligation or liability to pay, repay or bear any portion thereof;

(f)

it is understood and agreed that any and all rental payments made in respect of the said block shall be borne and paid solely by GSPC and shall not be charged to the  joint account.

(g)

all costs and expenses and all income in connection with the said block shall be computed and accounted for in accordance with the standard industry accepted accounting principals and agreements.

Assignment:

No Party may assign its interest under this Agreement without the prior written consent of the other Party, which shall not be unreasonably withheld.

Termination:

The term of this Agreement shall commence on the date of this Agreement and shall be a period equal  to the same term of the Exploration Period of Block KG-OSN-2001/3 offered under NELP-III and the joint operating agreement referred to above.

Amendment:

No amendment to this Agreement shall be valid and binding unless set forth in writing and duly executed by the parties.

Governing Law and Arbitration:

a)

The laws of India shall govern this Agreement. GSPC and GGR submit to the exclusive jurisdiction of its courts at Delhi.

b)

Any dispute arising in connection with or with respect to validity of this agreement shall be finally resolved through Arbitration in accordance with the rules under Arbitration & Conciliation Act, 1996.  Proceedings of Arbitration shall be held in New Delhi and conducted in English language.

EXECUTED in Gandhinagar

Signed for and on behalf of

Gujarat State Petroleum Corporation Limited by:

Signed for and on behalf of

GeoGlobal Resources (India) Inc. by:

Exhibit 14

Introduction

This Code of Ethics (the "Code") embodies the commitment of GeoGlobal Resources Inc. and our subsidiaries (collectively the "Company") to promote honest and ethical conduct and to conduct our business in accordance with all applicable laws, rules and regulations and the highest ethical standards.  All Senior Financial Officers (as hereinafter defined) are expected to adhere to the principles and procedures set forth in this Code.  For purposes of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder, this Code shall be our code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively, "Senior Financial Officers").  This Code is separate and apart from, and in addition to, any policies our company may have in effect, from time to time, relating to our employees, officers and Board of Directors.

This Code strives to deter wrongdoing and promote the following six objectives:

  Honest and ethical conduct;

  Avoidance of conflicts of interest;

  Full, fair, accurate, timely and transparent disclosure;

  Compliance with applicable government and self regulatory organization laws, rules and regulations;

  Prompt internal reporting of Code violations; and

  Accountability for compliance with the Code.

A.

Code Compliance and Reporting

Our Senior Financial Officers should strive to identify and raise potential issues before they lead to problems, and should ask about the application of this Code whenever in doubt.  Any Senior Financial Officer who becomes aware of any existing or potential violation of this Code should promptly notify the Audit Committee of our Board of Directors (see Exhibit A attached hereto for contact information) (we refer to such contacts as the "Appropriate Ethics Contact").  Acting through our Board of Directors, we will take such disciplinary or preventative action, as we deem appropriate to address any existing or potential violation of this Code brought to our attention.

Any questions relating to how these policies should be interpreted or applied should be addressed to the Appropriate Ethics Contact.

B.

Personal Conflicts of Interest

A "personal conflict of interest" occurs when an individual's private interest improperly interferes with the interests of the Company.  A conflict of interest exists where the interests or benefits of a person or entity conflict with the interests or benefits of our Company.  Personal conflicts of interest, whether actual or apparent, are prohibited as a matter of Company policy, unless they have been approved or waived by the Company.  In particular, a Senior Financial Officer must never use or attempt to use his or her position at the Company to obtain any improper personal benefit for himself or herself, for his or her family members, or for any person, including loans or guarantees of obligations, from any person or entity.

Services to the Company should never be subordinated to personal gain and advantage.  Conflicts of interest, whether actual or apparent, should, to the extent possible, be avoided.

Any Senior Financial Officer who is aware of a material transaction or relationship that could reasonably be expected to give rise to a conflict of interest should discuss the matter promptly with the Appropriate Ethics Contact.

Our Company must report all material related party transactions under applicable accounting rules, Federal securities laws and Commission rules and regulations.

C.

Public Disclosure

It is Company policy that the information in our public communications, including our filings made with the United States Securities and Exchange Commission, be full, fair, accurate, timely and understandable and shall be timely filed or communicated.  Our Senior Financial Officers, who are involved in the Company's disclosure process, are responsible for acting in furtherance of this policy.  In particular, these individuals are required to maintain familiarity with the disclosure requirements applicable to the Company and are prohibited from knowingly misrepresenting, omitting, or causing others to misrepresent or omit, material facts about the company to others, whether within or outside the Company, including the Company's independent auditors.

Acting on our behalf, our Senior Financial Officers are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of each periodic report we file with the Commission and, based on their evaluation, arrive at a conclusion whether these controls and procedures are effective and disclose whether there were any significant changes in our Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our Company's controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our Company's management as appropriate to allow timely decisions regarding required disclosure.

D.

Compliance with Laws, Rules and Regulations

It is Company policy to comply with all applicable laws, rules and regulations.  It is the personal responsibility of each Senior Financial Officer to adhere to the standards and restrictions imposed by those laws, rules and regulations.  No Senior Financial Officer may interfere with or seek to improperly influence, directly or indirectly, the auditing of our financial results or records.  If a Senior Financial Officer is not aware or familiar with the laws, rules or regulations that apply specifically to our business, they must request that the Appropriate Ethics Contact provide such information.

Generally, it is both illegal and against Company policy for any Senior Financial Officer who is aware of material nonpublic information relating to the Company or any other private or governmental issuer of securities to buy or sell any securities of those issuers, or recommend that another person buy, sell or hold the securities of those issuers.  Any Senior Financial Officer who is uncertain about the legal rules involving his or her purchase or sale of any company securities or any securities in issuers with which he or she is familiar by virtue of his or her work for the Company should consult with the Appropriate Ethics Contact before making any such purchase or sale.

E.

Amendment, Modification and Waiver

This Code may be amended or modified by our Board of Directors.  Waivers of this Code may only be granted by the Board of Directors or a committee of the Board with specific delegated authority.  Waivers will be disclosed as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder and any applicable rules relating to the maintenance of the listing of our securities on any stock exchange.

EXHIBIT A

Appropriate Ethics Contact:

Audit Committee

GeoGlobal Resources Inc.

Suite 200, 630 -4 Avenue SW

Calgary, Alberta

T2P 0J9

Attention: ____________________

Or via e-mail at: ________________________

ACKNOWLEDGMENT

I certify that I have received and read and that I will abide by the Code of Ethics distributed to me on this ____ day of __________________, 200___.

Signature	Date
Print Name

Exhibit 23.1

                       CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-74245, 333-39450, and 333-67720) of GeoGlobal Resources Inc. of our report dated March 25, 2004 relating to the consolidated financial statements of GeoGlobal Resources Inc. included in the Annual Report (Form 10-KSB) for the year ended December 31, 2003.

Calgary, Canada

/s/  Ernst & Young LLP (signed)

April 1, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GeoGlobal Resources Inc.

By:

/s/ Allan J. Kent

Allan J. Kent

Executive Vice President and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	April 1, 2004
/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer and Director	April 1, 2004
/s/ Brent J. Peters Brent J. Peters	Director	April 1, 2004
/s/ John K. Campbell John K. Campbell	Director	April 1, 2004
/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	April 1, 2004

Exhibit 31.1

Certification of President and Chief Executive Officer

I, Jean Paul Roy, certify that:

1.  I have reviewed this annual report on Form 10-KSB of GeoGlobal Resources Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date:  April 1, 2004

/s/ Jean Paul Roy

Jean Paul Roy

President and Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer

I, Allan J. Kent, certify that:

1.  I have reviewed this annual report on Form 10-KSB of GeoGlobal Resources Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

(b)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date:  April 1, 2004

/s/ Allan J. Kent

Allan J. Kent

Chief Financial Officer

Exhibit 32.1

Principal Executive Officer's Certification Pursuant To

Section 1350

(furnished, not filed)

In connection with the Annual Report of GeoGlobal Resources Inc. (the Company) on Form 10-KSB for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Jean Paul Roy, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jean Paul Roy

Jean Paul Roy

President and Chief Executive Officer

April 1, 2004

Exhibit 32.2

Principal Financial Officer's Certification Pursuant To

Section 1350

(furnished, not filed)

In connection with the Annual Report of GeoGlobal Resources Inc. (the Company) on Form 10-KSB for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Allan J. Kent, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Allan J. Kent

Allan J. Kent

Chief Financial Officer

April 1, 2004