Form 10KSB/A
GEOGLOBAL RESOURCES INC
filed 2004-04-29
CIK 896726

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB/A

Amendment No. 1

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
(Issuer’s Telephone Number, Including Area Code) Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
None
Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share
(Title of Each Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes     ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. ☐

State Issuer’s revenues for its most recent fiscal year:  $-0-.

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 1, 2004, was $46,998,047.  (Non-affiliates have been determined on the basis of holdings set forth in Item 11 of this Annual Report on Form 10-KSB.)

The number of shares outstanding of each of the Issuer’s classes of common equity, as of April 1, 2004, was 55,063,355.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

10.23	Carried Interest Agreement dated August 27, 2002 between Gujarat State Petroleum Corporation Limited and GeoGlobal Resources (India) Inc. (9)
14	Code of Ethics. (9)
21	Subsidiaries of the Registrant:

Name	State or Jurisdiction of Incorporation
GeoGlobal Resources (India) Inc.	Barbados
GeoGlobal Resources (Canada) Inc.	Alberta
GeoGlobal Resources (Barbados) Inc.	Barbados

23	Consent of experts and counsel:
23.1	Consent of Ernst & Young LLP. (9)

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) (9).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (9).
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed) (9).
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed) (9).

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

(8)

Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.

(9)

Filed as an Exhibit to our Annual Report on Form 10-KSB (File No. 0-25136) for the year ended December 31, 2003.

(10)

Filed as an Exhibit to Amendment No. 1 to our Annual Report on Form 10-KSB (File No. 0-25136) for the year ended December 31, 2003.

.

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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	April 28, 2004
/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer and Director	April 28, 2004
/s/ Brent J. Peters Brent J. Peters	Director	April 28, 2004
/s/ John K. Campbell John K. Campbell	Director	April 28, 2004
/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	April 28, 2004