Form 10QSB
period 2004-03-31
GEOGLOBAL RESOURCES INC
filed 2004-05-17
CIK 896726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004;

or

[ ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________________.

Commission file Number: 0-25136

GEOGLOBAL RESOURCES INC.

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

YES [ ]

NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2004
COMMON STOCK, PAR VALUE $.001 PER SHARE	55,083,355

Transitional Small Business Disclosure Format

YES [ ]

NO [X]

================================================================================

GEOGLOBAL RESOURCES INC.

(a development stage enterprise)

QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

      Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Consolidated financial statements

Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and

December 31, 2003 (Audited)

1

Consolidated Statements of Operations for the three months ended

March 31, 2004 (Unaudited) and March 31, 2003 (Unaudited) and

from inception on August 21, 2002 to March 31, 2004 (Unaudited)

2

Consolidated Statements of Cash Flows for the three months ended

March 31, 2004 (unaudited) and March 31, 2003 (Unaudited) and from inception on August 21, 2002 to March 31, 2004 (Unaudited)

3

Notes to Consolidated Financial Statements for the three months ended

March 31, 2004 (Unaudited)

4-10

Item 2.

Management's Discussion and Analysis or Plan of Operation

11

Item 3.

Controls and Procedures

20

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

20

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS PART I. FINANCIAL INFORMATION

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
	March 31-2004 (Unaudited) US $	December 31-2003 (Audited) US $

Assets
Current
Cash and cash equivalents	6,052,474	7,029,907
Accounts receivable	129,007	81,487
	6,181,481	7,111,394

Property and equipment (note 3)	418,569	295,543
	6,600,050	7,406,937

Liabilities
Current
Accounts payable and accruals	73,347	200,471
Due to related companies (notes 7b and 7c)	46,251	39,475
Note payable (note 7d)	500,000	1,000,000
	619,598	1,239,946

Shareholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
55,063,355 common shares (2003 – 55,053,355)	40,476	40,461
Additional paid-in capital (note 4)	6,633,023	6,618,038
Deficit accumulated during the development stage	(693,047)	(491,508)
	5,980,452	6,166,991

	6,600,050	7,406,937
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended March 31-2004 (Unaudited) US $	Three months ended March 31-2003 (Unaudited) US $	Period from Inception, August 21-2002 to March 31-2004 (Unaudited) US $
		(note 10a)	(note 10b)
Expenses (note 7)
General and administrative	94,435	22,436	252,037
Consulting fees	73,165	12,328	243,436
Professional fees	51,573	8,445	190,309
Depreciation and depletion	12,344	4,106	63,492
	231,517	47,315	749,274
Other expenses (income)
Consulting fees recovered	(14,300)	--	(53,075)
Equipment costs recovered	(2,200)	--	(6,445)
Foreign exchange (gain) loss	(7,595)	7,063	11,039
Interest income	(5,883)	--	(7,746)
	(29,978)	7,063	(56,227)

Net loss and comprehensive loss for the period (note 9)	(201,539)	(54,378)	(693,047)

Net loss per share – basic and diluted (note 4(b))	(0.01)	(0.00)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended March 31-2004 (Unaudited) US $	Three months ended March 31-2003 (Unaudited) US $	Period from Inception, August 21-2002 to March 31-2004 (Unaudited) US $
		(note 10a)	(note 10b)
Cash flows provided by (used in) operating activities
Net loss	(201,539)	(54,378)	(693,047)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	12,344	4,106	63,492
	(189,195)	(50,272)	(629,555)
Changes in operating assets and liabilities:
Accounts receivable	(47,520)	--	(54,007)
Accounts payable and accruals	(127,124)	--	9,562
Due to related companies	6,776	--	19,271
	(357,063)	(50,272)	(654,729)

Cash flows provided by (used in) investing activities
Property and equipment	(135,370)	(41,611)	(482,061)
Cash acquired on acquisition (note 6)	--	--	3,034,666
	(135,370)	(41,611)	2,552,605

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	15,000	--	6,116,714
Share issuance costs	--	--	(550,174)
Changes in financing liabilities:
Note payable (note 7d)	(500,000)	--	(1,500,000)
Accounts payable and accruals	--	38,937	61,078
Due to shareholder	--	32,119	--
Due to related companies	--	20,630	26,980
	(485,000)	91,686	4,154,598

Net increase (decrease)	(977,433)	(197)	6,052,474

Cash and cash equivalents, beginning of period	7,029,907	272	--

Cash and cash equivalents, end of period	6,052,474	75	6,052,474

Cash and cash equivalents
Current bank accounts	93,315	75	93,315
Term deposits	5,959,159	--	5,959,159
	6,052,474	75	6,052,474
The accompanying notes are an integral part of these Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

March 31, 2004

(Unaudited)

1.

Nature of operations

On August 29, 2003, all of the issued and outstanding shares of GeoGlobal Resources (India) Inc. ("GGRI") were acquired by GeoGlobal Resources Inc., formerly Suite101.com, Inc. ("GeoGlobal").  As a result of the transaction, the former shareholder of GGRI held approximately 69.3% of the issued and outstanding shares of GeoGlobal.  This transaction is considered an acquisition of GeoGlobal (the accounting subsidiary and legal parent) by GGRI (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of GeoGlobal by GGRI.  Accordingly, this transaction represents a recapitalization of GGRI, the legal subsidiary, effective August 29, 2003.  These consolidated financial statements are issued under the name of GeoGlobal but are a continuation of the financial statements of the accounting acquirer, GGRI.  The assets and liabilities of GGRI are included in the consolidated financial statements at their historical carrying amounts. As a result, the stockholders' equity of GeoGlobal is eliminated and these consolidated financial statements reflect the results of operations of GeoGlobal only from the date of the acquisition (refer to acquisition note 6).  Collectively, GeoGlobal and GGRI are referred to as the "Company".

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

2.

Significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

These consolidated financial statements include the accounts of GeoGlobal Resources Inc., from the date of acquisition, being August 29, 2003 as well as the accounts of GeoGlobal's wholly owned legal subsidiaries: (i) GeoGlobal Resources (India) Inc., incorporated under the Business Corporations Act (Alberta), Canada on August 21, 2002 and continued under the Companies Act of Barbados, West Indies on June 27, 2003 and (ii) GeoGlobal Resources (Canada) Inc., incorporated under the Business Corporations Act (Alberta), Canada on September 4, 2003 and its wholly owned subsidiary GeoGlobal Resources (Barbados) Inc. incorporated under the Companies Act of Barbados, West Indies on September 24, 2003.

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

March 31, 2004

(Unaudited)

3.

Property and equipment

	March 31-2004 (Unaudited) US $	December 31-2003 (Audited) US $

Exploration costs – India	262,091	178,523
Accumulated depletion	--	--
	262,091	178,523

Computer equipment	219,970	168,168
Accumulated depreciation	(63,492)	(51,148)
	156,478	117,020

	418,569	295,543

a)

Capitalized overhead costs

During the three months ended March 31, 2004, the Company capitalized certain overhead costs of US$83,568 (December 31, 2003 - US$128,078) directly related to the exploration activities in India.  Of this amount, US$19,270 (December 31, 2003 – US$ nil) was paid to third parties, and US$64,298 was paid to a related party which is made up of consulting fees of US$50,000 (December 31, 2003 – US$66,666), and travel, hotel, meals and entertainment costs of US$14,298 (December 31, 2003 – US$61,412).   These costs are not reimbursable under the Carried Interest Agreement.

4.

Capital Stock

a)

Common shares

	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GGRI (note 6)	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 1)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
Private Placement Financing	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	10,000	15	14,985

Balance as at March 31, 2004 (unaudited)	55,063,355	40,476	6,633,023

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

March 31, 2004

(Unaudited)

4.

Capital Stock (continued)

b)

Weighted average number of shares

The basic and diluted weighted average number of shares outstanding for the three months ended March 31, 2004 was 35,555,663 (three months ended March 31, 2003 – 14,500,000.  The amount for the three months ended March 31, 2003 is deemed to be the number of shares issued to the legal subsidiary pursuant to the reverse takeover transaction described in Note 6 reduced by the 19,500,000 shares currently held in escrow).  The basic and diluted weighted average number of shares outstanding for the three months ended March 31, 2004 excludes the 19,500,000 shares currently held in escrow.

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

Under this method compensation cost is measured at fair value at grant date and recognized over the vesting period.  If the fair value based method had been used, the stock based compensation costs, pro-forma net loss and pro-forma net loss per share would be as follows:

	March 31-2004 US$	March 31-2003 US$

Stock based compensation	103,327	--
Net loss
As reported	(201,539)	(54,378)
Pro-forma	(304,866)	(54,378)
Net loss per share – basic and diluted
As reported	(0.01)	(0.00)
Pro-forma	(0.01)	(0.00)

Black-Scholes Assumptions
Fair value of stock options granted (1)	$0.27	--
Risk-free interest rate	2.61%	--
Volatility	55%	--
Expected life (1)	0.9 years	--
(1) Weighted average

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

March 31, 2004

(Unaudited)

5.

Stock Options (continued)

c)

Stock option table

These options were granted for services provided to the Company:

Option exercise price US $	Expiry date (mm/dd/yy)	Vesting date (mm/dd/yy)	Balance December 31, 2003 #	Granted during the period #	Exercised #	Balance March 31, 2004 #	Balance exercisable March 31, 2004 #

1.50	08/29/04	Vested	60,000	--	(10,000)	50,000	50,000
1.18	08/31/05	Vested	750,000	--	--	750,000	750,000
1.18	08/31/05	08/29/04	875,000	--	--	875,000	--
1.18	08/31/05	01/08/05	375,000	--	--	375,000	--
1.50	08/31/05	Vested	50,000	--	--	50,000	50,000
1.50	08/31/05	08/29/04	425,000	-	--	425,000	--
1.50	08/31/05	01/08/05	470,000	--	--	470,000	--
			3,005,000	--	(10,000)	2,995,000	850,000

At March 31, 2004, there were 50,000 options outstanding which can be exercised at US$1.50 per common share until August 29, 2004; 2,000,000 options outstanding which can be exercised at US$1.18 per common share until August 31, 2005 and 945,000 options outstanding which can be exercised at US$1.50 per common share until August 31, 2005.

6.

Acquisition

On August 29, 2003, all of the issued and outstanding shares of GGRI were acquired by GeoGlobal.  The completion of the acquisition resulted in the issuance and delivery by GeoGlobal of 34,000,000 common shares and delivery of GeoGlobal's US$2.0 million promissory note (see note 7d) to the sole shareholder of GGRI.  Of such shares, GeoGlobal issued and delivered 14.5 million shares at the closing of the acquisition with the remaining shares delivered in escrow.  Of the remaining 19.5 million shares issued in escrow, 14.5 million shares will be released for delivery only if the results of a 3D seismic program conducted on the KG-OSN-2001/3 Exploration Block during the initial exploration phase establishes the existence of a commercial basis for the commencement of an exploratory drilling program, or upon the actual commencement of a drilling program, and the final 5.0 million shares will be released only if a commercial discovery is declared on Exploration Block KG-OSN-2001/3. Shares not released from the escrow will be surrendered back to GeoGlobal. Common shares held during the term of the escrow retain their voting rights.

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

US $

Net assets acquired
Cash	3,034,666
Other current assets	75,000
Current liabilities	(2,706)

Net book value of identifiable assets acquired	3,106,960

Consideration paid
Promissory note issued (note 7d)	2,000,000
34,000,000 common shares issued par value $0.001	34,000
Additional paid-in capital	1,072,960
3,106,960

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

March 31, 2004

(Unaudited)

7.

Related party transactions

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.

a)

Roy Group (Mauritius) Inc.

Roy Group (Mauritius) Inc. is related to the Company by common management and is controlled by a director of the Company.  On March 27, 2003, the Company entered into a Participating Interest Agreement with the related party.

b)

Roy Group (Barbados) Inc.

Roy Group (Barbados) Inc. is related to the Company by common management and is controlled by a director of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement ("TSA") with the related party to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The related party receives consideration of US$250,000 per year for an initial term of three years.  During the three months ended March 31, 2004, US$12,499 (three months ended March 31, 2003 - $nil) was charged as consulting fees in the Statement of Operations and US$50,000 (three months ended March 31, 2003 - $nil) was charged to the Property and Equipment account (note 3a) for services provided pursuant to the TSA.

The related party was also reimbursed for travel, hotel, meals and entertainment expenses incurred during the three months ended March 31, 2004 totaling US$15,438 (three months ended March 31, 2003 - US$21,888).  Of this amount, US$14,298 (three months ended March 31, 2003 - US$16,050) was charged to the Property and Equipment account (note 3a) and US$1,140 (three months ended March 31, 2003 - US$5,838) was charged to general and administrative in the Statement of Operations.

At March 31, 2004, the Company owed Roy Group (Barbados) Inc. US$34,838 (December 31, 2003 - US$41,115) for services provided and expenses incurred pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

c)

D.I. Investments Ltd.

D.I. Investments Ltd. is related to the Company by common management and is controlled by a director of the Company.  During the three months ended March 31, 2004, US$30,000 (three months ended March 31, 2003 - US$nil) was charged as consulting fees in the Statement of Operations.

The related party was reimbursed US$13,600 (three months ended March 31, 2003 - US$5,620) for office costs, including rent, parking, supplies and telephone.  The related party was also reimbursed US$1,660 (three months ended March 31, 2003 - US$11,295) for travel, hotel, meals and entertainment.  These amounts, totaling US$15,260 (three months ended March 31, 2003 - US$16,915) were charged as general and administrative in the Statement of Operations.

At March 31, 2004, the Company owed D.I. Investments Ltd. US$11,413 (December 31, 2003 – D.I. Investments owed the Company US$1,640) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

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

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

March 31, 2004

(Unaudited)

8.

Segmented information

The Company’s petroleum and natural gas exploration and development activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	March 31-2004	December 31-2003
	Property and equipment (Unaudited) US $	Property and equipment (Audited) US $

Canada	98,654	58,451
India	319,915	237,092
	418,659	295,543

9.

INCOME TAXES

a)

Income tax expense

The provision for income taxes in the financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	March 31-2004 (Unaudited)	March 31-2003 (Unaudited)
	US $	US $

Net loss	(201,539)	(54,378)
Expected tax rate (2004 – US tax rate; 2003 – Canada tax rate)	40.66%	36.75%
Expected income tax recovery	(81,946)	(19,984)
Excess of expected tax rate over tax rate of foreign affiliates	10,822	--
Valuation allowance	69,983	19,984
Other	1,141	--
Income tax recovery	--	--

b)

Deferred income taxes

The Company has not recognized the deferred income tax asset.  The components of the net deferred income tax asset consist of the following temporary differences:

	March 31-2004 (Unaudited) US$	December 31-2003 (Audited) US$

Difference between tax base and reported amounts of depreciable assets	2,744	5,078
Non-capital loss carry forwards	175,892	117,130
	178,636	122,208
Valuation allowance	(178,636)	(122,208)
Deferred income tax asset	--	--

c)

Loss carry forwards

The Company has approximately US$508,000 (December 31, 2003 - US$322,000) of available loss carry forwards for income tax purposes in the various jurisdictions which have not been reflected in these financial statements.  The losses available to reduce US taxable income are approximately $421,000 and expire within 20 years.  The losses available to reduce Canadian taxable income are approximately $6,000 and expire within seven years.  The losses available to reduce Barbados taxable income are approximately $81,000 and expire within nine years.

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

March 31, 2004

(Unaudited)

10.

Comparative figures

a)

The comparative figures have been reclassified to conform to the current period's presentation.  As a result of the reverse takeover outlined in note 1, the comparatives are those of the continuing entity for accounting purposes.

b)

As the Company is in its development stage, these are the accumulated amounts of the continuing entity for the period from inception, being August 21, 2002 to March 31, 2004.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis of our financial condition or plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the related Notes appearing elsewhere in this Quarterly Report. This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere in this Quarterly Report.

On August 29, 2003, we completed the acquisition of all of the issued and outstanding stock of GeoGlobal Resources (India) Inc. ("GeoGlobal India"), which thereby became our wholly owned subsidiary.  The completion of the transaction resulted in the issuance by us of 34,000,000 shares of our Common Stock, among other things.  Under generally accepted accounting principles, this transaction is accounted for as a reverse takeover transaction and for accounting purposes, this transaction is considered an acquisition of GeoGlobal Resources Inc. (the legal parent treated as the accounting subsidiary) by GeoGlobal India (the legal subsidiary treated as the accounting parent) and has been accounted for as a purchase of the net assets of GeoGlobal Resources Inc. by GeoGlobal India.  Accordingly, this transaction represents a recapitalization of GeoGlobal India, the legal subsidiary, effective August 29, 2003.  These consolidated financial statements are issued under the name of our parent, GeoGlobal Resources Inc. but are a continuation of the financial statements of the accounting acquirer.  GeoGlobal India’s assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. As a result, the stockholders' equity of GeoGlobal Resources Inc. is eliminated and these consolidated financial statements reflect the results of operations of GeoGlobal Resources Inc. only from the date of the acquisition

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 TO MARCH 31, 2003

Statement of Operations

During the three months ended March 31, 2004, we had expenses of $231,517 compared with expenses of $47,315 for the three months ended March 31, 2003.  Our general and administrative expenses increased to $94,435 from $22,436 reflecting the additional expenses incurred in the operations of a public entity versus a private corporation.  These general and administrative expenses also include costs related to the corporate head office including administrative services, rent and office costs and transfer agent fees and services.   Our consulting fees of $73,165 during the three months ended March 31, 2004 reflect $62,500 paid under our Technical Services Agreement and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  Professional fees increased to $51,573 during the three months ended March 31, 2004 from $8,445 during the same period in 2003.  Professional fees include those paid to our auditors for audit, accounting and tax advice, fees paid to our legal advisors for services provided with regard to filing various SEC documents and review of our oil and gas agreements.

Our other expenses and income during the three months ended March 31, 2004 resulted in income of $29,978 compared to a loss of $7,063 during the same period in 2003.  Included in other income is a foreign exchange gain of $7,595 compared to a loss of $7,063 for the three months ended March 31, 2003.   During the first quarter, we recovered fees and equipment costs of $16,500 resulting from services provided and billed out to Gujarat State Petroleum Corporation.  We had no such recovery during the three months ended March 31, 2003.  Our interest income of $5,883 in 2004 arose out of interest earned on our cash balances we held during the quarter.  We held no such cash balances during the same period in 2003.

Reflecting the increased scope of our activities during the three months ended March 31, 2004 as compared to the same period ending March 31, 2003; we had a net loss of $201,539 in 2004 compared to a net loss of $54,378 in 2003.

Liquidity and Capital Resources

At March 31, 2004, our cash and cash equivalents were $6,052,474.  The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.  The reduction from $7,029,907 at December 31, 2003 is primarily the result of funds used in operating, investing and financing as follows.

Our net cash used in operating activities during the three months ended March 31, 2004 was $357,063 as compared to $50,272 for the same period in 2003.  This is as a direct result of our increased activities during the period.

Cash used in investing activities for the three months ended March 31, 2004 was $135,370 compared to $41,611 for the same period in 2003 for the purchase of property and equipment.

Cash used in financing activities for the three months ended March 31, 2004 included the repayment of $500,000 against the note payable, net of $15,000 from the issuance of common stock on the exercise of 10,000 options.  We had no proceeds from the issuance of common stock during the same period in 2003.

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

At March 31, 2004, the Operator of the KG Block, Gujarat State Petroleum Corporation, has expended on exploration activities approximately $1,452,998 (December 31, 2003 - $1,001,191) attributable to us under the Carried Interest Agreement.  Gujarat State Petroleum Corporation made no such expenditures during the three months ended March 31, 2003.  Under the terms of the Production Sharing Contract, the Operator is committed to expend further funds for the exploration of and drilling on the KG Block.  We estimate that these expenditures attributable to us will total approximately $11 million over the 6.5 year term of the Production Sharing Agreement.  Additional expenditures may be required for the completion of commercially successful wells.  Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this Quarterly Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to, the statements in this Quarterly Report regarding our plans and objectives relating to our future operations, plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India which are the subject of the three Production Sharing Contracts we have entered into, the timing of those anticipated activities, plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities, and to realize revenues from the sales of those hydrocarbons.  Forward-looking statements also include our plans and objectives to join with others or to directly seek to enter into additional production sharing contracts with the Government of India.  Our assumptions, plans and expectations regarding our future capital requirements, the costs and expenses to be incurred in conducting any exploration, well drilling, development, and production activities are all forward-looking statements.  These statements appear, among other places, under the following captions: “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation”.   We cannot assure you that our assumptions or our business plans and objectives discussed herein will prove to be accurate or be able to be attained or be successful.   We cannot assure you that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration blocks in which we have an interest.  There can be no assurance that the discovery of hydrocarbons on exploration blocks adjacent to or in the proximity of exploration blocks in which we have an interest will result in the discovery of hydrocarbons on the blocks in which we have an interest.  Our ability to realize revenues cannot be assured.  We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required.  If our plans fail to materialize, your investment will be in jeopardy.  Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences or military activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption "Risk Factors" herein.  They are also described in our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Quarterly Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk.  You should consider the following factors, in addition to the other information contained in this Quarterly Report, in evaluating our business and current and proposed activities before you purchase any shares of our common stock.  You should also see the “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” regarding risks and uncertainties relating to us and to forward-looking statements in this Quarterly Report.

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

Our Interest In the Production Sharing Contracts Involve Highly Speculative Exploration Opportunities That Involve Material Risks That We Will Be Unsuccessful

Our interests in the exploration blocks should be considered to be highly speculative exploration opportunities that will involve material risks.  None of the exploration blocks in which we have an interest has any proven reserves and is not producing any quantities of oil or natural gas.  Exploratory drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered.  There can be no assurance that wells drilled on any of the exploration blocks in which we have an interest or by any venture in which we may acquire an interest in the future will be productive or that we will receive any return or recover all or any portion of our investment.  Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  The cost of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the operator’s control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services.  Future drilling activities on the exploration blocks in which we hold an interest may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.

Because Our Activities Have Only Recently Commenced and We Have No Operating History and Reserves of Oil and Gas, We Anticipate Future Losses; There is No Assurance of Our Profitability

Our oil and natural gas operations have been only recently established and we have no operating history, oil and gas reserves or assets upon which an evaluation of our business, our current business plans and our prospects can be based.  Our prospects must be considered in light of the risks, expenses and problems frequently encountered by all companies in their early stages of development and, in particular, those engaged in exploratory oil and gas activities.  Such risks include, without limitation,

  We will experience failures to discover oil and gas in commercial quantities,

  There are uncertainties as to the costs to be incurred in our exploratory drilling activities and cost overruns are possible,

  There are uncertain costs inherent in drilling into unknown formations, such as over-pressured zones and tools lost in the hole, and

  We may make changes in our drilling plans and locations as a result or prior exploratory drilling.

We have a carried interest in the exploration activities on KG Block.  Our interests in CB-9 Block and CB-10 Block are participating interests.  Unexpected or additional costs can affect the commercial viability of producing oil and gas from a well and will affect the time when and amounts that we can expect to receive from any production from a well.  Because our carried costs of exploration and drilling on KG Bock are to be repaid in full before we are entitled to any share of production, additional exploration and development expenses will reduce and delay any share of production and revenues we will receive.

There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future.  Due to the foregoing factors, the development of our business plan, prospects and exploratory drilling activities, as well as our quarterly and annual operating results, are difficult to forecast. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects. It is likely that in some future quarters our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells plugged.  In such event, the trading price of our common stock may be materially and adversely affected.

India’s Regulatory Regime May Increase Our Risks and Expenses In Doing Business

All phases of the oil and gas exploration, development and production activities in which we are participating are regulated in varying degrees by the Indian government, either directly or through one or more governmental entities.  The areas of government regulation include matters relating to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental protection and rig safety.  As a consequence, all future drilling and production programs and operations we undertake or are undertaken by the ventures in which we participate must be approved by the Indian government.  Shifts in political conditions in India could adversely affect the business in India and the ability to obtain requisite government approvals in a timely fashion or at all.  We, and our joint venture participants, must maintain satisfactory working relationships with the Indian government.  This regulatory environment may increase the risks associated with our intended exploration and productivity activities and increase our costs of doing business.

Our Reliance On A Limited Number of Key Management Personnel Imposes Risks On Us That We Will Have Insufficient Management Personnel Available If The Services Of Any Of Them Are Unavailable

We are dependent upon the services of our President and Chief Executive Officer, Jean Paul Roy, and Executive Vice President and Chief Financial Officer, Allan J. Kent.  The loss of either of their services could have a material adverse effect upon us.  We currently do not have employment agreements with either of such persons or key man life insurance.   The services of both Mr. Roy and Mr. Kent are provided pursuant to the terms of agreements with corporations wholly-owned by each of them.  At present, Mr. Kent’s services are provided through an oral agreement with the corporation he owns.  Accordingly, these agreements do not contain any provisions whereby Mr. Roy and Mr. Kent have direct obligations to us to provide services or refrain from other activities.

At present, our future is substantially dependent upon the geological and geophysical capabilities of Mr. Roy to locate oil and gas exploration opportunities for us and the ventures in which we are a participant.  His inability to do the foregoing could materially adversely affect our future activities.  We have entered into a Technical Services Agreement with Roy Group (Barbados) Inc. ("RGB") dated August 29, 2003, a company owed 100% by Mr. Roy, to perform such geological and geophysical duties and exercise such powers related thereto as we may from time to time assign to it.  We have no agreement directly with Mr. Roy regarding his services to us.

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

Under the terms of our Carried Interest Agreement for the KG Block, we have a carried interest in the exploration activities conducted by the parties on the exploration block.  However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities will be repaid without interest over the projected production life or ten years, whichever is less.  Our proportionate share of these costs and expenses for which our interest is carried is estimated to be approximately $11.0 million over the 6.5 year term of the Production Sharing Contract.  We are not entitled to any share of production from the KG Block until our share of the costs and expenses for which we have been carried are repaid.  Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Block.

Certain Terms Of The Production Sharing Contracts May Create Additional Expenses And Risks That Could Adversely Affect Our Revenues And Profitability

The Production Sharing Contracts contain certain terms that may affect the revenues of the joint venture participants to the agreements and create additional risks for us.  These terms include, possibly among others, the following:

  The venture participants are required to complete certain minimum work programs during the three phases of the term of the Production Sharing Contracts.  In the event the venture participants fail to fulfill any of these minimum work programs, the parties to the venture must pay to the Government of India their proportionate share of the amount that would be required to complete the minimum work program.  Accordingly, we could be called upon to pay our proportionate share of the estimated costs of any incomplete work programs;

  Until such time as the Government of India attains self sufficiency in the production of crude oil and condensate and is able to meet its national demand, the parties to the venture are required to sell in the Indian domestic market their entitlement under the Production Sharing Contracts to crude oil and condensate produced from the exploration blocks.  In addition, the Indian domestic market has the first call on natural gas produced from the exploration blocks and the discovery and production of natural gas must be made in the context of the government’s policy of utilization of natural gas and take into account the objectives of the government to develop its resources in the most efficient manner and promote conservation measures.  Accordingly, this provision could interfere with our ability to realize the maximum price for our share of production of hydrocarbons;

  The parties to the agreement that are not Indian companies, which includes us, are required to negotiate technical assistance agreements with the Government of India or its nominee whereby such foreign company can render technical assistance and make available commercially available technical information of a proprietary nature for use in India by the government or its nominee, subject, among other things, to confidentiality restrictions.  Although not intended, this could increase the venture’s and our cost of operations; and

  The parties to the venture are required to give preference, including the use of tender procedures, to the purchase and use of goods manufactured, produced or supplied in India provided that such goods are available on equal or better terms than imported goods, and to employ Indian subcontractors having the required skills insofar as their services are available on comparable standards and at competitive prices and terms.  Although not intended, this could increase the venture’s and our cost of operations.

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

  quotas imposed by the Organization of Petroleum Exporting Countries upon its members;

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

While our President and Executive Vice President have had extensive experience in the oil and gas exploration business, we have been engaged in limited activities in the oil and gas business over the past approximately twelve months and have a limited history of activities upon which you may base your evaluation of our performance.  As a result of our brief operating history and limited activities in oil and gas exploration activities, our success to date in entering into ventures to acquire interests in exploration blocks may not be indicative that we will be successful in entering into any further ventures.  There can be no assurance that we will be successful in growing our oil and gas exploration and development activities.

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

Our Future Performance Depends Upon Our Ability and the Ability of the Ventures in Which We Participate to Find or Acquire Oil and Gas Reserves That Are Economically Recoverable

Our success in developing our oil and gas exploration and development activities will be dependent upon establishing, through our participation with others in joint ventures and other similar activities, reserves of oil and gas and maintaining and possibly expanding the levels of those reserves.  We and the joint ventures in which we may participate may not be able to locate and thereafter replace reserves from exploration and development activities at acceptable costs. Lower prices of oil and gas may further limit the kinds of reserves that can be developed at an acceptable cost.  The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to enter into joint ventures or similar arrangements to maintain or expand our oil and gas reserves if capital is unavailable to us and the ventures in which we participate.  In addition, exploration and development activities involve numerous risks that may result in dry holes, the failure to produce oil and gas in commercial quantities, the inability to fully produce discovered reserves and the inability to enhance production from existing wells.

We expect that we will continually seek to identify and evaluate joint venture and other exploration opportunities for our participation as a joint venture participant or through some other arrangement.  Our ability to enter into additional exploration activities will be dependent to a large extent on our ability to negotiate arrangements with others and with various governments and governmental entities whereby we can be granted a participation in such ventures.  There can be no assurance that we will be able to locate and negotiate such arrangements, have sufficient capital to meet the costs involved in entering into such arrangements or that, once entered into, that such exploration activities will be successful. Successful acquisition of exploration opportunities can be expected to require, among other things, accurate assessments of potential recoverable reserves, future oil and gas prices, projected operating costs, potential environmental and other liabilities and other factors.  Such assessments are necessarily inexact, and as estimates, their accuracy is inherently uncertain.  We cannot assure you that we will successfully consummate any further exploration opportunities or joint venture or other arrangements leading to such opportunities.

Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets

Currently, we have no proved reserves of oil or gas.  Any reserve information that we may provide in the future will represent estimates based on reports prepared by independent petroleum engineers, as well as internally generated reports. Petroleum engineering is not an exact science.  Information relating to proved oil and gas reserves is based upon engineering estimates derived after analysis of information we furnish or furnished by the operator of the property.  Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results.  Oil and gas prices, which fluctuate over time, may also affect proved reserve estimates.  For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially.  Actual production, revenues and expenditures with respect to reserves we may claim will likely vary from estimates, and such variances may be material.  Either inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves.  In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.

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

Risks Relating To The Market For Our Common Stock

Volatility of Our Stock Price

The public market for our common stock has been characterized by significant price and volume fluctuations.  There can be no assurance that the market price of our common stock will not decline below its current or historic price ranges. The market price may bear no relationship to the prospects, stage of development, existence of oil and gas reserves, revenues, earnings, assets or potential of our company and may not be indicative of our future business performance. The trading price of our common stock could be subject to wide fluctuations.  Fluctuations in the price of oil and gas and related international political events can be expected to affect the price of our common stock.  In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies which fluctuations have been unrelated to the operating performance of these companies. These market fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, and irrespective of the outcome of such litigation, could result in substantial costs and a diversion of management's attention and resources and have a material adverse effect on our company's business, results of operations and financial condition.

ITEM 3.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Jean Paul Roy, our President and Chief Executive Officer, and Allan J. Kent, our Executive Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Roy and Mr. Kent have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

31.1

Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1

Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

32.2

Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

b)

Reports on Form 8-K

During the quarter ended March 31, 2004, we filed Current Reports on Form 8-K and Form 8-K/A(1) as follows:

January 8, 2004

Item 7

January 8, 2004

Item 7

February 2, 2004

Item 7

February 10, 2004

Item 7

February 26, 2004

Item 4 and 7

(1)  February 26, 2004

Item 4 and 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.

-----------------

 (Registrant)

Date: May 14, 2004

 /s/ Jean Paul Roy

------------------------

Jean Paul Roy

President and Chief Executive Officer

 (Principal Executive Officer and Director)

/s/ Allan J. Kent

----------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting)

EXHIBIT 31.1

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(a)

I, Jean Paul Roy, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of GeoGlobal Resources Inc.;

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

Date: May14, 2004

/s/ Jean Paul Roy

 ------------------------

Jean Paul Roy

President and Chief Executive Officer

EXHIBIT 31.2

       CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(a)

I, Allan J. Kent, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of GeoGlobal Resources Inc.;

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

Date: May 14, 2004

/s/ Allan J. Kent

-------------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 1350

In connection with the Quarterly Report of GeoGlobal Resources Inc. (the Company) on Form 10-QSB for the quarter ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Jean Paul Roy, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jean Paul Roy

------------------------

Jean Paul Roy

President and Chief Executive Officer

May 14, 2004

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 1350

In connection with the Quarterly Report of GeoGlobal Resources Inc. (the Company) on Form 10-QSB for the quarter ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Allan J. Kent, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Allan J. Kent

------------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

May 14, 2004