Form 10QSB
period 2004-06-30
GEOGLOBAL RESOURCES INC
filed 2004-08-16
CIK 896726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004;

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

YES [X]

NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES [  ]                                                    NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2004
COMMON STOCK, PAR VALUE $.001 PER SHARE	55,113,355

Transitional Small Business Disclosure Format

YES [ ]

NO [X]

================================================================================

GEOGLOBAL RESOURCES INC.

(a development stage enterprise)

QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

      Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Consolidated financial statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2004 and

December 31, 2003

1

Consolidated Statements of Operations for the three months ended

June 30, 2004 and June 30, 2003 and for the six months ended

June 30, 2004 and June 30, 2003 and from inception on

August 21, 2002 to June 30, 2004

2

Consolidated Statements of Cash Flows for the three months ended

June 30, 2004 and June 30, 2003 and for the six months ended

June 30, 2004 and June 30, 2003 and from inception on

August 21, 2002 to June 30, 2004

3

Notes to Consolidated Financial Statements

4-11

Item 2.

Management's Discussion and Analysis or Plan of Operations

12

Item 3.

Controls and Procedures

22

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

22

ITEM 1. PART I.	CONSOLIDATED FINANCIAL STATEMENTS FINANCIAL INFORMATION

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30-2004 US $	December 31-2003 US $

Assets
Current
Cash and cash equivalents	5,211,769	7,029,907
Accounts receivable	186,513	81,487
	5,398,282	7,111,394

Property and equipment (note 3)	603,971	295,543
	6,002,253	7,406,937

Liabilities
Current
Accounts payable and accruals	183,631	200,471
Due to related companies (notes 7(b) and 7(c))	69,375	39,475
Note payable (note 7(d))	--	1,000,000
	253,006	1,239,946

Stockholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
55,113,355 common shares (2003 – 55,053,355)	40,551	40,461
Additional paid-in capital (note 4)	6,707,948	6,618,038
Deficit accumulated during the development stage	(999,252)	(491,508)
	5,749,247	6,166,991

	6,002,253	7,406,937
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30-2004 US $	Three months ended June 30-2003 US $	Six months ended June 30-2004 US $	Six months ended June 30-2003 US $	Period from Inception, August 21-2002 to June 30-2004 US $
		(note 10(a))		(note 10(a))	(note 10(b))
Expenses (note 7)
General and administrative	179,490	14,024	273,925	36,460	431,527
Consulting fees	53,319	11,512	126,484	23,840	296,755
Professional fees	54,013	11,313	105,586	19,758	244,322
Depreciation and depletion	15,050	11,272	27,394	15,378	78,542
	301,872	48,121	533,389	95,436	1,051,146
Other expenses (income)
Consulting fees recovered	--	--	(14,300)	--	(53,075)
Equipment costs recovered	--	--	(2,200)	--	(6,445)
Foreign exchange loss	11,425	16,011	3,830	23,074	22,464
Interest income	(7,092)	--	(12,975)	--	(14,838)
	4,333	16,011	(25,645)	23,074	(51,894)

Net loss and comprehensive loss for the period (note 9)	306,205	64,132	507,744	118,510	999,252

Net loss per share – basic and diluted (note 4(d))	0.01	0.00	0.01	0.01
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended June 30-2004 US $	Three months ended June 30-2003 US $	Six months ended June 30-2004 US $	Six months ended June 30-2003 US $	Period from Inception, August 21-2002 to June 30-2004 US $
		(note 10(a))		(note 10(a))	(note 10(b))
Cash flows provided by (used in) operating activities
Net loss	(306,205)	(64,132)	(507,744)	(118,510)	(999,252)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	15,050	11,272	27,394	15,378	78,542
	(291,155)	(52,860)	(480,350)	(103,132)	(920,710)
Changes in operating assets and liabilities:
Accounts receivable	(57,506)	--	(105,026)	--	(111,513)
Accounts payable and accruals	110,284	84,765	(16,840)	84,765	119,846
Due to shareholder	--	19,706	--	19,706	--
Due to related companies	23,124	--	29,900	--	42,395
	(215,253)	51,611	(572,316)	1,339	(869,982)

Cash flows provided by (used in) investing activities
Property and equipment	(200,452)	(76,073)	(335,822)	(117,684)	(682,513)
Cash acquired on acquisition (note 6)	--	--	--	--	3,034,666
	(200,452)	(76,073)	(335,822)	(117,684)	2,352,153

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	75,000	--	90,000	--	6,191,714
Share issuance costs	--	--	--	--	(550,174)
Changes in financing liabilities:
Note payable (note 7(d))	(500,000)	75,000	(1,000,000)	75,000	(2,000,000)
Accounts payable and accruals	--	(38,937)	--	--	61,078
Due to shareholder	--	(3,405)	--	28,714	--
Due to related companies	--	(6,660)	--	13,970	26,980
	(425,000)	25,998	(910,000)	117,684	3,729,598

Net increase (decrease) in cash and cash equivalents	(840,705)	1,536	(1,818,138)	1,339	5,211,769

Cash and cash equivalents, beginning of period	6,052,474	75	7,029,907	272	--

Cash and cash equivalents, end of period	5,211,769	1,611	5,211,769	1,611	5,211,769

Cash and cash equivalents
Current bank accounts	118,936	1,611	118,936	1,611	118,936
Term deposits	5,092,833	--	5,092,833	--	5,092,833
	5,211,769	1,611	5,211,769	1,611	5,211,769
The accompanying notes are an integral part of these Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2004

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

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts with the Gujarat State Petroleum Corporation ("GSPC") and the Government of India and the development thereof.  To date, the Company has not earned revenue from these operations and is considered to be in the development stage.    The recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to complete its obligations in India and upon future profitable operations.

2.

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

These consolidated financial statements include the accounts of GeoGlobal Resources Inc., from the date of acquisition, being August 29, 2003 as well as the accounts of GeoGlobal's wholly-owned legal subsidiaries: (i) GeoGlobal Resources (India) Inc., incorporated under the Business Corporations Act (Alberta), Canada on August 21, 2002 and continued under the Companies Act of Barbados, West Indies on June 27, 2003 and (ii) GeoGlobal Resources (Canada) Inc., incorporated under the Business Corporations Act (Alberta), Canada on September 4, 2003 and its wholly-owned subsidiary GeoGlobal Resources (Barbados) Inc. incorporated under the Companies Act of Barbados, West Indies on September 24, 2003.

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2004

3.

Property and equipment

	June 30-2004 US $	December 31-2003 US $

Exploration costs – India	448,741	178,523
Accumulated depletion	--	--
	448,741	178,523

Computer equipment	233,772	168,168
Accumulated depreciation	(78,542)	(51,148)
	155,230	117,020

	603,971	295,543

a)

Capitalized overhead costs

Included in the US$270,218 of exploration costs additions during the six months ended June 30, 2004 (year ended December 31, 2003 – US$156,598) are certain overhead costs capitalized by the Company in the amount of US$167,267 (year ended December 31, 2003 – US$128,078) directly related to the exploration activities in India.  Of the capitalized overhead amount, US$19,454 (year ended December 31, 2003 – US$ nil) was paid to third parties, and US$147,813 was paid to a related party which is made up of consulting fees of US$100,000 (year ended December 31, 2003 – US$66,666), and travel, hotel, meals and entertainment costs of US$47,813 (year ended December 31, 2003 – US$61,412).   These costs are not reimbursable under the Carried Interest Agreement.

b)

Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a Carried Interest Agreement ("CIA") with GSPC, which grants the Company a 10% carried interest (net 5%) in the Exploration Block KG-OSN-2001/3.   The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

As at June 30, 2004, GSPC has incurred costs of approximately Rs 9,05,80,000  (approximately US$1,970,000) (December 31, 2003 – Rs 4,55,61,213 (approximately US$1,001,191)) attributable to GeoGlobal under the CIA of which 50% is for the account of Roy Group (Mauritius) Inc. ("RGM"), a related party (note 7(a)) under the terms of the Participating Interest Agreement.

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2004

4.

Capital Stock

a)

Common shares

	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GGRI (note 6)	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 1)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
Private placement financing	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	10,000	15	14,985
Balance as at March 31, 2004	55,063,355	40,476	6,633,023

Options exercised for cash	50,000	75	74,925

Balance as at June 30, 2004 (unaudited)	55,113,355	40,551	6,707,948

b)

Warrants

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

None of the above Private Placement Warrants or Broker Warrants were exercised as at June 30, 2004.

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2004

4.

Capital Stock (continued)

c)

Options

During the three months and six months ended June 30, 2004, 50,000 and 60,000 options respectively were exercised at US$1.50 for gross proceeds of US$75,000 and US$90,000, respectively.

d)

Weighted average number of shares

The basic and diluted weighted average number of shares outstanding for the three months and six months ended June 30, 2004 was 35,593,244 and 35,574,454 respectively (three months and six months ended June 30, 2003 was 14,500,000).  The amount for the three months and six months ended June 30, 2003 is deemed to be the number of shares issued to the legal subsidiary pursuant to the reverse takeover transaction described in note 6 reduced by the 19,500,000 shares currently held in escrow.  The basic and diluted weighted average number of shares outstanding for the three months and six months ended June 30, 2004 excludes the 19,500,000 shares currently held in escrow.

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

Under this method compensation cost is measured at fair value at grant date and recognized over the vesting period.  If the fair value based method had been used, the stock based compensation costs, pro-forma net loss and pro-forma net loss per share would be as follows:

Three months ended June 30-2004 US$		Three months ended June 30-2003 US$	Six months ended June 30-2004 US$	Six months ended June 30-2003 US$

Stock based compensation	103,326	--	206,653	--
Net loss
As reported	(306,205)	(64,132)	(507,744)	(118,510)
Pro-forma	(409,531)	(64,132)	(714,397)	(118,510)
Net loss per share – basic and diluted
As reported	(0.01)	(0.00)	(0.01)	(0.00)
Pro-forma	(0.01)	(0.00)	(0.02)	(0.00)

Black-Scholes Assumptions
Fair value of stock options granted (1)	$0.27	--	$0.27	--
Risk-free interest rate	2.61%	--	2.61%	--
Volatility	55%	--	55%	--
Expected life (1)	0.9 years	--	0.9 years	--

(1)  Weighted average

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2004

5.

Stock Options (continued)

c)

Stock option table

These options were granted for services provided to the Company:

Option exercise price US $	Expiry date (mm/dd/yy)	Vesting date (mm/dd/yy)	Balance December 31, 2003 #	Granted during the period #	Exercised #	Balance June 30, 2004 #	Balance exercisable June 30, 2004 #

1.50	08/29/04	Vested	60,000	--	(60,000)	--	--
1.18	08/31/05	Vested	750,000	--	--	750,000	750,000
1.18	08/31/05	08/29/04	875,000	--	--	875,000	--
1.18	08/31/05	01/08/05	375,000	--	--	375,000	--
1.50	08/31/05	Vested	50,000	--	--	50,000	50,000
1.50	08/31/05	08/29/04	425,000	-	--	425,000	--
1.50	08/31/05	01/08/05	470,000	--	--	470,000	--

			3,005,000	--	(60,000)	2,945,000	800,000

Of the 60,000 options exercised in the period, 10,000 were exercised prior to March 31, 2004 and 50,000 were exercised in the period from April 1 to June 30, 2004.

At June 30, 2004, there were 2,000,000 options outstanding which can be exercised at US$1.18 per common share until August 31, 2005 and 945,000 options outstanding which can be exercised at US$1.50 per common share until August 31, 2005.

6.

Acquisition

On August 29, 2003, all of the issued and outstanding shares of GGRI were acquired by GeoGlobal.  The completion of the acquisition resulted in the issuance and delivery by GeoGlobal of 34,000,000 common shares and delivery of GeoGlobal's US$2.0 million promissory note (see note 7(d)) to the sole shareholder of GGRI.  Of such shares, GeoGlobal issued and delivered 14.5 million shares at the closing of the acquisition with the remaining shares delivered in escrow.  Of the remaining 19.5 million shares issued in escrow, 14.5 million shares will be released for delivery only if the results of a 3D seismic program conducted on the KG-OSN-2001/3 Exploration Block during the initial exploration phase establishes the existence of a commercial basis for the commencement of an exploratory drilling program, or upon the actual commencement of a drilling program, and the final 5.0 million shares will be released only if a commercial discovery is declared on Exploration Block KG-OSN-2001/3. Shares not released from escrow will be surrendered back to GeoGlobal. Common shares held during the term of the escrow retain their voting rights.

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

US $
Net assets acquired
Cash	3,034,666
Other current assets	75,000
Current liabilities	(2,706)

Net book value of identifiable assets acquired	3,106,960

Consideration paid
Promissory note issued (note 7(d))	2,000,000
34,000,000 common shares issued par value $0.001	34,000
Additional paid-in capital	1,072,960
3,106,960

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2004

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

b)

Roy Group (Barbados) Inc.

Roy Group (Barbados) Inc. is related to the Company by common management and is controlled by a director of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement ("TSA") with the related party to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The related party receives consideration of US$250,000 per year for an initial term of three years.  During the three months and six months ended June 30, 2004, US$12,501 and US$25,000 respectively (three months and six months ended June 30, 2003 - $nil) was charged as consulting fees in the Consolidated Statement of Operations and during the three months and six months ended June 30, 2004, US$50,000 and US$100,000 respectively (three months and six months ended June 30, 2003 - $nil) was charged to the Property and Equipment account (note 3(a)) for services provided pursuant to the TSA.

The related party was also reimbursed for travel, hotel, meals and entertainment expenses and computer costs incurred during the three months and six months ended June 30, 2004 totaling US$32,169 and US$51,144 respectively (three months and six months ended June 30, 2003 – US$26,721 and US$48,609 respectively).  Of this amount, during the three months and six months ended, US$29,978 and US$47,813 respectively (three months and six months ended June 30, 2003 – US$29,352 and US$45,402 respectively) was charged to the Property and Equipment account (note 3(a)) and during the three months and six months ended, US$2,191 and US$3,331 respectively (three months and six months ended June 30, 2003 – US$2,631 and US$3,207 respectively) was charged to general and administrative in the Consolidated Statement of Operations.

At June 30, 2004, the Company owed Roy Group (Barbados) Inc. US$26,323 (December 31, 2003 - US$41,115) for services provided and expenses incurred pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

c)

D.I. Investments Ltd.

D.I. Investments Ltd. is related to the Company by common management and is controlled by a director of the Company.  During the three months and six months ended June 30, 2004, US$30,000 and US$60,000 respectively (three months and six months ended June 30, 2003 - US$nil) was charged as consulting fees in the Consolidated Statement of Operations.

During the three months and six months ended June 30, 2004, the related party was reimbursed US$13,851 and US$27,451 respectively (three months and six months ended June 30, 2003 – US$3,525 and US$2,095 respectively) for office costs, including rent, parking, supplies and telephone.  During the three months and six months ended June 30, 2004, the related party was also reimbursed US$1,141 and US$2,801 respectively (three months and six months ended June 30, 2003 – US$6,498 and US$17,793 respectively) for travel, hotel, meals and entertainment.  These amounts, for the three months and six months ended June 30, 2004 totaling US$14,992 and US$30,252 respectively (three months and six months ended June 30, 2003 – US$2,973 and US$19,888 respectively) were charged as general and administrative in the Consolidated Statement of Operations.

At June 30, 2004, the Company owed D.I. Investments Ltd. US$43,052 (December 31, 2003 – D.I. Investments owed the Company US$1,640) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

d)

Note payable

On August 29, 2003, as part of the Acquisition (note 6), a US$2,000,000 promissory note was issued to the sole shareholder of GGRI.  The promissory note bears no interest and the capital stock of GGRI has been provided as security.  US$500,000 of the note was paid on August 29, 2003, US$500,000 was paid on October 15, 2003, US$500,000 was paid on January 15, 2004 and US$500,000 was paid on June 30, 2004.

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2004

8.

Segmented information

The Company’s petroleum and natural gas exploration and development activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	June 30-2004	December 31-2003
	Property and equipment US $	Property and equipment US $

Canada	104,870	58,451
India	499,101	237,092
	603,971	295,543

9.

INCOME TAXES

a)

Income tax expense

The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	Three months ended June 30-2004	Three months ended June 30-2003	Six months ended June 30-2004	Six months ended June 30-2003
	US $	US $	US $	US $

Net loss	(306,205)	(64,132)	(507,744)	(118,510)
Expected tax rate (2004 – US tax rate; 2003 – Canada tax rate)	40.66%	39.5%	40.66%	39.5%
Expected income tax recovery	(124,503)	(25,332)	(206,449)	(46,811)
Excess of expected tax rate over tax rate of foreign affiliates	1,481	--	12,303	--
Valuation allowance	121,872	25,332	191,855	46,811
Other	1,150	--	2,291	--
Income tax recovery	--	--	--	--

b)

Deferred income taxes

The Company has not recognized the deferred income tax asset because realization of the asset is less likely than not.  The components of the net deferred income tax asset consist of the following temporary differences:

	June 30-2004 US$	December 31-2003 US$

Difference between tax base and reported amounts of depreciable assets	4,582	5,078
Non-capital loss carry forwards	429,376	117,130
	433,958	122,208
Valuation allowance	(433,958)	(122,208)
Deferred income tax asset	--	--

c)

Loss carry forwards

At June 30, 2004, the Company has US$1,141,755 of available loss carry forwards for income tax purposes in the various jurisdictions which have not been reflected in these consolidated financial statements.  The losses available to reduce US taxable income are approximately $1,026,474 and expire within 20 years.  The losses available to reduce Canadian taxable income are approximately $25,439 and substantially expire within seven years.  The losses available to reduce Barbados taxable income are approximately $89,842 and expire within nine years.

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2004

10.

Comparative figures

a)

The comparative figures have been reclassified to conform to the current period's presentation.  As a result of the reverse takeover outlined in note 1, the comparatives are those of the continuing entity for accounting purposes.

b)

As the Company is in its development stage, these are the accumulated amounts of the continuing entity for the period from inception, being August 21, 2002 to June 30, 2004.

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

Acquisition of GeoGlobal India

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

Operations Update

KG Block

Gujarat State Petroleum Corporation (“GSPC”) has completed the acquisition, processing and interpretation of a 1,298 square kilometre marine 3D seismic program on the KG Block.  Geological mapping has been completed and a number of drillable prospects have been identified.

On April 15, 2004, GSPC contracted Saipem SPA, part of ENI, Italy, for the Saipem Perro Negro 3 jack-up drilling rig to commence a 4 well exploratory drilling program on the KG Block for a period of 200 days.  Under the terms of the contract, GSPC has the option of extending the contract for 6 additional exploratory wells.    On July 31, 2004, drilling operations commenced on the KG#1 well location.  The KG#1 well is situated in shallow waters of approximately 70 meters deep and anticipated to be drilled to a total depth of approximately 3,300 meters.  The KG#1 well location was selected using 3D seismic data previously acquired by the Company and is situated on a structural closure defined by this 3D seismic.  Well operations will take approximately 70 days to drill, log, case, test and evaluate.

Cambay Blocks

We expect that GSPC will commence an onshore 3D seismic acquisition program in the fourth quarter of 2004.  Thereafter, this data will be processed and interpreted.  We do not expect any drilling activities to be conducted on either of these blocks during 2004.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 TO JUNE 30, 2003

Statement of Operations

Three months ended June 30, 2004

During the three months ended June 30, 2004, we had expenses of $301,872 compared with expenses of $48,121 for the three months ended June 30, 2003.  Our general and administrative expenses increased to $179,490 from $14,024 reflecting the additional expenses incurred in the operations of a public entity versus a private corporation including transfer agent fees and services and listing fees for the American Stock Exchange.  These general and administrative expenses also include costs related to the corporate head office including administrative services, rent and office costs.   Our consulting fees of $53,319 during the three months ended June 30, 2004 reflect $12,501 paid under our Technical Services Agreement and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  Professional fees increased to $54,013 during the three months ended June 30, 2004 from $11,313 during the same period in 2003.  Professional fees include those paid to our auditors for audit, accounting and tax advice, fees paid to our legal advisors for services provided with regard to filing various SEC documents and review of our oil and gas agreements.

Our other expenses and income during the three months ended June 30, 2004 resulted in a loss of $4,333 compared to a loss of $16,011 during the same period in 2003.  Included in other income is a foreign exchange loss of $11,425 compared to a loss of $16,011 for the three months ended June 30, 2003.  Our interest income of $7,092 in 2004 arose out of interest earned on our cash balances we held during the quarter.  We held no such cash balances during the same period in 2003.

Reflecting the increased scope of our activities during the three months ended June 30, 2004 as compared to the same period ending June 30, 2003; we had a net loss of $306,205 in 2004 compared to a net loss of $64,132 in 2003.

Six months ended June 30, 2004

During the six months ended June 30, 2004, we had expenses of $533,389 compared with expenses of $95,436 for the six months ended June 30, 2003.  Our general and administrative expenses increased to $273,925 from $36,460 reflecting the additional expenses incurred in the operations of a public entity versus a private corporation including transfer agent fees and services and listing fees for the American Stock Exchange.  These general and administrative expenses also include costs related to the corporate head office including administrative services, rent and office costs.   Our consulting fees of $126,484 during the six months ended June 30, 2004 reflect $25,000 paid under our Technical Services Agreement and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  Professional fees increased to $105,586 during the six months ended June 30, 2004 from $19,758 during the same period in 2003.  Professional fees include those paid to our auditors for audit, accounting and tax advice, fees paid to our legal advisors for services provided with regard to filing various SEC documents and review of our oil and gas agreements.

Our other expenses and income during the six months ended June 30, 2004 resulted in income of $25,645 compared to a loss of $23,074 during the same period in 2003.  Included in other income is a foreign exchange loss of $3,830 compared to a loss of $23,074 for the six months ended June 30, 2003.   During the first six months of 2004, we recovered fees and equipment costs of $16,500 resulting from services provided and billed out to GSPC.  We had no such recovery during the six months ended June 30, 2003.  Our interest income of $12,975 in 2004 arose out of interest earned on our cash balances we held during the quarter.  We held no such cash balances during the same period in 2003.

Reflecting the increased scope of our activities during the six months ended June 30, 2004 as compared to the same period ending June 30, 2003; we had a net loss of $507,744 in 2004 compared to a net loss of $118,510 in 2003.

Liquidity and Capital Resources

At June 30, 2004, our cash and cash equivalents were $5,211,769.  The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.

Three months ended June 30, 2004

The reduction in our cash and cash equivalents from $6,052,474 at March 31, 2004 is primarily the result of funds used in operating, investing and financing as follows.

Our net cash used in operating activities during the three months ended June 30, 2004 was $215,253 as compared to a net cash provided of $51,611 for the same period in 2003.  This is as a direct result of our increased activities during the period.

Cash used in investing activities for the three months ended June 30, 2004 was $200,452 compared to $76,073 for the same period in 2003 for the purchase of property and equipment.

Cash used in financing activities for the three months ended June 30, 2004 included the repayment of $500,000 against the note payable, net of $75,000 realized from the issuance of 50,000 shares of common stock on the exercise of options.  We had no proceeds from the issuance of common stock during the same period in 2003.

Six months ended June 30, 2004

The reduction in cash and cash equivalents from $7,029,907 at December 31, 2003 is primarily the result of funds used in operating, investing and financing as follows.

Our net cash used in operating activities during the six months ended June 30, 2004 was $572,316 as compared to a net cash provided of $1,399 for the same period in 2003.  This is as a direct result of our increased activities during the period.

Cash used in investing activities for the six months ended June 30, 2004 was $335,822 compared to $117,684 for the same period in 2003 for the purchase of property and equipment.

Cash used in financing activities for the six months ended June 30, 2004 included the repayment of $1,000,000 against the note payable, net of $90,000 realized from the issuance of 60,000 shares of common stock on the exercise of options.  We had no proceeds from the issuance of common stock during the same period in 2003.

Upon the completion of the acquisition of GeoGlobal India on August 29, 2003, our current assets (primarily cash and cash equivalents) were $3,109,666.  At that time we had current liabilities of $2,706.  As partial consideration for the purchase of GeoGlobal India, we incurred indebtedness of $2,000,000 of which $1,000,000 was paid by December 31, 2003, $500,000 was paid on January 15, 2004 and the remaining balance of $500,000 was paid on June 30, 2004.

At June 30, 2004, the Operator of the KG Block, GSPC, has expended on exploration activities approximately $1,970,000 attributable to us under the Carried Interest Agreement as compared to $1,001,191 at December 31, 2003 and $887,121 at June 30, 2003.  Under the terms of the Production Sharing Contract, GSPC is committed to expend further funds for the exploration of and drilling on the KG Block.  We estimate that these expenditures attributable to us will total approximately $11 million over the 6.5 year term of the Production Sharing Contract.  Additional expenditures may be required for the completion of commercially successful wells.  Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement.

We will not realize cash flow from this venture until such time as the expenditures attributed to us, and including those expenditures made for the account of Roy Group (Mauritius) Inc. under the Carried Interest Agreement have been recovered by Gujarat State Petroleum Corporation from future production revenue.

We have committed to expend an aggregate of approximately $2.5 million for exploration activities under the terms of the Production Sharing Contracts on the Cambay Blocks over a period of 6 years.  As at June 30, 2004, we have incurred costs of $102,951 with respect to these contracts.  We estimate that our expenditures for these purposes during the balance of the 2004 fiscal year will be approximately $200,000, based upon our 10% participating interest in these Production Sharing Contracts.

We do not at this time, have any present plans to make any large acquisition, nor do we expect to make any significant changes to our personnel.

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

32.1

Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

32.2

Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

b)

Reports on Form 8-K

During the quarter ended June 30, 2004, we filed Current Reports on Form 8-K as follows:

Date of Report

Item Reported

April 15, 2004

Item 7

May 5, 2004

Item 7

May 19, 2004

Item 7

June 10, 2004

Item 7

June 15, 2004

Item 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.

-----------------

 (Registrant)

Date: August 13, 2004

 /s/ Jean Paul Roy

------------------------

Jean Paul Roy

President and Chief Executive Officer

 (Principal Executive Officer and Director)

/s/ Allan J. Kent

------------------------

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

Date: August 13, 2004

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

Date: August 13, 2004

/s/ Allan J. Kent

------------------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 1350

In connection with the Quarterly Report of GeoGlobal Resources Inc. (the Company) on Form 10-QSB for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Jean Paul Roy, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jean Paul Roy

------------------------

Jean Paul Roy

President and Chief Executive Officer

August 13, 2004

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 1350

In connection with the Quarterly Report of GeoGlobal Resources Inc. (the Company) on Form 10-QSB for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Allan J. Kent, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Allan J. Kent

------------------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

August 13, 2004