Form 10QSB
period 2004-11-11
GEOGLOBAL RESOURCES INC
filed 2004-11-12
CIK 896726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004;

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

YES [X]

NO [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2004
COMMON STOCK, PAR VALUE $.001 PER SHARE	55,182,455

Transitional Small Business Disclosure Format

YES [ ]

NO [X]

================================================================================

GEOGLOBAL RESOURCES INC.

(a development stage enterprise)

QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

      Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Consolidated financial statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2004 and

December 31, 2003

1

Consolidated Statements of Operations for the three months ended

September 30, 2004 and September 30, 2003 and for the nine months ended

September 30, 2004 and September 30, 2003 and from inception on

August 21, 2002 to September 30, 2004

2

Consolidated Statements of Cash Flows for the three months ended

September 30, 2004 and September 30, 2003 and for the nine months ended

September 30, 2004 and September 30, 2003 and from inception on

August 21, 2002 to September 30, 2004

3

Notes to Consolidated Financial Statements

4-12

Item 2.

Management's Discussion and Analysis or Plan of Operations

13

Item 3.

Controls and Procedures

25

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

25

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS PART I. FINANCIAL INFORMATION
GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30-2004 US $	December 31-2003 US $

Assets
Current
Cash and cash equivalents	4,640,906	7,029,907
Restricted cash (note 10(c))	206,796	--
	4,847,702	7,029,907
Accounts receivable	205,013	81,487
	5,052,715	7,111,394

Property and equipment (note 3)	665,633	295,543
	5,718,348	7,406,937

Liabilities
Current
Accounts payable and accruals	24,160	200,471
Due to related companies (notes 7(b) and 7(c))	100,606	39,475
Note payable (note 7(d))	--	1,000,000
	124,766	1,239,946

Stockholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
55,118,355 common shares (2003 – 55,053,355)	40,526	40,461
Additional paid-in capital (note 4)	6,715,473	6,618,038
Deficit accumulated during the development stage	(1,162,417)	(491,508)
	5,593,582	6,166,991

	5,718,348	7,406,937
See Commitments (note 10) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended Sept 30-2004 US $	Three months ended Sept 30-2003 US $	Nine months ended Sept 30-2004 US $	Nine months ended Sept 30-2003 US $	Period from Inception, August 21-2002 to Sept 30-2004 US $
		(note 11(a))		(note 11(a))	(note 11(b))
Expenses (note 7)
General and administrative	83,322	68,454	357,247	128,754	514,849
Consulting fees	60,474	20,833	186,958	20,833	357,229
Professional fees	10,504	58,017	116,090	77,775	254,826
Depreciation and depletion	15,908	10,472	43,302	25,850	94,450
	170,208	157,776	703,597	253,212	1,221,354
Other expenses (revenues)
Consulting fees recovered	--	--	(14,300)	--	(53,075)
Equipment costs recovered	--	--	(2,200)	--	(6,445)
Foreign exchange	(657)	(6,446)	3,173	16,628	21,807
Interest	(6,386)	(1,157)	(19,361)	(1,157)	(21,224)
	(7,043)	(7,603)	(32,688)	15,471	(58,937)

Net loss and comprehensive loss for the period (note 9)	163,165	150,173	670,909	268,683	1,162,417

Net loss per share – basic and diluted (note 4(d))	0.00	0.01	0.02	0.01
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended Sept 30-2004 US $	Three months ended Sept 30-2003 US $	Nine months ended Sept 30-2004 US $	Nine months ended Sept 30-2003 US $	Period from Inception, August 21-2002 to Sept 30-2004 US $
		(note 11(a))		(note 11(a))	(note 11(b))
Cash flows provided by (used in) operating activities
Net loss	(163,165)	(150,173)	(670,909)	(268,683)	(1,162,417)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	15,908	10,472	43,302	25,850	94,450
	(147,257)	(139,701)	(627,607)	(242,833)	(1,067,967)

Changes in operating assets and liabilities:
Accounts receivable	13,390	--	(91,636)	75,000	(98,123)
Accounts payable and accruals	(159,471)	64,195	(176,311)	148,960	(39,625)
Due to shareholder	--	(26,658)	--	(6,952)	--
Due to related companies	31,231	--	61,131	--	73,626
	(262,107)	(102,164)	(834,423)	(25,825)	(1,132,089)

Cash flows provided by (used in) investing activities
Property and equipment	(109,460)	(40,781)	(445,282)	(158,465)	(791,973)
Cash acquired on acquisition (note 6)	--	3,034,666	--	3,034,666	3,034,666
Restricted cash (note 10(c))	(206,796)	--	(206,796)	--	(206,796)
	(316,256)	2,993,885	(652,078)	2,876,201	2,035,897

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	7,500	101,650	97,500	101,650	6,199,214
Share issuance costs	--	(22,850)	--	(66,850)	(550,174)
Changes in financing liabilities:
Note payable (note 7(d))	--	(500,000)	(1,000,000)	(500,000)	(2,000,000)
Accounts payable and accruals	--	--	--	--	61,078
Due to shareholder	--	(66,712)	--	(37,998)	--
Due to related companies	--	(5,076)	--	52,894	26,980
	7,500	(492,988)	(902,500)	(450,304)	3,737,098

Net increase (decrease) in cash and cash equivalents	(570,863)	2,398,733	(2,389,001)	2,400,072	4,640,906

Cash and cash equivalents, beginning of period	5,211,769	1,611	7,029,907	272	--

Cash and cash equivalents, end of period	4,640,906	2,400,344	4,640,906	2,400,344	4,640,906

Cash and cash equivalents
Current bank accounts	154,208	200,084	154,208	200,084	154,208
Term deposits	4,486,698	2,200,260	4,486,698	2,200,260	4,486,698
	4,640,906	2,400,344	4,640,906	2,400,344	4,640,906
The accompanying notes are an integral part of these Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2004

1.

Nature of operations

On August 29, 2003, all of the issued and outstanding shares of GeoGlobal Resources (India) Inc. ("GeoGlobal India") were acquired by GeoGlobal Resources Inc., formerly Suite101.com, Inc. .  As a result of the transaction, the former shareholder of GeoGlobal India held approximately 69.3% of the issued and outstanding shares of GeoGlobal Resources Inc.  This transaction is considered an acquisition of GeoGlobal Resources Inc. (the accounting subsidiary and legal parent) by GeoGlobal India (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of GeoGlobal Resources Inc. by GeoGlobal India.  Accordingly, this transaction represents a recapitalization of GeoGlobal India, the legal subsidiary, effective August 29, 2003.  These consolidated financial statements are issued under the name of GeoGlobal Resources Inc. but are a continuation of the financial statements of the accounting acquirer, GeoGlobal India.  The assets and liabilities of GeoGlobal India are included in the consolidated financial statements at their historical carrying amounts. As a result, the stockholders' equity of GeoGlobal Resources Inc. is eliminated and these consolidated financial statements reflect the results of operations of GeoGlobal Resources Inc. only from the date of the acquisition (refer to acquisition note 6).

GeoGlobal Resources Inc. changed its name from Suite101.com, Inc. after receiving shareholder approval at the Annual Shareholders Meeting held on January 8, 2004.  Collectively, GeoGlobal Resources Inc., GeoGlobal India and its other wholly-owned direct and indirect subsidiaries, are referred to as the "Company" or “GeoGlobal”.

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts (“PSC”) with the Gujarat State Petroleum Corporation ("GSPC") and the Government of India and the development thereof.  To date, the Company has not earned revenue from these operations and is considered to be in the development stage.    The recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to complete its obligations in India and upon future profitable operations.

2.

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

These consolidated financial statements include the accounts of GeoGlobal Resources Inc., from the date of acquisition, being August 29, 2003 as well as the accounts of GeoGlobal's direct and indirect wholly-owned subsidiaries: (i) GeoGlobal Resources (India) Inc., incorporated under the Business Corporations Act (Alberta), Canada on August 21, 2002 which was continued under the Companies Act of Barbados, West Indies on June 27, 2003 and (ii) GeoGlobal Resources (Canada) Inc., incorporated under the Business Corporations Act (Alberta), Canada on September 4, 2003 and (iii) GeoGlobal Resources (Barbados) Inc. incorporated under the Companies Act of Barbados, West Indies on September 24, 2003, which is the wholly-owned subsidiary of GeoGlobal Resources (Canada) Inc.

3.

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2004

4.

Property and equipment

	September 30-2004 US $	December 31-2003 US $

Exploration costs – India (note 3(a))	516,482	178,523
Accumulated depletion	--	--
	516,482	178,523

Computer equipment	243,601	168,168
Accumulated depreciation	(94,450)	(51,148)
	149,151	117,020

	665,633	295,543

a)

Capitalized overhead costs

Included in the US$337,959 of exploration cost additions during the nine months ended September 30, 2004 (year ended December 31, 2003 – US$156,598) are certain overhead costs capitalized by the Company in the amount of US$252,299 (year ended December 31, 2003 – US$128,078) directly related to the exploration activities in India.  Of the capitalized overhead amount, US$55,974 (year ended December 31, 2003 – US$ nil) was paid to third parties, and US$208,716 was paid to and on behalf of a related party (three months ended September 30, 2004 – US$66,986) (see note 7(b)).   These costs are not reimbursable under the Carried Interest Agreement.

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

As at September 30, 2004, GSPC has incurred costs of approximately Rs 16.65 Crore (approximately US$3.63 million) (December 31, 2003 – Rs 4.56 Crore (approximately US$1.00 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of Roy Group (Mauritius) Inc. ("RGM"), a related party (note 7(a)) under the terms of the Participating Interest Agreement.

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2004

4.

Capital Stock

a)

Common shares

	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India (note 6)	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 1)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
Private placement financing	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Broker warrants exercised for cash	5,000	5	7,495
Options exercised for cash	60,000	60	89,940

Balance as at September 30, 2004	55,118,355	40,526	6,715,473

b)

Warrants

i)

Private Placement Financing

On December 23, 2003, GeoGlobal completed a brokered private placement of 5,800,000 units at US$1.00 each, together with a concurrent private placement of an additional 200,000 units on the same terms, for aggregate gross cash total proceeds of $6,000,000.  Each unit was comprised of one common share and one half of one warrant ("Private Placement Warrant"), where one full Private Placement Warrant entitles the holder to purchase one additional common share for US$2.50, for a term of two years from date of closing.  The Private Placement Warrants are subject to accelerated expiration 30 days after issuance of a news release to that effect in the event that the common shares trade at US$4.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the 1933 Act and the hold period for Canadian subscribers has expired.

Costs of US$483,325 were incurred in issuing shares under this Private Placement Financing which included a fee equal to 6% of the gross proceeds raised in the brokered offering.  Also issued as additional consideration for this transaction were 580,000 Broker Warrants.

None of the Private Placement Warrants were exercised as at September 30, 2004.

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

During the three months ended September 30, 2004, 5,000 Broker Warrants were exercised at US$1.50 for gross proceeds of US$7,500.

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2004

4.

Capital Stock (continued)

c)

Options

During the three months and nine months ended September 30, 2004, nil and 60,000 options respectively were exercised at US$1.50 for gross proceeds of US$nil and US$90,000, respectively.

d)

Weighted average number of shares

The basic and diluted weighted average number of shares outstanding for the three months and nine months ended September 30, 2004 was 45,287,290 and 38,815,763 respectively (three months and nine months ended September 30, 2003 was 14,500,000).  The amount for the three months and nine months ended September 30, 2003 is deemed to be the number of shares issued to the legal subsidiary pursuant to the reverse takeover transaction described in note 6 reduced by the 19,500,000 shares that were held in escrow.  As 14,500,000 shares were released from escrow on July 31, 2004, the basic and diluted weighted average number of shares outstanding for the three months and nine months ended September 30, 2004 excludes only the remaining 5,000,000 shares currently held in escrow.

5.

Stock Options

a)

The Company’s 1998 Stock Incentive Plan

Under the terms of the 1998 Stock Incentive Plan (the "Plan"), 3,900,000 common shares have been reserved for issuance on exercise of options granted under the Plan.    The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control of the Company.

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

Under this method compensation cost is measured at fair value at grant date and recognized over the vesting period.  If the fair value based method had been used, the stock based compensation costs, pro-forma net loss and pro-forma net loss per share would be as follows:

	Three months ended Sept 30-2004 US$	Three months ended Sept 30-2003 US$	Nine months ended Sept 30-2004 US$	Nine months ended Sept 30-2003 US$

Stock based compensation	103,326	--	309,980	--
Net loss
As reported	(163,165)	(150,173)	(670,909)	(268,683)
Pro-forma	(266,491)	(150,173)	(980,889)	(268,683)
Net loss per share – basic and diluted
As reported	(0.00)	(0.01)	(0.02)	(0.01)
Pro-forma	(0.01)	(0.00)	(0.03)	(0.00)

Black-Scholes Assumptions
Fair value of stock options granted (1)	$0.27	--	$0.27	--
Risk-free interest rate	2.61%	--	2.61%	--
Volatility	55%	--	55%	--
Expected life (1)	0.9 years	--	0.9 years	--

(1)  Weighted average

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2004

5.

Stock Options (continued)

c)

Stock option table

These options were granted for services provided to the Company:

Option exercise price US $	Expiry date (mm/dd/yy)	Vesting date (mm/dd/yy)	Balance December 31, 2003 #	Granted during the period #	Exercised #	Balance Sept 30, 2004 #	Balance exercisable Sept 30, 2004 #

1.50	08/29/04	Vested	60,000	--	(60,000)	--	--
1.18	08/31/05	Vested	750,000	--	--	750,000	750,000
1.18	08/31/05	Vested	875,000	--	--	875,000	875,000
1.18	08/31/05	01/08/05	375,000	--	--	375,000	--
1.50	08/31/05	Vested	50,000	--	--	50,000	50,000
1.50	08/31/05	Vested	425,000	-	--	425,000	425,000
1.50	08/31/05	01/08/05	470,000	--	--	470,000	--

			3,005,000	--	(60,000)	2,945,000	2,100,000

Of the 60,000 options exercised in the period, 10,000 were exercised in the three month period ending March 31, 2004 and 50,000 were exercised in the period from April 1 to June 30, 2004.

At September 30, 2004, there were 2,000,000 options outstanding which can be exercised at US$1.18 per common share until August 31, 2005 and 945,000 options outstanding which can be exercised at US$1.50 per common share until August 31, 2005.

6.

Acquisition

On August 29, 2003, all of the issued and outstanding shares of GeoGlobal India were acquired by GeoGlobal Resources Inc.  The completion of the acquisition resulted in the issuance and delivery by GeoGlobal Resources Inc. of 34,000,000 common shares and delivery of GeoGlobal Resources Inc.'s US$2.0 million promissory note (see note 7(d)) to the sole shareholder of GeoGlobal India.  Of such shares, GeoGlobal Resources Inc. delivered 14.5 million shares at the closing of the acquisition and the remaining 19.5 million shares were delivered in escrow.  Of the escrow shares, 14.5 million shares were released from escrow on July 31, 2004 on the commencement of a drilling program on the KG Block, with the remaining 5.0 million shares to be released only if a commercial discovery is declared on the KG Block. Shares not released from escrow will be surrendered back to GeoGlobal Resources Inc.  Common shares held during the term of the escrow retain their voting rights.

As discussed in note 1, the acquisition of GeoGlobal India by GeoGlobal Resources Inc. was accounted for as a reverse takeover transaction.  As a result, the cost of the transaction was determined based upon the net assets of GeoGlobal Resources Inc. deemed to have been acquired.  These consolidated financial statements include the results of operations of GeoGlobal Resources Inc. from the date of acquisition.  The net identifiable assets acquired of GeoGlobal Resources Inc. are as follows:

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

September 30, 2004

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

b)

Roy Group (Barbados) Inc.

Roy Group (Barbados) Inc. is related to the Company by common management and is controlled by a director of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement ("TSA") with the related party to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The related party receives consideration of US$250,000 per year for an initial term of three years as outlined and recorded below:

	Three months ended Sept 30-2004	Three months ended Sept 30-2003	Nine months ended Sept 30-2004	Nine months ended Sept 30-2003
	US $	US $	US $	US $
Consolidated Statement of Operations
Consulting fees	12,500	20,833	37,500	20,833
Consolidated Balance Sheets
Property and equipment
Exploration costs - India (note 3(a))	50,000	--	150,000	--
	62,500	20,833	187,500	20,833

The related party was also reimbursed for medical, insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed to third parties incurred during the periods as outlined and recorded below:

	Three months Ended Sept 30-2004	Three months ended Sept 30-2003	Nine months ended Sept 30-2004	Nine months ended Sept 30-2003
	US $	US $	US $	US $
Consolidated Statement of Operations
General and administrative	6,906	23,735	10,237	27,066
Consolidated Balance Sheets
Accounts receivable	19,971	--	19,971	--
Property and equipment
Exploration costs - India (note 3(a))	16,986	--	58,716	45,402
Computer equipment	1,350	--	7,433	--
	45,213	23,735	96,357	72,468

At September 30, 2004, the Company owed Roy Group (Barbados) Inc. US$70,598 (December 31, 2003 - US$41,115) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2004

7.

Related party transactions (continued)

c)

D.I. Investments Ltd.

D.I. Investments Ltd. is related to the Company by common management and is controlled by a director of the Company.  The related party charged as consulting fees for services rendered as outlined and recorded below:

	Three months ended Sept 30-2004	Three months ended Sept 30-2003	Nine months ended Sept 30-2004	Nine months ended Sept 30-2003
	US $	US $	US $	US $
Consolidated Statement of Operations
Consulting fees	30,000	--	90,000	--
	30,000	--	90,000	--

The related party was also reimbursed for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

	Three months ended Sept 30-2004	Three months ended Sept 30-2003	Nine months ended Sept 30-2004	Nine months ended Sept 30-2003
	US $	US $	US $	US $
Consolidated Statement of Operations
General and administrative
Office costs	12,281	6,842	39,732	8,937
Travel, hotel, meals and entertainment	7	1,759	2,808	19,552
	12,288	8,601	42,540	28,489

At September 30, 2004, the Company owed D.I. Investments Ltd. US$30,008 (December 31, 2003 – D.I. Investments owed the Company US$1,640) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

d)

Note payable

On August 29, 2003, as part of the Acquisition (note 6), a US$2,000,000 promissory note was issued to the sole shareholder of GeoGlobal India.   US$500,000 of the note was paid on August 29, 2003, US$500,000 was paid on October 15, 2003, US$500,000 was paid on January 15, 2004 and US$500,000 was paid on June 30, 2004.  The promissory note was non-interest bearing and the capital stock of GeoGlobal India collateralized the repayment of the note.  The collateral has been released.

8.

Segmented information

The Company’s petroleum and natural gas exploration and development activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	September 30-2004	December 31-2003
	Property and equipment US $	Property and equipment US $

Canada	102,176	58,451
India	563,457	237,092
	665,633	295,543

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2004

9.

Income Taxes

a)

Income tax expense

The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	Three months ended Sept 30-2004	Three months ended Sept 30-2003	Nine months ended Sept 30-2004	Nine months ended Sept 30-2003
	US $	US $	US $	US $

Net loss	(163,165)	(150,173)	(670,909)	(268,683)
Expected US tax rate	40.66%	40.66%	40.66%	40.66%

Expected income tax recovery	(66,343)	(61,060)	(272,792)	(109,247)
Excess of expected tax rate over tax rate of foreign affiliates	26,457	--	38,760	--
Valuation allowance	39,678	61,060	231,533	109,247
Other	208	--	2,499	--
Income tax recovery	--	--	--	--

b)

Deferred income taxes

The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized.  The components of the net deferred income tax asset consist of the following temporary differences:

	September 30-2004 US$	December 31-2003 US$

Difference between tax base and reported amounts of depreciable assets	7,588	5,078
Non-capital loss carry forwards	465,879	117,130
	473,467	122,208
Valuation allowance	(473,467)	(122,208)
Deferred income tax asset	--	--

c)

Loss carry forwards

At September 30, 2004, the Company has US$1,288,253 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

Tax Jurisdiction	Amount US$	Expiry Dates Commence
United States	1,114,159	2023
Canada	23,419	2010
Barbados	150,675	2012

GeoGlobal Resources Inc.

(a development stage enterprise)

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2004

10.

Commitments

a)

Pursuant to the PSC in respect of the onshore area identified as Cambay Block CB-ONN-2002/2 (“Mehsana”), on August 18, 2004, the Company executed a Financial and Performance Guarantee to the Government of India to fulfill the Company’s obligations under the terms of the PSC, which includes the completion of its 10% share of a minimum work commitment for Phase I, estimated to be approximately US$606,000.

b)

Pursuant to the PSC in respect of the onshore area identified as Cambay Block CB-ONN-2002/3 (“Sanand”), on August 24, 2004, the Company executed a Financial and Performance Guarantee to the Government of India to fulfill the Company’s obligations under the terms of the PSC, which includes the completion of its 10% share of a minimum work commitment for Phase I, estimated to be approximately US$1,097,000.

c)

The Company has provided to the Government of India two irrevocable letters of credit totalling US$206,796 (Mehsana US$74,530 and Sanand US$132,266) secured by term deposits of the Company in the same amount as guarantees for the performance of the minimum work commitments for the first budget period ending March 31, 2005 of Phase I of both Cambay Blocks.

11.

Comparative figures

a)

The comparative figures have been reclassified to conform to the current period's presentation.  As a result of the reverse takeover outlined in note 1, the comparatives are those of the continuing entity for accounting purposes.

b)

As the Company is in its development stage, these are the accumulated amounts of the continuing entity for the period from inception, being August 21, 2002 to September 30, 2004.

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

Acquisition of GeoGlobal India

On August 29, 2003, we completed the acquisition of all of the issued and outstanding stock of GeoGlobal Resources (India) Inc. ("GeoGlobal India"), which thereby became our wholly-owned subsidiary.  The completion of the transaction resulted in the issuance by us of 34,000,000 shares of our Common Stock, among other things.  Under generally accepted accounting principles, this transaction is accounted for as a reverse takeover transaction and for accounting purposes, this transaction is considered an acquisition of GeoGlobal Resources Inc. (the legal parent treated as the accounting subsidiary) by GeoGlobal India (the legal subsidiary treated as the accounting parent) and has been accounted for as a purchase of the net assets of GeoGlobal Resources Inc. by GeoGlobal India.  Accordingly, this transaction represents a recapitalization of GeoGlobal India, the legal subsidiary, effective August 29, 2003.  These consolidated financial statements are issued under the name of our parent, GeoGlobal Resources Inc. but are a continuation of the financial statements of the accounting acquirer.  GeoGlobal India’s assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. As a result, the stockholders' equity of GeoGlobal Resources Inc. is eliminated and these consolidated financial statements reflect the results of operations of GeoGlobal Resources Inc. only from the date of the acquisition.

Operations Update

KG Block

Gujarat State Petroleum Corporation (“GSPC”), as operator has completed the acquisition, processing and interpretation of a 1,298 square kilometre marine 3D seismic program on the KG Block.  Geological mapping has been completed and a number of drillable prospects have been identified.

On April 15, 2004, GSPC contracted Saipem SPA, part of ENI, Italy, for the Saipem Perro Negro 3 jack-up drilling rig to commence a 4 well exploratory drilling program on the KG Block for a period of 200 days.  Under the terms of the contract, GSPC has the option of extending the contract for 6 additional exploratory wells.

On July 31, 2004, drilling operations commenced on the KG#1 well location which is situated in shallow waters of approximately 70 meters deep.  On November 4, 2004, we announced that the KG#1 well had been drilled to a depth of 2,620 meters and that a logging program had been completed. We further announced that based upon log analyses, GSPC is currently testing and evaluating this well for hydrocarbons.  These log analyses are preliminary and exploratory and there can be no assurance that the outcome of these tests and evaluations will demonstrate the presence of hydrocarbons in commercially recoverable quantities or that any hydrocarbons that are present are capable of being recovered.

Upon completion of the testing and evaluating, the Saipem Perro Negro 3 drilling rig will move to the KG#2 well location which is approximately 2.5 kilometers due north of the KG#1 well and is situated in shallow waters of approximately 70 meters deep.

Cambay Blocks

On February 6, 2004, The Company and our joint venture participants, signed Production Sharing Contracts (“PSC”) with respect to two onshore exploration blocks, previously referred to as the CB-9 Block and the CB-10 Block, in the Cambay Basin, located in the State of Gujarat in northwest India.  We hold a 10% participating interest under each of the contracts.  Each of the contracts provides that exploration activities are to be conducted in three phases with the first phase covering a period of 2.5 years, the second phase covering a period of 2.0 years and the last phase covering a period of 1.5 years, for a maximum total duration of 6.0 years for all three phases.

Mehsana (Exploration Block CB-ONN-2002/2) (CB-9 Block)

The Phase I minimum work commitment under the terms of the PSC is (i) to acquire 75 square kilometres of 3D seismic; (ii) reprocess 650 kilometres of 2D seismic; and (iii) drill 7 exploratory wells between 1,000 and 2,200 meters.  The term of Phase I is 2.5 years from May 21, 2004.

We expect that Jubilant Enpro Private Ltd. as operator, will commence an onshore 3D seismic acquisition program in the fourth quarter of 2004.  Thereafter, this data will be processed and interpreted.  We do not expect any drilling activities to be conducted on this block during 2004.

Pursuant to the PSC, the Company executed on August 18, 2004, a Financial and Performance Guarantee to the Government of India to fulfill GeoGlobal’s obligations under the terms of the PSC, which includes the completion of its 10% participating interest share of the minimum work commitment for Phase I, estimated to be approximately $606,000.

As a guarantee for our performance of the minimum work commitment for the first year of Phase I, the Company provided the Government of India a Letter of Credit in the amount of $74,530.

Sanand (Exploration Block CB-ONN-2002/3) (CB-10 Block)

The Phase I minimum work commitment under the terms of the PSC is (i) to acquire 200 square kilometres of 3D seismic; (ii) reprocess 1,000 kilometres of 2D seismic; and (iii) drill 12 exploratory wells between 1,500 and 3,000 meters.  The term of Phase I is 2.5 years from July 29, 2004.

We expect that GSPC as operator, will commence an onshore 3D seismic acquisition program in the fourth quarter of 2004.  Thereafter, this data will be processed and interpreted.  We do not expect any drilling activities to be conducted on this block during 2004.

Pursuant to the PSC, the Company executed on August 24, 2004, a Financial and Performance Guarantee to the Government of India to fulfill GeoGlobal’s obligations under the terms of the PSC, which includes the completion of its 10% participating interest share of the minimum work commitment for Phase I, estimated to be approximately $1,097,000.

As a guarantee for our performance of the minimum work commitment for the first year of Phase I, the Company provided the Government of India a Letter of Credit in the amount of $132,266.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 TO SEPTEMBER 30, 2003

Statement of Operations

Three months ended September 30, 2004

During the three months ended September 30, 2004, we had expenses of $170,208 compared with expenses of $157,776 for the three months ended September 30, 2003.  Our general and administrative expenses increased to $83,322 from $68,454 reflecting the additional expenses incurred in the operations of a public entity versus a private corporation including transfer agent fees and services.  These general and administrative expenses also include costs related to the corporate head office including administrative services, rent and office costs.   Our consulting fees of $60,474 during the three months ended September 30, 2004 reflect $12,500 paid under our Technical Services Agreement compared to $20,833 for the same period in 2003 plus other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters which were not incurred in the same period in 2003.  Professional fees decreased to $10,504 during the three months ended September 30, 2004 from $58,017 during the same period in 2003.  Professional fees include those paid to our auditors for audit, accounting and tax advice, fees paid to our legal advisors for services provided with regard to filing various SEC documents and review of our oil and gas agreements.

Depreciation and depletion increased to $15,908 compared to $10,472 for the same period in 2003.  This was as a result of our acquisition of additional computer equipment throughout 2004.

Our other expenses and revenues during the three months ended September 30, 2004 resulted in revenue of $7,043 compared to $7,603 during the same period in 2003.  Included in other revenue is a foreign exchange gain of $657 compared to $6,446 for the three months ended September 30, 2003.  Our interest revenue of $6,386 in 2004 arose out of interest earned on our cash balances we held during the quarter.  We held cash balances for only one month during the same period in 2003.

Reflecting the increased scope of our activities during the three months ended September 30, 2004 as compared to the same period ending September 30, 2003; we had a net loss of $163,165 in 2004 compared to a net loss of $150,173 in 2003.

Nine months ended September 30, 2004

During the nine months ended September 30, 2004, we had expenses of $703,597 compared with expenses of $253,212 for the nine months ended September 30, 2003.  Our general and administrative expenses increased to $357,247 from $128,754 reflecting the additional expenses incurred in the operations of a public entity versus a private corporation including transfer agent fees and services, and listing fees for the American Stock Exchange.  These general and administrative expenses also include costs related to the corporate head office including administrative services, rent and office costs.   Our consulting fees of $186,958 during the nine months ended September 30, 2004 reflect $37,500 paid under our Technical Services Agreement compared to $20,833 for the same period in 2003.  Consulting fees for the nine months ended September 30, 2004 also include other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters which were not incurred in the same period in 2003.  Professional fees increased to $116,090 during the nine months ended September 30, 2004 from $77,775 during the same period in 2003.  Professional fees include those paid to our auditors for audit, accounting and tax advice, fees paid to our legal advisors for services provided with regard to filing various SEC documents and review of our oil and gas agreements.

Depreciation and depletion increased to $43,302 compared to $25,850 for the same period in 2003.  This was as a result of our acquisition of additional computer equipment throughout 2004.

Our other expenses and revenues during the nine months ended September 30, 2004 resulted in revenue of $32,688 compared to a loss of $15,471 during the same period in 2003.  Included in other revenue is a foreign exchange loss of $3,173 compared to a loss of $16,628 for the nine months ended September 30, 2003.   During the first nine months of 2004, we recovered fees and equipment costs of $16,500 resulting from services provided and billed out to GSPC.  We had no such recovery during the nine months ended September 30, 2003.  Our interest revenue of $19,361 in 2004 arose out of interest earned on our cash balances we held during the period.  We held cash balances for only one month during the same period in 2003.

Reflecting the increased scope of our activities during the nine months ended September 30, 2004 as compared to the same period ending September 30, 2003; we had a net loss of $670,909 in 2004 compared to a net loss of $268,683 in 2003.

Liquidity and Capital Resources

At September 30, 2004, our cash and cash equivalents were $4,640,906.  The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.

Three months ended September 30, 2004

The reduction in our cash and cash equivalents from $5,211,769 at June 30, 2004 is primarily the result of funds used in operating, investing and financing as follows:

Our net cash used in operating activities during the three months ended September 30, 2004 was $262,107 as compared to $102,164 for the same period in 2003.  This is as a direct result of our increased activities during the period.

Cash used in investing activities for the three months ended September 30, 2004 was $316,256.  Of this amount, $109,460 was for the purchase of property and equipment and cash calls included in accounts receivable compared to $40,781 for the same period in 2003.   The balance of $206,796 is held in term deposits which are held as security for two Letters of Credit issued to the Government of India (see Operations Update).  Cash of $3,034,666 was provided on the reverse takeover of GeoGlobal India in the third quarter of 2003.

Cash provided by financing activities for the three months ended September 30, 2004 was $7,500 as compared to cash used in financing activities of $492,988 for the same period in 2003.  Cash of $7,500 was provided from the issuance of 5,000 shares of common stock on the exercise of broker warrants in 2004 as compared to cash of $101,650 realized from the issuance of 396,668 shares of common stock in the exercise of options in the same period of 2003.  The three months ended September 30, 2003 also included the repayment of $500,000 against the note payable, the repayment of the amounts due to the shareholder and related companies of $66,712 and $5,076 respectively, and share issuance costs of $22,850 on the issuance of 34,000,000 shares of common stock on the reverse takeover.

Nine months ended September 30, 2004

The reduction in cash and cash equivalents from $7,029,907 at December 31, 2003 is primarily the result of funds used in operating, investing and financing as follows:

Our net cash used in operating activities during the nine months ended September 30, 2004 was $834,423 as compared to $25,825 for the same period in 2003.  This is as a direct result of our increased activities during the period.

Cash used in investing activities for the nine months ended September 30, 2004 was $652,078.  Of this amount, $445,282 was for the purchase of property and equipment and cash calls included in accounts receivable compared to $158,465 for the same period in 2003.   The balance of $206,796 is held in term deposits which are held as security for two Letters of Credit issued to the Government of India (see Operations Update).  Cash of $3,034,666 was provided on the reverse takeover acquisition of GeoGlobal India in the third quarter of 2003.

Cash used in financing activities for the nine months ended September 30, 2004 of $902,500 included the repayment of $1,000,000 against the note payable, net of $97,500 realized from the issuance of 65,000 shares of common stock on the exercise of options and broker warrants.  This is compared to cash used in financing activities during the same period in 2003 of $450,304 which included the repayment of $500,000 against the note payable, share issuance costs of $66,850 on the issuance of 34,000,000 shares of common stock on the reverse takeover acquisition, and the repayment of $37,998 to the shareholder net of $52,894 received from related companies and $101,650 received from the issuance of 396,668 shares of common stock in the exercise of options.

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

At September 30, 2004, the Operator of the KG Block, GSPC, has expended on exploration activities approximately $3.63 million attributable to us under the Carried Interest Agreement as compared to $1,001,191 at December 31, 2003 and $962,500 at September 30, 2003.  Under the terms of the Carried Interest Agreement, GeoGlobal and Roy Group (Mauritius) Inc. are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Block prior to the start date of initial commercial production.

Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Block.  Preliminary budgets estimate that these expenditures attributable to us will total approximately $11 million over the 6.5 year term of the PSC, including the $3.63 million attributable to us through September 30, 2004.  Additional expenditures may be required for the cost overruns and completion of commercially successful wells.  We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the Carried Interest Agreement or when, if ever, any commercial production will commence.  As provided in the Carried Interest Agreement, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Block.  Of these expenditures attributable to us, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement.

We will not realize cash flow from the KG venture until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc. under the Carried Interest Agreement have been recovered by GSPC from future production revenue.  Under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.

We have committed to expend an aggregate of approximately $2.5 million for exploration activities under the terms of the PSC’s on both of the Cambay Blocks, Mehsana and Sanand, over a period of 6 years.  As at September 30, 2004, we have incurred costs of approximately $125,000 with respect to these contracts.  We estimate that our expenditures for these purposes during the balance of the 2004 fiscal year will be approximately $175,000, based upon our 10% participating interest in these PSC’s.

We do not at this time, have any present plans to make any large acquisition, nor do we expect to make any significant changes to our personnel.

We believe that our available cash resources will be sufficient to meet all our expenses, cash requirements and commitments during the years ended December 31, 2004 and 2005.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this Quarterly Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to, the statements in this Quarterly Report regarding our plans and objectives relating to our future operations, plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India which are the subject of the three Production Sharing Contracts (“PSC”) we have entered into, the timing of those anticipated activities, plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities, and to realize revenues from the sales of those hydrocarbons.   These forward looking statements also include our plans and expectations regarding our testing and evaluation activities on our KG#1 well on the KG Block and the likelihood of discovering commercially marketable reserves as a consequence of drilling that well.  Our forward looking statements also include our expectations as to the amounts of capital and timing when capital is required to be contributed under our three PSC’s.  Forward-looking statements also include our plans and objectives to join with others or to directly seek to enter into additional production sharing contracts with the Government of India.  Our assumptions, plans and expectations regarding our future capital requirements, the costs and expenses to be incurred in conducting any exploration, well drilling, development, and production activities and the timing of those activities are all forward-looking statements.  These statements appear, among other places, under the following captions: “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation”.   We cannot assure you that our assumptions or our business plans and objectives discussed herein will prove to be accurate or be able to be attained or be successful.   We cannot assure you that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration blocks in which we have an interest.  There can be no assurance that the discovery of hydrocarbons on exploration blocks adjacent to or in the proximity of exploration blocks in which we have an interest will result in the discovery of hydrocarbons on the blocks in which we have an interest.  Our ability to realize revenues cannot be assured.  We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required.  If our plans fail to materialize, your investment will be in jeopardy.  Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences or military activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption "Risk Factors" herein.  They are also described in our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Quarterly Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

Risks Relating to Our Oil and Gas Activities

Because We Are In the Early Stage of Developing Our Activities, There Are Considerable Risks We Will Be Unsuccessful

We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have involved entering into three PSC’s involving 3D seismic acquisition and exploratory drilling in India.  We have realized no revenues from our oil and natural gas exploration and development activities and claim no reserves of oil or natural gas.  As of November 4, 2004 a venture in which we have a 10% interest has drilled and completed only one well which is being tested and evaluated.  We claim no reserves of hydrocarbons as a result of those drilling activities through that date.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the three PSC’s we have entered into.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.

Our Interest In the Production Sharing Contracts Involve Highly Speculative Exploration Opportunities That Involve Material Risks That We Will Be Unsuccessful

Our interests in the exploration blocks should be considered to be highly speculative exploration opportunities that will involve material risks.  None of the exploration blocks in which we have an interest have any proven reserves and are not producing any quantities of oil or natural gas.  Exploratory drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered.  There can be no assurance that wells drilled on any of the exploration blocks in which we have an interest or by any venture in which we may acquire an interest in the future will be productive or that we will receive any return or recover all or any portion of our investment.  Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  The cost of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the operator’s control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services.  Drilling activities on the exploration blocks in which we hold an interest may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.

Because Our Activities Have Only Recently Commenced and We Have No Operating History and Reserves of Oil and Gas, We Anticipate Future Losses; There is No Assurance of Our Profitability

Our oil and natural gas operations have been only recently established and we have no operating history, oil and gas reserves or assets upon which an evaluation of our business, our current business plans and our prospects can be based.  Our prospects must be considered in light of the risks, expenses and problems frequently encountered by all companies in their early stages of development and, in particular, those engaged in exploratory oil and gas activities.  Such risks include, without limitation,

•

We will experience failures to discover oil and gas in commercial quantities;

•

There are uncertainties as to the costs to be incurred in our exploratory drilling activities and cost overruns are possible;

•

There are uncertain costs inherent in drilling into unknown formations, such as over-pressured zones and tools lost in the hole; and

•

We may make changes in our drilling plans and locations as a result or prior exploratory drilling.

We have a carried interest in the exploration activities on KG Block.  Our interests in both Cambay Blocks, Mehsana and Sanand (also known as CB-9 and CB-10 Blocks) are participating interests.  Unexpected or additional costs can affect the commercial viability of producing oil and gas from a well and will affect the time when and amounts that we can expect to receive from any production from a well.  Because our carried costs of exploration and drilling on KG Bock are to be repaid in full before we are entitled to any share of production, additional exploration and development expenses will reduce and delay any share of production and revenues we will receive.

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

At present, our only oil and gas interests are our rights under the terms of the three PSC’s.  We are not the operator of any of the exploration, drilling and production activities conducted on any of the three exploration blocks.  Accordingly, the realization of successes in the exploration of the blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.

Under the terms of our Carried Interest Agreement for the KG Block, we have a carried interest in the exploration activities conducted by the parties on the KG Block prior to the start date of initial commercial production.  However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities will be repaid without interest over the projected production life or ten years, whichever is less.  Our proportionate share of these costs and expenses for which our interest is carried is estimated to be approximately $11 million, including the $3.63 million attributable to us as of September 30, 2004 over the 6.5 year term of the PSC.  Additional expenditures may be required for cost overruns and completion of commercially successful wells.  We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the Carried Interest Agreement or when, if ever, any commercial production will commence.  Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement.   We are not entitled to any share of production from the KG Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the Carried Interest Agreement have been recovered by GSPC from future production revenue.  Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Block.  As provided in the Carried Interest Agreement, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Block.

Certain Terms Of The Production Sharing Contracts May Create Additional Expenses And Risks That Could Adversely Affect Our Revenues And Profitability

The PSC’s contain certain terms that may affect the revenues of the joint venture participants to the agreements and create additional risks for us.  These terms include, possibly among others, the following:

•

The venture participants are required to complete certain minimum work programs during the three phases of the term of the PSC’s.  In the event the venture participants fail to fulfill any of these minimum work programs, the parties to the venture must pay to the Government of India their proportionate share of the amount that would be required to complete the minimum work program.  Accordingly, we could be called upon to pay our proportionate share of the estimated costs of any incomplete work programs;

•

Until such time as the Government of India attains self sufficiency in the production of crude oil and condensate and is able to meet its national demand, the parties to the venture are required to sell in the Indian domestic market their entitlement under the PSC’s to crude oil and condensate produced from the exploration blocks.  In addition, the Indian domestic market has the first call on natural gas produced from the exploration blocks and the discovery and production of natural gas must be made in the context of the government’s policy of utilization of natural gas and take into account the objectives of the government to develop its resources in the most efficient manner and promote conservation measures.  Accordingly, this provision could interfere with our ability to realize the maximum price for our share of production of hydrocarbons;

•

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

•

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

These provisions of the PSC’s, possibly among others, may increase our costs of participating in the ventures and thereby affect our profitability.

Oil and Gas Prices Fluctuate Widely and Low Oil and Gas Prices Could Adversely Affect Our Financial Results

There is no assurance that there will be any market for oil or gas produced from the exploration blocks in which we hold an interest and our ability to deliver the production from any wells may be constrained by the absence of or limitations on collector systems and pipelines.  Future price fluctuations could have a major impact on the future revenues from any oil and gas produced on these exploration blocks and thereby our revenue, and materially affect the return from and the financial viability of any reserves that are claimed.  Historically, oil and gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.   A significant decrease in oil and gas prices could have a material adverse effect on our cash flow and profitability and would adversely affect our financial condition and the results of our operations.  In addition, because world oil prices are quoted in and trade on the basis of U.S. dollars, fluctuations in currency exchange rates that affect world oil prices could also affect our revenues.  Prices for oil and gas fluctuate in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•

political conditions in oil producing regions, including the Middle East and elsewhere;

•

the domestic and foreign supply of oil and gas;

•

quotas imposed by the Organization of Petroleum Exporting Countries upon its members;

•

the level of consumer demand;

•

weather conditions;

•

domestic and foreign government regulations;

•

the price and availability of alternative fuels;

•

overall economic conditions; and

•

international political conditions.

In addition, various factors may adversely affect the ability to market oil and gas production from the exploration block, including:

•

the capacity and availability of oil and gas gathering systems and pipelines;

•

the ability to produce oil and gas in commercial quantities and to enhance and maintain production from existing wells and wells proposed to be drilled;

•

the proximity of future hydrocarbon discoveries to oil and gas transmission facilities and processing equipment (as well as the capacity of such facilities);

•

the effect of governmental regulation of production and transportation (including regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and condensate and matters associated with the protection of the environment);

•

the imposition of trade sanctions or embargoes by other countries;

•

the availability and frequency of delivery vessels;

•

changes in supply due to drilling by others;

•

the availability of drilling rigs; and

•

changes in demand.

We May Have Substantial Requirements For Capital In The Future That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Additional Ventures Or Pursue Other Opportunities

In order to participate under the terms of our three existing PSC’s as well as in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital.  Under the terms of our Carried Interest Agreement, after the start date of initial commercial production on the KG Block, and under the terms of the two PSC’s relating to the Cambay Basin, we are required to bear our proportionate share of costs during the exploration phases of those agreements.  There can be no assurance that this capital will be available to us in the amounts and at the times required.  Such capital also may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities.  We expect to seek the additional capital to meet our requirements from equity and debt offerings of our securities.  Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.  There can be no assurance that capital will be available to us from any source or that, if available, it will be at prices or on terms acceptable to us.  Should we be unable to access the capital markets or should sufficient capital not be available, our activities could be delayed or reduced and, accordingly, any future exploration opportunities, revenues and operating activities may be adversely affected and could also result in our breach of the terms of a PSC which could result in the loss of our rights under the contract.

We currently expect that our available cash will be sufficient to fund required capital expenditures on the three exploration blocks in which we are a participant through 2004 and 2005.  However, any further production sharing contracts we enter into may require us to fund our participation with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.  There can be no assurance that we will be able to raise the capital.

Our Ability To Locate And Participate In Additional Exploration Opportunities And To Manage Growth May Be Limited By Reason Of Our Limited History Of Operations And The Limited Size Of Our Staff

While our President and Executive Vice President have had extensive experience in the oil and gas exploration business, we have been engaged in limited activities in the oil and gas business over the past approximately eighteen months and have a limited history of activities upon which you may base your evaluation of our performance.  As a result of our brief operating history and limited activities in oil and gas exploration activities, our success to date in entering into ventures to acquire interests in exploration blocks may not be indicative that we will be successful in entering into any further ventures.  There can be no assurance that we will be successful in growing our oil and gas exploration and development activities.

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

32.1

Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

32.2

Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

b)

Reports on Form 8-K

During the quarter ended September 30, 2004, we filed Current Reports on Form 8-K as follows:

Date of Report

Item Reported

August 3, 2004

Item 7.  Financial Statements and Exhibits (Press Release dated August 3, 2004)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.

-----------------

 (Registrant)

Date: November 10, 2004

 /s/ Jean Paul Roy

------------------------

Jean Paul Roy

President and Chief Executive Officer

 (Principal Executive Officer and Director)

/s/ Allan J. Kent

------------------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting)