Form 10KSB
period 2004-12-31
GEOGLOBAL RESOURCES INC
filed 2005-03-31
CIK 896726

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

Mark One:

☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004; or

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

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 29, 2004, was $19,642,332.  (Non-affiliates have been determined on the basis of holdings set forth in Item 11 of this Annual Report on Form 10-KSB.)

The number of shares outstanding of each of the Issuer’s classes of common equity, as of March 15, 2005, was 55,207,455.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.   Description of Business

GeoGlobal Resources Inc. is engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves.  At present, these activities are being undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contracts entered into with the Government of India.  As at March 15, 2005, we have been granted exploration rights in three exploration blocks, of which two are located onshore in the State of Gujarat in western India and the third is offshore eastern India.  The first of our Production Sharing Contracts covering Exploration Block KG-OSN-2001/3 was awarded under New Exploration Licensing Policy III (NELP III) and signed on February 4, 2003 and is designated as the KG Block.  The KG Block covers approximately 1,850 square kilometer (457,145 acre) area offshore in the Krishna Godavari Basin off the east coast of India.    We have a net 5% carried interest in this exploration block.  Our second and third Production Sharing Contracts were entered into on February 6, 2004.  The second contract covering Exploration Block CB-ONN-2002/2 relates to a 125 square kilometer (30,888 acre) area onshore in the Cambay Basin in the State of Gujarat and is designated the Mehsana Block (previously referred to as the CB-9 Block or Blocks 9A and 9B under NELP-IV).  The third contract covering Exploration Block CB-ONN-2002/3 relates to a 285 square kilometer (70,425 acre) area also onshore in the Cambay Basin and is split into two blocks that are designated the Sanand (132 square kilometers) and Mirola Block (153 square kilometers) (previously referred to as CB-10 Block or Blocks 10A and 10B under NELP-IV).  We have a 10% working interest in each of the Cambay Blocks (also collectively referred to as the “CB Blocks”).

All three of the Production Sharing Contracts we have entered into provide for multi-phase work commitments, including specified 3D seismic activities and multi-well drilling activities.  While a 1,298 square kilometer 3D seismic program has been completed on KG Block, the seismic programs have not yet begun on the CB Blocks that are the subject of the 2004 contracts.

We have commenced a drilling program on the KG Block and we are currently drilling the third well of a 14 well first phase drilling commitment.  We expect that drilling activities will be continuous throughout 2005.

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

Our Production Sharing Contracts

Our February 2003 Offshore Exploration Agreement

We, along with Gujarat State Petroleum Corporation Limited and Jubilant Enpro Private Ltd. are parties to a Production Sharing Contract dated February 4, 2003 with the Government of India which grants to the three parties the right to conduct seismic surveying and exploratory drilling activities on the KG Block.   The exploration period for this Production Sharing Contract extends for a term of up to 6.5 years.  The first two phases cover a period of 2.5 years each, and the last phase covers a period of 1.5 years.  The exploration period under the agreement commenced on March 12, 2003.  During the first exploration phase, the parties are to acquire, process and interpret 1,250 square kilometers of 3D seismic data.  In addition, we are to reprocess 2,298.4 line kilometers of 2D seismic data, conduct a bathymetric survey and drill a total of fourteen exploratory wells between 900 to 4,118 meters.  During the second and third phases, if the parties elect to proceed with them, in addition to bathymetric surveys in connection with each phase, the parties are to drill four exploratory wells between 1,100 to 2,850 meters and two exploratory wells to 1,550 and 1,950 meters, respectively.  As of March 15, 2005, two wells have been drilled on the KG Block, both of which were abandoned, and a third well is being drilled.  The parties have agreed to drill eleven additional wells during the first exploration phase of the Production Sharing Contract which ends in September 2005.

Our net 5% interest in KG Block reflects our agreement to prospectively assign half of the original 10% interest under the Production Sharing Contract to Roy Group (Mauritius) Inc., a Mauritius corporation wholly owned by Mr. Jean Paul Roy, our President, a Director and principal stockholder, pursuant to a Participating Interest Agreement we entered into on March 27, 2003, which assignment is subject to Government of India consent.  Absent such consent, the assignment will not occur and we are to provide Roy Group (Mauritius) Inc. with an economic benefit equivalent to the interest to be assigned.  At December 31, 2004, we have not obtained the consent of the Government of India to this assignment.

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

Our February 2004 Onshore Exploration Agreements

On February 6, 2004, we, along with our joint venture participants, signed Production Sharing Contracts with respect to two onshore exploration blocks in the Cambay Basin, located in the State of Gujarat in northwest India.

The first of these contracts, relating to the Mehsana Block or Block CB-ONN-2002/2, cover an area of approximately 125 square kilometers (30,888 acres) onshore in the Cambay Basin.  We hold a 10% participating interest, Gujarat State Petroleum Corporation Limited holds a 60% participating interest, and Jubilant Enpro Private Ltd., who is the operator, holds the remaining 30% participating interest.  The contract provides that the exploration activities are to be conducted in three phases with the first phase covering a period of 2.5 years, the second phase covering a period of 2.0 years and the last phase covering a period of 1.5 years, for a maximum total duration of 6 years for all three phases.  The exploration period under this contract commenced on May 21, 2004.  During the first exploration phase on the Mehsana Block, the parties are to acquire 75 square kilometers of 3D seismic data, reprocess 650 line kilometers of 2D seismic data, conduct a geochemical survey and drill a total of seven exploratory wells between 1,000 and 2,200 meters.  During each of the second and third phases, if the parties elect to proceed with them, the parties are to drill two exploratory wells to 2,000 meters, respectively.  The seismic acquisition program on this block is estimated to commence in the second quarter of 2005.

The Sanand and Mirola Block or Block CB-ONN-2002/3 cover an area of approximately 285 square kilometers (70,425 acres) onshore in the Cambay Basin.  We hold a 10% participating interest.  Gujarat State Petroleum Corporation Limited is the operator and holds a 55% participating interest, with a 20% participating interest held by Jubilant Enpro Private Ltd. and a 15% participating interest held by Prize Petroleum Company Limited.  Exploration activities on the Sanand and Mirola Block are to be conducted over the same three-phase term as is provided under the Mehsana Block described above.  The exploration phase under this contract commenced on July 29, 2004.  During the first exploration phase on the Sanand and Mirola Block, the parties are to acquire 200 square kilometers of 3D seismic data, reprocess 1,000 line kilometers of 2D seismic data, conduct a geochemical survey and drill a total of twelve exploratory wells between 1,500 and 3,000 meters.  During the second and third phases, if the parties elect to proceed with them, the parties are to drill three and two exploratory wells, respectively, to 2,000 meters.  The seismic acquisition program on this block is estimated to commence in the second quarter of 2005.

Map of India

See graphic attachment

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

Oil and Gas Operations

We are engaged in the exploration for and development of oil and natural gas reserves.  At December 31, 2004, we did not claim any probable or proved reserves of oil or natural gas.  During the year ended December 31, 2004, we have not reported any reserves of oil or natural gas to any United States Federal authority or made any statement to any such authority that there were no such reserves.  We have not produced any oil or natural gas.

We do not own any oil or natural gas wells as of March 15, 2005 and at that date have not been granted any leases to properties under the terms of our Production Sharing Contracts.  At March 15, 2005, we have participated in drilling two exploratory wells in the KG Block, known as the KG#1 and KG#11 wells, which have both been abandoned.  We are currently participating in drilling our third exploratory well, known as the KG#8 well.

Development, Exploration and Acquisition Expenditures

The following table sets forth information regarding costs we incurred in our development, exploration and acquisition activities for the years ending December 31, 2004 and December 31, 2003.

	December 31, 2004	December 31, 2003
	US$	US$
Development Costs	--	--
Exploration Costs	638,539	178,523
Acquisition Costs	--	--
Capitalized Interest	--	--
Total	(1) 638,539	(1) 178,523

(1)  These costs are not reimbursable under the Carried Interest Agreement

As at December 31, 2004, Gujarat State Petroleum Corporation has incurred costs of Rs 22.77 crore, or approximately $5.01 million (December 31, 2003 - Rs 4.56 crore, or approximately $1.00 million) attributable to GeoGlobal under the Carried Interest Agreement of which 50% is for the account of Roy Group (Mauritius) Inc..

Acreage

At March 15, 2005, under the terms of the three Production Sharing Contracts to which we are a party, we had an interest in approximately 558,458 gross acres (32,988 net).  Leases to such acreage have not yet been granted.  Under the terms of the Production Sharing Contracts, following the completion of a development plan for a discovery, the parties are to apply for a lease from the relevant government authority to the area to be developed.  Leases are to have an initial term of twenty (20) years.

All such acreage is located offshore the east coast of India and onshore in western India as follows:

	Undeveloped Acreage
Location	Gross	Net
Krishna Godavari Basin (offshore)
KG Block	457,145	(1) 22,857
Cambay Basin (onshore)
Mehsana	30,888	3,088
Sanand and Mirola	70,425	7,043
	558,458	32,988

(1)

Excludes acreage that is the subject of the Participating Interest Agreement with Roy Group (Mauritius) Inc.

Drilling Activity

The following table sets forth information as to the wells we drilled during the periods indicated.  In the table, gross” refers to the total wells in which we have an interest and “net” refers to gross wells multiplied by our interest therein.

Year Ended December 31,
	2002		2003		2004
	Gross	Net	Gross	Net	Gross	Net
Development
Productive Non- productive	(1) (1)	(1) (1)	0 0	0 0	0 0	0 0
Exploratory
Productive Non-productive	(1) (1)	(1) (1)	0 0	0 0	0 1.0	0 0.05

(1)  Our oil and gas exploration and development activities commenced during the year ended December 31, 2003.

Present Activities

As of March 15, 2005, the operator of KG Block, Gujarat State Petroleum Corporation has completed the acquisition, processing and interpretation of a 1,298 square kilometer marine 3D seismic program.  Drilling targets have been mapped and identified by the operator.  The operator has contracted a jack-up drilling rig to drill 4 exploratory wells with an option of extending the contract for 6 additional exploratory wells.  As of March 15, 2005, the operator had drilled two exploratory wells which have both been abandoned and it is drilling one (0.05 net to us) exploratory well.  The Company has a 5% net carried interest in wells drilled on the KG Block.

With respect to the CB Blocks, we expect that the operators, will commence an onshore 3D seismic acquisition program in the second quarter of 2005.  Thereafter, this data will be processed and interpreted.  We do not expect any drilling activities to be conducted on either of these blocks any earlier than the fourth quarter of 2005 or the first quarter of 2006.  We estimate the total capital we will be required to contribute to the exploration activities on the CB Blocks during 2005 based on our 10% participating interest will be approximately $1.9 million.

Our business plans for 2005 include the possible participation in joint ventures bidding for the award of further Production Sharing Contracts for exploration blocks expected to be awarded by the Government of India in the future.  As of March 15, 2005, we have no specific plans to join with others in bidding for any specific Production Sharing Contracts.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, as opportunities arise, we may seek to acquire minority participating interests in exploration blocks where Production Sharing Contracts have been heretofore awarded by the Government of India.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

Hedging Activities

During the year ended December 31, 2004, we did not utilize any hedging activities to hedge the price of any future oil and gas production.

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

Our August 2003 Transaction

On August 29, 2003, we completed the acquisition of all of the issued and outstanding shares of GeoGlobal Resources (India) Inc., a corporation then wholly owned by Mr. Jean Paul Roy.  The completion of the acquisition resulted in the issuance and delivery by us of 34,000,000 common shares and delivery of our $2.0 million promissory note to Mr. Roy.  Of such shares, we issued and delivered 14.5 million shares at the closing of the acquisition and 14.5 million shares were released from an escrow on August 27, 2004 upon the actual commencement of a drilling program. The remaining 5.0 million shares continued to be held in escrow at December 31, 2004. These 5.0 million shares held in escrow will be released only if a commercial discovery is declared on the KG Block. If the shares are not released from the escrow, they will be surrendered back to us. Common shares held during the term of the escrow retain their voting rights. As a result of the transaction, Mr. Roy held as of the closing of the transaction approximately 69.3% of our issued and outstanding shares.  Mr. Roy was also elected our President and a Director on August 29, 2003.  This transaction was accounted for as a reverse takeover transaction, and for accounting purposes GeoGlobal Resources (India) Inc., which is our legal subsidiary, is deemed to have acquired our parent corporation and is the continuing entity for accounting purposes.

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

In addition to Messrs. Roy and Kent, we employ approximately ten additional persons at various times and in various capacities as part time consultants to us.

As of December 31, 2004, we employed two persons and one full time consultant in administrative capacities in Calgary, Alberta, Canada and two persons in administration capacities in Gandhinagar, Gujarat State, India.

Item 2.   Description of Property

As of March 15, 2005, our executive offices are at Suite 200, 630 – 4 Avenue SW, Calgary, Alberta, T2P 0J9 Canada.   Our leased premises currently include approximately 1,275 square feet and are subleased on a month to month basis for a term expiring in April 2005.   As of March 15, 2005, we are seeking to negotiate an extension of that lease.  As of March 15, 2005, these premises are subleased at cost from D.I. Investments Ltd., a company controlled by Mr. Kent.  The facilities are considered adequate for our present activities.

Our interests in oil and gas properties are described under Item 1 - Description of Business.

Item 3.   Legal Proceedings

There are no legal proceedings pending against us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of securityholders through the solicitation of proxies or otherwise.

PART II

Item 5.   Market for Common Equity & Related Stockholder Matters

Market Information

Our Common Stock is quoted on the American Stock Exchange under the symbol GGR.  Our stock commenced trading on the American Stock Exchange on May 6, 2004 under the trading symbol GGR.  Prior to May 6, 2004, our stock traded on the OTC Bulletin Board under the trading symbol GEOG (for the period after February 2, 2004) and under the symbol BOWG (for the period prior to February 2, 2004).  The following table sets forth the high and low sales price on the American Stock Exchange and the high and low bid prices the OTC Bulletin Board for our Common Stock for the period January 1, 2003 through March 15, 2005.

Calendar Quarter	High	Low
OTCB
2003: First Quarter	$1.67	$0.35
2003: Second Quarter	$1.38	$0.89
2003: Third Quarter	$1.52	$0.96
2003: Fourth Quarter	$1.69	$1.18
2004: First Quarter	$2.85	$1.53
2004: Second Quarter (up to May 5, 2004)	$2.80	$2.30
AMEX
2004: Second Quarter (commencing May 6, 2004)	$3.14	$1.95
2004: Third Quarter	$2.64	$1.60
2004: Fourth Quarter	$2.65	$0.86
2005: First Quarter (up to March 15, 2005)	$1.80	$0.77

The foregoing OTCBB amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions.

On March 15, 2005, the closing sales price for our Common Stock, as reported on the
American Stock Exchange was $1.10.

Holders

As of March 15, 2005, we had approximately 172 shareholders of record.

Dividends

We did not pay any dividends on our Common Stock during the years ended December 31, 2003 and 2004 and we do not intend to pay any dividends on our Common Stock for the foreseeable future.  Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

During the past year ended December 31, 2004, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

No purchases of shares of our Common Stock were made by us or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2004.

Item 6.   Management’s Discussion and Analysis or Plan of Operation

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

Our Business Activities

We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves.  We initiated these activities in 2003.  Through December 31, 2004, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contracts entered into with the Government of India.

At March 15, 2005, we claim no reserves of hydrocarbons.  We have entered into three Production Sharing Contracts each relating to a separate drilling block and each providing for multi-year and multi-phase exploration and drilling activities.  Exploration and development activities pursuant to the terms of these agreements are expected to continue throughout 2005.

Operations Update

KG Block

Gujarat State Petroleum Corporation (“GSPC”), as operator of the KG Block, has completed the acquisition, processing and interpretation of a 1,298 square kilometer marine 3D seismic program on the KG Block.  Geological mapping has been completed and a number of drillable prospects have been identified.

On April 15, 2004, GSPC contracted Saipem SPA, part of ENI, Italy, for the Saipem Perro Negro 3 jack-up drilling rig to commence a 4 well exploratory drilling program on the KG Block for a period of 200 days.  Under the terms of the contract, GSPC has the option of extending the contract for 6 additional exploratory wells.

On July 31, 2004, drilling operations commenced on the KG#1 well location which was situated in shallow waters of approximately 70 meters deep.  On November 11, 2004, we announced that the KG#1 well had been drilled to a depth of 2,620 meters and that a logging and testing program had been completed. We further announced that GSPC elected to abandon the KG#1 well.

On November 23, 2004, drilling operations commenced on the KG#11 well which was situated ten kilometers north of the KG#1 well in shallow waters of approximately 46 meters deep.  On January 11, 2005, we announced that the KG#11 well had been drilled to a depth of 2,875 meters and a logging program had been completed.  We further announced that GSPC abandoned the KG#11 well and elected to move to our third location.

The KG #8 well commenced drilling on January 17, 2005 and as of March 15, 2005 drilling operations were still in progress.  The KG#8 well is situated approximately 19 kilometers southwest of the KG#1 well and approximately 27 kilometers south of the KG#11 well in the southwestern corner of the KG Block in shallow waters of approximately 60 meters.

The KG#8 well location has been selected to test both a shallow stratigraphic sandstone channel fan complex at a 2,500 meter depth and a structural four-way closure at a 4,000 meter depth as defined by 3-D seismic. The well is being drilled vertically to a minimum 4,200 meter depth and will test the syn-rift sedimentary section that is expected in the southern area of the KG Block.

The KG#8 well is the third well of the 14 well drilling program intended to be completed during the first exploration phase of the KG Block Production Sharing Contract ending in September 2005.   GeoGlobal has a 5% net carried interest in the wells drilled on the KG Block.

Cambay Blocks

On February 6, 2004, The Company and our joint venture participants, signed Production Sharing Contracts with respect to two onshore exploration blocks in the Cambay Basin located in the State of Gujarat in northwest India.  We hold a 10% participating interest under each of the contracts.

Mehsana (Exploration Block CB-ONN-2002/2)

We expect that Jubilant Enpro Private Ltd. as operator, will commence a 100 square kilometer onshore 3D seismic acquisition program in the second quarter of 2005.  Thereafter, this data will be processed and interpreted.  We do not expect any drilling activities to be conducted on this block any earlier than the fourth quarter of 2005.  We expect the total capital we will be required to contribute to the exploration activities on the Mehsana Block during 2005 based on our participating interest will be approximately $1.1 million.

Sanand and Mirola (Exploration Block CB-ONN-2002/3)

We expect that GSPC as operator, will commence a 260 square kilometer onshore 3D seismic acquisition program in the second quarter of 2005.  Thereafter, this data will be processed and interpreted.  We do not expect drilling activities commence on this block any earlier than the first quarter of 2006.  We expect the total capital we will be required to contribute to the exploration activities on the Sanand and Mirola Block during 2005 based on our participating interest will be approximately $800,000.

Statements of Operations

YEARS ENDED DECEMBER 31, 2004 AND 2003

Oil and Gas Operations

Our oil and gas exploration and development activities commenced at our inception on August 21, 2002.  We have not since our inception earned any revenues from these operations.

During the year ended December 31, 2004, we had expenses of $912,092 compared with expenses of $503,944 during the year ended December 31, 2003.  This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities as well as the additional costs incurred in compliance with periodic reporting and other requirements in having our securities publicly traded and listed on the American Stock Exchange for 12 months in 2004 versus four months in 2003.

Our general and administrative expenses increased to $451,788 from $151,404.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services.   Our consulting fees increased to $237,615 during the year ended December 31, 2004 from $170,271 in the prior year.  These consulting fees reflect $50,000 (2003 - $16,667) paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  Professional fees increased to $161,381 during the year ended December 31, 2004 from $131,819 during the year ended December 31, 2003.  Professional fees include those paid to our auditors for audit, accounting and tax advice and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.

Our other expenses and income during the year ended December 31, 2004 resulted in income of $44,596 versus $26,249 for the same period in 2003.  Included in other expenses and income is a foreign exchange loss of $3,495 (2003 - $18,634) which loss declined mainly as a result of a more stable US dollar in 2004 as compared to 2003. During the year ended December 31, 2004, we recovered fees and costs of $16,500 (2003 - $38,775) resulting from services provided and billed out to the Gujarat State Petroleum Corporation.  The decline in these recovered fees and costs was primarily the result of the consultants billing for their fees and costs directly to third parties versus through our company.  Our interest income of $31,591 (2003 - $1,863) arose out of interest earned on our cash balances we held during the year as compared to 4 months in 2003.

Reflecting the increased scope of our activities during the year ended December 31, 2004 as compared to the year ended December 31, 2003, we had a net loss of $867,496 compared to a net loss of $477,695 in 2003.

Prior Operations

We discontinued our Internet-based activities on May 31, 2002.  Accordingly, subsequent to our acquisition of GeoGlobal India, we have no income from continuing operations of Internet-based activities and all of our operations are related to the redirection of our activities.

Liquidity and Capital Resources

Our net cash used in operating activities during the year ended December 31, 2004 was $1,069,706 as compared to $297,873 to December 31, 2003.  This increase is mostly as a result of our increased activities and the additional compliance costs incurred as a public reporting company for 12 months in 2004 versus four months in 2003.

Cash used by investing activities during the year ended December 31, 2004 was $754,153 as compared to cash provided by investing activities during the year ended December 31, 2003 of $2,737,821.  This latter amount included cash of $3,034,666 acquired by GeoGlobal India from our legal parent on the acquisition.  Funds of $547,357 were used for the acquisition of property and equipment as compared to $296,845 in 2003.  The property and equipment acquired included computer equipment totaling $87,341 with the balance of $460,016 incurred as exploration costs for our oil and gas interests in India.  The restricted cash of $206,796 represents term deposits we made which are used as collateral for two letters of credit given to the Government of India as a minimum work commitment guarantee on the Cambay Blocks.

Cash used in financing activities was $786,450 for the year ended December 31, 2004 versus $4,589,687 provided by financing activities during the year ended December 31, 2003.  As partial consideration for the purchase of GeoGlobal India, we incurred indebtedness of $2,000,000 to Mr. Roy of which $1,000,000 was paid by December 31, 2003, $500,000 was paid on January 15, 2004 and the remaining balance of $500,000 was paid on June 30, 2004.  During the year ended December 31, 2004, proceeds from the issuance of common shares was $213,550 resulting from options exercised to purchase an aggregate of 115,000 common shares at various prices between $1.18 and $1.50 for gross proceeds of $154,000 and broker warrants exercised at $1.50 for gross proceeds of $58,650.  This compared to the prior year when $5,800,000 was provided from the issuance of our securities in a brokered private placement together with a concurrent private placement for an additional $200,000 both of which were completed on December 23, 2003.   The balance of gross proceeds of $101,650 was provided from the exercise of options to acquire 396,668 shares at various prices between $0.17 and $0.50.  Share issuance costs of $550,175 were expended in issuing the above securities in the brokered private placement and in the acquisition of GeoGlobal India.

At December 31, 2004, our cash and cash equivalents were $4,419,598 (December 31, 2003 - $7,029,907).  The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.

The KG Block and Our Carried Interest Agreement

At December 31, 2004, the operator of the KG Block, Gujarat State Petroleum Corporation, has expended on exploration activities Rs 22.77 crore or approximately $5.0 million (December 31, 2003 - Rs 4.56 crore or approximately $1.0 million) attributable to us under the Carried Interest Agreement.  Under the terms of the Production Sharing Contract, the operator is committed to expend further funds for the exploration of and drilling on the KG Block.  We estimate that these minimum expenditures attributable to us will total approximately $11 million over the 6.5 year term of the Production Sharing Agreement, assuming all three exploration phases are completed.  Additional expenditures may be required for the completion of commercially successful wells.  Of the expenditures attributable to us, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement.

We will not realize cash flow from this venture until such time as the expenditures attributed to us, and including those expenditures made for the account of Roy Group (Mauritius) Inc. under the Carried Interest Agreement have been recovered by Gujarat State Petroleum Corporation from future production revenue.  We further describe this in Item 1. – Description of Business – Our Carried Interest Agreement.

The Cambay Block Agreements

We have committed to expend a minimum aggregate of approximately $2.5 million for exploration activities under the terms of the Production Sharing Contracts on the Cambay Blocks over a period of 6 years.  We estimate that our expenditures for these purposes during the 2005 fiscal year will be approximately $1.9 million based upon our 10% participating interest in these Production Sharing Contracts.  In that connection, we also anticipate that we will be required to increase the amount of collateral under the letters of credit given to the Government of India as our minimum work commitment.  The amount of this increase will not be known until the budget for activities for the year is established.

Plan of Operations in 2005

We expect our exploration and development activities pursuant to the three Production Sharing Contracts we are parties to will continue throughout 2005 in accordance with the terms of those agreements.  In addition, we may seek to participate in joint ventures bidding for the award of further Production Sharing Contracts for exploration blocks expected to be awarded by the Government of India in the future.  As of March 15, 2005, we have no specific plans to join with others in bidding for any specific Production Sharing Contracts.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, as opportunities arise, we may seek to acquire minority participating interests in exploration blocks where Production Sharing Contracts have been heretofore awarded by the Government of India.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.  Depending upon the scope of our activities during the year 2005, we may require additional capital for the possible acquisition of further minority participating interests in Production Sharing Contracts in drilling blocks heretofore awarded by the Government of India. We may also require additional capital in order to participate in ventures bidding for the grant of Production Sharing Contracts for future exploration blocks to be awarded by the Government of India.  We believe it can be expected that our interest in such ventures would be a participating interest.  As of March 15, 2005, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to disclose the amount of any funds that may be required for these purposes.  As the holder of a participating interest in any such possible activities, it can be expected that we will be required to contribute capital to any such ventures.

We may during the year 2005 also seek to raise additional capital to support an expanded level of activities as well as our ongoing operations.  No specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard.  We expect that if we seek to raise additional capital it will be through the sale of equity securities.  As of March 15, 2005, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.

We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the year ended December 31, 2005 for our present level of operations.   We do not expect to have any significant change in 2005 in our number of employees.

Critical Accounting Policies and Estimates

The Company’s Significant Accounting Policies are outlined in Note 2 to our Consolidated Financial Statements in Item 7 of this Annual Report.  In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of our consolidated financial position and the consolidated results of our operations and our cash flows in conformity with U.S. generally accepted accounting principles.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the following discussion addresses our most critical accounting policies.

Property and equipment

The Company follows the full cost method of accounting for its petroleum and natural gas operations.  Upon the commencement of economic production quantities of petroleum and natural gas, depletion of our Exploration costs in India included in Property and Equipment, will be provided on a country-by-country basis using the unit-of-production method based upon estimated proven petroleum and natural gas reserves.  The costs of acquiring and evaluating our unproven properties in India will not be depleted until it is determined whether or not proven reserves are attributable to the properties, the major development projects are completed, or impairment occurs.  To date we are currently in the development stage and have not yet found any commercial reserves in India.  We are continuing with our exploratory drilling programs in India and have no basis for impairment of the costs incurred to date.

Recent Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  Our company is adopting Statement 123(R) on January 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Our company is adopting Statement 123(R) using the modified prospective method.

Prior to January 1, 2005, as permitted by Statement 123, our company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our company’s result of operations, although it will have no impact on our company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had our company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in Note 5(b) to our company’s consolidated financial statements.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this annual report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to, the statements in this annual report regarding our plans and objectives relating to our future operations, plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India which are the subject of the three Production Sharing Contracts we have entered into, plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities, and to realize revenues from the sales of those hydrocarbons.  Forward looking statements also include our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional production sharing contracts with the Government of India.  Our assumptions, plans and expectations regarding our future capital requirements, our plans and intentions regarding the possibility of us raising additional capital in 2005 and beyond, the costs and expenses to be incurred in conducting any exploration, well drilling, development, and production activities and the adequacy of our capital to meet our requirements for our present level of activities are all forward-looking statements.  These statements appear, among other places, under the following captions: Item 1. - Description of Business, Item 6. - Management’s Discussion and Analysis or Plan of Operations, and Risk Factors. We cannot assure you that our assumptions or our business plans and objectives discussed herein will prove to be accurate or be able to be attained.   We cannot assure you that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration blocks in which we have an interest.  Our ability to realize revenues cannot be assured.  We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required.  We cannot assure you that we will be successful in joining any further ventures seeking to be granted Production Sharing Contracts by the Government of India or that we will be successful in acquiring interests in existing ventures.  If our plans fail to materialize, your investment will be in jeopardy.  Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward looking statements and are described, among other places, under the caption "Risk Factors" herein, beginning below.  They are also described in our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this annual report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

Risk Factors

An investment in shares of our common stock involves a high degree of risk.  You should consider the following factors, in addition to the other information contained in this Annual Report, in evaluating our business and current and proposed activities before you purchase any shares of our common stock.  You should also see the “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” regarding risks and uncertainties relating to us and to forward-looking statements in this Annual Report.

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

Risks Relating to Our Oil and Gas Activities

Because We Are In the Early Stage Of Developing Our Activities, There Are Considerable Risks We Will Be Unsuccessful

We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have involved entering into three PSC’s involving 3D seismic acquisition and exploratory drilling in India.  We have realized no revenues from our oil and natural gas exploration and development activities and claim no reserves of oil or natural gas.  As of March 15, 2005 a venture in which we have a 5% net carried interest in, has drilled and abandoned two wells, and is currently drilling the third well.  We claim no reserves of hydrocarbons as a result of those drilling activities through that date.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the three PSC’s we have entered into.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.

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

▪

We will experience failures to discover oil and gas in commercial quantities;

▪

There are uncertainties as to the costs to be incurred in our exploratory drilling activities and cost overruns are possible;

▪

There are uncertain costs inherent in drilling into unknown formations, such as over-pressured zones and tools lost in the hole; and

▪

We may make changes in our drilling plans and locations as a result of prior exploratory drilling.

During the exploration phase prior to the start date of initial commercial production, we have a carried interest in the exploration activities on KG Block.  Our interests in both Cambay Blocks, are participating interests which require us to pay our proportionate share of exploration, drilling and development expenses on these Blocks substantially as those expenses are incurred.  Unexpected or additional costs can affect the commercial viability of producing oil and gas from a well and will affect the time when and amounts that we can expect to receive from any production from a well.  Because our carried costs of exploration and drilling on KG Bock are to be repaid in full before we are entitled to any share of production, additional exploration and development expenses will reduce and delay any share of production and revenues we will receive.

There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future.  Due to the foregoing factors, the development of our business plan, prospects and exploratory drilling activities, as well as our quarterly and annual operating results, are difficult to forecast. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects.  Through March 15, 2005, we have had to abandon two wells drilled on the KG Block and it is likely that in some future quarters our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells plugged.  In such event, the trading price of our common stock may be materially and adversely affected.

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

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders

As of March 15, 2005, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 34,086,667 shares or approximately 61.7% of our outstanding Common Stock.  As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions.  These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions.  These persons may have interests regarding our future activities and transactions we engage in that diverge from the interests of our other stockholders.  Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.  Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

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

Under the terms of our Carried Interest Agreement for the KG Block, we have a carried interest in the exploration activities conducted by the parties on the KG Block prior to the start date of initial commercial production.  However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities will be repaid without interest over the projected production life or ten years, whichever is less.  Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the PSC for which our interest is carried is estimated to be approximately $22 million, including the $5.0 million attributable to us as of December 31, 2004.  Additional expenditures may be required for cost overruns and completions of commercially successful wells.  We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the Carried Interest Agreement or when, if ever, any commercial production will commence.  Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement.   We are not entitled to any share of production from the KG Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the Carried Interest Agreement have been recovered by GSPC from future production revenue.  Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Block.  As provided in the Carried Interest Agreement, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Block.

Certain Terms Of The Production Sharing Contracts May Create Additional Expenses And Risks That Could Adversely Affect Our Revenues And Profitability

The PSC’s contain certain terms that may affect the revenues of the joint venture participants to the agreements and create additional risks for us.  These terms include, possibly among others, the following:

▪

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

▪

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

▪

The parties to the agreement that are not Indian companies, which includes us, are required to negotiate technical assistance agreements with the Government of India or its nominee whereby such foreign company can render technical assistance and make available commercially available technical information of a proprietary nature for use in India by the government or its nominee, subject, among other things, to confidentiality restrictions.  Although not intended, this could increase the venture’s and our cost of operations; and

▪

The parties to the venture are required to give preference, including the use of tender procedures, to the purchase and use of goods manufactured, produced or supplied in India provided that such goods are available on equal or better terms than imported goods, and to employ Indian subcontractors having the required skills insofar as their services are available on comparable standards and at competitive prices and terms.  Although not intended, this could increase the ventures and our cost of operations.

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

Oil And Gas Prices Fluctuate Widely And Low Oil And Gas Prices Could Adversely Affect Our Financial Results

There is no assurance that there will be any market for oil or gas produced from the exploration blocks in which we hold an interest and our ability to deliver the production from any wells may be constrained by the absence of or limitations on collector systems and pipelines.  Future price fluctuations could have a major impact on the future revenues from any oil and gas produced on these exploration blocks and thereby our revenue, and materially affect the return from and the financial viability of any reserves that are claimed.  Historically, oil and gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.   A significant decrease in oil and gas prices could have a material adverse effect on our cash flow and profitability and would adversely affect our financial condition and the results of our operations.  In addition, because world oil prices are quoted in and trade on the basis of U.S. dollars, fluctuations in currency exchange rates that affect world oil prices could also affect our revenues.  Prices for oil and gas fluctuate in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

▪

political conditions in oil producing regions, including the Middle East and elsewhere;

▪

the domestic and foreign supply of oil and gas;

▪

quotas imposed by the Organization of Petroleum Exporting Countries upon its members;

▪

the level of consumer demand;

▪

weather conditions;

▪

domestic and foreign government regulations;

▪

the price and availability of alternative fuels;

▪

overall economic conditions; and

▪

international political conditions.

In addition, various factors may adversely affect the ability to market oil and gas production from the exploration block, including:

▪

the capacity and availability of oil and gas gathering systems and pipelines;

▪

the ability to produce oil and gas in commercial quantities and to enhance and maintain production from existing wells and wells proposed to be drilled;

▪

the proximity of future hydrocarbon discoveries to oil and gas transmission facilities and processing equipment (as well as the capacity of such facilities);

▪

the effect of governmental regulation of production and transportation (including regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and condensate and matters associated with the protection of the environment);

▪

the imposition of trade sanctions or embargoes by other countries;

▪

the availability and frequency of delivery vessels;

▪

changes in supply due to drilling by others;

▪

the availability of drilling rigs; and

▪

changes in demand.

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

We currently expect that our available cash will be sufficient to fund at the present level of operations our required capital expenditures on the three exploration blocks in which we are a participant through 2005.  However, any further production sharing contracts we enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.  There can be no assurance that we will be able to raise the capital.

Our Ability To Locate And Participate In Additional Exploration Opportunities And To Manage Growth May Be Limited By Reason Of Our Limited History Of Operations And The Limited Size Of Our Staff

While our President and Executive Vice President have had extensive experience in the oil and gas exploration business, we have been engaged in limited activities in the oil and gas business over the past approximately two years and have a limited history of activities upon which you may base your evaluation of our performance.  As a result of our brief operating history and limited activities in oil and gas exploration activities, our success to date in entering into ventures to acquire interests in exploration blocks may not be indicative that we will be successful in entering into any further ventures.  There can be no assurance that we will be successful in growing our oil and gas exploration and development activities.

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

Item 7.   Financial Statements

Our Financial Statements are included in a separate section of this report.  See page F-1.

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure is required in response to this Item 8.

Item 8A.  Controls and Procedures

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

Item 8B.   Other Information

No information is required to be disclosed in response to this Item 8B.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our Directors and Executive Officers and their ages are as follows:

NAME	AGE	EMPLOYMENT HISTORY
Jean Paul Roy	48

Mr. Roy was elected a Director, President and Chief Executive Officer on August 29, 2003. For more than the past five years, Mr. Roy has been consulting in the oil and gas industry through his private company, GeoGlobal Technologies Inc. which he owns 100%.  Mr. Roy has in excess of 20 years of geological and geophysical experience in basins worldwide as he has worked on projects throughout India, North and South America, Europe, the Middle East, the former Soviet Union and South East Asia.  His specialties include modern seismic data acquisition and processing techniques, and integrated geological and geophysical data interpretation.  Since 1981 he has held geophysical positions with Niko Resources Ltd., Gujarat State Petroleum Corporation, Reliance Industries, Cubacan Exploration Inc., PetroCanada, GEDCO, Eurocan USA and British Petroleum.  Mr. Roy graduated from St. Mary’s University of Halifax, Nova Scotia in 1982 with a B.Sc. in Geology and has been certified as a Professional Geophysicist.  Mr. Roy is a resident of Guatemala.

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

Brent J. Peters	32

Mr. Peters was elected a Director of our company on February 25, 2002.  Mr. Peters has been Vice President of Finance and Treasurer of Northfield Capital Corporation, a publicly traded investment company acquiring shares in public and private corporations since 1997.  Mr. Peters has a Bachelor of Business Administration degree, specializing in accounting.

Peter R. Smith	57

Mr. Smith was elected a Director of our company on January 8, 2004.  Mr. Smith was elected Vice Chairman of the Board of the Greater Toronto Transportation Authority (GO Transit) in March 2004, and a director of Tarion Warranty Corporation (a Canadian new home warranty company) in April 2004.  Since 1989, Mr. Smith has been President and co-owner of Andrin Limited, a large developer/builder of housing in Canada.  Mr. Smith has held the position of Chairman of the Board of Directors, Canada Mortgage and Housing Corporation (CMHC), from September 1995 to September 2003.  On February 14, 2001, the Governor General of Canada announced the appointment of Mr. Smith as a Member of the Order of Canada, effective November 15, 2000.  Mr. Smith holds a Masters Degree in Political Science (Public Policy) from the State University of New York, and an Honours B.A. History and Political Science, Dean’s Honour List, McMaster University, Ontario.

Michael J. Hudson	58

Mr. Hudson was elected a Director of our company on May 17, 2004.  Mr. Hudson is a retired partner with the accounting firm Grant Thornton LLP.  Mr. Hudson was with Grant Thornton for 20 years and with his experience in the oil and gas industry he was responsible for Assurance services and providing advice to private, not-for-profit and public company clients listed on Canadian and US exchanges.   Mr. Hudson spent two years in London, England assisting the Institute of Chartered Accountants in England and Wales with the start up of a consulting service to members on best practices for the management of their firms including ethics and governance issues.  Upon returning to Canada he went on secondment for 18 months with the Auditor General of Canada to learn and apply the disciplines of “value for money” auditing. He was co-director of the comprehensive (value for money) audit of Statistics Canada reporting in the 1983 Auditor General’s Report.

Mr. Roy, Mr. Kent, Mr. Peters, Mr. Smith and Mr. Hudson have been elected to serve as Directors of our company until our annual meeting of stockholders in 2005 and the election and qualification of their successors.

Our Board of Directors has determined that Messrs. Peters, Smith and Hudson are “independent directors” under the listing standards of the American Stock Exchange.  Our Board of Directors had four meetings during the year ended December 31, 2004.

Director and Officer Securities Reports

The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities.  Copies of such reports are required to be furnished to us.  To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2004.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has appointed an Audit Committee consisting of Messrs. Hudson, who is the Chairman, Mr. Peters and Mr. Roy.  Our Board of Directors has determined that Messrs. Hudson and Peters are “independent directors” under the listing standards of the American Stock Exchange.  In compliance with the listing standards of the American Stock Exchange, Mr. Roy intends to resign as a member of the Audit Committee prior to July 31, 2005.  Under our Audit Committee Charter, adopted on March 26, 2004, our Audit Committee’s responsibilities include, among other responsibilities, the appointment, compensation and oversight of the work performed by our independent auditor, the adoption and assurance of compliance with a pre-approval policy with respect to services provided by the independent auditor, at least annually, obtain and review a report by our independent auditor as to relationships between the independent auditor and our company so as to assure the independence of the independent auditor, review the annual audited and quarterly financial statements with our management and the independent auditor, and discuss with the independent auditor their required disclosure relating to the conduct of the audit.

Our Board of Directors has determined that Mr. Michael J. Hudson has the attributes of an Audit Committee Financial Expert.

Our Audit Committee had three meetings during the year ended December 31, 2004.

Compensation Committee

Our Compensation Committee consists of Mr. Hudson whom is the Chairman and Mr. Peters.  Our Compensation Committee, among other things, exercises general responsibility regarding overall employee and executive compensation.  Our Compensation Committee sets the annual salary, bonus and other benefits of the President and the Chief Executive Officer and approves compensation for all our other executive officers, consultants and employees after considering the recommendations of our President and Chief Executive Officer.

Nominating Committee

We do not have a standing nominating committee.  Our Board of Directors is of the view that because of the limited magnitude of our revenues and operations at this time, it is appropriate for us not to have a nominating committee.  Each of our Directors has the opportunity to participate in the consideration of nominees for election as Directors.  Our Board has not adopted any specific policies regarding whether it will consider candidates recommended by security holders, minimum qualifications for nominees for election or processes for identifying and evaluating nominees.  Our Board of Directors has not adopted a charter for a nominating committee.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer.  A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 10.   Executive Compensation

The following table sets forth the annual and long-term compensation paid during the three fiscal years ended December 31, 2004 to each of our chief executive officers who served in that capacity during the year ended December 31, 2004.  No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2004.

SUMMARY COMPENSATION TABLE
Annual Compensation
					Compensation
Name and Principal Position	Year	Annual Salary	Bonus	Other Comp.	Long-Term Awards/ Option (#)	All Other Comp.
Jean Paul Roy (1)	2003	(2)	Nil	Nil	550,000 (3)	Nil
	2004	(2)	Nil	Nil	Nil	Nil
Allan J. Kent (1)	2003	(4)	Nil	Nil	550,000 (5)	Nil
	2004	(4)	Nil	Nil	Nil	Nil

(1)

Mr. Roy was elected President, Chief Executive Officer and a Director and Mr. Kent was elected Executive Vice President, Chief Financial Officer and a Director on August 29, 2003.

(2)

See Item 12 - Certain Relationships and Related Transactions for information regarding a Technical Services Agreement entered into by us with Roy Group (Barbados) Inc. of which Mr. Roy is the sole stockholder, providing for payment of $250,000 per year.

(3)

Includes an option to purchase 500,000 shares exercisable at $1.18, subject to shareholder approval of an amendment to our 1998 Stock Incentive Plan to increase the number of shares of stock reserved under the Plan.

(4)

See Item 12 – Certain Relationships and Related Transactions for information regarding payments made to D.I. Investments Ltd. of which Mr. Kent is the sole stockholder, providing for payment of $120,000 per year for consulting services.

(5)

Includes an option to purchase 500,000 shares exercisable at $1.18, subject to shareholder approval of an amendment to our 1998 Stock Incentive Plan to increase the number of shares of stock reserved under the Plan.

Option Grants in Year Ended December 31, 2004

The following table provides information with respect to the above named executive officers regarding options granted to such persons during the year ended December 31, 2004.

Name	Number of Securities Underlying SARs/ Options Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Market Price on Date of Grant
Jean Paul Roy	Nil	Nil	--	--	--
Allan J. Kent	Nil	Nil	--	--	--

Stock Option Exercised During the Year Ended December 31, 2004 and Year End Option Values at December 31, 2004

The following table provides information with respect to the above named executive officers regarding options exercised during the year ended December 31, 2004 and options held at the end of the year ended December 31, 2004.

			Number of Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004 (2)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jean Paul Roy	Nil	Nil	50,000	500,000 (1)	Nil	Nil
Allan J. Kent	Nil	Nil	50,000	500,000(1)	Nil	Nil

(1)

The options are exercisable at $1.18 per share, subject to shareholder approval of an amendment to the 1998 Stock Incentive Plan to increase the number of shares reserved under the Plan.

(2)

Based on the closing sales price on December 31, 2004 of $0.97.

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

Mr. Peters waived the automatic grant of an option to purchase 5,000 shares of Common Stock he was entitled to receive under the automatic grant provisions of the Plan upon the occurrence of the Annual Meeting of Stockholders held January 8, 2004.  In addition, Mr. Smith and Mr. Hudson waived the automatic grant of options to purchase 50,000 shares they were entitled to receive upon their elections as a Director.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of March 15, 2005.  As of March 15, 2005, we had 55,207,455 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Jean Paul Roy (2) c/o GeoGlobal Resources Inc. Suite 200, 630 – 4 Avenue SW Calgary, Alberta T2P 0J9	34,150,000 (3) (9)	62%
Allan J. Kent c/o GeoGlobal Resources Inc. Suite 200, 630 – 4 Avenue SW Calgary, Alberta T2P 0J9	150,000 (4) (9)	Less than 0.5%
Brent J. Peters c/o Northfield Capital Corporation 347 Bay Street – Suite 301 Toronto, Ontario M5H 2R7	166,667 (5)	Less than 0.5%
Peter R. Smith c/o Andrin Limited 197 County Court Boulevard, Suite 202 Brampton, Ontario L6W 4P6	50,000 (6)	Less than 0.5%
Michael J. Hudson PO Box 388 65 Kincardine Street West Alexandria, ON K0C 1A0	50,000 (7)	Less than 0.5%
All officers and directors as a group (5 persons)	34,566,667 (8)	63% (8)

(1)

For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following March 15, 2005.

(2)

Of the shares held beneficially by Mr. Roy, an aggregate of 5 million shares are held in escrow pursuant to the terms of the agreement whereby we purchased the outstanding capital stock of GeoGlobal Resources (India) Inc. from Mr. Roy.

(3)

Includes 34,000,000 shares of Common Stock and 150,000 options to purchase Common Stock exercisable within 60 days of March 15, 2005

(4)

Includes 150,000 options to purchase Common Stock exercisable within 60 days of March 15, 2005.

(5)

Includes 86,667 shares of Common Stock and options to purchase 80,000 shares of Common Stock exercisable within 60 days of March 15, 2005.

(6)

Includes options to purchase 50,000 shares of Common Stock exercisable within 60 days of March 15, 2005.

(7)

Includes options to purchase 50,000 shares of Common Stock exercisable within 60 days of March 15, 2005.

(8)

Includes options exercisable within 60 days of March 15, 2005.

(9)

Not included in this number is options to purchase 500,000 shares of Common Stock within 60 days of March 15, 2005 for each of Mr. Roy and Mr. Kent.  The exercise of these options is subject to stockholder approval of an amendment to our 1998 Stock Incentive Plan to increase the number of shares reserved thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan for our employees, directors and consultants pursuant to which options, rights or shares may be granted or issued.  It is referred to as our 1998 Stock Incentive Plan.  See Note 5 to the Notes to Consolidated Financial Statements to the attached financial statements for further information on the material terms of this plan.

Our Board of Directors has adopted an amendment to our 1998 Stock Incentive Plan to increase the number of shares reserved under the Plan for the grant of options and the issuance of shares to 8,000,000 shares from 3,900,000 shares.  The action taken by our Board is subject to approval by our stockholders at our 2005 annual meeting of stockholders intended to be held in June 2005.

The following table provides information as of December 31, 2004 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,890,000 (1)	$1.28	385,697
Equity compensation plans not approved by security holders	0	0	0
Total	2,890,000	$1.28	385,697

(1)

Includes options to purchase 1,000,000 shares under the 1998 Stock Incentive Plan subject to stockholder approval to increase the number of shares reserved under the Plan for the grant of options and the issuance of shares to 8,000,000 shares from 3,900,000 shares.

Item 12.   Certain Relationships and Related Transactions

On August 29, 2003, pursuant to an agreement dated April 4, 2003 and amended August 29, 2003, we completed a transaction with Mr. Roy and GeoGlobal Resources (India) Inc. ("GeoGlobal India"), a corporation then wholly-owned by Mr. Roy, whereby we acquired from Mr. Roy all of the outstanding capital stock of GeoGlobal India.  In exchange for the outstanding capital stock of GeoGlobal India, we issued 34.0 million shares of our Common Stock.  Of the 34.0 million shares, 14.5 million shares were issued and delivered to Mr. Roy at the closing of the transaction being August 29, 2003 and an aggregate of 19.5 million shares were held in escrow by an escrow agent.  The terms of the escrow provide for the release of the shares upon the occurrence of certain developments relating to the outcome of oil and natural gas exploration and development activities conducted on our KG Block.  On August 27, 2004, 14.5 million shares were released to Mr. Roy from escrow upon the actual commencement of a drilling program on the KG Block.  The 5.0 million shares remaining in escrow will be released only if a commercial discovery is declared on the KG Block.  In addition to our shares of Common Stock, we delivered to Mr. Roy a $2.0 million promissory note, of which $500,000 was paid on the closing of the transaction on August 29, 2003, $500,000 was paid on October 15, 2003, $500,000 was paid on January 15, 2004 and $500,000 was paid on June 30, 2004.  The note did not accrue interest.  The note was secured by the outstanding stock of GeoGlobal India which has subsequently been released.  As a consequence of the transaction, Mr. Roy held as of the closing of the transaction an aggregate of 34.0 million shares of our outstanding Common Stock, or approximately 69.3% of the shares outstanding, assuming all shares held in escrow are released to him.  The terms of the transaction provide that Mr. Roy is to have the right to vote all 34.0 million shares following the closing, including the shares during the period they are held in escrow.  Accordingly, on the basis of his voting control, Mr. Roy may be deemed to be a “parent” of our company.

On March 27, 2003, GeoGlobal India entered into a Participating Interest Agreement with Roy Group (Mauritius) Inc. a company organized under the laws of Mauritius and wholly owned by Mr. Roy, whereby, subject to Government of India consent, GeoGlobal India assigned to Roy Group (Mauritius) Inc., one-half of its original 10% interest under the Production Sharing Contract for KG Block and its rights under the Carried Interest Agreement with Gujarat State Petroleum Corporation Limited.  Under the terms of the agreement, until the Government of India consent is obtained, GeoGlobal India retains the exclusive right to deal with the other parties to the Production Sharing Contract and the Carried Interest Agreement and is entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Inc. and Roy Group (Mauritius) Inc. agreed to be bound by and responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal India in regard to the Roy Group (Mauritius) Inc. interest and to be liable to GeoGlobal India for its share of all costs, interests, liabilities and obligations arising out of or relating to the Roy Group (Mauritius) Inc. interest.  Roy Group (Mauritius) Inc. agreed to indemnify GeoGlobal India against any and all costs, expenses, losses, damages or liabilities incurred by reason of Roy Group (Mauritius) Inc.'s failure to pay the same. Subject to obtaining the government consent to the assignment, Roy Group (Mauritius) Inc. is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the Production Sharing Contract.  GeoGlobal India has a right of set-off against sums owing to Roy Group (Mauritius) Inc. any sums owing to GeoGlobal India by Roy Group (Mauritius) Inc..  In the event that the Indian government consent is delayed or denied resulting in either Roy Group (Mauritius) Inc. or GeoGlobal India being denied an economic benefit it would have realized under the agreement, the parties agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties intentions contained in the agreement.  In the event the consent is denied, neither party is entitled to assert any claim against the other except as is specifically set forth in the agreement.  We have not yet obtained the consent of the Government of India.

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

On August 29, 2003, we entered into a Technical Services Agreement with Roy Group (Barbados) Inc., a company organized under the laws of Barbados and wholly owned by Mr. Roy.  Under the agreement, Roy Group (Barbados) Inc. agreed to perform such geologic and geophysical duties as are assigned to it by us.  The term of the agreement extends through August 29, 2006 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term.  Roy Group (Barbados) Inc. receives a fee of $250,000 per year under the agreement and is reimbursed for authorized travel and other out-of-pocket expenses.  The agreement prohibits Roy Group (Barbados) Inc. from disclosing any of our confidential information and from competing directly or indirectly with us for a period of three years from August 29, 2003 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India.  The agreement may be terminated by either party on 30 days’ prior written notice, provided, however, the confidentiality and non-competition provisions will survive the termination.  Roy Group (Barbados) Inc. received $250,000 from us during 2004 under the terms of this agreement.

Roy Group (Barbados) Inc. was also reimbursed for medical insurance and expenses, travel, hotel, meals and entertainment expenses, computer costs, and amounts billed to third parties incurred by Mr. Roy during 2004 totalling $135,219.  At December 31, 2004, the Company owed Roy Group (Barbados) Inc. $16,103 for services provided and expenses incurred pursuant to the Technical Services Agreement which amount bears no interest and has no set terms of repayment.

During the year ended December 31, 2004, D.I. Investments Ltd. a company controlled by Mr. Kent, was paid $120,000 by us for consulting services.  The services of Mr. Kent are provided to us pursuant to this oral arrangement.  D.I. Investments Ltd. was also reimbursed $65,073 for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses of $3,344 incurred throughout 2004.  At December 31, 2004, the Company owed D.I. Investments Ltd. $nil as a result of services provided and expensed incurred on behalf of the Company.

During the year ended December 31, 2004, Amicus Services Inc. a company controlled by Mr. Vincent Roy, a brother of Mr. Jean Roy, received from us $33,921 as consulting fees for services rendered.  Amicus Services Inc. was also reimbursed $4,527 for office costs, including parking, office supplies and telephone as well as travel and hotel incurred during the year.

Item 13.   Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant, as amended. (1)
3.2	Bylaws of the Registrant, as amended. (4)
3.3	Certificate of Amendment filed with the State of Delaware on November 25, 1998. (2)
3.4	Certificate of Amendment filed with the State of Delaware on December 4, 1998. (2)
3.5	Certificate of Amendment filed with the State of Delaware on March 18, 2003. (5)
3.6	Certificate of Amendment filed with the State of Delaware on January 8, 2004. (5)
4.1	Specimen stock certificate of the Registrant. (5)
10.1	Restated 1993 Stock Incentive Plan. (1)
10.2	1994 Directors Stock Option Plan. (1)
10.3	1994 Stock Option Plan. (1)
10.4	1993 Stock Incentive Plan. (1)
10.5	1998 Stock Incentive Plan. (2)
10.6	Stock Purchase Agreement dated April 4, 2003 by and among Suite101.com, Inc., Jean Paul Roy and GeoGlobal Resources (India) Inc. (3)
10.7	Amendment dated August 29, 2003 to Stock Purchase Agreement dated April 4, 2003. (4)
10.8	Technical Services Agreement dated August 29, 2003 between Suite101.com, Inc. and Roy Group (Barbados) Inc. (4)
10.9	Participating Interest Agreement dated March 27, 2003 between GeoGlobal Resources (India) Inc. and Roy Group (Mauritius) Inc. (4)
10.10	Escrow Agreement dated August 29, 2003 among Registrant, Jean Paul Roy and Computershare Trust Company of Canada. (4)
10.11	Promissory Note dated August 29, 2003 payable to Jean Paul Roy. (4)
10.12	Production Sharing Contract dated February 4, 2003, among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Limited and GeoGlobal Resources (India) Inc. (6)
10.13

Production Sharing Contract dated February 6, 2004 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Private Limited and GeoGlobal Resources (Barbados) Inc. (6)

10.14

Production Sharing Contract dated February 6, 2004 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Private Limited, Prize Petroleum Company Limited and GeoGlobal Resources (Barbados) Limited. (6)

10.15	Carried Interest Agreement dated August 27, 2002 between Gujarat State Petroleum Corporation Limited and GeoGlobal Resources (India) Inc. (5)
14	Code of Ethics. (5)
21	Subsidiaries of the Registrant:

Name	State or Jurisdiction of Incorporation
GeoGlobal Resources (India) Inc.	Barbados
GeoGlobal Resources (Canada) Inc.	Alberta
GeoGlobal Resources (Barbados) Inc.	Barbados

23	Consent of experts and counsel:
23.1	Consent of Ernst & Young LLP. (7)
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a). (7)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a). (7)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed). (7)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed). (7)

(1)

Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.

(2)

Filed as an Exhibit to our Current Report on Form 8-K dated December 10, 1998.

(3)

Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(4)

Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.

(5)

Filed as an Exhibit to our Form 10-KSB dated April 1, 2004.

(6)

Filed as an Exhibit to our Form 10-KSB/A dated April 28, 2004.

(7)

Filed herewith.

Item 14.   Principal Accountant Fees and Services

The following sets forth fees we incurred for services provided by Ernst & Young LLP for accounting services rendered during the years ended December 31, 2004 and December 31, 2003.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2004	23,881	10,889	--	4,094
2003	6,767	--	--	778

Our Board of Directors believes that the provision of the services during the years ended December 31, 2004 and December 31, 2003 is compatible with maintaining the independence of Ernst & Young LLP.  Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor.  Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee.  The services provided by Ernst & Young LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements and the review of our quarterly financial reports filed with the Securities and Exchange Commission.  Audit Related Fees include services rendered in connection with a follow-up the review of other filings with the Securities and Exchange Commission.  Tax Fees include services rendered relating primarily to tax compliance, consulting, customs and duties.  All Other Fees include administration fees to cover various expenses

GEOGLOBAL RESOURCES INC.

(a development stage enterprise)

(formerly Suite101.com, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND DECEMBER 31, 2003

(in United States dollars)

GeoGlobal Resources Inc.

(a development stage enterprise)

Index to Consolidated Financial Statements

December 31, 2004 and December 31, 2003

Report of Independent Registered Public Accounting Firm

F-3

Financial Statements

Consolidated Balance Sheets

F-4

Consolidated Statements of Operations

F-5

Consolidated Statements of Changes in Stockholders’ Equity

F-5

Consolidated Statements of Cash Flows

F-6

Notes to the Consolidated Financial Statements

F-7 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Of

GeoGlobal Resources Inc.

We have audited the accompanying consolidated balance sheets of GeoGlobal Resources Inc., a development stage enterprise (formerly Suite101.com, Inc.), as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, for the period from inception on August 21, 2002 to December 31, 2002, and for the cumulative period from inception on August 21, 2002 to December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoGlobal Resources Inc. at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003, for the period from inception on August 21, 2002 to December 31, 2002, and for the cumulative period from inception on August 21, 2002 to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

"Ernst & Young LLP"   (signed)

CALGARY, ALBERTA

 CHARTERED ACCOUNTANTS

March 14, 2005

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
December 31	2004 US $	2003 US $
Assets
Current
Cash and cash equivalents	4,419,598	7,029,907
Restricted cash (note 10d)	206,796	--
	4,626,394	7,029,907
Accounts receivable (note 2e)	208,748	81,487
	4,835,142	7,111,394

Property and equipment (note 3)	781,592	295,543
	5,616,734	7,406,937

Liabilities
Current
Accounts payable	29,623	176,683
Accruals	54,442	16,400
Due to related companies (notes 7c, 7d and 7e)	19,624	46,863
Note payable (note 7a)	--	1,000,000
	103,689	1,239,946

Stockholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
55,207,455 common shares (2003 – 55,053,355)	40,615	40,461
Additional paid-in capital (note 4)	6,831,434	6,618,038
Deficit accumulated during the development stage	(1,359,004)	(491,508)
	5,513,045	6,166,991

	5,616,734	7,406,937
See Commitments (note 10) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended December 31-2004 US $	Year ended December 31-2003 US $	Period from Inception, August 21-2002 to December 31-2002 US $	Period from Inception, August 21-2002 to December 31-2004 US $
		(note 11a)	(note 11a)	(note 11b)
Expenses (notes 7c, 7d and 7e)
General and administrative	451,788	151,404	6,198	609,390
Consulting fees	237,615	170,271	--	407,886
Professional fees	161,381	131,819	6,917	300,117
Depreciation and depletion	61,308	50,450	698	112,456
	912,092	503,944	13,813	1,429,849
Other expenses (income)
Consulting fees recovered	(14,300)	(38,775)	--	(53,075)
Equipment costs recovered	(2,200)	(4,245)	--	(6,445)
Foreign exchange	3,495	18,634	--	22,129
Interest	(31,591)	(1,863)	--	(33,454)
	(44,596)	(26,249)	--	(70,845)
Net loss and comprehensive loss for the period	(867,496)	(477,695)	(13,813)	(1,359,004)

Net loss per share – basic and diluted (note 4d)	(0.02)	(0.02)	(0.00)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Stockholders' Equity US $

Common shares issued on incorporation on August 21, 2002	64	--	--	64

Net loss and comprehensive loss for the period	--	--	(13,813)	(13,813)
Balance at December 31, 2002	64	--	(13,813)	(13,749)

Common shares issued during the year
On acquisition (note 6)	34,000	1,072,960	--	1,106,960
Exercise of options	397	101,253	--	101,650
Private placement financing	6,000	5,994,000	--	6,000,000
Share issuance costs	--	(550,175)	--	(550,175)

Net loss and comprehensive loss for the year	--	--	(477,695)	(477,695)
Balance at December 31, 2003	40,461	6,618,038	(491,508)	6,166,991

Common shares issued during the year
Exercise of options	115	154,785	--	154,900
Exercise of warrants	39	58,611	--	58,650

Net loss and comprehensive loss for the year	--	--	(867,496)	(867,496)
Balance at December 31, 2004	40,615	6,831,434	(1,359,004)	5,513,045
See note 4 for further information The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended December 31-2004 US $	Year ended December 31-2003 US $	Period from Inception, August 21-2002 to December 31-2002 US $	Period from Inception, August 21-2002 to December 31-2004 US $
		(note 11a)	(note 11a)	(note 11b)
Cash flows provided by (used in) operating activities
Net loss	(867,496)	(477,695)	(13,813)	(1,359,004)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	61,308	50,450	698	112,456
	(806,188)	(427,245)	(13,115)	(1,246,548)
Changes in operating assets and liabilities:
Accounts receivable	(127,261)	(6,487)	--	(133,748)
Accounts payable	(147,060)	121,304	6,371	(19,385)
Accruals	38,042	16,400	--	54,442
Due to shareholder	--	(6,952)	6,952	--
Due to related companies	(27,239)	5,107	--	(22,132)
	(1,069,706)	(297,873)	208	(1,367,371)

Cash flows provided by (used in) investing activities
Property and equipment	(547,357)	(296,845)	(49,846)	(894,048)
Cash acquired on acquisition (note 6)	--	3,034,666	--	3,034,666
Restricted cash (note 10d)	(206,796)	--	--	(206,796)
	(754,153)	2,737,821	(49,846)	1,933,822

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	213,550	6,101,650	64	6,315,264
Share issuance costs	--	(550,175)	--	(550,175)
Changes in financing liabilities:
Note payable (note 7a)	(1,000,000)	(1,000,000)	--	(2,000,000)
Accounts payable	--	61,078	--	61,078
Due to shareholder	--	(37,998)	37,998	--
Due to related companies	--	15,132	11,848	26,980
	(786,450)	4,589,687	49,910	3,853,147

Net increase (decrease) in cash and cash equivalents	(2,610,309)	7,029,635	272	4,419,598

Cash and cash equivalents, beginning of year	7,029,907	272	--	--

Cash and cash equivalents, end of year	4,419,598	7,029,907	272	4,419,598

Cash and cash equivalents
Current bank accounts	90,670	36,631	272	90,670
Term deposits	4,328,928	6,993,276	--	4,328,928
	4,419,598	7,029,907	272	4,419,598
The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

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

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

2.

SIGNIFICANT ACCOUNT POLICIES (continued)

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

iv)

Asset retirement obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset.  The fair value is determined through a review of engineering and environmental studies, industry guidelines, and management’s estimate on a site by site basis.  The liability is subsequently adjusted for the passage of time, and is recognized as accretion expense in the consolidated statement of operations.  The liability is also adjusted due to revisions in either the timing or the amount of the original estimated cash flows associated with the liability.  The increase in the carrying value of the asset is amortized over the useful life of the related productive assets.

c)

Joint operations

All of the Company's petroleum and natural gas activities are conducted jointly with others.  The Company’s undivided interests in joint ventures are consolidated on a proportionate basis.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

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

e)

Financial instruments

The Company has estimated the fair value of its financial instruments which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, note payable, due to shareholder and due to related companies.  The Company used valuation methodologies and market information available as at period end to determine that the carrying amounts of such financial instruments approximate fair value in all cases, unless otherwise noted.  Of the Company’s accounts receivable, US$154,884 (December 31, 2003 – US$57,364) is due from one entity in the oil and gas industry which may pose some credit risk.  If these amounts were uncollectible, they would be capitalized as part of the property and equipment exploration costs.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.

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

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

k)

Stock-based compensation plan

The Company has a stock-based compensation plan which includes stock options.  Consideration received from employees or directors on the exercise of stock options under the stock option plan is recorded as capital stock.

The Company uses the intrinsic value method of accounting for employee and director stock-based compensation.  As all options have been granted at exercise prices based on the market value of the Company’s common shares at the date of the grant, no compensation cost is recognized.

Non-employee stock-based compensation costs are measured using the fair value based method and are charged to earnings on the measurement date.

l)

Comprehensive income

Comprehensive income (loss) includes all changes in equity except those resulting from investments made by owners and distributions to owners.  Other accumulated comprehensive income (loss) consists only of net loss for all periods presented.

3.

PROPERTY AND EQUIPMENT

	December 31-2004 US $	December 31-2003 US $

Exploration costs – India	638,539	178,523
Accumulated depletion	--	--
	638,539	178,523

Computer equipment	255,509	168,168
Accumulated depreciation	(112,456)	(51,148)
	143,053	117,020

	781,592	295,543

a)

Capitalized overhead costs

Included in the US$460,016 of exploration cost additions during the year ended December 31, 2004 (year ended December 31, 2004 – US$156,598) are certain overhead costs capitalized by the Company in the amount of US$336,535 (year ended December 31, 2003 – US$128,078) directly related to the exploration activities in India.  Of the capitalized overhead amount, US$49,370 (year ended December 31, 2003 - US$nil) was paid to third parties, and US$287,165 was paid to and on behalf of a related party (year ended December 31, 2003 – US$128,078) (see note 7c).  These indirect costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement and are therefore not reimbursable under the Carried Interest Agreement (see note 3c).

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

3.

PROPERTY AND EQUIPMENT (continued)

b)

Production Sharing Contracts

i)

Exploration Block KG-OSN-2001/3

On August 27, 2002, GeoGlobal together with its joint venture participants, Jubilant Enpro Limited (“Enpro”) and Gujarat State Petroleum Corporation Limited (“GSPC”) entered into a Joint Bidding Agreement for the purpose of submitting a bid for Exploration Block KG-OSN-2001/3 offered by the Government of India under the New Exploration Licensing Policy Third Round (NELP-III).  This Exploration bid was successful and was awarded on November 29, 2002, by the Directorate General of Hydrocarbons under the Ministry of Petroleum & Natural Gas of India.

On February 4, 2003, GeoGlobal, as to a 10% Participating Interest ("PI")  (net 5% - see note 3d) along with Enpro and GSPC, as to their 10% and 80% PI respectively, entered into a Production Sharing Contract (“PSC-KG”) with the Government of India with respect to this Exploration Block. See also Carried Interest Agreement note 3c.

The PSC-KG allows the joint venture participants to explore for petroleum and natural gas over a 6.5 year period on the Exploration Block subject to the work commitment as outlined in note 10a.

ii)

Exploration Block CB-ONN-2002/2 (also referred to as Mehsana Block)

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

On February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Enpro and GSPC as to their 30% and 60% PI respectively, signed the Production Sharing Contract ("PSC-Mehsana") with the Government of India with respect to this Exploration Block.

The PSC-Mehsana allows the joint venture participants to explore for petroleum and natural gas over a 6 year period on the Exploration Block subject to the work commitment as outlined in note 10b.

iii)

Exploration Block CB-ONN-2002/3 (also referred to as Sanand and Mirola Block)

On January 8, 2004, the Company also announced that it was awarded a 10% PI in a second new onshore Exploration Block CB-ONN-2002/3 covering an area of approximately 285 sq. kms. also in the Cambay Basin under NELP-IV.

On February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Enpro, GSPC, and Prize Petroleum Company Limited as to their 20%, 55% and 15% PI respectively, signed the Production Sharing Contract ("PSC-Sanand and Mirola") with the Government of India with respect to this Exploration Block.

The PSC-Sanand and Mirola allows the joint venture participants to explore for petroleum and natural gas over a 6 year period on the Exploration Block subject to the work commitment as outlined in note 10c.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

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

As at December 31, 2004, GSPC has incurred costs of Rs 22.77 crore (approximately US$5.01 million) attributable to GeoGlobal under the CIA of which 50% is for the account of Roy Group (Mauritius) Inc. ("RGM"), a related party (note 7b) under the terms of the Participating Interest Agreement as further described in note 3d.

d)

Participating Interest Agreement

On March 27, 2003, GeoGlobal entered into a Participating Interest Agreement (“PIA”) with RGM, whereby GeoGlobal assigned and holds in trust for RGM subject to Government of India consent, 50% of the benefits and obligations of the PSC-KG and the CIA leaving GeoGlobal with a net 5% Participating Interest in the PSC-KG and a net 5% carried interest in the CIA.  Under the terms of the PIA, until the Government of India consent is obtained, GeoGlobal retains the exclusive right to deal with the other parties to the PSC-KG and the CIA and is entitled to make all decisions regarding the interest assigned to RGM and RGM agreed to be bound by and responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal in regard to RGM's interest and to be liable to GeoGlobal for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest.  RGM agreed to indemnify GeoGlobal against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM's failure to pay the same.  Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the PSC-KG.  GeoGlobal has a right of set-off against sums owing to GeoGlobal by RGM.  In the event that the Indian government consent is delayed or denied, resulting in either RGM or GeoGlobal being denied an economic benefit it would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the PIA.  As a consequence of this transaction the Company reports its holdings under the PSC-KG and CIA as a net 5% Participating Interest.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

4.

CAPITAL STOCK

a)

Common shares

	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at August 21, 2002 and December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal (formerly Suite101.com, Inc.) acquired August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India (note 6)	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 1)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
Private placement financing	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker warrants exercised for cash	39,100	39	58,611
	154,100	154	213,396

Balance as at December 31, 2004	55,207,455	40,615	6,831,434

b)

Warrants

i)

Private Placement Financing

On December 23, 2003, GeoGlobal completed a brokered private placement of 5,800,000 units at US$1.00 each, together with a concurrent private placement of an additional 200,000 units on the same terms, for aggregate gross cash total proceeds of US$6,000,000.  Each unit was comprised of one common share and one half of one warrant ("Private Placement Warrant"), where one full Private Placement Warrant entitles the holder to purchase one additional common share for US$2.50, for a term of two years from date of closing.  The Private Placement Warrants are subject to accelerated expiration 30 days after issuance of a news release to that effect in the event that the common shares trade at US$4.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the 1933 Act and the hold period for Canadian subscribers has expired.

Costs of US$483,325 were incurred in issuing shares under this Private Placement Financing which included a fee equal to 6% of the gross proceeds raised in the brokered offering.  Also issued as additional consideration for this transaction were 580,000 Broker Warrants.

None of the Private Placement Warrants were exercised as at December 31, 2004.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

4.

CAPITAL STOCK

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

During the year ended December 31, 2004, 39,100 Broker Warrants were exercised at US$1.50 for gross proceeds of US$58,650.

c)

Options

During the year ended December 31, 2004, 115,000 options were exercised at various prices between US$1.18 and US$1.50 for gross proceeds of US$154,900.

d)

Weighted average number of shares

For purposes of the determination of net loss per share, the basic and diluted weighted average number of shares outstanding for the year ended December 31, 2004 was 41,671,136 (December 31, 2003 – 19,737,035, December 31, 2002 – 14,500,000).  The amount for the year ended December 31, 2004 excludes 5,000,000 shares currently held in escrow.  The amount for the year ended December 31, 2003 also excludes the 5,000,000 shares currently held in escrow plus 14,500,000 shares which were not released from escrow until August 27, 2004.  The amount for the period ended December 31, 2002 is deemed to be the number of shares issued to the legal subsidiary pursuant to the reverse take-over transaction described in note 6, reduced by the 19,500,000 shares which were held in escrow.

5.

STOCK OPTIONS

a)

The Company’s 1998 Stock Incentive Plan

Under the terms of the 1998 Stock Incentive Plan (the "Plan"), 3,900,000 common shares have been reserved for issuance on exercise of options granted under the Plan.  As at December 31, 2004, the Company had 385,697 (December 31, 2003 – 385,697) common shares available for issuance under the Plan.  The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

Subsequent to the year-end, on January 17, 2005, the Board of Directors resolved to amend the Plan to increase the shares reserved for grant of options from 3,900,000 to 8,000,000 subject to shareholder approval (note 12a).

b)

Stock-based compensation

Under the Statement of Financial Accounting Standards 123, the Company is required to measure and disclose on a pro-forma basis the impact on net loss and net loss per share of applying the fair value based method to stock-based compensation arrangements with employees and directors.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

5.

STOCK OPTIONS (continued)

Under this method, compensation cost is measured at fair value at grant date and recognized over the vesting period.  If the fair value based method had been used, the stock based compensation costs, pro-forma net loss and pro-forma net loss per share would be as follows:

	Year ended December 31-2004 US $	Year ended December 31-2003 US $	Period from Inception, August 21-2002 to December 31-2002 US $

Stock based compensation	314,534	175,233	--
Net loss
As reported	(867,496)	(477,695)	(13,813)
Pro-forma	(1,182,030)	(652,928)	(13,813)
Net loss per share – basic and diluted
As reported	(0.02)	(0.02)	(0.00)
Pro-forma	(0.03)	(0.03)	(0.00)

Black-Scholes Assumptions
Fair value of stock options granted (1)	$0.27	$0.27	--
Risk-free interest rate	2.61%	2.61%	--
Volatility	55%	55%	--
Expected life (1)	0.9 years	0.9 years	--
Dividend yield	--	--	--

(1)  weighted average

The stock options previously outstanding in the legal parent prior to the reverse takeover transaction described in note 6 have been excluded from the pro forma disclosures above.

c)

Stock option table

These options were granted for services provided to the Company:

								Balance
	Option			Balance	Granted	Exercised	Balance	exercisable
	exercise			December 31,	during	during	December 31,	December 31,
Grant date	price	Expiry date	Vesting date	2003	the year	the year	2004	2004
(mm/dd/yy)	US $	(mm/dd/yy)	(mm/dd/yy)	#	#	#	#	#

2/25/99	1.50	08/29/04	Vested	50,000	--	50,000	--	--
6/11/99	1.50	08/29/04	Vested	5,000	--	5,000	--	--
6/12/00	1.50	08/29/04	Vested	5,000	--	5,000	--	--
12/09/03	1.18	08/31/05	Vested	1,625,000	--	55,000	1,570,000	570,000
12/09/03	1.18	08/31/05	01/08/05	375,000	--	--	375,000	--
12/30/03	1.50	08/31/05	Vested	475,000	--	--	475,000	475,000
12/30/03	1.50	08/31/05	01/08/05	470,000	--	--	470,000	--
				3,005,000	--	115,000	2,890,000	1,045,000

At December 31, 2004, there were 1,570,000 options outstanding exercisable at US$1.18 per common share until August 31, 2005 of which 1,000,000 options were granted subject to shareholder approval.

Subsequent to the year-end as outlined in note 12, the Board of Directors of the Company passed a number of resolutions with respect to stock options: (i) to extend the expiry date of all outstanding options from August 31, 2005 to August 31, 2006; (ii) to amend the Plan to increase the shares reserved for the grant of options; and (iii) the issuance of additional options.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

6.

ACQUISITION

On August 29, 2003, all of the issued and outstanding shares of GeoGlobal Resources (India) Inc. (“GeoGlobal India”) were acquired by GeoGlobal.  The completion of the acquisition resulted in the issuance and delivery by GeoGlobal of 34,000,000 common shares and delivery of GeoGlobal's US$2.0 million promissory note (see note 7a) to the sole shareholder of GeoGlobal India.  Of such shares, GeoGlobal issued and delivered 14.5 million shares at the closing of the acquisition and 14.5 million shares on August 27, 2004 upon the actual commencement of a drilling program with the remaining 5 million shares held in escrow.  These shares held in escrow will be released only if a commercial discovery is declared on the KG Block. Shares not released from the escrow will be surrendered back to GeoGlobal. Common shares held during the term of the escrow retain their voting rights.

As discussed in note 1, the acquisition of GeoGlobal India by GeoGlobal was accounted for as a reverse takeover transaction.  As a result, the cost of the transaction was determined based upon the net assets of GeoGlobal deemed to have been acquired.  These consolidated financial statements include the results of operations of GeoGlobal from the date of acquisition.  The net identifiable assets acquired of GeoGlobal are as follows:

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

a)

Note payable

On August 29, 2003, as part of the Acquisition (note 6), a US$2,000,000 promissory note was issued to the sole shareholder of GeoGlobal India.  On each of August 29, 2003, October 15, 2003, January 15, 2004 and June 30, 2004, US$500,000 of the note was paid.  The promissory note was non-interest bearing and the capital stock of GeoGlobal India collateralized the repayment of the note.  The collateral has been released.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

7.

RELATED PARTY TRANSACTIONS (continued)

b)

Roy Group (Mauritius) Inc.

Roy Group (Mauritius) Inc. is related to the Company by common management and is controlled by a director of the Company.  On March 27, 2003, the Company entered into a Participating Interest Agreement (note 3d) with the related party.

c)

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

	Year ended December 31-2004	Year ended December 31-2003	Period from Inception, August 21, 2002 to December 31-2002
	US $	US $	US $
Consolidated Statement of Operations
Consulting fees	50,000	16,667	--
Consolidated Balance Sheets
Property and equipment
Exploration costs - India (note 3)	200,000	66,666	--
	250,000	83,333	--

The related party was also reimbursed for medical insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed to third parties incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	19,640	40,649	--
Consolidated Balance Sheets
Accounts receivable	20,350	--	--
Property and equipment
Exploration costs - India (note 3)	87,165	61,412	21,925
Computer equipment	8,064	--	27,921
	135,219	102,061	49,846

At December 31, 2004, the Company owed Roy Group (Barbados) Inc. US$16,103 (December 31, 2003 - US$41,115) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

7.

Related party transactions (continued)

d)

D.I. Investments Ltd.

D.I. Investments Ltd. is related to the Company by common management and is controlled by a director of the Company.  The related party charged as consulting fees for services rendered as outlined and recorded below:

	Year ended December 31-2004	Year ended December 31-2003	Period from Inception, August 21, 2002 to December 31-2002
	US $	US $	US $
Consolidated Statement of Operations
Consulting fees	120,000	61,715	--

The related party was also reimbursed for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative
Office costs	65,073	33,802	6,198
Travel, hotel, meals and entertainment	3,344	39,045	--
	68,417	72,847	6,198

At December 31, 2004, the Company owed D.I. Investments Ltd. US$nil (December 31, 2003 – D.I. Investments owed the Company US$1,640) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

e)

Amicus Services Inc.

Amicus Services Inc. is related to the Company as Amicus Services Inc. is controlled by the brother of a director of the Company.  The related party charged as consulting fees for services rendered as outlined below:

Consolidated Statement of Operations
Consulting fees	33,921	14,469	--

The related party was also reimbursed for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	1,961	168	--
Consolidated Balance Sheets
Accounts receivable	967	3,052	--
Property and equipment	1,599	--	--
	4,527	3,220	--

At December 31, 2004, the Company owed Amicus Services Inc. US$3,521 (December 31, 2003 – US$7,388) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

8.

INCOME TAXES

a)

Income tax expense

The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	Year ended December 31-2004	Year ended December 31-2003	Period from Inception, August 21-2002 to December 31-2002
	US $	US $	US $

Net loss	(867,496)	(477,695)	(13,813)
Expected US tax rate	40.66%	40.66%	42.12%

Expected income tax recovery	(352,724)	(194,231)	(5,818)
Excess of expected tax rate over tax rate of foreign affiliates	54,623	70,932	--
Valuation allowance	293,552	122,208	5,925
Other	4,549	1,091	(107)
Income tax recovery	--	--	--

b)

Deferred income taxes

The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized.  The components of the net deferred income tax asset consist of the following temporary differences:

	December 31, 2004 US $	December 31, 2003 US $
Difference between tax base and reported amounts of depreciable assets	2,679	5,078
Non-capital loss carry forwards	524,904	117,130
	527,583	122,208
Valuation allowance	(527,583)	(122,208)
Deferred income tax asset	--	--

c)

Loss carry forwards

At December 31, 2004, the Company has US$1,461,079 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	1,252,354	2023
Canada	28,926	2010
Barbados	113,022	2012

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

9.

SEGMENTED INFORMATION

The Company’s petroleum and natural gas exploration and development activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	December 31-2004	December 31-2003
	Property and equipment US $	Property and equipment US $

Canada	97,482	58,451
India	684,110	237,092
	781,592	295,543

10.

COMMITMENTS

a)

Exploration Block KG-OSN-2001/3 Block

Under the terms of this Production Sharing Contract, GeoGlobal, along with its joint venture participants have committed to the Government of India an exploration work program as outlined below.  All of GeoGlobal's share of any and all costs incurred during the exploration phase prior to the date of initial commercial production are the responsibility of GSPC pursuant to the CIA executed on August 27, 2002, as described in note 3c.

Phase I (2.5 years)

(i)

1250 km2 3D seismic program consisting of acquisition, processing and interpretation

(ii)

reprocessing of 2298.4 km of 2D seismic data

(iii)

bathymetric survey and seabed sampling

(iv)

drill 14 exploratory wells between 900 to 4118 meters (2 wells have been drilled)

(italics denotes work completed)

Phase II (2.5 years)

(i)

bathymetric survey and seabed sampling

(ii)

drill 4 exploratory wells between 1100 to 2850 meters

Phase III (1.5 years)

(i)

bathymetric survey and seabed sampling

(ii)

drill 2 exploratory wells to 1550 and 1950 meters

Land Relinquishment

(i)

Phase I – 25%

(ii)

Phase II – 25%

(iii)

Phase III – 100% except for development and discovery areas

Under the terms of the CIA, all of GeoGlobal's and RGM's proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block.  GeoGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.  The total of these costs and expenses is estimated to be approximately US$11 million over the 6.5 year term of this PSC.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

10.

COMMITMENTS (continued)

b)

Exploration Block CB-ONN-2002/2 (“Mehsana”)

Pursuant to the PSC in respect of this Mehsana Block, on August 18, 2004, the Company executed a Financial and Performance Guarantee to the Government of India to fulfill the Company’s obligations under the terms of the PSC, which includes the completion of its 10% share of a minimum work commitment for Phase I, estimated to be approximately US$606,000.

Under the terms of this PSC, GeoGlobal, along with its joint venture participants have committed to the Government of India an exploration work program as outlined below.  The Company will be required to fund its proportionate share of costs incurred in these activities which are estimated to be approximately US$1.0 million over the 6 year term of this PSC.

Phase I (2.5 years)

(i)

Acquire 75 sq kms 3D seismic

(ii)

Reprocess 650 kms of 2D seismic

(iii)

Drill 7 exploratory wells between 1000 and 2200 meters

Phase II (2.0 years)

(i)

Drill 2 exploratory wells 2000 meters

Phase III (1.5 years)

(i)

Drill 2 exploratory wells 2000 meters

Land Relinquishment

(i)

Phase I – 25%

(ii)

Phase II – 25%

(iii)

Phase III – 100% except for development and discovery areas

c)

Exploration Block CB-ONN-2002/3 Block (“Sanand and Mirola”)

Pursuant to the PSC in respect of this Sanand and Mirola Block, on August 24, 2004, the Company executed a Financial and Performance Guarantee to the Government of India to fulfill the Company’s obligations under the terms of the PSC, which includes the completion of its 10% share of a minimum work commitment for Phase I, estimated to be approximately US$1,097,000.

Under the terms of this PSC, GeoGlobal, along with its joint venture participants have committed to the Government of India an exploration work program as further outlined below.  The Company will be required to fund its proportionate share of costs incurred in these activities which are estimated to be approximately US$1.5 million over the 6 year term of this PSC.

Phase I (2.5 years)

(i)

Acquire 200 sq kms 3D seismic

(ii)

Reprocess 1000 kms of 2D seismic

(iii)

Drill 12 exploratory wells between 1500 and 3000 meters

Phase II (2.0 years)

(i)

Drill 3 exploratory wells 2000 meters

Phase III (1.5 years)

(i)

Drill 2 exploratory wells 2000 meters

Land Relinquishment

(i)

Phase I – 25%

(ii)

Phase II – 25%

(iii)

Phase III – 100% except for development and discovery areas

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

10.

COMMITMENTS (continued)

d)

Restricted cash

Under the terms of the Production Sharing Contracts (notes 3b(ii) and (iii)), the Company is to provide the Government of India a guarantee for the performance of the minimum work commitments for the first budget period ending March 31, 2005 of Phase I of both Cambay Blocks.  As a result, the Company has provided to the Government of India two irrevocable letters of credit totalling US$206,796 (Mehsana US$74,530 and Sanand and Mirola US$132,266) secured by term deposits of the Company in the same amount.

11.

COMPARATIVE FIGURES

a)

As a result of the reverse takeover outlined in note 1, the comparatives are those of the continuing entity for accounting purposes and are for the year ended December 31, 2003 and for the period from inception, August 21, 2002 to December 31, 2002.

b)

As the Company is in its development stage, these are the accumulated amounts of the continuing entity for the period from inception, being August 21, 2002 to December 31, 2004.

12.

SUBSEQUENT EVENT

Subsequent to the year-end, the Board of Directors of the Company passed the following resolutions with respect to stock options, subject to shareholder approval:

a)

On January 17, 2005, the Board of Directors resolved:

(i)

to amend the Company’s 1998 Stock Incentive Plan to increase the shares reserved for the grant of options from 3,900,000 to 8,000,000;

(ii)

to grant 580,000 options exercisable at US$1.01 per share to employees and consultants vesting at various dates throughout 2005 and expiring on August 31, 2006;

(iii)

to extend the expiration date of the options granted to employees and consultants on December 9, 2003 for 2,000,000 shares from August 31, 2005 to August 31, 2006;

(iv)

to grant 210,000 options exercisable at US$1.01 per share to non-employees and consultants vesting at various dates throughout 2005 and expiring on August 31, 2006; and

(v)

to extend the expiration date of the options granted to non-employees and consultants on December 30, 2003 for 945,000 shares less 150,000 shares cancelled from August 31, 2005 to August 31, 2006.

b)

On January 18, 2005, the granting of 600,000 options to employees and consultants exercisable at US$1.10 per share, vesting at various dates throughout 2005 and expiring on August 31, 2006.

c)

On January 25, 2005, the granting of 60,000 options to non-employees and consultants exercisable at US$1.17 per share, vesting at various dates throughout 2005 and expiring on August 31, 2006.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

13.

RECENT ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company is adopting Statement 123(R) on January 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is adopting Statement 123(R) using the modified prospective method.

Prior to January 1, 2005, as permitted by Statement 123, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in Note 5b to the Company’s consolidated financial statements.

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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	March 30, 2005

/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer and Director	March 30, 2005

/s/ Brent J. Peters Brent J. Peters	Director	March 30, 2005

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	March 30, 2005

/s/ Michael J. Hudson Michael J. Hudson	Director	March 30, 2005