Form 10QSB
period 2005-03-31
GEOGLOBAL RESOURCES INC
filed 2005-05-17
CIK 896726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 12b-25

NOTIFICATION OF LATE FILING

(Check One):

[_] Form 10-K

[_] Form 20-F

[_] Form 11-K

[X] Form 10-Q

[_] Form N-SAR

For Period Ended:  March 31, 2005

[_]

Transition Report on Form 10-K

[_]

Transition Report on Form 20-F

[_]

Transition Report on Form 11-K

[_]

Transition Report on Form 10-Q

[_]

Transition Report on Form N-SAR

For the Transition Period Ended:  _________________________________________________

------------------------------------------------------------------------------------------------------------------

Read Instruction (on back page) Before Preparing Form.  Please Print or Type.

NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.

------------------------------------------------------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the Item(a) to which the notification relates:

------------------------------------------------------------------------------------------------------------------

PART  I - REGISTRANT INFORMATION

------------------------------------------------------------------------------------------------------------------

Full Name of Registrant

GeoGlobal Resources Inc.

Former Name if Applicable

Address of Principal Executive Office (Street and Number)

200, 630 – 4th Avenue, SW

City, State and Zip Code

Calgary, Alberta T2P 0J9

Canada

PART  II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to rule 12B-25(b), the following should be completed.  (Check box if appropriate):

(a)

The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[x]

(b)

The subject annual report, semi-annual report, transition report on Form 10-K,

Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c)

The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART  III  -- NARRATIVE

State below in reasonable detail the reasons why the form 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

Because of the travel by the registrant’s chief financial officer to India, review and completion of the Report consumed more time than anticipated and delayed the filing of the Report.

PART  IV  --  OTHER INFORMATION

(1)

Name and telephone number of person to contact in regard to this notification

Allan J. Kent

403

777-9250

(Name)

(Area Code)

(Telephone Number)

(2)

Have all other periodic reports required under section 13 or 15(d) of the Securities

Exchange act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter) period that the registrant was required to file such reports) been filed?

If the answer is no, identify report(s)

[x]  Yes

[  ]  No

--------------------------------------------------------------------------------------------------------------------

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?[ ]  Yes[x]  No

If so, attach an explanation of the anticipated change, both narratively and quantitatively,

and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

---------------------------------------------------------------------------------------------------------------------

GeoGlobal Resources Inc.

---------------------------------------------------

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:

May 16, 2005

By /s/ Allan J. Kent_____

Executive Vice President

and Chief Financial Officer

INSTRUCTION:

The form may be signed by an executive officer of the registrant or by any other duly authorized representative.  The name and title of the person signing the form shall be typed or printed beneath the signature.  If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative’s authority to sign on behalf of the registrant shall be filed with the form.

---------------------------------------ATTENTION--------------------------------------

INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT

CONSTITUTE FEDERAL CRIMINAL VIOLATIONS (SEE 18 U.S.C  1001).

----------------------------------------------------------------------------------------------

GENERAL INSTRUCTIONS

1.

This form is required by Rule 12b-25 (17 CFR 240, 12b-25) of the General Rules and

Regulations under the Securities Exchange Act of 1934.

2.

One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act.  The information contained in or filed with the form will be made a matter of public record in the Commission files.

3.

A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4.

Amendments to the notifications must also be filed on Form 12b-25 but need not restate information that has been correctly furnished.  The form shall be clearly identified as an amended notification.

5.

Electronic Filers.  This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties.  Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or rule 202 of Regulation S-T or apply for an adjustment in filing date pursuant to rule 13(b) of Regulation S-T.