Form 10QSB
period 2005-05-18
GEOGLOBAL RESOURCES INC
filed 2005-05-23
CIK 896726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005;

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

YES [X]

NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES [  ]NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 20, 2005
COMMON STOCK, PAR VALUE $.001 PER SHARE	55,297,555

Transitional Small Business Disclosure Format

YES [ ]

NO [X]

================================================================================

GEOGLOBAL RESOURCES INC.

(a development stage enterprise)

QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

      Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Consolidated financial statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2005 and

December 31, 2004 (Unaudited)

1

Consolidated Statements of Operations for the three months ended

March 31, 2005 and March 31, 2004 and from inception on

August 21, 2002 to March 31, 2005 (Unaudited)

2

Consolidated Statements of Cash Flows for the three months ended

March 31, 2005 and March 31, 2004 and from inception on

August 21, 2002 to March 31, 2005 (Unaudited)

3

Notes to Consolidated Financial Statements for the three months ended

March 31, 2005 (Unaudited)

4-16

Item 2.

Management's Discussion and Analysis or Plan of Operation

17-30

Item 3.

Controls and Procedures

31

PART II.

OTHER INFORMATION

Item 6.

Exhibits

31

ITEM 1. PART I.	CONSOLIDATED FINANCIAL STATEMENTS FINANCIAL INFORMATION

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31-2005 US $	December 31-2004 US $

Assets
Current
Cash and cash equivalents	3,618,376	4,419,598
Restricted cash (note 10c)	206,796	206,796
	3,825,172	4,626,394
Accounts receivable	184,280	181,237
Cash call receivable	14,907	27,511
	4,024,359	4,835,142

Property and equipment (note 3)	1,695,884	781,592
	5,720,243	5,616,734

Liabilities
Current
Accounts payable	62,134	29,623
Accrued liabilities	298,593	54,442
Due to related companies (notes 7c, 7d and 7e)	23,318	19,624
	384,045	103,689
Stockholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
55,207,455 common shares (December 31, 2004 – 55,207,455)	40,615	40,615
Additional paid-in capital (note 4)	6,831,434	6,831,434
Deficit accumulated during the development stage	(1,535,851)	(1,359,004)
	5,336,198	5,513,045

	5,720,243	5,616,734
See Commitments (note 10) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31-2005 US $	Three months ended March 31-2004 US $	Period from Inception, August 21-2002 to March 31-2005 US $

Expenses (note 7c, 7d and 7e)
General and administrative	106,592	94,435	715,982
Consulting fees	49,839	73,165	457,725
Professional fees	20,639	51,573	320,756
Depreciation and depletion	11,420	12,344	123,876
	188,490	231,517	1,618,339
Other expenses (income)
Consulting fees recovered	--	(14,300)	(53,075)
Equipment costs recovered	--	(2,200)	(6,445)
Foreign exchange (gain) loss	3,034	(7,595)	25,163
Interest	(14,677)	(5,883)	(48,131)
	(11,643)	(29,978)	(82,488)

Net loss and comprehensive loss for the period	(176,847)	(201,539)	(1,535,851)

Net loss per share – basic and diluted (note 4d)	(0.00)	(0.01)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31-2005 US $	Three months ended March 31-2004 US $	Period from Inception, August 21-2002 to March 31-2005 US $

Cash flows provided by (used in) operating activities
Net loss	(176,847)	(201,539)	(1,535,851)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	11,420	12,344	123,876
	(165,427)	(189,195)	(1,411,975)
Changes in operating assets and liabilities:
Accounts receivable	(3,043)	(47,520)	(109,280)
Accounts payable	32,511	(127,124)	13,126
Accrued liabilities	(15,500)	--	5,500
Due to related companies	3,694	6,776	(18,438)
	(147,765)	(357,063)	(1,521,067)

Cash flows provided by (used in) investing activities
Property and equipment	(925,712)	(135,370)	(1,819,760)
Cash acquired on acquisition (note 6)	--	--	3,034,666
Restricted cash (note 10c)	--	--	(206,796)
Changes in investing assets and liabilities
Cash call receivable	12,604	--	(14,907)
Accrued liabilities	259,651	--	293,093
	(653,457)	(135,370)	1,286,296

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	--	15,000	6,315,264
Share issuance costs	--	--	(550,175)
Changes in financing liabilities:
Note payable (note 7a)	--	(500,000)	(2,000,000)
Accounts payable	--	--	61,078
Due to related companies	--	--	26,980
	--	(485,000)	3,853,147

Net increase (decrease) in cash and cash equivalents	(801,222)	(977,433)	3,618,376

Cash and cash equivalents, beginning of period	4,419,598	7,029,907	--

Cash and cash equivalents, end of period	3,618,376	6,052,474	3,618,376

Cash and cash equivalents
Current bank accounts	137,049	93,315	137,049
Term deposits	3,481,327	5,959,159	3,481,327
	3,618,376	6,052,474	3,618,376
The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

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

2.

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

2.

Basis of presentation (continued)

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

3.

Property and equipment

	March 31-2005 US $	December 31-2004 US $

Exploration costs – India	1,555,045	638,539
Accumulated depletion	--	--
	1,555,045	638,539

Computer equipment	264,715	255,509
Accumulated depreciation	(123,876)	(112,456)
	140,839	143,053

	1,695,884	781,592

a)

Capitalized overhead costs

Included in the US$916,506 of exploration cost additions during the three months ended March 31, 2005 (year ended December 31, 2004 – US$460,016) are certain overhead costs capitalized by the Company in the amount of US$64,724 (year ended December 31, 2004 – US$336,535) directly related to the exploration activities in India.  Of the capitalized overhead amount, US$2,181 (year ended December 31, 2004 – US$49,370) was paid to third parties, and US$62,543 was paid to and on behalf of a related party (year ended December 31, 2004 – US$287,165) (see note 7c).   These indirect costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement and are therefore not reimbursable under the Carried Interest Agreement (see note 3b).

b)

Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a Carried Interest Agreement (“CIA”) with GSPC, which grants the Company a 10% carried interest (net 5% - see note 3c) in the Exploration Block KG-OSN-2001/3. The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

As at March 31, 2005, GSPC has incurred costs of approximately Rs 35.54 Crore (approximately US$7.8 million) (December 31, 2004 – Rs 22.77 Crore (approximately US$5.0 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of Roy Group (Mauritius) Inc. ("RGM"), a related party (note 7b) under the terms of the Participating Interest Agreement.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

3.

Property and equipment (continued)

c)

Participating Interest Agreement

On March 27, 2003, GeoGlobal entered into a Participating Interest Agreement (“PIA”) with RGM, whereby GeoGlobal assigned and holds in trust for RGM subject to Government of India consent, 50% of the benefits and obligations of the PSC-KG and the CIA leaving GeoGlobal with a net 5% Participating Interest in the PSC-KG and a net 5% carried interest in the CIA.

d)

Deed of Assignment and Assumption

On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% participating interest in the onshore CB-ON/2 Exploration Block (“Tarapur”) located in the center of the Cambay Basin.  Commencing as of April 7, 2005, the Company agreed to be bound by the terms of the PSC relating to the Tarapur block and assume its proportionate share of obligations under it.  The agreement provides that the Company pay 20% of the total of the past costs incurred in exploration activities on the block through the date of agreement, which sum amounted to approximately Rs. 2.53 Crore (approximately US$579,523).  As the holder of a participating interest, the Company will be required to fund its 20% share of all further exploration and development costs incurred on the exploration block.  It is expected that the total capital the Company will be required to contribute to exploration activities on Tarapur during 2005 based on the 20% participating interest will be approximately $300,000 and the Company has committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over a period of 2½ years.  The Company has further agreed to provide necessary geological and geophysical assistance at no cost to GSPC toward fulfillment of the work commitment made under the PSC in carrying out the exploration activities.  The assignment of the 20% interest is subject to obtaining the consent of the Government of India to the assignment which consent has not yet been obtained.  Based on the Company’s past experience as a party to other PSCs with GSPC and its relationship with GSPC, the Company believes that such consent from the Government of India will be forthcoming.  In the event such consent is not obtained, the assignment would be terminated.  Under such circumstances, the Company intends to negotiate an alternative acceptable arrangement with GSPC.  Under the terms of the agreement, the Company is required to keep in force a financial and performance guarantee securing its performance under the Tarapur PSC.  Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery by acquiring a 30% participating interest as provided under the PSC.  This exercise of this right would result in the reduction of the Company’s participating interest to 14%.  The payment of the US$579,523 to GSPC under the terms of the Company’s agreement with GSPC has been included in Exploration costs – India at March 31, 2005.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

4.

Capital Stock

a)

Common shares

	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GGRI (note 6)	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 1)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
Private Placement Financing	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker warrants exercised for cash	39,100	39	58,611
	154,100	154	213,396

Balance as at December 31, 2004 and March 31, 2005	55,207,455	40,615	6,831,434

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

(Unaudited)

March 31, 2005

4.

Capital Stock (continued)

Costs of US$483,325 were incurred in issuing shares under this Private Placement Financing which included a fee equal to 6% of the gross proceeds raised in the brokered offering.  Also issued as additional consideration for this transaction were 580,000 Broker Warrants.

None of the Private Placement Warrants were exercised during the three months ended March 31, 2005.  Total proceeds if all the Private Placement Warrants were exercised would be US$7,500,000.

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

None of the Broker Warrants were exercised during the three months ended March 31, 2005.  Total proceeds if all the Broker Warrants were exercised would be US$811,350.

c)

Options

None of the options were exercised during the three months ended March 31, 2005.  As at March 31, 2005, there were 4,190,000 options outstanding at various prices which, if exercised, would result in total proceeds of US$5,089,220.

d)

Weighted average number of shares

For purposes of the determination of net loss per share, the basic and diluted weighted average number of shares outstanding for the three months ended March 31, 2005 was 50,207,455 (three months ended March 31, 2004 – 35,555,663).  The amount for the three months ended March 31, 2005 excludes 5,000,000 shares currently held in escrow.  The amount for the three months ended March 31, 2004 also excludes the 5,000,000 shares currently held in escrow plus 14,500,000 shares which were not released from escrow until August 27, 2004.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

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

On January 17, 2005, the Board of Directors resolved to amend the Plan to increase the shares reserved for grant of options from 3,900,000 to 8,000,000 subject to shareholder approval.

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

Under this method, compensation cost is measured at fair value at grant date and recognized over the vesting period.  If the fair value based method had been used, the stock based compensation costs, pro-forma net loss and pro-forma net loss per share would be as follows:

	March 31-2005 US$	March 31-2004 US$

Stock based compensation	366,989	103,327
Net loss
As reported	(176,847)	(201,539)
Pro-forma	(543,836)	(304,866)
Net loss per share – basic and diluted
As reported	(0.00)	(0.01)
Pro-forma	(0.01)	(0.01)

Black-Scholes Assumptions
Fair value of stock options granted (1)	$0.36	$0.27
Risk-free interest rate	2.75%	2.61%
Volatility	103%	55%
Expected life (1)	0.8 years	0.9 years
Dividend yield	0%	0%

(1)  Weighted average

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

5.

Stock Options (continued)

c)

Stock option table

These options were granted for services provided to the Company:

								Balance
	Option			Balance	Granted	Cancelled	Balance	exercisable
Grant	exercise	Expiry	Vesting	December 31,	during	during	March 31,	March 31,
date	price	date	date	2004	the period	the period	2005	2005
(mm/dd/yy)	US $	(mm/dd/yy)	(mm/dd/yy)	#	#	#	#	#

12/09/03	1.18	08/31/06	Vested	1,945,000	--	--	1,945,000	1,945,000
12/30/03	1.50	08/31/06	Vested	945,000	--	150,000	795,000	795,000
01/17/05	1.01	08/31/06	Vested	--	107,000	--	107,000	107,000
01/17/05	1.01	08/31/06	08/31/05	--	341,500	--	341,500	--
01/17/05	1.01	08/31/06	12/31/05	--	341,500	--	341,500	--
01/18/05	1.10	08/31/08	Vested	--	200,000	--	200,000	200,000
01/18/05	1.10	08/31/08	08/31/05	--	200,000	--	200,000	--
01/18/05	1.10	08/31/08	12/31/05	--	200,000	--	200,000	--
01/25/05	1.17	08/31/06	Vested	--	10,000	--	10,000	10,000
01/25/05	1.17	08/31/06	08/31/05	--	25,000	--	25,000	--
01/25/05	1.17	08/31/06	12/31/05	--	25,000	--	25,000	--
				2,890,000	1,450,000	150,000	4,190,000	3,057,000

i)

On January 17, 2005, the Board of Directors of the Company passed a resolution with respect to stock options issued in 2003 to extend the expiry date of all then outstanding options from August 31, 2005 to August 31, 2006.

ii)

During the three month period ended March 31, 2005, the Company granted options to purchase 1,450,000 shares exercisable at various prices expiring August 31, 2006 and August 31, 2008.

iii)

During the three month period ended March 31, 2005, the Company cancelled options to purchase 150,000 shares.

iv)

The Company’s Board of Directors on January 17, 2005, adopted an amendment to the Plan increasing the number of shares reserved thereunder from 3,900,000 shares to 8,000,000 shares subject to shareholder approval of the amendment.  The options granted with respect to a number of shares in excess of 3,900,000 are exercisable only on condition that shareholder approval of the amendment be obtained.  As of March 31, 2005, options had been granted to purchase 2,133,000 shares in excess of those reserved under the Plan the exercise of which are subject to shareholder approval of the amendment to the Plan.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

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

b)

Roy Group (Mauritius) Inc.

Roy Group (Mauritius) Inc. is related to the Company by common management and is controlled by a director of the Company.  On March 27, 2003, the Company entered into a PIA with the related party.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

7.

Related party transactions (continued)

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

	Mar 31-2005	Mar 31-2004
	US $	US $
Consolidated Statement of Operations
Consulting fees	12,500	12,500
Consolidated Balance Sheets
Property and equipment
Exploration costs - India (note 3a)	50,000	50,000
	62,500	62,500

The related party was also reimbursed for medical, insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed to third parties incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	1,489	1,140
Consolidated Balance Sheets
Accounts receivable	15	--
Property and equipment
Exploration costs - India (note 3a)	12,543	14,298
	14,047	15,438

At March 31, 2005, the Company owed Roy Group (Barbados) Inc. US$8,457 (December 31, 2004 - US$16,103) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

d)

D.I. Investments Ltd.

D.I. Investments Ltd. is related to the Company by common management and is controlled by a director of the Company.  The related party charged as consulting fees for services rendered as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	30,000	30,000
	30,000	30,000

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

7.

Related party transactions (continued)

The related party was also reimbursed for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

	Mar 31-2005	Mar 31-2004
	US $	US $
Consolidated Statement of Operations
General and administrative
Office costs	13,599	13,600
Travel, hotel, meals and entertainment	1,250	1,660
Consolidated Balance Sheets
Accounts receivable	2,921	--
	17,770	15,260

At March 31, 2005, the Company owed D.I. Investments Ltd. US$12,022 (December 31, 2004 –US$nil) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

e)

Amicus Services Inc.

Amicus Services Inc. is related to the Company as Amicus Services Inc. is controlled by the brother of a director of the Company.  The related party charged as consulting fees for services rendered as outlined below:

Consolidated Statement of Operations
Consulting fees	6,110	12,055
	6,110	12,055

The related party was also reimbursed for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	--	1,620
Consolidated Balance Sheets
Accounts receivable	428	--
Property and equipment	--	1,121
	428	2,741

At March 31, 2005, the Company owed Amicus Services Inc. US$2,839 (December 31, 2004 – US$3,521) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

8.

Income Taxes

a)

Income tax expense

The provision for income taxes in the financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	March 31-2005	March 31-2004
	US $	US $

Net loss	(176,847)	(201,539)
Expected US tax rate	40.66%	40.66%

Expected income tax recovery	(71,906)	(81,946)
Excess of expected tax rate over tax rate of foreign affiliates	13,057	10,822
Valuation allowance	57,797	69,983
Other	1,052	1,141
Income tax recovery	--	--

b)

Deferred income taxes

The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized.  The components of the net deferred income tax asset consist of the following temporary differences:

	March 31-2005 US$	December 31-2004 US$

Difference between tax base and reported amounts of depreciable assets	(944)	2,679
Non-capital loss carry forwards	580,045	524,904
	579,101	527,583
Valuation allowance	(579,101)	(527,583)
Deferred income tax asset	--	--

c)

Loss carry forwards

At March 31, 2005, the Company has US$1,496,027 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	1,405,885	2023
Canada	6,165	2010
Barbados	83,977	2012

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

9.

Segmented information

The Company’s petroleum and natural gas exploration and development activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	March 31-2005	December 31-2004
	Property and equipment US $	Property and equipment US $

Canada	97,253	97,482
India	1,598,631	684,110
	1,695,884	781,592

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

c)

The Company has provided to the Government of India two irrevocable letters of credit totalling US$206,796 (Mehsana US$74,530 and Sanand US$132,266) secured by term deposits of the Company in the same amount as guarantees for the performance of the minimum work commitments for the first budget period ending March 31, 2005 of Phase I of both these Cambay Blocks.

d)

As the holder of a participating interest in the Tarapur block, the Company will be required to fund its 20% share of all further exploration and development costs incurred on the exploration block.  It is expected that the total capital the Company will be required to contribute to exploration activities on Tarapur during 2005 based on the 20% participating interest will be approximately $300,000 and the Company has committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over a period of 2½ years.  Under the terms of the agreement, the Company is required to keep in force a financial and performance guarantee securing its performance under the Tarapur PSC.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

March 31, 2005

11.

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

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company was planning to adopt Statement 123(R) on January 1, 2005, however, on April 14, 2005, the Securities Exchange Commission provided for a phased-in implementation process for Statement 123(R).  As such, the Company is delaying implementation until January 1, 2006.

The Company intends to adopt Statement 123(R) using the modified prospective method.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis of our financial condition or plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the related notes appearing elsewhere in this Quarterly Report. This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere in this Quarterly Report.  For further information refer to the consolidated financial statements and footnotes and management’s discussion and analysis thereto included in the Company’s annual report on Form 10KSB for the year ended December 31, 2004.

Our Business Activities

We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves.  We initiated these activities in 2003.  Through March 31, 2005, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contracts (“PSC’s”) entered into with the Government of India.

At May 20, 2004, we claim no reserves of hydrocarbons.  We have entered into three PSC’s each relating to a separate drilling block and each providing for multi-year and multi-phase exploration and drilling activities.  In addition, we have entered into an agreement to acquire a 20% participating interest in a PSC for the Tarapur block located in the centre of the Cambay Basin in the State of Gujarat, subject to Government of India consent.  Exploration and development activities pursuant to the terms of these agreements are expected to continue throughout 2005.

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

The first two wells drilled on the KG Block in 2004, the KG#1 and the KG#11 wells, were abandoned.

On January 17, 2005, drilling operations commenced on the KG #8 well which is situated approximately 19 kilometers southwest of the KG#1 well and approximately 27 kilometers south of the KG#11 well in the southwestern corner of the KG Block in shallow waters of approximately 60 meters.

As at May 18, 2005 the well had been drilled to a total depth of 5,061 meters and logs are currently being run.  Upon completion of the logging program, casing will be run to total depth and GSPC anticipates a number of tests based upon log analyses.

The KG#8 well is the third well of the 14 well drilling program intended to be completed during the first exploration phase of the KG Block PSC ending in September 2005.   GeoGlobal has a 5% net carried interest in the wells drilled on the KG Block.

Cambay Blocks

On February 6, 2004, the Company and our joint venture participants, signed PSC’s with respect to two onshore exploration blocks in the Cambay Basin located in the State of Gujarat in northwest India.  We hold a 10% participating interest under each of these contracts.  Pursuant to a Deed of Assignment and Assumption executed on April 7, 2005, GeoGlobal acquired a 20% participating interest from GSPC in a third onshore Cambay Basin exploratory Block CB-ON/2 (“Tarapur”).

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

Tarapur (Exploration Block CB-ON/2)

Pursuant to a Deed of Assignment and Assumption executed on April 7, 2005, we agreed to acquire a 20% participating interest from GSPC in the onshore CB-ON/2 Exploration Block (“Tarapur”).  The agreement is subject to obtaining the Government of India consent and an application is currently being undertaken.  Based on our past experience as a party to other PSCs with GSPC and our relationship with GSPC, we believe that such consent from the Government of India will be forthcoming.  In the event such consent is not obtained, the assignment would be terminated.  Under such circumstances, we intend to seek to negotiate an alternative acceptable arrangement with GSPC.  In the event the Government of India does not reject in writing the application for consent to the assignment within 180 days, it is deemed approved.  We intend that such an alternative acceptable arrangement would include provisions that would place us in an economic position substantially equivalent to the position we would have held if the consent of the Government of India had been obtained.  We cannot make any assurance that such an alternative arrangement can be entered into and in the event such an arrangement is not entered into we would seek to have the moneys advanced by us to GSPC returned to us.

The Tarapur Block covers an area of approximately 1,211 square kilometers and is located in the centre of the Cambay Basin in the State of Gujarat near our Mehsana Block (285 square kilometers) and our Sanand and Mirola Block (125 square kilometers).  GSPC is the operator of the Tarapur Block and owns the remaining 80% participating interest.  Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery by acquiring a 30% participating interest as provided under the PSC.  This exercise of this right would result in the reduction of the Company’s participating interest to 14%.

The Tarapur Block is currently nearing the end of the second phase of the work commitment pursuant to the PSC entered into on April 12, 2000.  GSPC recently drilled the Tarapur #1 well to a depth of 2,250 meters to the top of the Deccan trap.  This well has been logged and cased and is currently being tested and evaluated.  A workover on the Changara #1 well has also been conducted and results are pending testing and evaluation.  Final testing and evaluation of both wells is expected before the end of May 2005.

Phase two under the PSC for the exploration block will expire on May 22, 2005.  GSPC anticipates entering into the third and final phase, and, after relinquishment of acreage back to the Government of India as required under the terms of the PSC, will retain 25% (approximately 405 square kilometers) of the Tarapur Block.  Phase three has a term of 2½ years and the work commitment is to drill two wells to a depth of 3,000 meters or to the Deccan trap.

The agreement provides that we were required to pay to GSPC 20% the total of the past costs incurred through the date of agreement, which sum amounted to approximately Rs. 2.53 Crore (US$579,523).  As the holder of a participating interest, we will be required to fund our 20% share of all further exploration and development costs incurred on the exploration block.  It is expected that the total capital we will be required to contribute to exploration activities on Tarapur during 2005 based on our 20% participating interest will be approximately $300,000 and we have committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over a period of 2½ years.  We have further agreed to provide necessary geological and geophysical assistance at no cost to GSPC toward fulfillment of the work commitment made under the PSC in carrying out the exploration activities.  Under the terms of the agreement, we have obtained and are required to keep in force a financial and performance guarantee securing our performance under the Tarapur PSC.  Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery by acquiring a 30% participating interest as provided under the PSC.  This exercise of this right would result in the reduction of our participating interest to 14%.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 TO MARCH 31, 2004

Statement of Operations

Three months ended March 31, 2005

During the three months ended March 31, 2005, we had expenses of $188,490 compared with expenses of $231,517 for the three months ended March 31, 2004.  Our general and administrative expenses increased to $106,592 from $94,435 for the same period in 2004.  This increase is primarily the result of a $30,000 annual listing fee paid to the American Stock Exchange in the first quarter of 2005.  The listing fee for 2004 was paid in the second quarter of 2004.  Otherwise, our general and administrative costs decreased slightly.   Our general and administrative expenses include transfer agent fees and services as well as costs related to the corporate head office including administrative services, rent and office costs.   Our consulting fees of $49,839 during the three months ended March 31, 2005 decreased from $73,165 for the same period in 2004.  These consulting fees include $12,500 paid under the Technical Services Agreement for both periods.  Additional consulting fees were incurred in the prior period for employing various technical and corporate consultants which advised us a variety of matters which were not incurred in the first three months of 2005.  Professional fees also decreased to $20,639 during the three months ended March 31, 2005 from $51,573 during the same period in 2004.  Professional fees include those paid to our auditors for audit, accounting and tax advice, fees paid to our legal advisors for services provided with regard to filing various SEC documents and review of our oil and gas agreements.  The decrease is a result of a decrease in legal fees in the first three months of 2005 compared to the same period in 2004.  Depreciation and depletion decreased slightly to $11,420 compared to $12,344 for the same period in 2004.

Our other expenses and incomes during the three months ended March 31, 2005 resulted in income of $11,643 compared to $29,978 during the same period in 2004.  The decrease can be directly attributed to the recovery of consulting fees and equipment costs from services provided and billed out to GSPC during the first quarter of 2004 for which we had no such recovery during the three months ended March 31, 2005.  Included in other revenue is a foreign exchange loss of $3,034 compared to a foreign exchange gain of $7,595 for the three months ended March 31, 2004.  Our interest income of $14,677 in 2005 arose out of interest earned on our cash balances we held during the quarter as compared to $5,883 during the same period in 2004.  This increase is a direct result of the increase in the US prime interest rate.

Reflecting the overall decrease in the fees and expenses above during the three months ended March 31, 2005 as compared to the same period ending March 31, 2004, we had a net loss of $176,847 in 2005 compared to a net loss of $201,539 in 2004.

We capitalize certain overhead costs directly related to our exploration activities in India.  During the three months ended March 31, 2005 these capitalized overhead costs were $64,724 and during the three months ended March 31, 2004 were $83,568.

Liquidity and Capital Resources

At March 31, 2005, our cash and cash equivalents were $3,618,376.  The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.

Three months ended March 31, 2005

The reduction in our cash and cash equivalents of $801,222 from $4,419,598 at December 31, 2004 is primarily the result of funds used in operating, investing and financing as follows:

Our net cash used in operating activities during the three months ended March 31, 2005 was $147,765 as compared to $357,063 for the same period in 2004.  This decrease is mostly as a result of our cash being used in the prior 2004 period to reduce our accounts payable.

Cash used in investing activities for the three months ended March 31, 2005 was $653,457.  This amount was for the purchase of property and equipment as compared to $135,370 for the same period in 2004.   This increase is a result of our increased activities in the Cambay Basin and mostly attributed to our acquisition of a 20% participating interest in the Tarapur Exploration Block CB-ON/2 (see Operations Update).

Cash provided by financing activities for the three months ended March 31, 2005 was $nil as compared to cash used in financing activities of $485,000 for the same period in 2004.  Cash of $15,000 was provided from the issuance of 10,000 shares of common stock in the exercise of options in the first quarter of 2004.  No options were exercised in the same period in 2005.  The three months ended March 31, 2004 also included a $500,000 repayment of the note payable.  No such payment was required in 2005 as the note was entirely paid on June 30, 2004.

The KG Block and Our Carried Interest Agreement

At March 31, 2005, the Operator of the KG Block, GSPC, has expended on exploration activities approximately $7.8 million attributable to us under the Carried Interest Agreement (“CIA”) as compared to $5.0 million at December 31, 2004 and $1.45 million at March 31, 2004.  Under the terms of the CIA, GeoGlobal and Roy Group (Mauritius) Inc. (“RGM”) are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Block prior to the start date of initial commercial production.

Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Block.  Preliminary budgets estimate that these expenditures attributable to us will total approximately $11 million over the 6.5 year term of the PSC, including the $7.8 million attributable to us through March 31, 2005.  Additional expenditures may be required for the cost overruns and completion of commercially successful wells.  We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence.  As provided in the CIA, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Block.  Of these expenditures attributable to us, 50% are for the account of RGM under the terms of the Participating Interest Agreement (“PIA”).

We will not realize cash flow from the KG venture until such time as the expenditures attributed to us, including those expenditures made for the account of RGM under the CIA have been recovered by GSPC from future production revenue.  Under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.

Cambay Blocks

We have committed to expend an aggregate of approximately $2.5 million for exploration activities under the terms of the PSC’s on both of the Cambay Blocks, Mehsana and Sanand/Mirola, over a period of 6 years.  As at March 31, 2005, we have incurred costs of approximately $402,370 with respect to these contracts.  We estimate that our expenditures for these purposes during the balance of the 2005 fiscal year will be approximately $1.6 million, based upon our 10% participating interest in these PSC’s.

We have committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of a Deed of Assignment and Assumption entered into covering the Tarapur block over a period of 2½ years.  As at March 31, 2005, we have incurred costs of approximately $579,527 with respect to this agreement.  We estimate that our expenditures for these purposes during the balance of the 2005 fiscal year will be approximately $300,000, based upon our 20% participating interest in this agreement.

2005 Activities

We expect our exploration and development activities pursuant to the PSC’s we are parties to will continue throughout 2005 in accordance with the terms of those agreements.  In addition, we may seek to participate in joint ventures bidding for the award of further PSC’s for exploration blocks expected to be awarded by the Government of India in the future.  As of May 20, 2005, we have no specific plans to join with others in bidding for any specific PSC.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, as opportunities arise, we may seek to acquire minority participating interests in exploration blocks where PSC’s have been heretofore awarded by the Government of India.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.  Depending upon the scope of our activities during the year, we may require additional capital for the possible acquisition of further minority participating interests in PSC’s in drilling blocks heretofore awarded by the Government of India. We may also require additional capital in order to participate in ventures bidding for the grant of PSC’s for future exploration blocks to be awarded by the Government of India.  We believe it can be expected that our interest in such ventures would be a participating interest.  As of May 20, 2005, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to disclose the amount of any funds that may be required for these purposes.  As the holder of a participating interest in any such possible activities, it can be expected that we will be required to contribute capital to any such ventures.

We believe that our available cash resources will be sufficient to meet all our expenses, cash requirements and commitments during the balance of the year ended December 31, 2005.  We may during the year 2005 also seek to raise additional capital to support an expanded level of activities as well as our ongoing operations.  No specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard.  We expect that if we seek to raise additional capital it will be through the sale of equity securities.  As of May 20, 2005, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.

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

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company was planning to adopt Statement 123(R) on January 1, 2005, however, on April 14, 2005, the Securities Exchange Commission provided for a phased-in implementation process for Statement 123(R).  As such, the Company is delaying implementation until January 1, 2006.

The Company intends to adopt Statement 123(R) using the modified prospective method.

Cautionary Statement For Purposes Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1995

With the exception of historical matters, the matters discussed in this Quarterly Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to, the statements in this Quarterly Report regarding our plans and objectives relating to our future operations, plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India which are the subject of the four PSC’s we have entered into, plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities, and to realize revenues from the sales of those hydrocarbons.  Forward looking statements also include our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional PSC’s with the Government of India.  Our assumptions, plans and expectations regarding our future capital requirements, our plans and intentions regarding the possibility of us raising additional capital in 2005 and beyond, the costs and expenses to be incurred in conducting any exploration, well drilling, development, and production activities and the adequacy of our capital to meet our requirements for our present level of activities are all forward-looking statements.  These statements appear, among other places, under the following captions: “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation”. We cannot assure you that our assumptions or our business plans and objectives discussed herein will prove to be accurate or be able to be attained.  We cannot assure you that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration blocks in which we have an interest.  Our ability to realize revenues cannot be assured.  We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required.  We cannot assure you that we will be successful in joining any further ventures seeking to be granted PSC’s by the Government of India or that we will be successful in acquiring interests in existing ventures.  We cannot assure you that the Government of India will consent to the assignment by GSPC of the 20% participating interest in the Tarapur block or that the Company will be successful in entering into alternative acceptable arrangements on commercially favorable terms with GSPC should that consent not be forthcoming.  If our plans fail to materialize, your investment will be in jeopardy.  Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption "Risk Factors" herein.  They are also described in our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Quarterly Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

Risks Relating to Our Oil and Gas Activities

Because We Are In the Early Stage Of Developing Our Activities, There Are Considerable Risks We Will Be Unsuccessful

We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have involved entering into three PSC’s.  In addition, we have entered into an agreement to acquire a 20% participating interest in a PSC relating to a PSC for the Tarapur block located in the centre of the Cambay Basin in the State of Gujarat, subject to Government of India consent.  We have realized no revenues from our oil and natural gas exploration and development activities and claim no reserves of oil or natural gas.  As of May 20, 2005 a venture in which we have a 5% net carried interest in, has drilled and abandoned two wells, and is currently drilling the third well.  We claim no reserves of hydrocarbons as a result of those drilling activities through that date.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the agreements we have entered into.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold or acquire an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.

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

During the exploration phase prior to the start date of initial commercial production, we have a carried interest in the exploration activities on KG Block.  Our interests in the Cambay Blocks and our interest in the Tarapur block, are participating interests which require us to pay our proportionate share of exploration, drilling and development expenses on these Blocks substantially as those expenses are incurred.  Unexpected or additional costs can affect the commercial viability of producing oil and gas from a well and will affect the time when and amounts that we can expect to receive from any production from a well.  Because our carried costs of exploration and drilling on KG Block are to be repaid in full before we are entitled to any share of production, additional exploration and development expenses will reduce and delay any share of production and revenues we will receive.

There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future.  Due to the foregoing factors, the development of our business plan, prospects and exploratory drilling activities, as well as our quarterly and annual operating results, are difficult to forecast. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects.  Through May 20, 2005, we have had to abandon two wells drilled on the KG Block and it is likely that in some future quarters our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells plugged.  In such event, the trading price of our common stock may be materially and adversely affected.

We Expect to Have Substantial Requirements For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing and Additional Ventures Or Pursue Other Opportunities.  Our Available Capital is Limited

In order to participate under the terms of our PSC’s as well as in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital.  Under the terms of our CIA, after the start date of initial commercial production on the KG Block, and under the terms of the two PSC’s and the agreement relating to the acquisition of the 20% participating interest in the Tarapur block, we are required to bear our proportionate share of costs during the exploration phases of those agreements.  There can be no assurance that this capital will be available to us in the amounts and at the times required.  Such capital also may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities.  We expect to seek the additional capital to meet our requirements from equity and debt offerings of our securities.  Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.  There can be no assurance that capital will be available to us from any source or that, if available, it will be at prices or on terms acceptable to us.  Should we be unable to access the capital markets or should sufficient capital not be available, our activities could be delayed or reduced and, accordingly, any future exploration opportunities, revenues and operating activities may be adversely affected and could also result in our breach of the terms of a PSC which could result in the loss of our rights under the contract.

As of March 31, 2005, we had cash and cash equivalents of approximately $3,600,000.  As of March 31, 2004, we had cash and cash equivalents of approximately $6,000,000.  We currently expect that our available cash will be sufficient to fund at the present level of operations our required capital expenditures on the three exploration blocks in which we are a participant and our participation in the Tarapur block in which we recently agreed to acquire a 20% participating interest through 2005.  We expect our commitments pursuant to the terms of the agreements relating to these exploration blocks to total approximately $2.2million during the period April 1, 2005 through December 31, 2005.  Any further PSC’s we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.  There can be no assurance that we will be able to raise the capital.

Pursuant to the Deed of Assignment and Assumption executed on April 7, 2005whereby we agreed to acquire a 20% participating interest from GSPC in the onshore CB-ON/2 Exploration Block (“Tarapur”) we paid to GSPC the sum of approximately Rs. 2.53 Crore (approximately $579,523).  In addition, it is expected that the total capital we will be required to contribute to exploration activities on Tarapur during 2005 based on our 20% participating interest will be approximately $300,000 and we have committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over a period of 2½ years.  Our agreement with GSPC is subject to obtaining the Government of India consent and an application is currently being undertaken.  In the event such consent is not obtained, the assignment would be terminated.  Under such circumstances, we intend to seek to negotiate an alternative acceptable arrangement with GSPC.  In the event the Government of India does not reject in writing the application for consent to the assignment within 180 days, it is deemed approved.  We intend that such an alternative acceptable arrangement would include provisions that would place us in an economic position substantially equivalent to the position we would have held if the consent of the Government of India had been obtained and the assignment of the interest effected.  We cannot make any assurance that such an alternative arrangement can be entered into with GSPC and in the event such an arrangement is not entered into we would seek to have the moneys advanced by us to GSPC returned to us.  There can be no assurance that the Government of India consent will be obtained or that we will be successful in having the moneys advanced to GSPC returned to us if an acceptable alternative arrangement is not available to us.

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

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders

As of May 20, 2005, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 34,086,667 shares or approximately 61.7% of our outstanding Common Stock.  As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions.  These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions.  These persons may have interests regarding our future activities and transactions we engage in that diverge from the interests of our other stockholders.  Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.  Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

Our Reliance On A Limited Number Of Key Management Personnel Imposes Risks On Us That We Will Have Insufficient Management Personnel Available If The Services Of Any Of Them Are Unavailable

We are dependent upon the services of our President and Chief Executive Officer, Jean Paul Roy, and Executive Vice President and Chief Financial Officer, Allan J. Kent.  The loss of either of their services could have a material adverse effect upon us.  We currently do not have employment agreements with either of such persons or key man life insurance.  The services of both Mr. Roy and Mr. Kent are provided pursuant to the terms of agreements with corporations wholly-owned by each of them.  At present, Mr. Kent’s services are provided through an oral agreement with the corporation he owns.  Accordingly, these agreements do not contain any provisions whereby Mr. Roy and Mr. Kent have direct contractual obligations to us to provide services or refrain from other activities.

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

At present, our only oil and gas interests are our rights under the terms of the three PSC’s and the one Deed of Assignment and Assumption.  We are not the operator of any of the exploration, drilling and production activities conducted on any of the three exploration blocks.  Accordingly, the realization of successes in the exploration of the blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.

Under the terms of our CIA for the KG Block, we have a carried interest in the exploration activities conducted by the parties on the KG Block prior to the start date of initial commercial production.  However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities will be repaid without interest over the projected production life or ten years, whichever is less.  Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the PSC for which our interest is carried is estimated to be approximately $22 million, including the $5.0 million attributable to us as of December 31, 2004 and $7.8 million attributable to us as of March 31, 2005.  Additional expenditures may be required for cost overruns and completions of commercially successful wells.  We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence.  Of these expenditures, 50% are for the account of RGM under the terms of the PIA.   We are not entitled to any share of production from the KG Block until such time as the expenditures attributed to us, including those expenditures made for the account of RGM, under the CIA have been recovered by GSPC from future production revenue.  Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Block.  As provided in the CIA, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Block.

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

32.1

Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

32.2

Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.

-----------------

 (Registrant)

May 20, 2005

 /s/ Jean Paul Roy

------------------------

Jean Paul Roy

President and Chief Executive Officer

 (Principal Executive Officer and Director)

May 20, 2005

/s/ Allan J. Kent

----------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting)