Form 10KSB/A
GEOGLOBAL RESOURCES INC
filed 2005-08-02
CIK 896726

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB/A

Amendment No. 1

Mark One:

☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004; or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File No. 1-32158

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

DOCUMENTS INCORPORATED BY REFERENCE

None

This Form 10-KSB/A is being filed to amend the GeoGlobal Resources Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2004. The amendment arose out of a letter of comment dated July 14, 2005 received from the staff of the Securities and Exchange Commission.

Generally, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB except as required to meet the staff’s comments. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on March 31, 2005. The following items have been amended as a result of the restatement:

Annual Report on Form 10-KSB/A

December 31, 2004

Table of Contents

		Page
	Part II

Item 7.	Financial Statements	F1-F23

Item 8A	Controls and Procedures	3

	Part III

Item 13.	Exhibits	4

2

PART II

Item 7.   Financial Statements

Our Financial Statements are included in a separate section of this report.  See page F-1.

Item 8A.  Controls and Procedures

Under the supervision and with the participation of our management, including Jean Paul Roy, our President and Chief Executive Officer, and Allan J. Kent, our Executive Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, and, based on their evaluation, Mr. Roy and Mr. Kent have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

3

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

4

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

5

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

"Ernst & Young LLP"   (signed)

CALGARY, ALBERTA

 CHARTERED ACCOUNTANTS

March 14, 2005

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
December 31	2004 US $	2003 US $
Assets
Current
Cash and cash equivalents	4,419,598	7,029,907
Restricted cash (note 10d)	206,796	--
	4,626,394	7,029,907
Accounts receivable (note 2e)	208,748	81,487
	4,835,142	7,111,394

Property and equipment (note 3)
Exploration costs, not subject to depletion	638,539	178,523
Computer and office equipment, net	143,053	117,020
	781,592	295,543

	5,616,734	7,406,937

Liabilities
Current
Accounts payable	29,623	176,683
Accruals	54,442	16,400
Due to related companies (notes 7c, 7d and 7e)	19,624	46,863
Note payable (note 7a)	--	1,000,000
	103,689	1,239,946

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

3.

PROPERTY AND EQUIPMENT

	Balance Sheet as at December 31, US $		Exploration costs incurred in US $
	2004	2003	2004	2003	2002
Exploration and development
Exploration costs – India	638,539	178,523	460,016	156,598	21,925
Accumulated depletion	--	--	--	--	--
	638,539	178,523	460,016	156,598	21,925

Computer and equipment
Computer and office equipment	255,509	168,168
Accumulated depreciation	(112,456)	(51,148)
	143,053	117,020

	781,592	295,543

a)

Exploration costs – India

The exploration costs incurred to date are not subject to depletion and cover three exploration blocks, known as the KG Block, Mehsana Block and the Sanand and Mirola Block.  It is anticipated these exploration costs will be subject to depletion no earlier than the 2007 fiscal year.

b)

Capitalized overhead costs

Included in the US$460,016 of exploration cost additions during the year ended December 31, 2004 (year ended December 31, 2004 – US$156,598) are certain overhead costs capitalized by the Company in the amount of US$336,535 (year ended December 31, 2003 – US$128,078) directly related to the exploration activities in India.  Of the capitalized overhead amount, US$49,370 (year ended December 31, 2003 - US$nil) was paid to third parties, and US$287,165 was paid to and on behalf of a related party (year ended December 31, 2003 – US$128,078) (see note 7c).  These indirect costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement and are therefore not reimbursable under the Carried Interest Agreement (see note 3d).

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

On February 4, 2003, GeoGlobal, as to a 10% Participating Interest ("PI")  (net 5% - see note 3e) along with Enpro and GSPC, as to their 10% and 80% PI respectively, entered into a Production Sharing Contract (“PSC-KG”) with the Government of India with respect to this Exploration Block. See also Carried Interest Agreement note 3d.

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

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

3.

PROPERTY AND EQUIPMENT (continued)

d)

Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a Carried Interest Agreement (“CIA”) with GSPC, which grants the Company a 10% carried interest (net 5% - see note 3e) in the Exploration Block KG-OSN-2001/3. The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

As at December 31, 2004, GSPC has incurred costs of Rs 22.77 crore (approximately US$5.01 million) attributable to GeoGlobal under the CIA of which 50% is for the account of Roy Group (Mauritius) Inc. ("RGM"), a related party (note 7b) under the terms of the Participating Interest Agreement as further described in note 3e.

e)

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

CAPITAL STOCK (continued)

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

5.

STOCK OPTIONS

a)

The Company’s 1998 Stock Incentive Plan

Under the terms of the 1998 Stock Incentive Plan (the "Plan"), 3,900,000 common shares have been reserved for issuance on exercise of options granted under the Plan.  As at December 31, 2004, the Company had 385,697 (December 31, 2003 – 385,697) common shares remaining for issuance under the Plan.  The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

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

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

December 31, 2004

6.

ACQUISITION

On August 29, 2003, pursuant to an agreement dated April 4, 2003 and amended August 29, 2003, the Company completed a transaction with Mr. Roy and GeoGlobal Resources (India) Inc. ("GeoGlobal India"), a corporation then wholly-owned by Mr. Roy, whereby the Company acquired from Mr. Roy all of the outstanding capital stock of GeoGlobal India.  In exchange for the outstanding capital stock of GeoGlobal India, the Company issued 34.0 million shares of our Common Stock.  Of the 34.0 million shares, 14.5 million shares were delivered to Mr. Roy at the closing of the transaction being August 29, 2003 and an aggregate of 19.5 million shares were held in escrow by an escrow agent.  The terms of the escrow provide for the release of the shares upon the occurrence of certain developments relating to the outcome of oil and natural gas exploration and development activities conducted on the KG Block.  On August 27, 2004, 14.5 million shares were released to Mr. Roy from escrow upon the actual commencement of a drilling program on the KG Block.  The final 5.0 million shares remaining in escrow will be released only if a commercial discovery is declared on the KG Block.  In addition to the shares of Common Stock, the Company delivered to Mr. Roy a $2.0 million promissory note, of which $500,000 was paid on the closing of the transaction on August 29, 2003, $500,000 was paid on October 15, 2003, $500,000 was paid on January 15, 2004 and $500,000 was paid on June 30, 2004.  The note did not accrue interest.  The note was secured by the outstanding stock of GeoGlobal India which has subsequently been released.  As a consequence of the transaction, Mr. Roy held as of the closing of the transaction an aggregate of 34.0 million shares of our outstanding Common Stock, or approximately 69.3% of the shares outstanding, assuming all shares held in escrow are released to him.  The terms of the transaction provide that Mr. Roy is to have the right to vote all 34.0 million shares following the closing, including the shares during the period they are held in escrow.   Shares not released from the escrow will be surrendered back to GeoGlobal.

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

b)

Roy Group (Mauritius) Inc.

Roy Group (Mauritius) Inc. is related to the Company by common management and is controlled by a director of the Company.  On March 27, 2003, the Company entered into a Participating Interest Agreement (note 3e) with the related party.

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

10.

COMMITMENTS

a)

Exploration Block KG-OSN-2001/3 Block

Under the terms of this Production Sharing Contract, GeoGlobal, along with its joint venture participants have committed to the Government of India an exploration work program as outlined below.  All of GeoGlobal's share of any and all costs incurred during the exploration phase prior to the date of initial commercial production are the responsibility of GSPC pursuant to the CIA executed on August 27, 2002, as described in note 3d.

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

(ii)

Phase II – 25%

(iii)

Phase III – 100% except for development and discovery areas

Under the terms of the CIA, all of GeoGlobal’s and RGM’s proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block.  GeoGlobal is not entitled to any share of production until GSPC has recovered the Company’s share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.  The total of these costs and expenses is estimated to be approximately US$11 million over the 6.5 year term of this PSC.

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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	August 2, 2005

/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer and Director	August 2, 2005

/s/ Brent J. Peters Brent J. Peters	Director	August 2, 2005

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	August 2, 2005

/s/ Michael J. Hudson Michael J. Hudson	Director	August 2, 2005