Form 10QSB/A
period 2005-08-02
GEOGLOBAL RESOURCES INC
filed 2005-08-02
CIK 896726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005;

or

[ ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________________.

Commission file Number: 1-32158

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

This Form 10-QSB/A is being filed to amend the GeoGlobal Resources Inc. (the “Company”) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005. The amendment arose out of a letter of comment dated July 14, 2005 received from the staff of the Securities and Exchange Commission.

Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to meet the staff’s comments. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on May 23, 2005. The following items have been amended as a result of the restatement:

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

March 31, 2005 and March 31, 2004 and from inception on

August 21, 2002 to March 31, 2005 (Unaudited)

3

Notes to Consolidated Financial Statements for the three months ended

March 31, 2005 (Unaudited)

4-16

PART II.

OTHER INFORMATION

Item 6.

Exhibits

17

ITEM 1. PART I.	CONSOLIDATED FINANCIAL STATEMENTS FINANCIAL INFORMATION

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31-2005 US $	December 31-2004 US $

Assets
Current
Cash and cash equivalents	3,618,376	4,419,598
Restricted cash (note 10c)	206,796	206,796
	3,825,172	4,626,394
Accounts receivable	184,280	181,237
Cash call receivable	14,907	27,511
	4,024,359	4,835,142

Property and equipment (note 3)
Exploration costs, not subject to depletion	1,555,045	638,539
Computer and office equipment, net	140,839	143,053
	1,695,884	781,592

	5,720,243	5,616,734

Liabilities
Current
Accounts payable	62,134	29,623
Accrued liabilities	298,593	54,442
Due to related companies (notes 7c, 7d and 7e)	23,318	19,624
	384,045	103,689
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

3.

Property and equipment

	Balance Sheet as at US $		Exploration costs incurred in quarter ending March 31, US $
	March 31-2005	December 31-2004	2005	2004
Exploration and development
Exploration costs – India	1,555,045	638,539	916,506	83,568
Accumulated depletion	--	--	--	--
	1,5550,45	638,539	916,506	83,568

Computer and equipment
Computer and office equipment	264,715	255,509
Accumulated depreciation	(123,876)	(112,456)
	140,839	143,053

	1,695,884	781,592

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

e)

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

	Mar 31-2005	Mar 31-2004
	US $	US $
Consolidated Statement of Operations
Consulting fees	12,500	12,500
Consolidated Balance Sheets
Property and equipment
Exploration costs - India (note 3b)	50,000	50,000
	62,500	62,500

The related party was also reimbursed for medical, insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed to third parties incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	1,489	1,140
Consolidated Balance Sheets
Accounts receivable	15	--
Property and equipment
Exploration costs - India (note 3b)	12,543	14,298
	14,047	15,438

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

August 2, 2005

 /s/ Jean Paul Roy

------------------------

Jean Paul Roy

President and Chief Executive Officer

 (Principal Executive Officer and Director)

August 2, 2005

/s/ Allan J. Kent

----------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting)