Form 10QSB
period 2005-08-15
GEOGLOBAL RESOURCES INC
filed 2005-08-15
CIK 896726

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005;

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

YES [X]    NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]    NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2005
COMMON STOCK, PAR VALUE $.001 PER SHARE	58,297,855

Transitional Small Business Disclosure Format

YES [ ]    NO [X]

================================================================================

GEOGLOBAL RESOURCES INC.

(a development stage enterprise)

QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

      Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2005 and

December 31, 2004 (Unaudited)

1

Consolidated Statements of Operations for the three and six months ended June 30, 2005 and June 30, 2004 and from inception on

August 21, 2002 to June 30, 2005 (Unaudited)

2

Consolidated Statements of Cash Flows for the three and six months ended June 30, 2005 and June 30, 2004 and from inception on

August 21, 2002 to June 30, 2005 (Unaudited)

3

Notes to the Consolidated Financial Statements as at

June 30, 2005 (Unaudited)

4-17

Item 2.

Management's Discussion and Analysis or Plan of Operation

18-31

Item 3.

Controls and Procedures

31

PART II.

OTHER INFORMATION

Item 6.

Exhibits

32

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS PART I. FINANCIAL INFORMATION

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30-2005 US $	December 31-2004 US $

Assets
Current
Cash and cash equivalents	5,571,791	4,419,598
Restricted cash (note 10c)	206,796	206,796
	5,778,587	4,626,394
Accounts receivable	210,836	181,237
Cash call receivable	7,697	27,511
	5,997,120	4,835,142

Property and equipment (note 3)
Exploration costs, not subject to depletion	1,593,787	638,539
Computer and office equipment, net	136,177	143,053
	1,729,964	781,592

	7,727,084	5,616,734

Liabilities
Current
Accounts payable	53,926	29,623
Accrued liabilities	220,215	54,442
Due to related companies (notes 7c, 7d and 7e)	47,906	19,624
	322,047	103,689
Stockholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
56,398,555 common shares (December 31, 2004 – 55,207,455)	41,806	40,615
Additional paid-in capital (note 4)	9,097,593	6,831,434
Deficit accumulated during the development stage	(1,734,362)	(1,359,004)
	7,405,037	5,513,045

	7,727,084	5,616,734
See Commitments and Guarantees (note 3e and 10) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30-2005 US $	Three months ended June 30-2004 US $	Six months ended June 30-2005 US $	Six months ended June 30-2004 US $	Period from Inception, August 21-2002 to June 30-2005 US $

Expenses (note 7c, 7d and 7e)
General and administrative	83,342	179,490	189,934	273,925	799,324
Consulting fees	51,735	53,319	101,574	126,484	509,460
Professional fees	69,602	54,013	90,241	105,586	390,358
Depreciation and depletion	11,967	15,050	23,387	27,394	135,843
	216,646	301,872	405,136	533,389	1,834,985
Other expenses (income)
Consulting fees recovered	--	--	--	(14,300)	(53,075)
Equipment costs recovered	--	--	--	(2,200)	(6,445)
Foreign exchange loss	1,474	11,425	4,508	3,830	26,637
Interest	(19,609)	(7,092)	(34,286)	(12,975)	(67,740)
	(18,135)	4,333	(29,778)	(25,645)	(100,623)

Net loss and comprehensive loss for the period (note 8)	(198,511)	(306,205)	(375,358)	(507,744)	(1,734,362)

Net loss per share – basic and diluted (note 4d)	0.00	(0.01)	(0.01)	(0.01)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended June 30-2005 US $	Three months ended June 30-2004 US $	Six months ended June 30-2005 US $	Six months ended June 30-2004 US $	Period from Inception, August 21-2002 to June 30-2005 US $

Cash flows provided by (used in) operating activities
Net loss	(198,511)	(306,205)	(375,358)	(507,744)	(1,734,362)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	11,967	15,050	23,387	27,394	135,843
Changes in operating assets and liabilities:
Accounts receivable	(26,556)	(57,506)	(29,599)	(105,026)	(135,836)
Accounts payable	(8,208)	110,284	24,303	(16,840)	4,918
Accrued liabilities	(200)	--	(15,700)	--	5,300
Due to related companies	24,588	23,124	28,282	29,900	6,150
	(196,920)	(215,253)	(344,685)	(572,316)	(1,717,987)

Cash flows provided by (used in) investing activities
Property and equipment
Exploration costs	(38,742)	(186,650)	(955,248)	(270,218)	(1,593,787)
Computer and office equipment	(7,305)	(13,802)	(16,511)	(65,604)	(272,020)
Cash acquired on acquisition (note 6)	--	--	--	--	3,034,666
Restricted cash (note 10c)	--	--	--	--	(206,796)
Changes in investing assets and liabilities:
Cash call receivable	7,210	--	19,814	--	(7,697)
Accrued liabilities	(78,178)	--	181,473	--	214,915
	(117,015)	(200,452)	(770,472)	(335,822)	1,169,281

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	2,267,350	75,000	2,267,350	90,000	8,582,614
Share issuance costs	--	--	--	--	(550,175)
Changes in financing liabilities:
Note payable (note 7a)	--	(500,000)	--	(1,000,000)	(2,000,000)
Accounts payable	--	--	--	--	61,078
Due to related companies	--	--	--	--	26,980
	2,267,350	(425,000)	2,267,350	(910,000)	6,120,497

Net increase (decrease) in cash and cash equivalents	1,953,415	(840,705)	1,152,193	(1,818,138)	5,571,791

Cash and cash equivalents, beginning of period	3,618,376	6,052,474	4,419,598	7,029,907	--

Cash and cash equivalents, end of period	5,571,791	5,211,769	5,571,791	5,211,769	5,571,791

Cash and cash equivalents
Current bank accounts	1,308,355	118,936	1,308,355	118,936	1,308,355
Term deposits	4,263,436	5,092,833	4,263,436	5,092,833	4,263,436
	5,571,791	5,211,769	5,571,791	5,211,769	5,571,791
The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

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

2.

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

2.

Basis of presentation (continued)

These consolidated financial statements include the accounts of GeoGlobal Resources Inc., from the date of acquisition, being August 29, 2003, as well as the accounts of GeoGlobal's direct and indirect wholly-owned subsidiaries: (i) GeoGlobal Resources (India) Inc., incorporated under the Business Corporations Act (Alberta), Canada on August 21, 2002 which was continued under the Companies Act of Barbados, West Indies on June 27, 2003 (ii) GeoGlobal Resources (Canada) Inc., incorporated under the Business Corporations Act (Alberta), Canada on September 4, 2003 and (iii) GeoGlobal Resources (Barbados) Inc. incorporated under the Companies Act of Barbados, West Indies on September 24, 2003, which is the wholly-owned subsidiary of GeoGlobal Resources (Canada) Inc.

3.

Property and equipment

	Balance Sheet as at US $		Exploration costs incurred in the six months ended June 30 US $
	June 30-2005	December 31-2004	2005	2004
Exploration and development
Exploration costs – India	1,593,787	638,539	955,248	270,218
	1,593,787	638,539	955,248	270,218

Computer and equipment
Computer and office equipment	272,020	255,509
Accumulated depreciation	(135,843)	(112,456)
	136,177	143,053

	1,729,964	781,592

a)

Exploration costs – India

The exploration costs incurred to date are not subject to depletion and cover four exploration blocks, known as the KG Block, Mehsana Block, Sanand and Mirola Block, and the Tarapur Block.  It is anticipated these exploration costs will be subject to depletion no earlier than the 2007 fiscal year.

b)

Capitalized overhead costs

Included in the US$955,248 of exploration cost additions during the six months ended June 30, 2005 (year ended December 31, 2004 – US$460,016) are certain overhead costs capitalized by the Company in the amount of US$156,720 (year ended December 31, 2004 – US$336,535) directly related to the exploration activities in India.  Of the capitalized overhead amount, US$49,767 (year ended December 31, 2004 – US$49,370) was paid to third parties, and US$106,953 was paid to and on behalf of a related party (year ended December 31, 2004 – US$287,165) (see note 7c).   These indirect costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement and are therefore not reimbursable under the Carried Interest Agreement (see note 3c).

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

3.

Property and equipment (continued)

c)

Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a Carried Interest Agreement (“CIA”) with Gujarat State Petroleum Corporation (“GSPC”), which grants the Company a 10% carried interest (net 5% - see note 3d) in the Exploration Block KG-OSN-2001/3. The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

As at June 30, 2005, GSPC has incurred costs of approximately Rs 40.0 Crore (approximately US$8.7 million) (December 31, 2004 – Rs 22.8 Crore (approximately US$5.0 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of Roy Group (Mauritius) Inc. ("RGM"), a related party (note 7b) under the terms of the Participating Interest Agreement.

d)

Participating Interest Agreement

On March 27, 2003, GeoGlobal entered into a Participating Interest Agreement (“PIA”) with RGM, whereby GeoGlobal assigned and holds in trust for RGM, subject to Government of India consent, 50% of the benefits and obligations of the PSC-KG and the CIA leaving GeoGlobal with a net 5% Participating Interest in the PSC-KG and a net 5% carried interest in the CIA.

e)

Deed of Assignment and Assumption

On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% participating interest in the onshore CB-ON/2 Exploration Block (“Tarapur”) located in the center of the Cambay Basin.  Commencing as of April 7, 2005, the Company agreed to be bound by the terms of the Production Sharing Contract (“PSC”) relating to the Tarapur block and assume its proportionate share of obligations under it.  The agreement provides that the Company pay 20% of the total of the past costs incurred in exploration activities on the block through the date of agreement, which sum amounted to approximately Rs. 2.53 Crore (approximately US$579,523).  As the holder of a participating interest, the Company will be required to fund its 20% share of all further exploration and development costs incurred on the exploration block.  It is expected that the total capital the Company will be required to contribute to exploration activities on Tarapur during 2005 based on the 20% participating interest will be approximately $300,000 and the Company has committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over a period of 2½ years.  The Company has further agreed to provide necessary geological and geophysical assistance at no cost to GSPC toward fulfillment of the work commitment made under the PSC in carrying out the exploration activities.  The assignment of the 20% interest is subject to obtaining the consent of the Government of India to the assignment which consent has not yet been obtained.  Based on the Company’s past experience as a party to other PSCs with GSPC and its relationship with GSPC, the Company believes that such consent from the Government of India will be forthcoming.  In the event such consent is not obtained, the assignment would be terminated.  Under such circumstances, the Company intends to negotiate an alternative acceptable arrangement with GSPC.  Under the terms of the agreement, the Company is required to keep in force a financial and performance guarantee securing its performance under the Tarapur PSC.  Oil and Natural Gas Corporation Limited of India has the right to participate in the development of any commercial discovery by acquiring a 30% participating interest as provided under the PSC.  This exercise of this right would result in the reduction of the Company’s participating interest to 14%.  The payment of the US$579,523 to GSPC under the terms of the Company’s agreement with GSPC has been included in Exploration costs – India at June 30, 2005.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

4.

Capital Stock

a)

Common shares

	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GGRI (note 6)	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 1)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
Private Placement Financing	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker warrants exercised for cash	39,100	39	58,611
	154,100	154	213,396

Balance as at December 31, 2004	55,207,455	40,615	6,831,434

2005 Transactions
Options exercised for cash	335,000	335	461,865
Purchase warrants exercised for cash	521,000	521	1,301,979
Broker warrants exercised for cash	335,100	335	502,315
	1,191,100	1,191	2,266,159

Balance as at June 30, 2005	56,398,555	41,806	9,097,593

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

June 30, 2005

4.

Capital Stock (continued)

Costs of US$483,325 were incurred in issuing shares under this Private Placement Financing which included a fee equal to 6% of the gross proceeds raised in the brokered offering.  Also issued as additional consideration for this transaction were 580,000 Broker Warrants.

During the three and six months ended June 30, 2005, nil and 521,000 Private Placement Warrants respectively were exercised for gross proceeds of $nil and $1,302,500 respectively.  Total additional proceeds if all the remaining Placement Warrants were exercised would be US$6,197,500.

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

During the three and six months ended June 30, 2005, nil and 335,100 Broker Warrants respectively were exercised for gross proceeds of $nil and $502,650.   Total additional proceeds if all the remaining Broker Warrants were exercised would be US$308,700.

c)

Options

During the three months and six months ended June 30, 2005, nil and 335,000 options respectively were exercised for gross proceeds of US$nil and US$462,200 respectively.  As at June 30, 2005, there were 4,005,000 options outstanding at various prices which, if exercised, would result in total proceeds of US$5,077,000.

d)

Weighted average number of shares

For purposes of the determination of net loss per share, the basic and diluted weighted average number of shares outstanding for the three and six months ended June 30, 2005 was 50,342,600 and 50,275,401 respectively (three and six months ended June 30, 2004 – 35,593,244 and 35,574,454 respectively).  The amount for the three and six months ended June 30, 2005 excludes 5,000,000 shares currently held in escrow.  The amount for the three and six months ended June 30, 2004 also excludes the 5,000,000 shares currently held in escrow plus 14,500,000 shares which were not released from escrow until August 27, 2004.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

5.

Stock Options

a)

The Company’s 1998 Stock Incentive Plan

At the annual stockholders meeting held on June 14, 2005, the stockholders approved amendments to the 1998 Stock Incentive Plan (the “Plan”) to; a) increase the shares of Common Stock reserved for issuance under the Plan from 3,900,000 shares to 8,000,000 shares and b) amend the terms of the Automatic Option Grant Program of the Plan to increase the number of shares subject to the annual automatic option grant to non-employee Board members from 5,000 shares to 50,000 shares.

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

Under this method, compensation cost is measured at fair value at grant date and recognized over the vesting period.  If the fair value based method had been used, the stock based compensation costs, pro-forma net loss and pro-forma net loss per share would be as follows:

	Three months ended June 30-2005 US$	Three months ended June 30-2004 US$	Six months ended June 30-2005 US$	Six months ended June 30-2004 US$

Pro-forma stock based compensation	563,575	103,326	930,564	206,653
Net loss
As reported	(198,511)	(306,205)	(375,358)	(507,744)
Pro-forma	(762,086)	(409,531)	(1,305,922)	(714,397)
Net loss per share – basic and diluted
As reported	(0.00)	(0.01)	(0.01)	(0.01)
Pro-forma	(0.02)	(0.01)	(0.03)	(0.02)

Black-Scholes Assumptions
Fair value of stock options granted (1)	$0.41	$0.27	$0.41	$0.27
Risk-free interest rate	2.75%	2.61%	2.75%	2.61%
Volatility	103%	55%	103%	55%
Expected life (1)	0.9 years	0.9 years	0.9 years	0.9 years
Dividend yield	0%	0%	0%	0%

(1)  Weighted average

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

5.

Stock Options (continued)

c)

Stock option table

These options were granted for services provided to the Company:

						Cancelled	(c)		Balance
	Option			Balance	Granted	Exercised	(e)	Balance	exercisable
Grant	exercise	Expiry	Vesting	December 31,	during	during		June 30,	June 30,
date	price	date	date	2004	the period	the period		2005	2005
(mm/dd/yy)	US $	(mm/dd/yy)	(mm/dd/yy)	#	#	#		#	#

12/09/03	1.18	08/31/06	Vested	1,945,000	--	80,000	(e)	1,865,000	1,865,000
12/30/03	1.50	08/31/06	Vested	945,000	--	150,000	(c)
						225,000	(e)	570,000	570,000
01/17/05	1.01	08/31/06	Vested	--	107,000	30,000	(e)	77,000	77,000
01/17/05	1.01	08/31/06	08/31/05	--	341,500	--		341,500	--
01/17/05	1.01	08/31/06	12/31/05	--	341,500	--		341,500	--
01/18/05	1.10	08/31/08	Vested	--	200,000	--		200,000	200,000
01/18/05	1.10	08/31/08	08/31/05	--	200,000	--		200,000	--
01/18/05	1.10	08/31/08	12/31/05	--	200,000	--		200,000	--
01/25/05	1.17	08/31/06	Vested	--	10,000	--		10,000	10,000
01/25/05	1.17	08/31/06	08/31/05	--	25,000	--		25,000	--
01/25/05	1.17	08/31/06	12/31/05	--	25,000	--		25,000	--
06/14/05	3.49	06/14/15	Vested	--	150,000	--		150,000	150,000
				2,890,000	1,600,000	485,000		4,005,000	2,872,000

i)

On January 17, 2005, the Board of Directors of the Company passed a resolution with respect to stock options issued in 2003 to extend the expiry date of all then outstanding options from August 31, 2005 to August 31, 2006.

ii)

During the six-month period ended June 30, 2005, the Company granted options to purchase 1,600,000 shares exercisable at various prices and expiry dates.

iii)

Of the 485,000 options exercised or cancelled in the period, 150,000 were cancelled during the three months ended March 31, 2005 and the remaining 335,000 options were all exercised in the period from April 1 to June 30, 2005.

iv)

As at June 30, 2005, there were 4,005,000 options outstanding at various prices which, if exercised, would result in total proceeds of US$5,077,000.

v)

At the annual stockholder meeting held on June 14, 2005, the stockholders of the Company approved amendments to the Plan to a) increase the shares of Common Stock reserved for issuance under the Plan from 3,900,000 shares to 8,000,000 shares and b) amend the terms of the Automatic Option Grant Program of the Plan to increase the number of shares subject to the annual automatic option grant to non-employee Board members from 5,000 shares to 50,000 shares.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

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

June 30, 2005

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

b)

Roy Group (Mauritius) Inc.

Roy Group (Mauritius) Inc. is related to the Company by common management and is controlled by a director of the Company.  On March 27, 2003, the Company entered into a Participating Interest Agreement with the related party (note 3d).

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

	Three months ended June 30-2005	Three months ended June 30-2004	Six months ended June 30-2005	Six months ended June 30-2004
	US $	US $	US $	US $
Consolidated Statement of Operations
Consulting fees	12,500	12,500	25,000	25,000
Consolidated Balance Sheets
Property and equipment
Exploration costs - India	50,000	50,000	100,000	100,000
	62,500	62,500	125,000	125,000

The related party was also reimbursed for medical, insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed to third parties incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	--	2,191	1,489	3,331
Consolidated Balance Sheets
Accounts receivable	--	--	15	--
Property and equipment
Exploration costs – India	--	33,515	12,543	47,813
	--	30,116	14,047	51,144

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

7.

Related party transactions (continued)

At June 30, 2005, the Company owed Roy Group (Barbados) Inc. US$29,291 (December 31, 2004 - US$16,103) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

d)

D.I. Investments Ltd.

D.I. Investments Ltd. is related to the Company by common management and is controlled by a director of the Company.  The related party charged as consulting fees for services rendered as outlined and recorded below:

	Three months ended June 30-2005	Three months ended June 30-2004	Six months ended June 30-2005	Six months ended June 30-2004
	US $	US $	US $	US $
Consolidated Statement of Operations
Consulting fees	30,000	30,000	60,000	60,000
	30,000	30,000	60,000	60,000

The related party was also reimbursed for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative
Office costs	5,411	13,851	19,010	27,451
Travel, hotel, meals and entertainment	2,281	1,141	3,531	2,801
Consolidated Balance Sheets
Accounts receivable	2,596	--	5,517	--
	10,288	14,992	28,058	30,252

At June 30, 2005, the Company owed D.I. Investments Ltd. US$12,615 (December 31, 2004 –US$nil) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

7.

Related party transactions (continued)

e)

Amicus Services Inc.

Amicus Services Inc. is related to the Company by virtue of being controlled by the brother of a director of the Company.  The related party charged as consulting fees for services rendered as outlined below:

	Three months ended June 30-2005	Three months ended June 30-2004	Six months ended June 30-2005	Six months ended June 30-2004
	US $	US $	US $	US $
Consolidated Statement of Operations
Consulting fees	7,925	8,459	14,035	20,514
	7,925	8,459	14,035	20,514

The related party was also reimbursed for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	--	--	--	1,618
Consolidated Balance Sheets
Accounts receivable	134	1,559	562	1,559
Property and equipment	--	--	--	1,121
	134	1,559	562	4,298

At June 30, 2005, the Company owed Amicus Services Inc. US$6,000 (December 31, 2004 – US$3,521) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

8.

Income Taxes

a)

Income tax expense

The provision for income taxes in the financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	Three months ended June 30-2005	Three months ended June 30-2004	Six months ended June 30-2005	Six months ended June 30-2004
	US $	US $	US $	US $

Net loss	(198,511)	(306,205)	(375,358)	(507,744)
Expected US tax rate	40.66%	40.66%	40.66%	40.66%

Expected income tax recovery	(80,714)	(124,503)	(152,620)	(206,449)
Excess of expected tax rate over tax rate of foreign affiliates	11,469	1,481	24,526	12,303
Valuation allowance	69,102	121,872	126,899	191,855
Other	143	1,150	1,195	2,291
Income tax recovery	--	--	--	--

b)

Deferred income taxes

The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized.  The components of the net deferred income tax asset consist of the following temporary differences:

	June 30-2005 US$	December 31-2004 US$

Difference between tax base and reported amounts of depreciable assets	(133,360)	2,679
Non-capital loss carry forwards	1,809,499	524,904
	1,676,139	527,583
Valuation allowance	(1,676,139)	(527,583)
Deferred income tax asset	--	--

c)

Loss carry forwards

At June 30, 2005, the Company has US$1,809,499 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	1,552,431	2023
Canada	25,989	2010
Barbados	231,079	2012

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

9.

Segmented information

The Company’s petroleum and natural gas exploration and development activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	June 30-2005	December 31-2004
	Property and equipment US $	Property and equipment US $

Canada	96,125	97,482
India	1,633,839	684,110
	1,729,964	781,592

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

Subsequent to June 30, 2005, the Company increased the two irrevocable letters of credit to the Government of India to US$392,485 (Mehsana US$195,055 and Sanand/Mirola US$197,430) secured by term deposits of the Company in the same amounts as guarantees for the performance of the minimum work commitments for the budget period ending March 31, 2006 of Phase I for both of these Cambay Blocks.

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

Notes to the Consolidated Financial Statements

GeoGlobal Resources Inc.

(a development stage enterprise)

(Unaudited)

June 30, 2005

10.

Commitments (continued)

e)

Under the terms of the Company’s PSC relating to the KG Block, the first phase of the exploration period expires on September 11, 2005.  The PSC provides that by the end of the first phase, subject to a possible extension to March 11, 2006, the contracting parties shall have drilled at least fourteen wells.  In the event the requisite number of wells are not drilled by the expiration date and any extensions that may be granted, the Government of India would have the right to assert that the contracting parties have failed to comply with or have contravened a material provision of the PSC.  Under such circumstances, the PSC would be subject to termination by the Government of India.  In the event the PSC is terminated, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the PSC is to pay to the Government of India its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase.  The Company is of the view that GSPC, under the terms of the CIA, would be liable for the Company’s participating interest share of the amount required to complete the minimum work program for the phase.  However, termination of the PSC by the Government of India would result in the loss of the Company’s interest in the KG Block other than areas determined to encompass commercial discoveries.  To June 30, 2005, exploration costs related to the KG Block amount to US$665,144.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR JUNE 30, 2005

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

Our Business Activities

We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves.  We initiated these activities in 2003.  Through June 30, 2005, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contracts (“PSC’s”) entered into with the Government of India.

At August 10, 2005, we claim no reserves of hydrocarbons.  We have entered into three PSC’s each relating to a separate drilling block and each providing for multi-year and multi-phase exploration and drilling activities.  In addition, we have entered into an agreement to acquire a 20% participating interest in a PSC for the Tarapur block located in the centre of the Cambay Basin in the State of Gujarat, subject to Government of India consent.  Exploration and development activities pursuant to the terms of these agreements are expected to continue throughout 2005.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 TO JUNE 30, 2004

Statement of Operations

Three months ended June 30, 2005

During the three months ended June 30, 2005, we had expenses of $216,466 compared with expenses of $301,872 for the three months ended June 30, 2004.  Our general and administrative expenses decreased to $83,342 from $179,490 for the same period in 2004.  This decrease is primarily the result of the initial listing fee to the American Stock Exchange of $63,500 plus a prorated annual listing fee of $20,000 paid in the second quarter of 2004 versus the $30,000 annual listing fee to the American Stock Exchange which was paid in the first quarter in 2005.  Otherwise, our general and administrative costs decreased slightly.   Our general and administrative expenses include transfer agent fees and services as well as costs related to the corporate head office including administrative services, rent and office costs.   Our consulting fees of $51,735 during the three months ended June 30, 2005 decreased slightly from $53,319 for the same period in 2004.  These consulting fees include $12,500 paid under the Technical Services Agreement for both periods and fees incurred for employing various technical and corporate consultants which advised us on a variety of matters.  Professional fees increased to $69,602 during the three months ended June 30, 2005 from $54,013 during the same period in 2004.  Professional fees include those paid to our auditors for audit, accounting and tax advice, fees paid to our legal advisors for services provided with regard to filing various SEC documents and review of our oil and gas agreements.  Depreciation and depletion decreased slightly to $11,967 compared to $15,050 for the same period in 2004.

Our other expenses and income during the three months ended June 30, 2005 resulted in income of $18,135 compared to an expense of $4,333 during the same period in 2004.  The increase can be directly attributed to a foreign exchange loss of only $1,474 compared to a foreign exchange loss of $11,425 for the three months ended June 30, 2004.  Our interest income of $19,609 in 2005 arose out of interest earned on our cash balances we held during the quarter as compared to $7,092 during the same period in 2004.  This increase is a direct result of the increase in the US prime interest rate.

Reflecting the overall decrease in the fees and expenses above during the three months ended June 30, 2005 as compared to the same period ending June 30, 2004, we had a net loss of $198,511 in 2005 compared to a net loss of $306,205 in 2004.

We capitalize certain overhead costs directly related to our exploration activities in India.  During the three months ended June 30, 2005 these capitalized overhead costs were $91,996 compared to $83,698 during the three months ended June 30, 2004.

Six months ended June 30, 2005

During the six months ended June 30, 2005, we had expenses of $405,136 compared with expenses of $533,389 for the six months ended June 30, 2004.  Our general and administrative expenses decreased to $189,934 from $273,925 for the same period in 2004.  This decrease is primarily the result of the initial listing fee to the American Stock Exchange of $63,500 plus a prorated annual listing fee of $20,000 which was paid in the second quarter of 2004 versus only the $30,000 annual listing fee to the American Stock Exchange which was paid in the first quarter of 2005.  Otherwise, our general and administrative costs decreased slightly.   Our general and administrative expenses include transfer agent fees and services as well as costs related to the corporate head office including administrative services, rent and office costs.   Our consulting fees of $101,574 during the six months ended June 30, 2005 decreased from $126,484 for the same period in 2004.  These consulting fees include $12,500 paid under the Technical Services Agreement for both periods.  Additional consulting fees were incurred in the prior period for employing various technical and corporate consultants which advised us on a variety of matters which were not incurred in the first six months of 2005.  Professional fees also decreased to $90,241 during the six months ended June 30, 2005 from $105,586 during the same period in 2004.  Professional fees include those paid to our auditors for audit, accounting and tax advice, fees paid to our legal advisors for services provided with regard to filing various SEC documents and review of our oil and gas agreements.  The decrease is a result of a decrease in legal fees in the first six months of 2005 compared to the same period in 2004.  Depreciation and depletion decreased slightly to $23,387 compared to $27,394 for the same period in 2004.

Our other expenses and income during the six months ended June 30, 2005 resulted in income of $29,778 compared to $25,645 during the same period in 2004.  The increase can be directly attributed to the increase in our interest income to $34,286 in 2005 compared to $12,975 during the same period in 2004.  Our interest income arose out of interest earned on our cash balances we held during the quarter and the increase is a direct result of the increase in the US prime interest rate.  There was no recovery of consulting fees and equipment costs from services provided and billed out to GSPC during the first half of 2005, compared to $16,500 recovered in the first quarter of 2004.  Included in other revenue is also a foreign exchange loss of $4,508 compared to a foreign exchange loss of $3,830 for the six months ended June 30, 2004.

Reflecting the overall decrease in the fees and expenses above during the six months ended June 30, 2005 as compared to the same period ending June 30, 2004, we had a net loss of $375,358 in 2005 compared to a net loss of $507,744 in 2004.

We capitalize certain overhead costs directly related to our exploration activities in India.  During the six months ended June 30, 2005 these capitalized overhead costs were $156,720 compared to $167,267 during the six months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2005, our cash and cash equivalents were $5,571,791.  The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.

Three months ended June 30, 2005

The increase in our cash and cash equivalents of $1,953,415 from $3,618,376 at March 31, 2005 is primarily the result of funds used in operating and investing activities and provided by financing activities as follows:

Our net cash used in operating activities during the three months ended June 30, 2005 was $196,920 as compared to $215,253 for the same period in 2004.  This decrease is mostly as a result of a decrease in our net loss for the period.

Cash used in investing activities for the three months ended June 30, 2005 was $117,015.  This amount was for the purchase of property and equipment as compared with $200,452 for the same period in 2004.   This is consistent with our increased activities in the Cambay Basin.

Cash provided by financing activities for the three months ended June 30, 2005 was $2,267,350 as compared to used in financing activities of $425,000 for the same period in 2004.  Cash of $2,267,350 was provided from the issuance of 1,191,100 shares of common stock in the exercise of options, purchase and broker warrants.  During the same period in 2004, 50,000 options were exercised for proceeds of $75,000.  The three months ended June 30, 2004 also included a $500,000 repayment of the note payable.  No such payment was required in 2005 as the note was entirely paid on June 30, 2004.

Six months ended June 30, 2005

The increase in our cash and cash equivalents of $1,152,193 from $4,419,598 at December 31, 2004 is primarily the result of funds used in operating and investing activities, and provided by financing activities as follows:

Our net cash used in operating activities during the six months ended June 30, 2005 was $317,174 as compared to $572,316 for the same period in 2004.  This decrease is mostly as a result of a decrease in our net loss for the period of $375,358 as compared to $507,744 the prior 2004 period.

Cash used in investing activities for the six months ended June 30, 2005 was $797,983.  This amount was for the purchase of property and equipment as compared to $335,822 for the same period in 2004.   This increase is a result of our increased activities in the Cambay Basin and mostly attributed to our first quarter acquisition of a 20% participating interest in the Tarapur Exploration Block CB-ON/2 (see Operations Update).

Cash provided by financing activities for the six months ended June 30, 2005 was $2,267,350 as compared to cash used in financing activities of $910,000 for the same period in 2004.  Cash of $2,267,350 was provided from the issuance of 1,191,100 shares of common stock in the exercise of options, purchase and broker warrants.  During the same period in 2004, 60,000 options were exercised for proceeds of $90,000.  The six months ended June 30, 2004 also included a $1,000,000 repayment of the note payable.  No such payment was required in 2005 as the note was entirely paid on June 30, 2004.

The KG Block and Our Carried Interest Agreement

At June 30, 2005, the Operator of the KG Block, GSPC, has expended on exploration activities approximately $8.7 million attributable to us under the Carried Interest Agreement (“CIA”) as compared to $5.0 million at December 31, 2004 and $1.97 million at June 30, 2004, of which 50% is for the account of Roy Group (Mauritius) Inc. (“RGM”).  Under the terms of the CIA, GeoGlobal and RGM are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Block prior to the start date of initial commercial production.

Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Block.  Preliminary budgets estimate that these expenditures attributable to us will total approximately $22.0 million over the 6.5 year term of the PSC, including the $8.7 million attributable to us through June 30, 2005.  Additional expenditures may be required for the cost overruns and completion of commercially successful wells.  We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence.  As provided in the CIA, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Block.  Of these expenditures attributable to us, 50% are for the account of RGM under the terms of the Participating Interest Agreement (“PIA”).

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

Cambay Blocks

We have committed to expend an aggregate of approximately $2.5 million for exploration activities under the terms of the PSC’s on both of the Cambay Blocks, Mehsana and Sanand/Mirola, over a period of 6 years.  As at June 30, 2005, we have incurred costs of approximately $350,000 with respect to these contracts.  We estimate that our expenditures for these purposes during the balance of the 2005 fiscal year will be approximately $1.9 million, based upon our 10% participating interest in these PSC’s.

We have committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of a Deed of Assignment and Assumption entered into covering the Tarapur block over a period of 2½ years.  As at June 30, 2005, we have incurred costs of approximately $580,000 with respect to this agreement.  We estimate that our expenditures for these purposes during the balance of the 2005 fiscal year will be approximately $300,000, based upon our 20% participating interest in this agreement.

2005 Activities

We expect our exploration and development activities pursuant to the PSC’s we are parties to will continue throughout 2005 in accordance with the terms of those agreements.  In addition, we have participated in joint ventures bidding under NELP V expected to be awarded, if successful, in the third quarter of 2005.  We expect that our interest in any such ventures may involve either a minority or majority ownership interests and would be participating interest in the venture.  In addition, as opportunities arise, we may seek to acquire participating interests in exploration blocks where PSC’s have been heretofore awarded by the Government of India.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.  Depending upon the scope of our activities during the year, we may require additional capital for the possible acquisition of further participating interests in PSC’s in drilling blocks heretofore awarded by the Government of India. We may also require additional capital in order to participate in ventures bidding for the grant of PSC’s for future exploration blocks to be awarded by the Government of India.  We believe it can be expected that our interest in such ventures would be a participating interest.  As of August 10, 2005, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to disclose the amount of any funds that may be required for these purposes.  As the holder of a participating interest in any such possible activities, it can be expected that we will be required to contribute capital to any such ventures.

We believe that our available cash resources, including the proceeds received from the exercise of outstanding common stock purchase warrants, broker warrants and options will be sufficient to meet all our expenses, cash requirements and commitments during the balance of the year ended December 31, 2005. In addition, we intend to seek to raise additional equity capital through private sales of our securities.  As of August 10, 2005, no engagement letters or other written agreements have been entered into with respect to such transactions.  There can be no assurance that such transactions will be entered into, the amounts of equity capital that may be raised or the terms on which any such transactions may be completed.

We do not at this time, have any present plans to make any large acquisition, nor do we expect to make any significant changes to our personnel.

Cautionary Statement For Purposes Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1995

With the exception of historical matters, the matters discussed in this Quarterly Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to, the statements in this Quarterly Report regarding our plans and objectives relating to our future operations, plans and objectives regarding the exploration, development and production activities conducted on the four exploration blocks in India in which have interest, plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities, and to realize revenues from the sales of those hydrocarbons.  Forward looking statements also include our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional PSC’s with the Government of India.  Our assumptions, plans and expectations regarding our future capital requirements, our plans and intentions regarding the possibility of us raising additional capital in 2005 and beyond, the costs and expenses to be incurred in conducting any exploration, well drilling, development, and production activities and the adequacy of our capital to meet our requirements for our present level of activities are all forward-looking statements.  These statements appear, among other places, under the following captions: “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation”. We cannot assure you that our assumptions or our business plans and objectives discussed herein will prove to be accurate or be able to be attained.  We cannot assure you that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration blocks in which we have an interest.  Our ability to realize revenues cannot be assured.  Our ability to successfully drill, test and complete producing wells cannot be assured.  We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required.  We cannot assure you that we will be successful in joining any further ventures seeking to be granted PSC’s by the Government of India or that we will be successful in acquiring interests in existing ventures.  We cannot assure you that the Government of India will consent to the assignment by GSPC of the 20% participating interest in the Tarapur block or that the Company will be successful in entering into alternative acceptable arrangements on commercially favorable terms with GSPC should that consent not be forthcoming.  If our plans fail to materialize, your investment will be in jeopardy.  We cannot assure you that the outcome of testing of one or more wells on the KG Block will be satisfactory and result in a commercially-productive well or that any further wells drilled on the KG Block will have commercially-successful results.  Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption "Risk Factors" herein.  They are also described in our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Quarterly Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

Risks Relating to Our Oil and Gas Activities

Because We Are In the Early Stage Of Developing Our Activities, There Are Considerable Risks We Will Be Unsuccessful

We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into three Production Sharing Contracts with the Government of India.  In addition, we have entered into an agreement to acquire a participating interest in a fourth Production Sharing Contract, subject to Government of India consent.  We have realized no revenues from our oil and natural gas exploration and development activities and claim no reserves of oil or natural gas.  As of June 30, 2005 a venture in which we have a net 5% interest, has drilled and abandoned two wells, and is currently testing and evaluating a third well that has been drilled.  We claim no reserves of hydrocarbons as a result of those drilling and testing activities through that date.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the Production Sharing Contracts we are parties to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold or have agreed to acquire an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.

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

Possible Inability of Contracting Parties to Fulfill Phase One of the Minimum Work Program for the KG Block

Under the terms of our Production Sharing Contract relating to the KG Block, the first phase of the exploration period expires on September 11, 2005.  The Production Sharing Contract provides that by the end of the first phase, the contracting parties, in addition to other parts of the work program which have been completed, shall have drilled at least fourteen wells.  Through June 30, 2005, three wells have been drilled on the exploration block, leaving eleven wells to be drilled before September 11, 2005.  The Production Sharing Contract provides that, if at the end of an exploration phase a work program for that phase is not completed, the time for completion of the exploration program for that phase is to be extended for a period necessary to enable completion but not exceeding six months provided the parties submit a request by written notice to the Government of India at least thirty days prior to the expiration of the relevant phase and can show technical or other good reasons for the non-completion of the work program and the management committee gives its consent to the extension.

In the event, as is likely, that the eleven additional wells are not drilled by September 11, 2005, or in the event, if the six-month extension is granted, the eleven additional wells are not drilled by March 11, 2006, the Government of India would have the right to assert that the contracting parties have failed to comply with or have contravened a material provision of the Production Sharing Contract.  Under such circumstances, the Production Sharing Contract would be subject to termination by the Government of India on ninety days written notice, unless such failure of compliance or contravention is remedied within the ninety-day period or such extended period as may be granted by the Government of India.  In the event the Production Sharing Contract is terminated by the Government of India, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the Production Sharing Contract is to pay to the Government of India its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase.  We are of the view that GSPC, under the terms of our Carried Interest Agreement, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase.  However, termination of the Production Sharing Contract by the Government of India would result in the loss of our interest in the KG Block other than areas determined to encompass commercial discoveries.

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

During the exploration phase prior to the start date of initial commercial production, we have a carried interest in the exploration activities on KG Block.  Our interests in the three exploration blocks in the Cambay Basin are participating interests which require us to pay our proportionate share of exploration, drilling and development expenses on these blocks substantially as those expenses are incurred.  Unexpected or additional costs can affect the commercial viability of producing oil and gas from a well and will affect the time when and amounts that we can expect to receive from any production from a well.  Because our carried costs of exploration and drilling on KG Block are to be repaid in full to GSPC, the operator of our venture’s activities on the block, before we are entitled to any share of production, additional exploration and development expenses will reduce and delay any share of production and revenues we will receive.

There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future.  Due to the foregoing factors, the development of our business plan, prospects and exploratory drilling activities, as well as our quarterly and annual operating results, are difficult to forecast. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects.  Through June 30, 2005, we have had to abandon two wells drilled on the KG Block and it is likely that in some future quarters our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells plugged.  In such event, the trading price of our common stock may be materially and adversely affected.

We Expect to Have Substantial Requirements For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing and Additional Ventures Or Pursue Other Opportunities.  Our Available Capital is Limited

In order to participate under the terms of our Production Sharing Contracts as well as in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital.  Under the terms of our carried interest agreement relating to the KG Block, after the start date of initial commercial production on the KG Block, and under the terms of the two Production Sharing Contracts relating to the Cambay Basin and the agreement relating to the acquisition of the 20% participating interest in the Tarapur block, we are required to bear our proportionate share of costs during the exploration phases of those agreements.  There can be no assurance that this capital will be available to us in the amounts and at the times required.  Such capital also may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities.  We intend to seek the additional capital to meet our requirements from equity and debt offerings of our securities.  Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.  There can be no assurance that capital will be available to us from any source or that, if available, it will be at prices or on terms acceptable to us.  Should we be unable to access the capital markets or should sufficient capital not be available, our activities could be delayed or reduced and, accordingly, any future exploration opportunities, revenues and operating activities may be adversely affected and could also result in our breach of the terms of a Production Sharing Contracts which could result in the loss of our rights under the contract.

As of June 30, 2005, we had cash and cash equivalents of approximately $5.6 million.  Subsequent to June 30, 2005 through August 10, 2005, we realized proceeds of approximately $4.5 million from the exercise of outstanding common stock purchase warrants, broker warrants and options.  We currently expect that our available cash, including the proceeds realized from the exercise of warrants, will be sufficient to fund through 2005 at the present level of operations our required capital expenditures on the three exploration blocks in which we are a participant and our participation in the Tarapur Block in which we agreed to acquire a 20% participating interest.  We expect our commitments pursuant to the terms of the agreements relating to these exploration blocks to total approximately $2.1 million during the period July 1, 2005 through December 31, 2005.  Any further Production Sharing Contacts we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.  There can be no assurance that we will be able to raise the capital.

Pursuant to our agreement executed on April 7, 2005 to acquire a 20% participating interest from GSPC in the Tarapur Block (“Tarapur”), we paid to GSPC the sum of approximately Rs. 2.53 Crore (approximately $580,000).  In addition, it is expected that under the terms of our agreement with GSPC the total capital we will be required to contribute to exploration activities on Tarapur during 2005 based on our 20% participating interest will be approximately $300,000.  Further, we have committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of the agreement over a period of 2½ years.  Our agreement with GSPC is subject to obtaining the Government of India consent.  In the event such consent is not obtained, the assignment would be terminated.  Under such circumstances, we intend to seek to negotiate an alternative acceptable arrangement with GSPC.  In the event the Government of India does not reject in writing the application for consent to the assignment within 180 days, it is deemed approved.  We intend that such an alternative acceptable arrangement would include provisions that would place us in an economic position substantially equivalent to the position we would have held if the consent of the Government of India had been obtained and the assignment of the interest effected.  We do not have an alternative agreement or understanding with GSPC in effect, and we cannot make any assurance that such an alternative arrangement can be entered into with GSPC.  In the event such an arrangement is not entered into we would seek to have the moneys advanced by us to GSPC returned to us.  There can be no assurance that the Government of India consent will be obtained or that we will be successful in having the moneys advanced to GSPC returned to us if an acceptable alternative arrangement is not available to us.

India’s Regulatory Regime May Increase Our Risks And Expenses In Doing Business

All phases of the oil and gas exploration, development and production activities in which we are participating are regulated in varying degrees by the Indian government, either directly or through one or more governmental entities.  The areas of government regulation include matters relating to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental protection and rig safety.  In addition, the award of a Production Sharing Contract is subject to Government of India consent and matters relating to the implementation and conduct of operations under the Production Sharing Contract is subject, under certain circumstances, to Government of India consent.  As a consequence, all future drilling and production programs and operations we undertake or are undertaken by the ventures in which we participate must be approved by the Indian government.  Shifts in political conditions in India could adversely affect our business in India and the ability to obtain requisite government approvals in a timely fashion or at all.  We, and our joint venture participants, must maintain satisfactory working relationships with the Indian government.  This regulatory environment may increase the risks associated with our intended exploration and productivity activities and increase our costs of doing business.

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders

As of August 10, 2005, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 34,061,667 shares or approximately 58.4% of our outstanding Common Stock.  As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions.  These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions.  These persons may have interests regarding our future activities and transactions we engage in that diverge from the interests of our other stockholders.  Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.  Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

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

At present, our future is substantially dependent upon the geological and geophysical capabilities of Mr. Roy to locate oil and gas exploration opportunities for us and the ventures in which we are a participant.  His inability to do the foregoing could materially adversely affect our future activities.  We have entered into a three-year Technical Services Agreement with Roy Group (Barbados) Inc. dated August 29, 2003, a company owed 100% by Mr. Roy, to perform such geological and geophysical duties and exercise such powers related thereto as we may from time to time assign to it.  We have no agreement directly with Mr. Roy regarding his services to us.

Our Success Is Largely Dependent On The Success Of The Operators Of The Ventures In Which We Participate And Their Failure Or Inability To Operate The Oil And Gas Exploration, Development And Production Activities On An Exploration Block Properly Or Successfully Could Materially Adversely Affect Us

At present, our only oil and gas interests are our rights under the terms of the three Production Sharing Contracts with the Government of India and the assignment agreement with GSPC, effective only upon obtaining Government of India consent, relating to an interest in the Tarapur Block.  We are not the operator of any of the exploration, drilling and production activities conducted on any of the exploration blocks.  Accordingly, the realization of successes in the exploration of the blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.

Under the terms of our carried interest agreement for the KG Block, we have a carried interest in the exploration activities conducted by the parties on the KG Block prior to the start date of initial commercial production.  However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less.  Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the Production Sharing Contract for which our interest is carried is estimated to be approximately $22.0 million, including the $5.0 million attributable to us as of December 31, 2004 and $8.7 million attributable to us as of June 30, 2005, of which 50% is for the account of Roy Group (Mauritius) Inc.  Additional expenditures may be required for cost overruns and completions of commercially successful wells.  We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the carried interest agreement or when, if ever, any commercial production will commence.  Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement between us and Roy Group (Mauritius) Inc.  We are not entitled to any share of production from the KG Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the carried interest agreement, have been recovered by GSPC from future production revenue.  Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Block.  As provided in the carried interest agreement, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Block.

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

▪

Until such time as the Government of India attains self sufficiency in the production of crude oil and condensate and is able to meet its national demand, the parties to the venture are required to sell in the Indian domestic market their entitlement under the Production Sharing Contacts to crude oil and condensate produced from the exploration blocks.  In addition, the Indian domestic market has the first call on natural gas produced from the exploration blocks and the discovery and production of natural gas must be made in the context of the government’s policy of utilization of natural gas and take into account the objectives of the government to develop its resources in the most efficient manner and promote conservation measures.  Accordingly, this provision could interfere with our ability to realize the maximum price for our share of production of hydrocarbons;

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

August 10, 2005

 /s/ Jean Paul Roy

------------------------

Jean Paul Roy

President and Chief Executive Officer

 (Principal Executive Officer and Director)

August 10, 2005

/s/ Allan J. Kent

----------------

Allan J. Kent

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting)