Form 10QSB
period 2005-09-30
GEOGLOBAL RESOURCES INC
filed 2005-11-17
CIK 896726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005;
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission file Number: 1-32158
GEOGLOBAL RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0464753

(State or other jurisdiction of incorporation of organization)	(I.R.S. employer identification no.)
SUITE 200, 630 – 4 AVENUE SW, CALGARY, ALBERTA, CANADA T2P 0J9

(Address of principal executive offices, zip code)
403 777-9250

(Issuer’s Telephone Number, Including Area Code)
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑	NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 16, 2005

COMMON STOCK, PAR VALUE $.001 PER SHARE	62,585,255
Transitional Small Business Disclosure Format

YES ☐	NO ☑

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (Unaudited)	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and September 30, 2004 and from inception on August 21, 2002 to September 30, 2005 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2005 and September 30, 2004 and from inception on August 21, 2002 to September 30, 2005 (Unaudited)	5

	Notes to the Consolidated Financial Statements as at September 30, 2005 (Unaudited)	6-20

Item 2.	Management’s Discussion and Analysis and Plan of Operations	21

Item 3.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 6.	Exhibits	37

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30-2005	December 31-2004
	US $	US $

Assets
Current
Cash and cash equivalents	35,581,057	4,419,598
Restricted cash (note 10a)	392,485	206,796

	35,973,542	4,626,394
Accounts receivable and prepaids	239,478	181,237
Cash call receivable	—	27,511

	36,213,020	4,835,142

Property and equipment (note 3)
Exploration costs, not subject to depletion	1,740,596	638,539
Computer and office equipment, net	132,624	143,053

	1,873,220	781,592

	38,086,240	5,616,734

Liabilities
Current
Accounts payable	110,307	29,623
Accrued liabilities	10,500	54,442
Due to related companies (notes 7c, 7d and 7e)	91,366	19,624

	212,173	103,689

Stockholders’ Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each 1,000,000 preferred shares with a par value of US$0.01 each
Issued
62,550,255 common shares (December 31, 2004 – 55,207,455)	47,957	40,615
Additional paid-in capital (note 4)	39,777,820	6,831,434
Deficit accumulated during the development stage	(1,951,710)	(1,359,004)

	37,874,067	5,513,045

	38,086,240	5,616,734

See Commitments, Contingencies and Guarantees (note 3e and 10)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
	Three months	Three months	Nine months	Nine months	Inception,
	ended	ended	ended	ended	August 21-2002
	Sept 30-2005	Sept 30-2004	Sept 30-2005	Sept 30-2004	to Sept 30-2005
	US $	US $	US $	US $	US $

Expenses (note 7c, 7d and 7e)
General and administrative	179,516	83,322	369,450	357,247	978,840
Consulting fees	53,295	60,474	154,869	186,958	562,755
Professional fees	41,382	10,504	131,623	116,090	431,740
Depreciation and depletion	12,650	15,908	36,037	43,302	148,493

	286,843	170,208	691,979	703,597	2,121,828

Other expenses (income)
Consulting fees recovered	—	—	—	(14,300)	(53,075)
Equipment costs recovered	—	—	—	(2,200)	(6,445)
Foreign exchange loss (gain)	8,198	(657)	12,706	3,173	34,835
Interest	(77,693)	(6,386)	(111,979)	(19,361)	(145,433)

	(69,495)	(7,043)	(99,273)	(32,688)	(170,118)

Net loss and comprehensive loss for the period (note 8)	(217,348)	(163,165)	(592,706)	(670,909)	(1,951,710)

Net loss per share – basic and diluted (note 4e)	0.00	0.00	(0.01)	(0.02)

The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

					Period from
	Three months	Three months	Nine months	Nine months	Inception,
	ended	ended	ended	ended	August 21-2002
	Sept 30-2005	Sept 30-2004	Sept 30-2005	Sept 30-2004	to Sept 30-2005
	US $	US $	US $	US $	US $

Cash flows provided by (used in) operating activities
Net loss	(217,348)	(163,165)	(592,706)	(670,909)	(1,951,710)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	12,650	15,908	36,037	43,302	148,493
Changes in operating assets and liabilities:
Accounts receivable and prepaids	(28,642)	13,390	(30,730)	(91,636)	(164,478)
Accounts payable	(1,970)	(159,471)	22,333	(176,311)	2,948
Accrued liabilities	200	—	(15,500)	—	5,500
Due to related companies	43,460	31,231	71,742	61,131	49,610

	(191,650)	(262,107)	(508,824)	(834,423)	(1,909,637)

Cash flows provided by (used in) investing activities
Property and equipment
Exploration costs	(146,809)	(67,741)	(1,102,057)	(337,959)	(1,740,596)
Computer and office equipment	(9,097)	(9,829)	(25,608)	(75,433)	(281,117)
Cash acquired on acquisition	—	—	—	—	3,034,666
Restricted cash (note 10a)	(185,689)	(206,796)	(185,689)	(206,796)	(392,485)
Changes in investing assets and liabilities:
Cash call receivable	7,697	(31,890)	—	(31,890)	—
Accounts payable	5,021	—	5,021	—	5,021
Accrued liabilities	(214,915)	—	(33,442)	—	—

	(543,792)	(316,256)	(1,341,775)	(652,078)	625,489

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	32,183,050	7,500	34,450,400	97,500	40,765,664
Share issuance costs	(1,496,672)	—	(1,496,672)	—	(2,046,847)
Changes in financing liabilities:
Note payable (note 7a)	—	—	—	(1,000,000)	(2,000,000)
Accounts payable	53,330	—	53,330	—	114,408
Accrued liabilities	5,000	—	5,000	—	5,000
Due to related companies	—	—	—	—	26,980

	30,744,708	7,500	33,012,058	(902,500)	36,865,205

Net increase (decrease) in cash and cash equivalents	30,009,266	(570,863)	31,161,459	(2,389,001)	35,581,057
Cash and cash equivalents, beginning of period	5,571,791	5,211,769	4,419,598	7,029,907	—

Cash and cash equivalents, end of period	35,581,057	4,640,906	35,581,057	4,640,906	35,581,057

Cash and cash equivalents
Current bank accounts	208,419	154,208	208,419	154,208	208,419
Term deposits	35,372,638	4,486,698	35,372,638	4,486,698	35,372,638

	35,581,057	4,640,906	35,581,057	4,640,906	35,581,057

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
1.	Nature of operations
On August 29, 2003, all of the issued and outstanding shares of GeoGlobal Resources (India) Inc. (“GeoGlobal India”) were acquired by GeoGlobal Resources Inc., formerly Suite101.com, Inc. As a result of the transaction, the former shareholder of GeoGlobal India held approximately 69.3% of the issued and outstanding shares of GeoGlobal Resources Inc. This transaction is considered an acquisition of GeoGlobal Resources Inc. (the accounting subsidiary and legal parent) by GeoGlobal India (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of GeoGlobal Resources Inc. by GeoGlobal India. Accordingly, this transaction represents a recapitalization of GeoGlobal India, the legal subsidiary, effective August 29, 2003. These consolidated financial statements are issued under the name of GeoGlobal Resources Inc. but are a continuation of the financial statements of the accounting acquirer, GeoGlobal India. The assets and liabilities of GeoGlobal India are included in the consolidated financial statements at their historical carrying amounts. As a result, the stockholders’ equity of GeoGlobal Resources Inc. is eliminated and these consolidated financial statements reflect the results of operations of GeoGlobal Resources Inc. only from the date of the acquisition.
GeoGlobal Resources Inc. changed its name from Suite101.com, Inc. after receiving shareholder approval at the Annual Shareholders Meeting held on January 8, 2004. Collectively, GeoGlobal Resources Inc., GeoGlobal India and its other wholly-owned direct and indirect subsidiaries, are referred to as the “Company” or “GeoGlobal”.
The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India. Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts (“PSC”) with the Gujarat State Petroleum Corporation (“GSPC”) and the Government of India and the development thereof. To date, the Company has not earned revenue from these operations and is considered to be in the development stage. The recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to fulfill its obligations under the PSC’s in India and upon future profitable operations and upon finalizing agreements with GSPC.
2.	Basis of presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
2.	Basis of presentation (continued)
These consolidated financial statements include the accounts of GeoGlobal Resources Inc., from the date of acquisition, being August 29, 2003, as well as the accounts of GeoGlobal’s direct and indirect wholly-owned subsidiaries: (i) GeoGlobal Resources (India) Inc., incorporated under the Business Corporations Act (Alberta), Canada on August 21, 2002 which was continued under the Companies Act of Barbados, West Indies on June 27, 2003 (ii) GeoGlobal Resources (Canada) Inc., incorporated under the Business Corporations Act (Alberta), Canada on September 4, 2003 and (iii) GeoGlobal Resources (Barbados) Inc. incorporated under the Companies Act of Barbados, West Indies on September 24, 2003, which is the wholly-owned subsidiary of GeoGlobal Resources (Canada) Inc.
3.	Property and equipment

			Exploration costs incurred in
			the nine months ended
	Balance Sheet as at		September 30
	US $		US $
	Sept 30-2005	Dec 31-2004	2005	2004

Exploration and development
Exploration costs – India	1,740,596	638,539	1,102,057	337,959

	1,740,596	638,539	1,102,057	337,959

Computer and office equipment
Computer and office equipment	281,117	255,509

Accumulated depreciation	(148,493)	(112,456)

	132,624	143,053

	1,873,220	781,592

a)	Exploration costs – India

The exploration costs incurred to date are not subject to depletion and cover six exploration blocks, known as the KG Block, Mehsana, Sanand/Miroli, Tarapur, Ankleshwar and the DS Block. It is anticipated these exploration costs will be subject to depletion no earlier than the 2007 fiscal year.

b)	Capitalized overhead costs

Included in the US$1,102,057 of exploration cost additions during the nine months ended September 30, 2005 (year ended December 31, 2004 – US$460,016) are certain overhead costs capitalized by the Company in the amount of US$283,276 (year ended December 31, 2004 – US$336,535) directly related to the exploration activities in India. Of the capitalized overhead amount, US$41,266 (year ended December 31, 2004 – US$49,370) was paid to third parties, and US$210,809 was paid to and on behalf of a related party (year ended December 31, 2004 – US$287,165) (see note 7c). These indirect capitalized overhead costs are incurred solely by and on behalf of the Company in providing its services under the Production Sharing Contracts and the Carried Interest Agreement and are therefore not reimbursable under the agreements.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
3.	Property and equipment (continued)
c)	Carried Interest Agreement

As at September 30, 2005, GSPC has incurred costs of approximately Rs 41.6 Crore (approximately US$9.3 million) (December 31, 2004 – Rs 22.8 Crore (approximately US$5.0 million)) attributable to GeoGlobal under the Carried Interest Agreement (“CIA”) of which 50% is for the account of Roy Group (Mauritius) Inc. (“RGM”), a related party under the terms of the Participating Interest Agreement.

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

On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% participating interest in the onshore Tarapur Exploration Block (CB-ON/2). The assignment of the 20% interest is subject to obtaining the consent of the Government of India to the assignment which consent has not yet been obtained. Based on the Company’s past experience as a party to other PSC’s with GSPC and its relationship with GSPC, the Company believes that such consent from the Government of India will be forthcoming. In the event such consent is not obtained, the assignment would be terminated. Under such circumstances, the Company intends to negotiate an alternative acceptable arrangement with GSPC. The payment of the US$579,523 to GSPC under the terms of the Company’s agreement with GSPC has been included in Exploration costs – India at September 30, 2005.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
4.	Capital Stock
a)	Common shares

			Additional
		Capital	paid-in
	Number of	stock	capital
	shares	US $	US $

Balance at December 31, 2002	1,000	64	—

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GGRI	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	—	—	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 1)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
Private placement financing	6,000,000	6,000	5,994,000
Share issuance costs on private placement	—	—	(483,325)

	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker warrants exercised for cash	39,100	39	58,611

	154,100	154	213,396

Balance as at December 31, 2004	55,207,455	40,615	6,831,434

2005 Transactions
Options exercised for cash (note 5b)	335,000	335	461,865
Purchase warrants exercised for cash (note 4b(i))	2,214,500	2,214	5,534,036
Broker warrants exercised for cash (note 4b(ii))	540,900	541	810,809
Private placement financing (note 4c)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 4c)	—	—	(1,496,672)

	7,342,800	7,342	32,946,386

Balance as at September 30, 2005	62,550,255	47,957	39,777,820

b)	December 2003 Financing
i)	During the three and nine months ended September 30, 2005, 1,693,500 and 2,214,500 Purchase Warrants respectively were exercised for gross proceeds of $4,233,750 and $5,536,250 respectively. Total additional proceeds if the remaining 785,500 Purchase Warrants were exercised would be US$1,963,750.

ii)	Broker Warrants

During the three and nine months ended September 30, 2005, 205,800 and 540,900 Broker Warrants respectively were exercised for gross proceeds of $308,700 and $811,350. As at September 30, 2005, all Broker Warrants have been exercised.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
4.	Capital Stock (continued)
c)	September 2005 Financing

During September 2005, GeoGlobal completed the sale of 3,252,400 Units of its securities at US$6.50 per Unit, together with a concurrent sale of an additional 1,000,000 Units on the same terms, for aggregate gross cash total proceeds of $27,640,600.

Each Unit is comprised of one common share and one half of one warrant. One full warrant entitles the holder to purchase one additional common share for US$9.00, for a term of two years expiring September 2007. The warrants are subject to accelerated expiration in the event that the price of the Company’s common shares on the American Stock Exchange is US$12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and issuable on exercise of the warrants has been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired. In such events, the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the warrant term.

Costs of US$1,496,672 were incurred in issuing shares in these transactions which included a fee of US$1,268,436 paid to Jones Gable & Company Limited with respect to the sale of the 3,252,400 Units, and, in addition, Compensation Options were issued to Jones Gable & Company Limited entitling it to purchase an additional 195,144 Units at an exercise price of US$6.50 per Unit through their expiration on September 9, 2007. Compensation Options are also subject to accelerated expiration on the same terms and conditions as the warrants issued in the transaction.

d)	Options

During the three and nine months ended September 30, 2005, nil and 335,000 options, respectively, were exercised for gross proceeds of US$ nil and US$462,200, respectively. As at September 30, 2005, there were 4,115,000 options outstanding at various prices which, if exercised, would result in total proceeds of US$5,792,000.

e)	Weighted-average number of shares

For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2005 was 53,920,318 and 51,503,725, respectively (three and nine months ended September 30, 2004 was 45,287,290 and 38,815,763, respectively). The number for the three and nine months ended September 30, 2005 and September 30, 2004 excludes the 5,000,000 shares currently held in escrow.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
5.	Stock Options
a)	Stock-based compensation

The Company has adopted a 1998 Stock Incentive Plan under which, as amended through June 2005, 8,000,000 shares of its common stock have been reserved for issuance under the Plan. Among other things, the Company is authorized to grant stock options under the terms of the plan to employees, members of the Board of Directors, consultants and independent advisors who provide services to the Company. Under the Statement of Financial Accounting Standards 123, the Company is required to measure and disclose on a pro-forma basis the impact on net loss and net loss per share of applying the fair value based method of accounting for stock-based compensation arrangements with employees and directors.

Under this method, compensation cost is measured at fair value at grant date and recognized over the vesting period. If the fair value based method had been used, the stock based compensation costs, pro-forma net loss and pro-forma net loss per share would be as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30-2005	Sept 30-2004	Sept 30-2005	Sept 30-2004
	US$	US$	US$	US$

Pro-forma stock based compensation	660,929	103,326	1,591,493	309,980
Net loss
As reported	(217,348)	(163,165)	(592,706)	(670,909)
Pro-forma	(878,277)	(266,491)	(2,184,199)	(980,889)
Net loss per share – basic and diluted
As reported	0.00	0.00	(0.01)	(0.02)
Pro-forma	(0.02)	(0.01)	(0.04)	(0.03)

Black-Scholes Assumptions
Fair value of stock options granted (1)	$2.38	$0.27	$0.44	$0.27
Risk-free interest rate	2.75%	2.61%	2.75%	2.61%
Volatility	95%	55%	95%	55%
Expected life (1)	1.0 years	0.9 years	0.8 years	0.9 years
Dividend yield	0%	0%	0%	0%

(1)	Weighted-average

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
5.	Stock Options (continued)
b)	Stock option table

These options were granted for services provided to the Company:

						Cancelled (c)			Balance
	Option			Balance	Granted	Exercised (e)		Balance	exercisable
Grant	exercise	Expiry	Vesting	Dec 31,	during	during		Sept 30,	Sept 30,
date	price	date	date	2004	the period	the period		2005	2005
(mm/dd/yy)	US $	(mm/dd/yy)	(mm/dd/yy)	#	#	#		#	#

12/09/03	1.18	08/31/06	Vested	1,945,000	—	80,000	(e)	1,865,000	1,865,000
12/30/03	1.50	08/31/06	Vested	945,000	—	150,000	(c)
						225,000	(e)	570,000	570,000
01/17/05	1.01	08/31/06	Vested	—	448,500	30,000	(e)	418,500	418,500
01/17/05	1.01	08/31/06	12/31/05	—	341,500	—		341,500	—
01/18/05	1.10	08/31/08	Vested	—	400,000	—		400,000	400,000
01/18/05	1.10	08/31/08	12/31/05	—	200,000	—		200,000	—
01/25/05	1.17	08/31/06	Vested	—	35,000	—		35,000	35,000
01/25/05	1.17	08/31/06	12/31/05	—	25,000	—		25,000	—
06/14/05	3.49	06/14/15	Vested	—	150,000	—		150,000	150,000
08/24/05	6.50	08/24/08	Vested	—	10,000	—		10,000	10,000
08/24/05	6.50	08/24/08	12/31/05	—	50,000	—		50,000	—
08/24/05	6.50	08/24/08	08/31/06	—	50,000	—		50,000	—

				2,890,000	1,710,000	485,000		4,115,000	3,448,500

i)	On January 17, 2005, the Board of Directors of the Company passed a resolution with respect to stock options issued in 2003 to extend the expiry date of all then outstanding options from August 31, 2005 to August 31, 2006.

ii)	During the nine-month period ended September 30, 2005, the Company granted options to purchase 1,710,000 shares exercisable at various prices and expiry dates.

iii)	Of the 485,000 options exercised or cancelled in the period, 150,000 were cancelled during the three months ended March 31, 2005 and the remaining 335,000 options were all exercised in the period from April 1 to June 30, 2005.

iv)	As at September 30, 2005, there were 4,115,000 options outstanding at various prices which, if exercised, would result in total proceeds of US$5,792,000.

v)	At the annual stockholder meeting held on June 14, 2005, the stockholders of the Company approved amendments to the Plan to a) increase the shares of Common Stock reserved for issuance under the Plan from 3,900,000 shares to 8,000,000 shares and b) amend the terms of the Automatic Option Grant Program of the Plan to increase the number of shares subject to the annual automatic option grant to non-employee Board members from 5,000 shares to 50,000 shares.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
6.	Acquisition
On August 29, 2003, pursuant to an agreement dated April 4, 2003 and amended August 29, 2003, the Company completed a transaction with Mr. Roy and GeoGlobal Resources (India) Inc. (“GeoGlobal India”), a corporation then wholly-owned by Mr. Roy, whereby the Company acquired from Mr. Roy all of the outstanding capital stock of GeoGlobal India. In exchange for the outstanding capital stock of GeoGlobal India, the Company issued 34.0 million shares of our Common Stock. Of the 34.0 million shares, 14.5 million shares were delivered to Mr. Roy at the closing of the transaction being August 29, 2003 and an aggregate of 19.5 million shares were held in escrow by an escrow agent. The terms of the escrow provide for the release of the shares upon the occurrence of certain developments relating to the outcome of oil and natural gas exploration and development activities conducted on the KG Block. On August 27, 2004, 14.5 million shares were released to Mr. Roy from escrow upon the actual commencement of a drilling program on the KG Block. The final 5.0 million shares remaining in escrow will be released only if a commercial discovery is declared on the KG Block. In addition to the shares of Common Stock, the Company delivered to Mr. Roy a $2.0 million promissory note, of which $500,000 was paid on the closing of the transaction on August 29, 2003, $500,000 was paid on October 15, 2003, $500,000 was paid on January 15, 2004 and $500,000 was paid on June 30, 2004. The note did not accrue interest. The note was secured by the outstanding stock of GeoGlobal India which has subsequently been released. As a consequence of the transaction, Mr. Roy held as of the closing of the transaction an aggregate of 34.0 million shares of our outstanding Common Stock, or approximately 69.3% of the shares outstanding, assuming all shares held in escrow are released to him. The terms of the transaction provide that Mr. Roy is to have the right to vote all 34.0 million shares following the closing, including the shares during the period they are held in escrow. Shares not released from the escrow will be surrendered back to GeoGlobal.
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
September 30, 2005
7.	Related party transactions

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.
a)	Note payable

The US$2,000,000 promissory note issued to the sole shareholder of GeoGlobal India on the Acquisition has been fully repaid.

b)	Roy Group (Mauritius) Inc.

Roy Group (Mauritius) Inc. is related to the Company by common management and is controlled by a director of the Company. On March 27, 2003, the Company entered into a Participating Interest Agreement with the related party (note 3d).

c)	Roy Group (Barbados) Inc. (“Roy Group”)

Roy Group is related to the Company by common management and is controlled by a director of the Company. On August 29, 2003, the Company entered into a Technical Services Agreement (“TSA”) with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company. Roy Group receives consideration of US$250,000 per year for an initial term of three years as outlined and recorded below:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30-2005	Sept 30-2004	Sept 30-2005	Sept 30-2004
	US $	US $	US $	US $

Consolidated Statements of Operations
Consulting fees	12,500	12,500	37,500	37,500
Consolidated Balance Sheets
Property and equipment
Exploration costs — India	50,000	50,000	150,000	150,000

	62,500	62,500	187,500	187,500

Roy Group was also reimbursed for medical, insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed to third parties incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative	48,721	6,906	49,210	10,237
Consolidated Balance Sheets
Accounts receivable	617	19,971	632	19,971
Property and equipment Office equipment	1,610	—	1,610	—
Exploration costs – India	48,266	18,336	60,809	66,149

	99,214	45,213	112,261	96,357

At September 30, 2005, the Company owed Roy Group US$77,542 (December 31, 2004 - US$16,103) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA. These amounts bear no interest and have no set terms of repayment.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
7.	Related party transactions (continued)
d)	D.I. Investments Ltd. (“D.I.”)

D.I. is related to the Company by common management and is controlled by a director of the Company. D.I. charged consulting fees for services rendered as outlined and recorded below:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30-2005	Sept 30-2004	Sept 30-2005	Sept 30-2004
	US $	US $	US $	US $

Consolidated Statements of Operations
Consulting fees	30,000	30,000	90,000	90,000

	30,000	30,000	90,000	90,000

D.I. was also reimbursed for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative Office costs	20,756	12,281	39,766	39,732
Travel, hotel, meals and entertainment	442	7	3,973	2,808
Consolidated Balance Sheets
Accounts receivable	3,509	—	9,026	—

	24,707	12,288	52,765	42,540

At September 30, 2005, the Company owed D.I. US$7,815 (December 31, 2004 – US$nil) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
7.	Related party transactions (continued)
e)	Amicus Services Inc. (“Amicus”)

Amicus is related to the Company by virtue of being controlled by the brother of a director of the Company. Amicus charged consulting fees for services rendered as outlined below:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30-2005	Sept 30-2004	Sept 30-2005	Sept 30-2004
	US $	US $	US $	US	$

Consolidated Statements of Operations
Consulting fees	10,795	6,204	24,830	26,718

	10,795	6,204	24,830	26,718

Amicus was also reimbursed for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative	—	95	—	1,713
Consolidated Balance Sheets
Accounts receivable	1,176	295	1,738	1,853
Property and equipment	—	—	—	1,121

	1,176	390	1,738	4,687

At September 30, 2005, the Company owed Amicus US$6,009 (December 31, 2004 – US$3,521) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
8.	Income Taxes
a)	Income tax expense

The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes. This difference results from the following items:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30-2005	Sept 30-2004	Sept 30-2005	Sept 30-2004
	US $	US $	US $	US $

Net loss	(217,348)	(163,165)	(592,706)	(670,909)
Expected US tax rate	40.66%	40.66%	40.66%	40.66%

Expected income tax recovery	(88,375)	(66,343)	(240,995)	(272,792)
Excess of expected tax rate over tax rate of foreign affiliates	23,480	26,457	48,006	38,760
Valuation allowance	64,847	39,678	191,746	231,533
Other	48	208	1,243	2,499

Income tax recovery	—	—	—	—

b)	Deferred income taxes

The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized. The components of the net deferred income tax asset consist of the following temporary differences:

	Sept 30-2005	December 31-2004
	US$	US$

Difference between tax base and reported amounts of depreciable assets	(133,360)	2,679
Non-capital loss carry forwards	2,059,048	524,904

	1,925,688	527,583
Valuation allowance	(1,925,688)	(527,583)

Deferred income tax asset	—	—

c)	Loss carry forwards

At September 30, 2005, the Company has US$2,014,048 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

	Amount	Expiry Dates
Tax Jurisdiction	US $	Commence

United States	1,675,014	2023
Canada	58,940	2010
Barbados	280,094	2012

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
9.	Segmented information

The Company’s petroleum and natural gas exploration and development activities are conducted in India. Management of the Company considers the operations of the Company as one operating segment. The following information relates to the Company’s geographic areas of operation.

	September 30-2005	December 31-2004
	Property and equipment	Property and equipment
	US $	US $

Canada	96,106	97,482
India	1,777,114	684,110

	1,873,220	781,592

10.	Commitments, Contingencies and Guarantees
a)	The Company has provided to the Government of India two irrevocable letters of credit totalling US$392,485 (Mehsana US$195,055 and Sanand/Miroli US$197,430) (December 31, 2004 – US$206,796) secured by term deposits of the Company in the same amount as guarantees for the performance of the minimum work commitments for the budget period ending March 31, 2006 of Phase I of both of these Cambay Blocks.

b)	The Company is required to expend funds on the exploration activities to fulfill the terms of the minimum work commitment based on our participating interest for Phase I pursuant to the PSC’s in respect of each of our exploration blocks as follows:
i)	Mehsana — Acquire, process and interpret 75 square kilometers of 3D seismic and drill 7 exploratory wells between 1,000 and 2,200 meters.

ii)	Sanand/Miroli — Acquire, process and interpret 200 square kilometers of 3D seismic and drill 12 exploratory wells between 1,500 and 3,000 meters.

iii)	Ankleshwar — Acquire, process and interpret 448 square kilometers of 3D seismic and drill 14 exploratory wells between 1,500 and 2,500 meters.

iv)	DS Block — Gravity and geochemical surveys and a 12,000 line kilometer aero magnetic survey.
c)	As the holder of a participating interest in the Tarapur block, the Company will be required to fund its 20% share of all further exploration and development costs incurred on the exploration block. It is expected that the total capital the Company will be required to contribute to exploration activities on Tarapur during 2005 based on the 20% participating interest will be approximately $300,000 and the Company has committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over the period ending November 22, 2007. Under the terms of the agreement, the Company is required to keep in force a Financial and Performance Guarantee securing its performance under the Tarapur PSC.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
(Unaudited)
September 30, 2005
10.	Commitments, Contingencies and Guarantees (continued)
d)	Under the terms of our PSC relating to the KG Block, the first phase of the exploration period was to expire on September 11, 2005. The PSC provides that by the end of the first phase, the contracting parties, in addition to other parts of the work program which have been completed, shall have drilled at least fourteen wells. Through September 11, 2005, three wells had been drilled on the exploration block, leaving eleven wells to be drilled. The PSC provides that, if at the end of an exploration phase a work program for that phase is not completed, the time for completion of the exploration program for that phase is to be extended for a period necessary to enable completion but not exceeding six months provided the parties (i) submit a request by written notice to the Government of India at least thirty days prior to the expiration of the relevant phase, (ii) can show technical or other good reasons for the non-completion of the work program, and (iii) the management committee gives its consent to the extension. Any such extension that is granted is to be deducted from the next succeeding exploration phase. On August 5, 2005, a written notice requesting the six month extension was submitted and on August 29, 2005, the management committee consented to the extension of six months to March 11, 2006 and deducted the six month extension from the Phase II exploration period.

In the event the eleven additional wells are not drilled by March 11, 2006, the Government of India would have the right to assert that the contracting parties have failed to comply with or have contravened a material provision of the PSC. Under such circumstances, the PSC will be subject to termination by the Government of India on ninety days written notice, unless such failure of compliance or contravention is remedied within the ninety-day period or such extended period as may be granted by the Government of India. In the event the PSC is terminated by the Government of India, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the PSC is to pay to the Government of India its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase. However, termination of the PSC by the Government of India would result in the loss of our interest in the KG Block other than areas determined to encompass commercial discoveries. To September 30, 2005, exploration costs related to the KG Block capitalized in the Company’s accounts amount to US$791,700.
11.	Subsequent Events

On October 25, 2005, the Company filed with the US Securities and Exchange Commission a registration statement under the Act with respect to the registration for resale of 6,671,316 shares of the Company’s common stock by the holders. The shares of common stock were issued in the Company’s 2005 financings and include the shares of common stock issuable on exercise of the warrants and compensation options issued in those financings. The filing of the registration statement fulfilled the Company’s obligation with respect to the registration of the securities issued in the transactions and resulted in the termination of the rights issued to the purchasers in the transactions to purchase 444,754 shares of Common Stock and Warrants to purchase an aggregate 222,377 shares of Common Stock exercisable at $9.00 per share through September 9, 2007 in the event the Company failed to file the registration statement on or before November 8, 2005.

12.	Recent Accounting Standards
a)	On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company was planning to adopt Statement 123(R) on January 1, 2005, however, on April 14, 2005, the Securities Exchange Commission provided for a phased-in implementation process for Statement 123(R). As such, the Company is delaying implementation until January 1, 2006.

The Company intends to adopt Statement 123(R) using the modified prospective method.

b)	In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (FAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (FAS 3). FAS 154 replaces the provisions of FAS 3 with respect to reporting accounting changes in interim financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.

The Company intends to adopt FAS 154 on January 1, 2006.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
GENERAL
The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results and business plans discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. For further information refer to the consolidated financial statements and footnotes and management’s discussion and analysis thereto included in the Company’s annual report on Form 10KSB for the year ended December 31, 2004.
An Overview of Our Business Activities
We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves. At present, these activities are being undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to agreements we have entered into with the Government of India. As of September 30, 2005, we have entered into agreements with respect to six of these exploration blocks as follows:
•	The first of our agreements, entered into in February 2003, grants exploration rights in an area offshore eastern India. We refer to this as the “KG Block” and we have a net 5% carried interest under this agreement.

•	We have entered into two agreements which grant exploration rights in areas onshore in the Cambay Basin in the State of Gujarat in western India. These agreements were entered into with the Government of India in February 2004 and we have a 10% participating interest under each of these agreements. We refer to these as the “Mehsana Block” and the “Sanand/Miroli Block.”

•	In April 2005, we entered into an agreement with Gujarat State Petroleum Corporation Limited (“GSPC”), providing for our purchase and the sale by GSPC, subject to Government of India consent, of a 20% participating interest in the agreement granting exploration rights onshore in the Cambay Basin in the State of Gujarat. We refer to this as the “Tarapur Block”.

•	On September 23, 2005, we signed agreements with respect to two additional locations. One area in which we hold a 10% participating interest is located onshore in the Cambay Basin located in the State of Gujarat south-east of our three existing Cambay blocks. The second area is onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India for which we operate and hold a 100% participating interest.
All of our exploration activities should be considered highly speculative.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
Statement of Operations
Three months ended September 30, 2005
During the three months ended September 30, 2005, we had expenses of $286,843 compared with expenses of $170,208 for the three months ended September 30, 2004. Our general and administrative expenses increased to $179,516 from $83,322 for the same period in 2004. This increase is primarily the result of approximately $44,500 increase in travel and hotel this quarter related to the Company’s financing efforts. Otherwise, our general and administrative costs increased slightly over the same period in 2004. Our general and administrative expenses include transfer agent fees and services as well as costs related to the corporate head office including administrative services, rent and office costs.
Our consulting fees of $53,295 during the three months ended September 30, 2005 decreased slightly from $60,474 for the same period in 2004. These consulting fees include $12,500 paid under the Technical Services Agreement for both periods and fees incurred for employing various technical and corporate consultants which advised us on a variety of matters. Professional fees increased to $41,382 during the three months ended September 30, 2005 from $10,504 during the same period in 2004. Professional fees include those paid to our auditors for audit and tax services, fees paid to our legal advisors for services provided with regard to filing various SEC filings, corporate governance matters, our raising capital transactions and preparation and review of our oil and gas and other agreements.
Depreciation and depletion decreased slightly to $12,650 compared to $15,908 for the same period in 2004.
Our other expenses and income during the three months ended September 30, 2005 resulted in income of $69,495 compared to $7,043 during the same period in 2004. The increase can be attributed to interest income of $77,693 in the third quarter of 2005 which arose out of interest earned on our cash balances we held during the quarter as compared to $6,386 during the same period in 2004. This increase is a result of the significant increase in the size of our cash balances as well as an increase in the US prime interest rate. Included in other expenses and income is a foreign exchange loss of $8,198 compared to a slight gain of $657 in the same quarter of 2004.
Reflecting the overall increase in the fees and expenses above during the three months ended September 30, 2005 as compared to the same period ending September 30, 2004, we had a net loss of $217,348 in 2005 compared to a net loss of $163,165 in 2004.
We capitalize certain overhead costs directly related to our exploration activities in India. During the three months ended September 30, 2005 these capitalized overhead costs were $126,556 compared to $85,031 during the three months ended September 30, 2004.
Nine months ended September 30, 2005
During the nine months ended September 30, 2005, we had expenses of $691,979 compared with expenses of $703,597 for the nine months ended September 30, 2004. Our general and administrative expenses increased to $369,450 from $357,247 for the same period in 2004. This increase is primarily the result of an increase in travel and hotel incurred in relation to the Company’s financing efforts during the period as compared to the same period in 2004. Otherwise, our general and administrative costs have decreased slightly for the period ending September 30, 2005 as compared to the same period in 2004. Our general and administrative expenses include transfer agent fees and services as well as costs related to the corporate head office including administrative services, rent and office costs.
Our consulting fees of $154,869 during the nine months ended September 30, 2005 decreased from $186,958 for the same period in 2004. These consulting fees include $37,500 paid under the Technical Services Agreement for both periods. Consulting fees were incurred for employing various technical and corporate consultants which advised us on a variety of matters. Professional fees increased to $131,623 during the nine months ended September 30, 2005 from $116,090 during the same period in 2004. Professional fees include those paid to our auditors for audit and tax services, fees paid to our legal advisors for services provided with regard to filing various SEC documents and review of our oil and gas agreements. The increase is attributable to an approximately $15,000 increase in our fees paid to our auditors for additional work incurred in the nine months ended September 30, 2005 as compared to the same period for 2004.
Depreciation and depletion decreased slightly to $36,037 compared to $43,302 for the same period in 2004.
Our other expenses and income during the nine months ended September 30, 2005 resulted in income of $99,273 compared to $32,688 during the same period in 2004. The increase can be primarily attributed to interest income of $111,979 in the first three quarters of 2005 which arose out of interest earned on our cash balances we held during the period as compared to $19,361 during the same period in 2004. This increase is a result of the significant increase in our cash balances as well as an increase in the US prime interest rate. There was no recovery of consulting fees and equipment costs from services provided and billed out to GSPC during the first nine months of 2005, compared to $16,500 recovered in the first nine months of 2004. Included in other expense and income is also a foreign exchange loss of $12,706 compared to a foreign exchange loss of $3,173 for the nine months ended September 30, 2004.
Reflecting the overall increase in our other income combined with only a small decrease in our expenses during the nine months ended September 30, 2005 as compared to the same period ending September 30, 2004, we had a net loss of $592,706 in 2005 compared to a net loss of $670,909 in 2004.
We capitalize certain overhead costs directly related to our exploration activities in India. During the nine months ended September 30, 2005 these capitalized overhead costs were $283,276 compared to $252,299 during the nine months ended September 30, 2004.
Liquidity and Capital Resources
At September 30, 2005, our cash and cash equivalents were $35,581,057. The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.
Three months ended September 30, 2005
The increase in our cash and cash equivalents of $30,009,266 from $5,571,791 at June 30, 2005 is the result of funds used in operating and investing activities and provided by financing activities as follows:
Our net cash used in operating activities during the three months ended September 30, 2005 was $191,650 as compared to $262,107 for the same period in 2004. This decrease is mostly as a result of a decrease in our accounts payable used in the operating activities of $1,970 as compared to a decrease of $159,471 in the same quarter of 2004 due to a large accounts payable balance at December 31, 2003. This amount is offset by an increase in our net loss for the quarter in 2005 of $217,348 as compared to a net loss of $163,165 for the same period in 2004.
Cash used in investing activities for the three months ended September 30, 2005 was $543,792 as compared with $316,256 for the same quarter in 2004. This increase is for accrued liabilities with respect to the purchase of property and equipment which is consistent with our increased activities in the Cambay Basin.
The majority of the increase in our cash and cash equivalents is attributable to the cash provided by financing activities during the three months ended September 30, 2005 of $30,744,708 as compared to $7,500 for the same quarter in 2004. During the quarter ended September 30, 2005, we completed the sale of 3,252,400 Units of our securities at $6.50 per Unit, together with a concurrent sale of an additional 1,000,000 Units on the same terms, for aggregate cash gross proceeds of $27,640,600. This amount combined with cash of $4,525,450 provided from the issuance of 1,899,300 shares of common stock on the exercise of common stock purchase and broker warrants issued in our 2003 financing, less financing costs of $1,496,672 incurred in connection with the 2005 financing accounts for the increase in our cash and cash equivalents. During the quarter ended September 30, 2004, 5,000 broker warrants were exercised for proceeds of $7,500.

Nine months ended September 30, 2005
The increase in our cash and cash equivalents of $31,161,459 from $4,419,598 at December 31, 2004 is primarily the result of funds used in operating and investing activities, and provided by financing activities as follows:
Our net cash used in operating activities during the nine months ended September 30, 2005 was $508,824 as compared to $834,423 for the same period in 2004. This decrease is mostly as a result of a decrease in our net loss to $592,706 in 2005 from $670,909 for the same period in 2004 combined with an increase in our accounts payable used in operating activities for the period of $22,333 as compared to a decrease of $176,311 for the same period in 2004 as a result of a large accounts payable balance at December 31, 2003.
Cash used in investing activities for the nine months ended September 30, 2005 was $1,341,775 as compared to $652,078 for the same period in 2004. This increase is a result of additional purchases of property and equipment which is consistent with our increased activity in the Cambay basin.
Cash provided by financing activities for the nine months ended September 30, 2005 was $33,012,058 as compared to cash used in financing activities of $902,500 for the same period in 2004. During the period ended September 30, 2005, we completed the sale of 3,252,400 Units of our securities at $6.50 per Unit, together with a concurrent sale of an additional 1,000,000 Units on the same terms, for aggregate cash gross proceeds of $27,640,600. This amount combined with cash of $6,809,800 which was provided from the issuance of 3,090,400 shares of common stock on the exercise of options, purchase warrants and broker warrants issued in our 2003 financing, less financing costs of $1,496,672 incurred in connection with the 2005 financing accounts for the increase in our cash and cash equivalents. The amount of $902,500 for the nine months ended September 30, 2004 included the full repayment of $1,000,000 against the note payable, net of $97,500 realized from the issuance of 65,000 shares of common stock on the exercise of options and broker warrants.
The KG Block and Our Carried Interest Agreement
At September 30, 2005, GSPC, the Operator of the KG Block, has expended on exploration activities approximately $9.3 million attributable to us under the Carried Interest Agreement (“CIA”) as compared to $5.0 million at December 31, 2004 and $3.63 million at September 30, 2004. Of this amount, 50% is for the account of Roy Group (Mauritius) Inc. (“RGM”). Under the terms of the CIA, GeoGlobal and RGM are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Block prior to the start date of initial commercial production.
Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Block. Preliminary budgets estimate that these expenditures attributable to us will total approximately $22.0 million over the 6.5 year term of the PSC, including the $9.3 million attributable to us through September 30, 2005. Additional expenditures may be required for the cost overruns and completion of commercially successful wells. We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence. As provided in the CIA, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Block. Of the expenditures attributable to us, 50% are for the account of RGM under the terms of the Participating Interest Agreement (“PIA”).
We will not realize cash flow from the KG venture until such time as the expenditures attributed to us, including those expenditures made for the account of RGM under the CIA have been recovered by GSPC from future production revenue. Under the terms of the CIA, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.

Cambay Blocks
We have committed to expend funds for exploration activities under the terms of the PSC’s on two of the Cambay Blocks, Mehsana and Sanand/Miroli, over a period of 6 years. As at September 30, 2005, we have incurred costs of approximately $350,000 with respect to these contracts. We estimate that our expenditures for these purposes during the balance of the 2005 fiscal year will be approximately $1.2 million, based upon our 10% participating interest in these PSC’s.
We have committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of a Deed of Assignment and Assumption entered into covering the Tarapur block over the period ending November 22, 2007. As at September 30, 2005, we have incurred costs of approximately $580,000 with respect to this agreement. We estimate that our expenditures for these purposes during the balance of the 2005 fiscal year will be approximately $300,000, based upon our 20% participating interest in this agreement.
2005 and Intended 2006 Activities
We expect our exploration and development activities pursuant to the PSC’s we are parties to will continue throughout 2005 and 2006 in accordance with the terms of those agreements.
On September 23, 2005, we entered into two PSC’s with the Government of India covering two new onshore exploration blocks in India under the Fifth round of the New Exploration Licensing Policy (NELP-V). The first block is the DS Block (DS-ONN-2003/1), which covers an area of approximately 3,155 square kilometers (sq. km) onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India and in which GeoGlobal will hold a 100% participating interest (“PI”) and be the operator. The second block is the Ankleshwar Block (CB-ONN-2003/2), which covers an area of approximately 448 sq. km onshore in the State of Gujarat south-east of GeoGlobal’s three existing Cambay blocks. GeoGlobal is part of a consortium and holds a 10% PI in the Ankleshwar Block. GSPC is the operator of the Ankleshwar Block and holds a 50% PI, with the remainder held by GAIL (India) Ltd. and Jubilant Capital Pvt. Ltd.
Under the terms of the new PSC’s, we have committed to expend funds on the exploration and drilling of these new exploration blocks. No budgets have yet been approved by the Management Committees on these new exploration blocks, however preliminary estimates of our expenditures are approximately $1.7 million on the Ankleshwar Block and $9.6 million on the DS Block for exploration activities over a period of seven years. As at September 30, 2005, we have incurred costs of approximately $18,000 with respect to these agreements. We estimate our expenditures for these purposes during the balance of the fourth quarter of 2005 will be approximately $130,000 based upon our participating interests in these PSC’s.
In addition, as opportunities arise, we may seek to acquire participating interests in exploration blocks where PSC’s have been heretofore awarded by the Government of India. The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals. Depending upon the scope of our activities during the year, we may require additional capital during 2006 for the possible acquisition of further participating interests in PSC’s in drilling blocks heretofore awarded by the Government of India. We may also require additional capital in order to participate in ventures bidding for the grant of PSC’s for future exploration blocks to be awarded by the Government of India. We believe it can be expected that our interest in such ventures would be a participating interest. Until the scope of any possible such activities has been definitively established, we are unable to estimate the amount of any funds that may be required for these purposes. As the holder of a participating interest in any such possible activities, it can be expected that we will be required to contribute capital to any such ventures in proportion to our interest in the ventures.
We believe that our available cash resources, including the proceeds received from our financings completed in 2005 and the exercise of outstanding common stock purchase warrants and options will be sufficient to meet all our expenses, cash requirements and commitments during the balance of the years ended December 31, 2005 and 2006.
We do not at this time, have any present plans to make any large acquisition, nor do we expect to make any significant changes to our personnel.

Cautionary Statement For Purposes Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1995
With the exception of historical matters, the matters discussed in this Quarterly Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Quarterly Report regarding our plans and objectives relating to our future operations, plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India in which we have interests, plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities and to realize revenues from the sales of those hydrocarbons. Forward-looking statements also include our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional Production Sharing Contracts with the Government of India. Our assumptions, plans and expectations regarding our future capital requirements, our plans and intentions regarding our plans to raise additional capital, the costs and expenses to be incurred in conducting any exploration, well drilling, development and production activities and the adequacy of our capital to meet our requirements for our present and anticipated levels of activities are all forward-looking statements. These statements appear, among other places, under the following captions: “Risk Factors”, and “Management’s Discussion and Analysis and Plan of Operation”. We cannot assure you that our assumptions or our business plans and objectives discussed herein will prove to be accurate or be able to be attained. We cannot assure you that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration blocks in which we have an interest. Our ability to realize revenues cannot be assured. Our ability to successfully drill, test and complete producing wells cannot be assured. We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required. We cannot assure you that we will be successful in joining any further ventures seeking to be granted Production Sharing Contracts by the Government of India or that we will be successful in acquiring interests in existing ventures. We cannot assure you that the Government of India will consent to the assignment by GSPC of the 20% participating interest in the Tarapur Block or that the Company will be successful in entering into alternative acceptable arrangements on commercially favorable terms with GSPC should that consent not be forthcoming. If our plans fail to materialize, your investment will be in jeopardy. We cannot assure you that the outcome of testing of one or more wells on the KG Block will be satisfactory and result in a commercially-productive well or that any further wells drilled on the KG Block will have commercially-successful results. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military activities could have a material adverse effect on us. We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption “Risk Factors” herein. They are also described in our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Quarterly Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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
Risks Relating to Our Oil and Gas Activities
Because We Are In the Early Stage Of Developing Our Activities, There Are Considerable Risks That We Will Be Unsuccessful
We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into five Production Sharing Contracts with the Government of India. In addition, we have entered into an agreement to acquire a participating interest in a sixth Production Sharing Contract, subject to Government of India consent. We have realized no revenues from our oil and natural gas exploration and development activities and claim no reserves of oil or natural gas. As of September 30, 2005 a venture in which we have a net 5% interest, has drilled and abandoned two wells, has tested and is evaluating a third well and is engaged in drilling a fourth well. As of September 30, 2005, we claim no reserves of hydrocarbons as a result of those drilling, testing and evaluation activities. Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the Production Sharing Contracts we are parties to. There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold or have agreed to acquire an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest. Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.
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
Possible Inability of Contracting Parties to Fulfill Phase One of the Minimum Work Program for the KG Block
Under the terms of our Production Sharing Contract relating to the KG Block, the first phase of the exploration period expired on September 11, 2005. The Production Sharing Contract provides that by the end of the first phase, the contracting parties, in addition to other parts of the work program which have been completed, shall have drilled at least fourteen wells. Through September 11, 2005, three wells had been drilled on the exploration block, leaving eleven wells to be drilled. The Production Sharing Contract provides that, if at the end of an exploration phase a work program for that phase is not completed, the time for completion of the exploration program for that phase is to be extended for a period necessary to enable completion but not exceeding six months provided the parties (i) submit a request by written notice to the Government of India at least thirty days prior to the expiration of the relevant phase, (ii) can show technical or other good reasons for the non-completion of the work program, and (iii) the management committee gives its consent to the extension. Any such extension that is granted is to be deducted from the next succeeding exploration phase. On August 5, 2005, a written notice requesting the six month extension was submitted and on August 29, 2005, the management committee consented to the extension of six months to March 11, 2006 and deducted the six month extension from the Phase II exploration period.
In the event the eleven additional wells are not drilled by March 11, 2006, the Government of India would have the right to assert that the contracting parties have failed to comply with or have contravened a material provision of the Production Sharing Contract. Under such circumstances, the Production Sharing Contract will be subject to termination by the Government of India on ninety days written notice, unless such failure of compliance or contravention is remedied within the ninety-day period or such extended period as may be granted by the Government of India. In the event the Production Sharing Contract is terminated by the Government of India, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the Production Sharing Contract is to pay to the Government of India its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our Carried Interest Agreement, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase. However, termination of the Production Sharing Contract by the Government of India would result in the loss of our interest in the KG Block other than areas determined to encompass commercial discoveries.

Because Our Activities Have Only Recently Commenced And We Have No Operating History Or Reserves Of Oil And Gas, We Anticipate Future Losses; There Is No Assurance Of Our Profitability
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
During the exploration phase prior to the start date of initial commercial production, we have a carried interest in the exploration activities on KG Block. Our interests in our other five exploration blocks are participating interests which require us to pay our proportionate share of exploration, drilling and development expenses on these blocks substantially as those expenses are incurred. Unexpected or additional costs can affect the commercial viability of producing oil and gas from a well and will affect the time when and amounts that we can expect to receive from any production from a well. Because our carried costs of exploration and drilling on KG Block are to be repaid in full to GSPC, the operator of our venture’s activities on the block, before we are entitled to any share of production, additional exploration and development expenses will reduce and delay any share of production and revenues we will receive.
There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future. Our operations were recently established, and as such, we have no substantial operating history to serve as the basis to predict our ability to further the development of our business plan. Likewise, the outcome of our exploratory drilling activities, as well as our quarterly and annual operating results cannot be predicted. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects. Through September 30, 2005, we have had to abandon two wells drilled on the KG Block and it is likely that in some future quarters our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells plugged. In such event, the trading price of our common stock may be materially and adversely affected.
We Expect to Have Substantial Requirements For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing and Additional Ventures Or Pursue Other Opportunities. Our Available Capital is Limited
In order to participate under the terms of our Production Sharing Contracts as well as in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital. Under the terms of our carried interest agreement relating to the KG Block, after the start date of initial commercial production on the KG Block, and under the terms of the five additional Production Sharing Contracts we are parties to, as well as the agreement relating to the acquisition of the 20% participating interest in the Tarapur Block, we are required to bear our proportionate share of costs during the exploration phases of those agreements. There can be no assurance that this capital will be available to us in the amounts and at the times required. Such capital also may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities. We intend to seek the additional capital to meet our requirements from equity and debt offerings of our securities. Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought. There can be no assurance that capital will be available to us from any source or that, if available, it will be at prices or on terms acceptable to us. Should we be unable to access the capital markets or should sufficient capital not be available, our activities could be delayed or reduced and, accordingly, any future exploration opportunities, revenues and operating activities may be adversely affected and could also result in our breach of the terms of a Production Sharing Contracts which could result in the loss of our rights under the contract.
As of September 30, 2005, we had cash and cash equivalents of approximately $36.0 million. We currently expect that our available cash will be sufficient to fund through December 2006 at the present level of operations our required capital expenditures on the five exploration blocks in which we are currently a participant and our participation in the Tarapur Block in which we agreed to acquire a 20% participating interest. Our present estimate of our commitments pursuant to the terms of our PSC’s relating to these exploration blocks including the agreements signed on September 23, 2005, totals approximately $4.43 million during the period October 1, 2005 through March 31, 2006, and $6.0 million during the twelve months ended March 31, 2007. Any further Production Sharing Contacts we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us. We may be unsuccessful in raising the capital necessary to meet these capital requirements. There can be no assurance that we will be able to raise the capital.
Pursuant to our agreement executed on April 7, 2005 to acquire a 20% participating interest from GSPC in the Tarapur Block (“Tarapur”), we paid to GSPC the sum of approximately Rs. 2.53 Crore (approximately $580,000). In addition, it is expected that under the terms of our agreement with GSPC the total capital we will be required to contribute to exploration activities on Tarapur during the fourth quarter of 2005 based on our 20% participating interest will be approximately $300,000. Further, we have committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of the agreement over the period ending November 22, 2007. Our agreement with GSPC is subject to obtaining the Government of India consent. In the event such consent is not obtained, the assignment would be terminated. Under such circumstances, we intend to seek to negotiate an alternative acceptable arrangement with GSPC. In the event the Government of India does not reject in writing the application for consent to the assignment within 180 days, it is deemed approved. We intend that such an alternative acceptable arrangement would include provisions that would place us in an economic position substantially equivalent to the position we would have held if the consent of the Government of India had been obtained and the assignment of the interest effected. We do not have an alternative agreement or understanding with GSPC in effect, and we cannot make any assurance that such an alternative arrangement can be entered into with GSPC. In the event such an arrangement is not entered into we would seek to have the moneys advanced by us to GSPC returned to us. There can be no assurance that the Government of India consent will be obtained or that we will be successful in having the moneys advanced to GSPC returned to us if an acceptable alternative arrangement is not available to us.
India’s Regulatory Regime May Increase Our Risks And Expenses Of Doing Business
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
Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of September 30, 2005, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 34,061,667 shares or approximately 54.5% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions. These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock. Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.
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
Our Success Is Largely Dependent On The Success Of The Operators Of The Ventures In Which We Participate And Their Failure Or Inability To Properly Or Successfully Operate The Oil And Gas Exploration, Development And Production Activities On An Exploration Block, Could Materially Adversely Affect Us
At present, our only oil and gas interests are our rights under the terms of the five Production Sharing Contracts with the Government of India that we have entered into and the assignment agreement with GSPC, effective only upon obtaining Government of India consent, relating to an interest in the Tarapur Block. We are not and will not be the operator of any of the exploration, drilling and production activities conducted on four of these exploration blocks. Accordingly, the realization of successes in the exploration of the blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.

Under the terms of our carried interest agreement for the KG Block, we have a carried interest in the exploration activities conducted by the parties on the KG Block prior to the start date of initial commercial production. However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less. Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the Production Sharing Contract for which our interest is carried is estimated to be approximately $22.0 million, including the $5.0 million attributable to us as of December 31, 2004 and $9.3 million attributable to us as of September 30, 2005, of which 50% is for the account of Roy Group (Mauritius) Inc. Additional expenditures may be required for cost overruns and completions of commercially successful wells. We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the carried interest agreement or when, if ever, any commercial production will commence. Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement between us and Roy Group (Mauritius) Inc. We are not entitled to any share of production from the KG Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the carried interest agreement, have been recovered by GSPC from future production revenue. Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Block. As provided in the carried interest agreement, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Block.
Certain Terms Of The Production Sharing Contracts May Create Additional Expenses And Risks That Could Adversely Affect Our Revenues And Profitability
The Production Sharing Contracts contain certain terms that may affect the revenues of the joint venture participants to the agreements and create additional risks for us. These terms include, possibly among others, the following:
▪	The venture participants are required to complete certain minimum work programs during the three phases of the term of the Production Sharing Contracts. In the event the venture participants fail to fulfill any of these minimum work programs, the parties to the venture must pay to the Government of India their proportionate share of the amount that would be required to complete the minimum work program. Accordingly, we could be called upon to pay our proportionate share of the estimated costs of any incomplete work programs;

▪	Until such time as the Government of India attains self sufficiency in the production of crude oil and condensate and is able to meet its national demand, the parties to the venture are required to sell in the Indian domestic market their entitlement under the Production Sharing Contacts to crude oil and condensate produced from the exploration blocks. In addition, the Indian domestic market has the first call on natural gas produced from the exploration blocks and the discovery and production of natural gas must be made in the context of the government’s policy of utilization of natural gas and take into account the objectives of the government to develop its resources in the most efficient manner and promote conservation measures. Accordingly, this provision could interfere with our ability to realize the maximum price for our share of production of hydrocarbons;

▪	The parties to each agreement that are not Indian companies, which includes us, are required to negotiate technical assistance agreements with the Government of India or its nominee whereby such foreign company can render technical assistance and make available commercially available technical information of a proprietary nature for use in India by the government or its nominee, subject, among other things, to confidentiality restrictions. Although not intended, this could increase each venture’s and our cost of operations; and

▪	The parties to each venture are required to give preference, including the use of tender procedures, to the purchase and use of goods manufactured, produced or supplied in India provided that such goods are available on equal or better terms than imported goods, and to employ Indian subcontractors having the required skills insofar as their services are available on comparable standards and at competitive prices and terms. Although not intended, this could increase the venture’s and our cost of operations.
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
While our President and Executive Vice President have had extensive experience in the oil and gas exploration business, we have been engaged in limited activities in the oil and gas business over approximately the past two years and have a limited history of activities upon which you may base your evaluation of our performance. As a result of our brief operating history and limited activities in oil and gas exploration activities, our success to date in entering into ventures to acquire interests in exploration blocks may not be indicative that we will be successful in entering into any further ventures. There can be no assurance that we will be successful in growing our oil and gas exploration and development activities.
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
Risks Relating To The Market For Our Common Stock
Volatility Of Our Stock Price
The public market for our common stock has been characterized by significant price and volume fluctuations. There can be no assurance that the market price of our common stock will not decline below its current or historic price ranges. The market price may bear no relationship to the prospects, stage of development, existence of oil and gas reserves, revenues, earnings, assets or potential of our Company and may not be indicative of our future business performance. The trading price of our common stock could be subject to wide fluctuations. Fluctuations in the price of oil and gas and related international political events can be expected to affect the price of our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies which fluctuations have been unrelated to the operating performance of these companies. These market fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our company’s common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, and irrespective of the outcome of such litigation, could result in substantial costs and a diversion of management’s attention and resources and have a material adverse effect on our company’s business, results of operations and financial condition.

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
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Roy and Mr. Kent, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION
ITEM 6. EXHIBITS

10.1*	Agency Agreement dated September 9, 2005 between the Company and Jones, Gable & Company Limited.

10.2*	Form of Subscription Agreement entered into by subscribers relating to offers and sales of Units by Jones, Gable & Company Limited.

10.3*	Form of Subscription Agreement with respect to sales of an aggregate of 1,000,000 of the Units.

10.4*	Registration Rights Agreement dated September 9, 2005 between the Company and Jones, Gable & Company Limited.

10.5*	Production Sharing Contract dated September 23, 2005, between the Government of India and the Company.

10.6*	Production Sharing Contract dated September 23, 2005, between the Government of India, Gujarat State Petroleum Corporation Limited, GAIL (India) Ltd., Jubilant Capital Pvt. Ltd. and the Company.

31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

*	filed herewith
SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.

(Registrant)
November 16, 2005	/s/ Jean Paul Roy
Jean Paul Roy
President and Chief Executive Officer (Principal Executive Officer and Director)

November 16, 2005	/s/ Allan J. Kent
Allan J. Kent
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting)

LIST OF EXHIBITS
10.1	Agency Agreement dated September 9, 2005 between the Company and Jones, Gable & Company Limited.

10.2	Form of Subscription Agreement entered into by subscribers relating to offers and sales of Units by Jones, Gable & Company Limited.

10.3	Form of Subscription Agreement with respect to sales of an aggregate of 1,000,000 of the Units.

10.4	Registration Rights Agreement dated September 9, 2005 between the Company and Jones, Gable & Company Limited.

10.5	Production Sharing Contract dated September 23, 2005, between the Government of India and the Company.

10.6	Production Sharing Contract dated September 23, 2005, between the Government of India, Gujarat State Petroleum Corporation Limited, GAIL (India) Ltd., Jubilant Capital Pvt. Ltd. and the Company.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)