Form 10KSB
period 2005-12-31
GEOGLOBAL RESOURCES INC
filed 2006-04-13
CIK 896726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB
Mark One:

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2005; or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File No. 1-32158
GEOGLOBAL RESOURCES INC.

(Name of small business issuer in its charter)

Delaware	33-0464753

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 200, 630- 4 Avenue SW, Calgary, Alberta, Canada	T2P 0J9

(Address of principal executive offices)	(Zip Code)
(403) 777-9250

(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Each Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
Issuer’s revenues for its most recent fiscal year: $-0-
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 11, 2006, was $252,479,960. (See definition of affiliate in Rule 12b-2 of the Exchange Act).
The number of shares outstanding of each of the issuer’s classes of common equity, as of April 11, 2006, was 63,934,755.
The number of shares outstanding of each of the issurer’s classes of common equity, as of April 11, 2006, was 63,934,755.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
Item 1. Description of Business
GeoGlobal Resources Inc. is engaged, through our subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves. At present, these activities are being undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to agreements we have entered into with the Government of India (“GOI”). As of December 31, 2005, we have entered into agreements with respect to six of these exploration blocks as follows:
•	The first of our agreements, entered into in February 2003, grants exploration rights in an area offshore eastern India. We refer to this as the “KG Block” and we have a net 5% carried interest under this agreement.

•	We have entered into two agreements which grant exploration rights in areas onshore in the Cambay Basin in the State of Gujarat in western India. These agreements were entered into with the GOI in February 2004 and we have a 10% participating interest under each of these agreements. We refer to these as the “Mehsana Block” and the “Sanand/Miroli Block.”

•	In April 2005, we entered into an agreement with Gujarat State Petroleum Corporation Limited (“GSPC”), providing for our purchase and the sale by GSPC, subject to GOI consent, of a 20% participating interest in the agreement granting exploration rights onshore in the Cambay Basin in the State of Gujarat. We refer to this as the “Tarapur Block”.

•	On September 23, 2005, we signed agreements with respect to two additional locations. One area is located onshore in the Cambay Basin located in the State of Gujarat south-east of our three existing Cambay blocks, for which we hold a 10% participating interest. The second area is onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India for which we hold a 100% participating interest and are the operator.
To date, we have not earned any revenue from these activities and we are considered to be in the development stage. The recoverability of the costs we have incurred to date is uncertain and dependent upon us achieving commercial production or sale, our ability to obtain sufficient financing to fulfill our obligations under the Production Sharing Contracts “(PSC’s”) in India and upon future profitable operations and upon finalizing agreements with GSPC.
All of the exploration activities in which we are a participant should be considered highly speculative.
All dollar amounts stated in this annual report are stated in United States dollars.
Unless the context should otherwise require, references to “we,” “us” and “our” in this annual report refer to GeoGlobal Resources Inc. and our wholly-owned consolidated subsidiaries. When we refer to GeoGlobal Barbados, we are referring to GeoGlobal Resources (Barbados) Inc., our wholly-owned subsidiary incorporated under the Companies Act of Barbados that is the contracting party under our four PSC’s covering three of the Cambay Blocks and the one Deccan Syneclise Block and under the Deed of Assignment and Assumption Agreement, the Tarapur Block. When we refer to GeoGlobal India, we are referring to GeoGlobal Resources (India) Inc., our wholly-owned subsidiary continued under the Companies Act of Barbados that is the contracting party under our PSC covering the KG Block.

The map of India below shows the relative locations of the exploration blocks that are the subject of our production sharing contracts with the GOI.
Map of India
[this map denotes our locations in general and does not indicate specific size of blocks or basins]
Our Production Sharing Contracts
Our February 2003 Offshore Exploration Agreement (NELP-III)
We, along with GSPC and Jubilant Oil & Gas Pvt. Ltd. (“Jubilant”) are parties to a PSC dated February 4, 2003 with the GOI which grants to the three parties the right to conduct seismic surveying and exploratory drilling activities on the KG Block. This block was awarded under the third round of the New Exploration Licensing Policy (“NELP”) and the block is located in shallower waters and covers an area of approximately 1,850 square kilometers (“sq. kms.”) (457,145 acres). We have a net 5% CI in this exploration block. The exploration period for this PSC extends for a term of up to 6.5 years. The first two phases cover a period of 2.5 years each, and the last phase covers a period of 1.5 years. The first exploration period under this PSC commenced on March 12, 2003. During the first exploration phase, the parties are to acquire, process and interpret 1,250 sq. kms. of 3D seismic data. In addition, we are to reprocess 2,298.4 line kilometers of 2D seismic data, conduct a bathymetric survey and drill a total of fourteen exploratory wells between 900 to 4,118 meters. During the second and third phases, if the parties elect to proceed with them, in addition to bathymetric surveys in connection with each phase, the parties are to drill four exploratory wells between 1,100 to 2,850 meters and two exploratory wells to 1,550 and 1,950 meters, respectively.
The first exploration phase was to expire on September 11, 2005. On August 5, 2005, a written notice requesting a six month extension was submitted to the GOI and on August 29, 2005, the management committee for the KG Block consented to the extension of six months to March 11, 2006 and deducted the six month extension from the Phase II exploration period.
On February 24, 2006, the management committee for the KG Block recommended to the GOI a further extension of twelve months to March 11, 2007 which is also to be deducted from the second phase of the exploration program. As a further condition to the extension, the management committee recommended that GSPC be required to provide a bank guarantee as to 50% of the unfinished work program, which GSPC has agreed to provide. As at April 11, 2006, approval of this extension from the GOI is still pending.

Our net 5% CI in the KG Block reflects our agreement to prospectively assign half of the original 10% interest under the PSC to RGM, pursuant to a PIA we entered into on March 27, 2003, which assignment is subject to GOI consent. Absent such consent, the assignment will not occur and we are to provide RGM with an economic benefit equivalent to the interest to be assigned. At December 31, 2005, we have not obtained the consent of the GOI to this assignment.
Our February 2004 Onshore Exploration Agreements (NELP-IV)
On February 6, 2004, we, along with our joint venture participants, signed PSC’s with respect to two onshore exploration blocks in the Cambay Basin, located in the State of Gujarat in western India. These two blocks were awarded under the fourth round of NELP.
The first of these contracts, the Mehsana Block, covers an area of approximately 125 sq. kms. (30,888 acres) onshore in the Cambay Basin. We hold a 10% PI, GSPC holds a 60% PI, and Jubilant, who is the operator, holds the remaining 30% PI. The contract provides that the exploration activities are to be conducted in three phases with the first phase covering a period of 2.5 years, the second phase covering a period of 2.0 years and the last phase covering a period of 1.5 years, for a maximum total duration of 6 years for all three phases. The first exploration period under this contract commenced on May 21, 2004. During the first exploration phase on the Mehsana Block, the parties are to acquire 75 sq. kms. of 3D seismic data, reprocess 650 line kilometers of 2D seismic data, conduct a geochemical survey and drill seven exploratory wells between 1,000 to 2,200 meters. During each of the second and third phases, if the parties elect to proceed with them, the parties are to drill two exploratory wells to 2,000 meters, respectively.
The Sanand/Miroli Block, covers an area of approximately 285 sq. kms. (70,425 acres) onshore in the Cambay Basin. We hold a 10% PI, GSPC is the operator and holds a 55% PI, with a 20% PI held by Jubilant and a 15% PI held by Prize Petroleum Company Limited. Exploration activities on the Sanand/Miroli Block are to be conducted over the same three-phase term as is provided under the Mehsana Block described above. The first exploration phase under this contract commenced on July 29, 2004. During the first exploration phase on the Sanand/Miroli Block, the parties are to acquire 200 sq. kms. of 3D seismic data, reprocess 1,000 line kilometers of 2D seismic data, conduct a geochemical survey and drill twelve exploratory wells between 1,500 to 3,000 meters. During the second and third phases, if the parties elect to proceed with them, the parties are to drill three and two exploratory wells to 2,000 meters, respectively.
Our September 2005 Onshore Exploration Agreements (NELP-V)
On September 28, 2005, we, along with our joint venture participants, signed PSC’s with respect to two onshore exploration blocks, one in the Cambay Basin, located in the State of Gujarat in northwest India and one in the Deccan Syneclise Basin, located in the northern portion of the State of Maharashtra in west central India. These blocks were awarded under the fifth round of NELP.
The first of these contracts, relating to the Ankleshwar Block, covers an area of approximately 448 sq. km. (110,703 acres) onshore in the Cambay Basin located in the State of Gujarat south-east of GeoGlobal’s existing three Cambay blocks. The Company holds a 10% PI, GSPC is the operator and holds a 50% PI, with the remainder held by GAIL (India) Ltd. as to a 20% PI and Jubilant as to a 20% PI. The work commitment under Phase I being 3 years, is to acquire 448 sq. kms of 3D seismic, reprocess 650 linear kms of 2D seismic and drill 14 exploratory wells between 1,500 to 2,500 meters. In Phase II, also 3 years, we are to drill 4 exploratory wells, and in Phase III, the final year, we are to drill 6 exploratory wells, all between 2,500 to 3,000 meters.
The DS Block, covers an area of approximately 3,155 sq. kms. (779,618 acres) onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India. The Company holds a 100% PI in this block and is the operator. The work commitment under Phase I being 3 years, is to complete a gravity magnetic and geochemical survey and acquire an aero magnetic survey of 12,000 line kms. In Phase II being 2 years, we are to acquire 500 linear kms of 2D seismic and drill 1 exploration well. In Phase III, also 2 years, we are to acquire 250 sq. kms of 3D seismic and drill 2 exploratory wells.

Our April 2005 Tarapur Block Deed of Assignment and Assumption Agreement
On April 7, 2005, we entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, we agreed to acquire and assume and GSPC agreed to assign a 20% PI in the onshore Tarapur Block. The Tarapur Block covers an area of approximately 1,211 sq. kms. (299,245 acres) and is located in the centre of the Cambay Basin in the State of Gujarat near our Mehsana and Sanand/Miroli Blocks. GSPC is the operator of the Tarapur Block and owns the remaining 80% PI. Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery by acquiring a 30% participating interest as provided under the PSC. The exercise of this right would result in the reduction of our PI to 14%.
The assignment of the 20% interest is subject to obtaining the consent of the GOI to the assignment. GSPC has made application to the GOI to obtain that consent, however, that consent has not been obtained as of April 11, 2006. Based on our past experience as a party to other PSC’s with GSPC and our relationship with GSPC, we believe that such consent from the GOI will be forthcoming. In the event such consent is not obtained, the assignment would be terminated. Under such circumstances, we intend to negotiate an alternative acceptable arrangement with GSPC. The payment of the $579,523 to GSPC under the terms of our agreement with GSPC as our proportionate share of exploration costs has been included in Exploration costs – India on our December 31, 2005 balance sheet. Subsequent to December 31, 2005 and through April 11, 2006, a further $397,000 has been paid to GSPC.
Additional Terms of Our Production Sharing Contracts
Except for the size and location of the exploration blocks and the work programs to be conducted, the PSC’s contain substantially similar terms. Under the PSC’s, the GOI has granted to the parties the right to engage in oil and natural gas exploration activities on the exploration blocks for specified terms of years with each contract setting forth the exploration activities to be conducted over periods of years in three phases. Under each of the contracts, if the parties elect to continue into the second exploratory phase, the contracts provide that the parties retain up to 75% of the original contract area, including any developed areas and areas of discoveries of hydrocarbons, and relinquish the remainder. Similarly, if the parties elect to continue into the third exploration phase, the contracts provide that the parties retain up to 50% of the original contract area, including any developed areas and areas of discovery of hydrocarbons, and relinquish the remainder. At the end of the third exploration phase, only developed areas and areas of discoveries shall be retained.
The PSC’s contain provisions relating to procedures to be followed once a discovery of hydrocarbons is determined to have been made within the exploration block and for the further development of that discovery. Following the completion of a development plan for a discovery, the parties are to apply to the relevant government entity for a lease with respect to the area to be developed with an initial term of 20 years for the lease. The GOI and the other parties to the PSC are allocated, after deduction of the costs of exploration, development, and production to be recovered, percentages of any remaining production with the GOI allocated between 20% to 40% of the production from the KG Block and Ankleshwar Block, 30% to 55% of the production from the Mehsana Block and Sanand/Miroli Blocks and 10% to 30% of the production from the DS Block. The balance of the production is to be allocated to the other joint venture participants in proportion to their participating interests.
The contracts contain restrictions on the assignment of a PI, including a change in control of a party, without the consent of the GOI, subject to certain exceptions which include, among others, a party encumbering its interest subject to certain limitations.
The contracts contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant’s share of the minimum work program for a particular Phase, to be undertaken during the year. This work program to be undertaken is presented annually to the management committee for approval for the period April 1 through March 31. The work programs for the year April 1, 2006 through March 31, 2007 and their related budgets have not yet been approved under the PSC’s to which we are a party and, accordingly, our estimates as to capital expenditures pursuant to these PSC’s for the twelve months ended March 31, 2007 and beyond are subject to revision when the budget is approved and thereafter during the twelve month period.

Each of the ventures is managed by a management committee representing the parties to the agreement, including the GOI. The contracts contain various other provisions, including, among others, obligations of the parties to maintain insurance, the maintenance of books and records, confidentiality, the protection of the environment, arbitration of disputes, matters relating to income taxes on the parties, royalty payments, and the valuation of hydrocarbons produced. The Indian domestic market has the first call on natural gas produced. The contracts are interpreted under the laws of India.
Our Carried Interest Agreement
Pursuant to an agreement we entered into with GSPC dated August 27, 2002, we, along with Roy Group (Mauritius) Inc. (“RGM”), a Mauritius corporation wholly owned by Mr. Jean Paul Roy, our President, CEO, Director and principal stockholder, have a carried interest (“CI”) in the exploration activities conducted by the parties in the KG Block that is the subject of the PSC on the KG Block. Under the terms of the Carried Interest Agreement, (“CIA”) we, and RGM. are carried by GSPC for 100% of our share of any costs during the exploration phase prior to the start date of initial commercial production. However, our share and the share of RGM of any capital costs incurred during the development phase will be paid back to GSPC without interest over the projected production life or ten years whichever is less. We are not entitled to any share of production until GSPC has recovered our share and the share of RGM for the costs and expenses that were paid by GSPC.
Our Participating Interest Agreement
On March 27, 2003, we entered into a Participating Interest Agreement (“PIA”) with RGM, whereby we assigned and hold in trust for RGM, subject to GOI consent, 50% of the benefits and obligations of the PSC on the KG Block and the CIA leaving us with a net 5% participating interest in the PSC on the KG Block and a net 5% CI in the CIA. Under the terms of the PIA, until the GOI consent is obtained, we retain the exclusive right to deal with the other parties to the PSC on the KG Block and the CIA and are entitled to make all decisions regarding the interest assigned to RGM and RGM agreed to be bound by and responsible for the actions taken by, obligations undertaken and costs incurred by us in regard to RGM’s interest and to be liable to us for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest. RGM agreed to indemnify us against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM’s failure to pay the same. Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the PSC on the KG Block. We have a right of set-off against sums owing to us by RGM. In the event that the Indian government consent is delayed or denied, resulting in either RGM or us being denied an economic benefit either party would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the PIA. As a consequence of this transaction we report our holdings under the PSC on the KG Block and CIA as a net 5% PI.
Our Oil and Gas Operations
We are engaged in the exploration for and development of oil and natural gas reserves. At December 31, 2005, we have not produced any oil or natural gas and we do not claim any proved reserves of oil or natural gas. We have not reported any proved reserves of oil or natural gas to any United States Federal authority.
We do not own any oil or natural gas wells as of April 11, 2006 and at that date we have not been granted any leases to properties under the terms of our PSC’s. At April 11, 2006, we have participated in drilling four exploratory wells in the KG Block. The KG#1 and KG#11 wells have both been abandoned. The KG#8 well has been drilled and tested and has resulted in the discovery of natural gas. The KG#17 well has been drilled and is currently being tested.

Development, Exploration and Acquisition Expenditures
The following table sets forth information regarding costs we incurred in our development, exploration and acquisition activities as at December 31, 2005 and December 31, 2004.

	December 31, 2005	December 31, 2004
	US$	US$

Development Costs	—	—
Exploration Costs	(1)2,216,663	638,539
Acquisition Costs	—	—
Capitalized Interest	—	—

Total	2,216,663	638,539

(1)	Exploration costs include $579,523 related to the Tarapur Block Deed of Assignment and Assumption for exploration costs incurred through December 31, 2005. Subsequent to the year end, we have advanced an additional $397,000 for exploration costs relating to the Tarapur Block to March 31, 2006.
As at December 31, 2005, GSPC has incurred costs of Rs 63.31 crore, or approximately $14.1 million (December 31, 2004 — Rs 22.77 crore, or approximately $5.01 million) for exploration activities on the KG Block attributable to us under our CIA with GSPC of which 50% is for the account of RGM.
Acreage
At April 11, 2006, we hold no interests in acreage that may be deemed developed or acreage assignable to productive wells. Under the terms of the five PSC’s to which we are a party, we have an interest in approximately 1,448,779 gross acres (823,676 net). Leases to such acreage have not yet been granted. Under the terms of the PSC’s, following the completion of a development plan for a discovery, the parties are to apply for a lease from the relevant government authority to the area to be developed. Leases are to have an initial term of twenty (20) years.
All such acreage is located in India as follows:

	Undeveloped Acreage
	gross	net
GGRI
KG	457,145	22,857	*

GGRB
Mehsana	30,888	3,088
Sanand/Miroli	70,425	7,043
Ankleshwar	110,703	11,070
DS	779,618	779,618

	991,634	800,818

Subtotal	1,448,779	823,676

GGRB
Tarapur **	299,245	59,849

Total	1,748,024	883,525

*	excludes acreage that is subject to the PIA with RGM

**	based on the assignment of a 20% PI
One square kilometer converts to 247.1054 acres

Drilling Activity

The following table sets forth information as to the wells we completed drilling during the periods indicated. In the table, “gross” refers to the total wells in which we have an interest and “net” refers to gross wells multiplied by our interest therein.

	Year Ended December 31,
	2003		2004		2005
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	0	0	0	0	0	0
Non- productive	0	0	0	0	0	0
Exploratory
Productive	0	0	0	0	1.0	0.05
Non-productive	0	0	1.0	0.05	1.0	0.05
Present Activities and Operations
KG Block
As of April 11, 2006, the operator of the KG Block, GSPC, has completed the acquisition, processing and interpretation of a 1,298 sq. km. marine 3D seismic program. During the fourth quarter of 2005, an additional marine 3D seismic program of approximately 300 sq. km. was acquired. This data is currently being processed and interpreted.
GSPC currently has Saipem SPA, part of ENI, Italy contracted for the Saipem Perro Negro 3 jack-up drilling rig to drill 10 exploratory wells, with an option of extending the contract for 2 additional exploratory wells. GSPC has also contracted Atwood Oceanics Inc., a Houston based International Offshore Drilling Contractor, for the Atwood Beacon jack-up drilling rig for a 25 month contract which is expected to commence drilling in the third or fourth quarter of 2006.
As of April 11, 2006, the operator has drilled four exploratory wells with the Saipem Perro Negro 3 drilling rig. The KG#1 and KG#11 have been abandoned. The KG#8 well was drilled to a depth of 5,061 meters and on June 28, 2005 we announced a natural gas discovery. GSPC had successfully tested 10 meters of perforations across the interval from 4,747.5 to 4,777 meters resulted in a stabilized flow rate in excess of 10 Million standard cubic feet per day (MMSCFD) of gas at a wellhead flowing pressure of 4,500 psi. The fourth well, the KG#17 well, has been drilled from the KG#8 platform directionally to a location 1.81 kilometers to the northeast of the KG#8 discovery well. As at April 11, 2006, the KG#17 well has been drilled, logged and cased to a total depth of 5,601 meters (5,223 meters total vertical depth) and as of that date was being tested.
Upon completion of the KG#17 testing program, a third well, the fifth well in the KG Block, will commence drilling from the KG#8 platform location.
The Company has a 5% net CI in the wells drilled on the KG Block.
Cambay Blocks
Mehsana Block
With respect to the Mehsana Block, Jubilant as operator, has completed a 235 sq. km. onshore 3D seismic acquisition program. This data is currently being processed and interpreted. We anticipate Jubilant to commence the drilling of the first of seven wells in the third quarter of 2006 and to continuously drill all seven wells with an expected completion date at the end of the first quarter of 2007. We estimate the total capital we will be required to contribute to the exploration activities on this block during 2006 based on our 10% PI will be approximately $1.3 million.

Sanand/Miroli Block
With respect to the Sanand/Miroli Block, GSPC as operator, completed a 344 sq. km. onshore 3D seismic acquisition program. This data is currently being processed and interpreted and we anticipate drilling activities to commence on this block in the second quarter of 2006. We estimate the total capital we will be required to contribute to the exploration activities on this block during 2006 based on our 10% PI will be approximately $1.0 million.
Tarapur Block
As of April 11, 2006, with respect to the Tarapur Block, we are awaiting GOI approval of an assignment of a 20% PI from GSPC. As of April 11, 2006, $976,572 has been paid to GSPC under the terms of the Company’s agreement with GSPC to fund our 20% PI share of all estimated past exploration costs incurred through March 31, 2006 on the exploration block. The Company had originally committed to expend an aggregate of approximately $1.2 million for exploration activities over the period ending November 22, 2007. It is expected however, that GSPC will increase its current drilling activities and we have increased our estimated budget to $2.5 million over the period ending November 22, 2007.
Ankleshwar Block
The Ankleshwar Block was recently awarded under the fifth round of NELP in September 2005. GSPC has applied for the Production Exploration Licence (“PEL”), which when issued will allow GSPC to commence a 448 sq. km. 3D seismic acquisition program which is expected to commence in the second quarter of 2006. We estimate the total capital we will be required to contribute to the exploration activities on this block during 2006 based on our 10% PI will be approximately $500,000.
DS Block
The DS Block was recently awarded under the fifth round of NELP in September 2005. We are the operator and a 100% PI owner of this block. We are in the process of applying for a PEL to commence a work program which will include a gravity magnetic and geochemical survey, geological modeling and a technical assessment of the block which is expected to be conducted throughout 2006. We estimate our exploration costs to be approximately $200,000 over 2006.
Additional Plans for 2006
Our business plans for 2006 include the possible participation in joint ventures bidding for the award of further PSC’s for exploration blocks in India and elsewhere. As of April 11, 2006, we have no specific plans to join with others for any specific PSC’s in India and elsewhere. We expect that our interest in any such ventures would involve a minority PI in the venture. In addition, as opportunities arise, we may seek to acquire minority PI in exploration blocks where PSC’s have been heretofore awarded. The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.
Hedging Activities
During the year ended December 31, 2005, we did not utilize any hedging activities to hedge the price of any future oil and gas production.
Marketing
Under the terms of our PSC’s, until India’s total production of crude oil and condensate meets the Indian national demand, we are required to sell in the Indian domestic market our entitlement to crude oil and condensate. When and so long as India attains self-sufficiency in the production of crude oil and condensate, our domestic sale obligation is suspended and we will have the right to export our entitlement.
The PSC’s provide that the Indian domestic market will have the first call on natural gas produced from the areas that are the subject of the contracts.
The PSC’s provide that the parties are to agree monthly on a price for crude oil which is intended to be on an import parity basis. Prices of natural gas are intended to be based on Indian domestic market prices.

Our ability to market any production of crude oil and natural gas will be dependent upon the existence and availability of pipeline or other gathering system, storage facilities and an ability to transport the hydrocarbons to market. Such facilities are yet to be constructed.
We are not a party to any agreements providing for the delivery of fixed quantities of hydrocarbons.
Competition
We experience competition from others in seeking to participate in joint ventures and other arrangements to participate in exploratory drilling ventures in India. In addition, the ventures in which we participate experience competition from other ventures and persons in seeking from the GOI and, possibly others, its agreement to grant and enter into PSC’s. Management of our company believes that competition in entering into such agreements with the GOI is based on the extent and magnitude of exploratory activities that the applicants will propose to undertake on the exploration blocks under consideration as well as the financial and technical ability of the applicants to complete such activities.
Our August 2003 Transaction
On August 29, 2003, we completed the acquisition of all of the issued and outstanding shares of GeoGlobal Resources (India) Inc., a corporation then wholly owned by Mr. Jean Paul Roy. The completion of the acquisition resulted in the issuance and delivery by us of 34,000,000 common shares and delivery of our $2.0 million promissory note to Mr. Roy. Of such shares, we issued and delivered 14.5 million shares at the closing of the acquisition and 14.5 million shares were released from escrow on August 27, 2004 upon the actual commencement of a drilling program. The remaining 5.0 million shares continued to be held in escrow at December 31, 2005. These 5.0 million shares held in escrow will be released only if a commercial discovery is declared on the KG Block. If a commercial discovery is not declared, the shares will not be released from escrow, but will be surrendered back to us. Common shares held during the term of the escrow retain their voting rights. As a result of this transaction, Mr. Roy held as of the closing of the transaction approximately 69.3% of our issued and outstanding shares. Mr. Roy was also elected our President and a Director on August 29, 2003. This transaction was accounted for as a reverse takeover transaction, and for accounting purposes GeoGlobal Resources (India) Inc., which is our legal subsidiary, is deemed to have acquired our parent corporation and is the continuing entity for accounting purposes.
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
As of December 31, 2005, we employed two persons and one full time consultant in Calgary, Alberta, Canada and four persons in Gandhinagar, Gujarat State, India.

Recent Developments and Incorporation
On August 29, 2003, we acquired all of the issued and outstanding shares of GeoGlobal Resources (India) Inc. (“GeoGlobal India”) a corporation then wholly owned by Mr. Jean Paul Roy. The completion of the acquisition resulted in the issuance and delivery by us of 34,000,000 common shares and delivery of our $2.0 million promissory note to Mr. Roy. Of such shares, we issued and delivered 14.5 million shares at the closing of the acquisition and 14.5 million shares were released from escrow on August 27, 2004 upon the actual commencement of a drilling program. The remaining 5.0 million shares continued to be held in escrow at December 31, 2005. These 5.0 million shares held in escrow will be released only if a commercial discovery is declared on the KG Block. If a commercial discovery is not declared, the shares will not be released from escrow, but will be surrendered back to us. Common shares held during the term of the escrow retain their voting rights. As a result of this transaction, Mr. Roy held as of the closing of the transaction approximately 69.3% of our issued and outstanding shares. Mr. Roy was also elected our President and a Director on August 29, 2003. This transaction is considered an acquisition of GeoGlobal Resources Inc. (the accounting subsidiary and legal parent) by GeoGlobal India (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of GeoGlobal Resources Inc. by GeoGlobal India. Accordingly, this transaction represents a recapitalization of GeoGlobal India, the legal subsidiary, effective August 29, 2003.
As a consequence of this transaction, a change in control of our company may be deemed to have occurred.
Through late 2001, we were engaged in the creation, operation and maintenance of a World Wide Web-based community, known as Suite101.com, Inc. At the end of 2001, management at that time determined to redirect activities and by mid-2002, the company was no longer engaged in the former Web-based activities.
We are a corporation organized under the laws of the State of Delaware in December 1993. From December 1998 to January 2004, our corporate name was Suite101.com, Inc. At a meeting held January 8, 2004, our stockholders approved an amendment to our Certificate of Incorporation to change our corporate name to GeoGlobal Resources Inc.
Item 2. Description of Property
Effective May 1, 2006, we intend to relocate our executive offices to Suite #310, 604 – 1 Street SW, Calgary, Alberta, T2P 3S9 Canada. These premises are leased for a term of one year ending April 30, 2007 at an annual rental of $65,565 for base rent and operating costs. These premises include approximately 2,927 square feet which we consider adequate for our present activities.
Our interests in oil and gas properties are described under Item 1 — Description of Business.
Item 3. Legal Proceedings
There are no legal proceedings pending against us.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of our securityholders through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Common Equity & Related Stockholder Matters
Market Information
Our Common Stock is quoted on the American Stock Exchange under the symbol GGR. Our stock commenced trading on the American Stock Exchange on May 6, 2004 under the trading symbol GGR. Prior to May 6, 2004, our stock traded on the OTC Bulletin Board under the trading symbol GEOG (for the period February 2, 2004 to May 5, 2004) and under the symbol BOWG (for the period prior to February 2, 2004). The following table sets forth the high and low sales price on the American Stock Exchange and the high and low bid prices the OTC Bulletin Board for our Common Stock for the period January 1, 2004 through April 11, 2006.

Calendar Quarter	High	Low

OTCB

2004: First Quarter	$2.85	$1.53
2004: Second Quarter (up to May 5, 2004)	$2.80	$2.30

AMEX

2004: Second Quarter (commencing May 6, 2004)	$3.14	$1.95
2004: Third Quarter	$2.64	$1.60
2004: Fourth Quarter	$2.65	$0.86
2005: First Quarter	$1.80	$0.77
2005: Second Quarter	$9.35	$0.89
2005: Third Quarter	$8.60	$5.75
2005: Fourth Quarter	$14.09	$4.90
2006: First Quarter	$14.92	$7.00
2006: Second Quarter (up to April 11, 2006)	$9.87	$7.55
The foregoing OTCBB amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions.
On April 11, 2006, the closing sales price for our Common Stock, as reported on the
American Stock Exchange was $7.96.
Holders
As of April 11, 2006, we had approximately 208 shareholders of record.
Dividends
We did not pay any dividends on our Common Stock during the years ended December 31, 2005 and 2004 and we do not intend to pay any dividends on our Common Stock for the foreseeable future. Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities
On September 9 and September 12, 2005, we sold an aggregate of 4,252,400 shares of common stock and warrants to purchase an additional 2,126,200 shares of common stock at an exercise price of $9.00 per share through September 9, 2007, subject to an accelerated expiration of the expiration date of the warrants under certain circumstances. The securities were sold in Units each Unit consisting of one (1) share of Common Stock and one-half of one (1/2) common stock purchase warrant. We paid a commission to Jones, Gable & Company Limited of 6% of the price at which 3,252,400 of the Units were sold by it and granted it a compensation option to purchase 195,144 Units at an option exercise price of $6.50 per Unit for a term expiring on September 9, 2007. The Units issuable on exercise of the compensation option include 195,144 shares of common stock and warrants expiring September 9, 2007 to purchase 97,572 shares of Common Stock at an exercise price of $9.00 per share, subject to the acceleration of the expiration date as referred to above.
The sale of these securities was previously reported in our Current Report on Form 8-K for September 9, 2005.
Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers
No purchases of shares of our Common Stock were made by us or on our behalf or by any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2005.
Item 6. Management’s Discussion and Analysis or Plan of Operation
General
The following discussion and analysis of our financial condition or plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the related Notes appearing elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results and business plans discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere in this Annual Report.
Our Business Activities
We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves. We initiated these activities in 2003. Through December 31, 2005, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contract’s (“PSC’s”) entered into with the GOI.
At April 11, 2006, we have not reported any proved reserves of oil or natural gas. We have entered into five PSC’s and one Deed of Assignment and Assumption whereby we agreed to acquire a 20% participating interest in a sixth PSC. Each PSC relates to a separate drilling block onshore or offshore India and each provides for multi-year and multi-phase exploration and drilling activities. Exploration and development activities pursuant to the terms of these agreements are expected to continue throughout 2006.
Statements of Operations
Oil and Gas Operations
Our oil and gas exploration and development activities commenced at our inception on August 21, 2002. We have not since our inception earned any revenues from these operations.
On June 28, 2005, we announced a discovery of natural gas at the KG#8 well location. This discovery is subject to further delineation drilling and testing before a commercial discovery can be declared in accordance with the provisions of the PSC.

Years ended December 31, 2005 and 2004
During the year ended December 31, 2005, we had expenses of $1,011,601 compared with expenses of $912,092 during the year ended December 31, 2004. This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities.
Our general and administrative expenses increased to $495,326 from $451,788. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services. Our consulting fees increased to $265,446 during the year ended December 31, 2005 from $237,615 in the prior year. These consulting fees reflect $62,000 (2004 — $50,000) paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. Professional fees increased to $201,298 during the year ended December 31, 2005 from $161,381 during the year ended December 31, 2004. Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements. The increase is attributable to an approximately $40,000 increase in our fees paid to our auditors for additional work incurred during the year ending December 2005 as compared to 2004.
Our other expenses and income during the year ended December 31, 2005 resulted in income of $530,621 versus $44,596 for the same period in 2004. Included in other expenses and income is a foreign exchange gain of $319 compared to a loss in 2004 of $3,495. During the year ended December 31, 2005, we recovered fees and costs of $25,900 (2004 — $16,500) resulting from services provided and billed out to the GSPC. Other expenses and income include a gain on the sale of computer equipment of $42,228 during the year ended December 31, 2005. Our increase in interest income to $462,174 from $31,591 for the year ended December 31, 2004 is a result of the significant increase in the size of our cash balances we held during the year as compared to 2004 as well as an increase in the US prime rate.
Reflecting the increase in our interest income during the year ended December 31, 2005 as compared to the year ended December 31, 2004, we reduced our net loss to $480,980 compared to a net loss of $867,496 in 2004.
We capitalized overhead costs directly related to our exploration activities in India. During the year ended December 31, 2005, these capitalized overhead costs were $469,268 as compared to $336,535 during the year ended December 31, 2004. This increase is consistent with the increased scale of our participation in oil and gas exploration activities.
Years ended December 31, 2004 and 2003
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
Our general and administrative expenses increased to $451,788 from $151,404. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services. Our consulting fees increased to $237,615 during the year ended December 31, 2004 from $170,271 in the prior year. These consulting fees reflect $50,000 (2003 — $16,667) paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. Professional fees increased to $161,381 during the year ended December 31, 2004 from $131,819 during the year ended December 31, 2003. Professional fees include those paid to our auditors for audit, accounting and tax advice and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.

Our other expenses and income during the year ended December 31, 2004 resulted in income of $44,596 versus $26,249 for the same period in 2003. Included in other expenses and income is a foreign exchange loss of $3,495 (2003 — $18,634) which loss declined mainly as a result of a more stable US dollar in 2004 as compared to 2003. During the year ended December 31, 2004, we recovered fees and costs of $16,500 (2003 — $38,775) resulting from services provided and billed out to the Gujarat State Petroleum Corporation. The decline in these recovered fees and costs was primarily the result of the consultants billing for their fees and costs directly to third parties versus through our company. Our interest income of $31,591 (2003 — $1,863) arose out of interest earned on our cash balances we held during the year as compared to 4 months in 2003.
Reflecting the increased scope of our activities during the year ended December 31, 2004 as compared to the year ended December 31, 2003, we had a net loss of $867,496 compared to a net loss of $477,695 in 2003.
Liquidity and Capital Resources
Years ended December 31, 2005 and 2004
Our net cash used in operating activities during the year ended December 31, 2005 was $165,558 as compared to $1,075,637 for the year ended December 31, 2004. This decrease is mostly as a result of our reduced net loss for the year ended December 31, 2005 as compared to 2004.
Cash used by investing activities during the year ended December 31, 2005 was $1,679,352 as compared to $748,222 during the year ended December 31, 2004. This increase is a result of the increased scale of our participation in oil and gas exploration activities. Funds of $1,615,000 were used for exploration activities and the acquisition of property and equipment as compared to $547,357 in 2004. The property and equipment acquired included computer and office equipment totaling $36,876 with the balance of $1,578,124 incurred as exploration costs for our oil and gas interests in India. The restricted cash of $185,689 represents additional term deposits we made in 2005 which are used as collateral for two letters of credit given to the GOI as a minimum work commitment guarantee on the Cambay Blocks.
Cash provided by financing activities for the year ended December 31, 2005 was $33,462,700 as compared to cash used in financing activities of $786,450 during the year ended December 31, 2004. As further described below, during the year ended December 31, 2005, we completed the sale of 3,252,400 Units of our securities at $6.50 per Unit, together with a concurrent sale of an additional 1,000,000 Units on the same terms, for aggregate cash gross proceeds of $27,640,600. This amount combined with cash of $7,352,985 which was provided from the issuance of 3,494,400 shares of common stock on the exercise of options, purchase warrants and broker warrants issued in our 2003 financing, less financing costs of $1,541,685 incurred in connection with the 2005 financing accounts for the increase in our cash and cash equivalents. Cash provided by financing activities for the year ended December 31, 2005 in the amount of $786,450 included the full repayment of $1,000,000 of the note payable, net of $213,550 realized from the issuance of 154,100 shares of common stock on the exercise of options and broker warrants.
The sale of the 3,252,400 Units of securities was completed in September 2005. The securities were sold at $6.50 per Unit, together with a concurrent sale of an additional 1,000,000 Units on the same terms, for aggregate gross cash total proceeds of $27,640,600.
Each Unit is comprised of one common share and one half of one warrant. One full warrant (“2005 Purchase Warrant”) entitles the holder to purchase one additional common share for $9.00, for a term of two years expiring September 2007. The 2005 Purchase Warrants are subject to accelerated expiration in the event that the price of the Company’s common shares on the American Stock Exchange is $12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and issuable on exercise of the 2005 Purchase Warrants has been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired. In such events, the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the warrant term.

Costs of $1,541,685 were incurred in issuing shares in these transactions which included a fee of $1,268,436 paid to Jones Gable & Company Limited with respect to the sale of the 3,252,400 Units, and, in addition, Compensation Options were issued to Jones Gable & Company Limited entitling it to purchase an additional 195,144 Units at an exercise price of $6.50 per Unit through their expiration in September 2007. Compensation Options are also subject to accelerated expiration on the same terms and conditions as the warrants issued in the transaction.
At December 31, 2005, our cash and cash equivalents were $36,037,388 (December 31, 2004 - $4,419,598). The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.
Years ended December 31, 2004 and 2003
Our net cash used in operating activities during the year ended December 31, 2004 was $1,069,706 as compared to $297,873 to December 31, 2003. This increase is mostly as a result of our increased activities and the additional compliance costs incurred as a public reporting company for 12 months in 2004 versus four months in 2003.
Cash used by investing activities during the year ended December 31, 2004 was $754,153 as compared to cash provided by investing activities during the year ended December 31, 2003 of $2,737,821. This latter amount included cash of $3,034,666 acquired by GeoGlobal India from our legal parent on the acquisition. Funds of $547,357 were used for the acquisition of property and equipment as compared to $296,845 in 2003. The property and equipment acquired included computer equipment totaling $87,341 with the balance of $460,016 incurred as exploration costs for our oil and gas interests in India. The restricted cash of $206,796 represents term deposits we made which are used as collateral for two letters of credit given to the Government of India (“GOI”) as a minimum work commitment guarantee on the Cambay Blocks.
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
The KG Block and Our Carried Interest Agreement
At December 31, 2005, GSPC, the Operator of the KG Block, has expended on exploration activities approximately $14.1 million attributable to us under the CIA as compared to $5.0 million at December 31, 2004. Of this amount, 50% is for the account of RGM. Under the terms of the CIA, GeoGlobal and RGM are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Block prior to the start date of initial commercial production.

Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Block. Preliminary estimate are that these expenditures attributable to us will total approximately $22.0 million over the 6.5 year term of the PSC, including the $14.1 million attributable to us through December 31, 2005. Additional drilling costs incurred in drilling to depths in excess of 5,000 meters versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in our actual costs exceeding our original budgeted expenditures. As of April 11, 2006, the annual budget for the period April 1, 2006 to March 31, 2007 has not yet been approved. We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence. As provided in the CIA, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Block.
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
The NELP IV Cambay Block Agreements
We have committed to expend a minimum aggregate of approximately $2.5 million for exploration activities under the terms of the PSC’s on the Mehsana and Sanand/Miroli Cambay Blocks over a period of 6 years. At December 31, 2005, we have incurred costs of approximately $500,000 with respect to these two contracts. We estimate that our expenditures for exploration activities during the 2006 fiscal year will be approximately $2.3 million based upon our 10% PI in these PSC’s.
At December 31, 2005, we have provided to the GOI two irrevocable letters of credit totaling $392,485 (Mehsana $195,055 and Sanand/Miroli $197,430) (December 31, 2004 – $206,796) secured by term deposits of the Company in the same amount. These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period ending March 31, 2006 of Phase I of both of these Cambay Blocks.
Tarapur Block Agreement
As the holder of a participating interest in the Tarapur Block, we are required to fund a 20% share of all exploration and development costs incurred on the exploration block. To December 31, 2005, $579,572 has been paid to GSPC under the terms of our agreement with GSPC. Subsequent to the year end through April 11, 2006, a further $397,000 has been paid to GSPC. We originally committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over the period ending November 22, 2007. It is expected however, that GSPC will increase its current drilling activities and we have increased our estimated expenditures to $2.5 million over the period ending November 22, 2007. Under the terms of the agreement, the Company will be required to keep in force a Financial and Performance Guarantee in an amount sufficient to secure its performance under the Tarapur PSC.
The NELP V Block Agreements
On September 28, 2005, we entered into two PSC’s with the GOI covering two new onshore exploration blocks in India. The first block is the DS Block (DS-ONN-2003/1), which covers an area of approximately 3,155 sq. kms. onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India and in which we will hold a 100% participating interest (“PI”) and be the operator. The second block is the Ankleshwar Block (CB-ONN-2003/2), which covers an area of approximately 448 sq. km onshore in the State of Gujarat south-east of our three existing Cambay blocks. We are part of a consortium and holds a 10% PI in the Ankleshwar Block. GSPC is the operator of the Ankleshwar Block and holds a 50% PI, with the remainder held by GAIL (India) Ltd. as to a 20% PI and Jubilant as to a 20% PI.

Under the terms of the new PSC’s for these exploration blocks, we have committed to expend funds on the exploration and drilling of these new exploration blocks. No budgets have yet been approved by the Management Committees on these new exploration blocks, however preliminary estimates of our expenditures are approximately $1.7 million on the Ankleshwar Block and $9.6 million on the DS Block for exploration activities over a period of seven years. As at December 31, 2005, we have incurred costs of approximately $20,000 with respect to these agreements. We estimate our expenditures for exploration activities during the 2006 fiscal year will be approximately $700,000 based upon our PI in these PSC’s.
Plan of Operations in 2006
We expect our exploration and development activities pursuant to the PSC’s we are parties to will continue throughout 2006 in accordance with the terms of those agreements.
In addition, we may seek to participate in joint ventures bidding for the award of further PSC’s for exploration blocks expected to be awarded by the GOI in the future. As of April 11, 2006, we have no specific plans to join with others in bidding for any specific PSC’s in India. We expect that our interest in any such ventures would involve a minority PI in the venture. In addition, as opportunities arise, we may seek to acquire minority PI’s in exploration blocks where PSC’s have been heretofore awarded by the GOI. The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals. Depending upon the scope of our activities during the year 2006, we may require additional capital for the possible acquisition of further minority PI’s in PSC’s in drilling blocks heretofore awarded by the GOI. We may also require additional capital in order to participate in ventures bidding for the grant of PSC’s for future exploration blocks to be awarded by the GOI. We believe it can be expected that our interest in such ventures would be a PI. As of April 11, 2006, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to disclose the amount of any funds that may be required for these purposes. As the holder of a PI in any such possible activities, it can be expected that we will be required to contribute capital to any such ventures.
We may during the year 2006 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries. As of April 11, 2006, we have not been awarded any such interests.
We may during the year 2006 also seek to raise additional capital to support an expanded level of activities as well as our ongoing operations. No specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that if we seek to raise additional capital it will be through the sale of equity securities. As of April 11, 2006, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.
We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the year ended December 31, 2006 for our present level of operations. We do not expect to have any significant change in 2006 in our number of employees.
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
Recent Accounting Standards
a)	On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company was planning to adopt Statement 123(R) on January 1, 2005, however, on April 14, 2005, the Securities Exchange Commission provided for a phased-in implementation process for Statement 123(R). As such, the Company delayed the implementation until January 1, 2006.

The Company adopted Statement 123(R) using the modified prospective method on January 1, 2006 which will require the Company to recognize in the income statement a charge of $593,023 over the next 4 years.

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

The Company adopted FAS 154 on January 1, 2006, and there is no current impact.

Cautionary Statement For Purposes Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1995
With the exception of historical matters, the matters discussed in this Annual Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to, the statements in this Annual Report regarding our plans and objectives relating to our future operations, plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India in which we have interests, plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities and to realize revenues from the sales of those hydrocarbons. Forward-looking statements also include our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional Production Sharing Contracts with the GOI. Our assumptions, plans and expectations regarding our future capital requirements, our plans and intentions regarding our plans to raise additional capital, the costs and expenses to be incurred in conducting any exploration, well drilling, development and production activities and the adequacy of our capital to meet our requirements for our present and anticipated levels of activities are all forward-looking statements. These statements appear, among other places, under the following captions: Item 1. — Description of Business, Item 6. — Management’s Discussion and Analysis or Plan of Operations, and in Risk Factors. We cannot assure you that our assumptions or our business plans and objectives discussed herein will prove to be accurate or be able to be attained. We cannot assure you that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration blocks in which we have an interest. Our ability to realize revenues cannot be assured. Our ability to successfully drill, test and complete producing wells cannot be assured. We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required. We cannot assure you that we will be successful in joining any further ventures seeking to be granted Production Sharing Contracts by the GOI or that we will be successful in acquiring interests in existing ventures. We cannot assure you that the GOI will consent to the assignment by GSPC of the 20% participating interest in the Tarapur Block or that the Company will be successful in entering into alternative acceptable arrangements on commercially favorable terms with GSPC should that consent not be forthcoming. If our plans fail to materialize, your investment will be in jeopardy. We cannot assure you that the outcome of testing of one or more wells on the KG Block will be satisfactory and result in a commercially-productive well or that any further wells drilled on the KG Block will have commercially-successful results. Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military activities could have a material adverse effect on us. We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption “Risk Factors” herein. They are also described in our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Annual Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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
There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of reserves of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest.
Risks Relating to Our Oil and Gas Activities
Because We Are In the Early Stage Of Developing Our Activities, There Are Considerable Risks That We Will Be Unsuccessful
We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into five Production Sharing Contracts with the GOI. In addition, we have entered into an agreement to acquire a participating interest in a sixth PSC, subject to GOI consent. We have realized no revenues from our oil and natural gas exploration and development activities and do not claim any proved reserves of oil or natural gas. As of April 11, 2006 a venture in which we have a net 5% interest, has drilled and abandoned two wells, has drilled and tested a third well and has drilled a fourth well which is currently being tested.
As of April 11, 2006, we do not claim any proved reserves of hydrocarbons as a result of those drilling, testing and evaluation activities. Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSC’s we are a party to. There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold or have agreed to acquire an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest. Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.
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
Possible Inability of Contracting Parties to Fulfill Phase One of the Minimum Work Program for the KG Block
Under the terms of our PSC relating to the KG Block, the first phase of the exploration period expired on September 11, 2005. On August 5, 2005, a written notice requesting the six month extension was submitted and on August 29, 2005, the management committee consented to the extension of six months to March 11, 2006 and deducted the six month extension from the Phase II exploration period. On February 24, 2006, the management committee for the KG Block recommended a further extension of twelve months to March 11, 2007 which will also be deducted from the second phase of the exploration program. As at April 11, 2006, approval of this extension from the GOI is still outstanding. The PSC provides that by the end of the first phase of the exploration period the contracting parties shall have drilled at least fourteen wells. Through April 11, 2006, four wells have been drilled on the exploration block, leaving ten wells to be drilled. The PSC provides that, if at the end of an exploration phase a work program for that phase is not completed, the time for completion of the exploration program for that phase is to be extended for a period necessary to enable completion but not exceeding six months, provided the parties (i) submit a request by written notice to the GOI at least thirty days prior to the expiration of the relevant phase, (ii) can show technical or other good reasons for the non-completion of the work program, and (iii) the management committee gives its consent to the extension. Any such extension that is granted is to be deducted from the next succeeding exploration phase.
In the event the twelve month extension is granted and the ten additional wells are not drilled by March 11, 2007, the GOI would have the right to assert that the contracting parties have failed to comply with or have contravened a material provision of the PSC. Under such circumstances, the PSC will be subject to termination by the GOI on ninety days written notice, unless such failure of compliance or contravention is remedied within the ninety-day period or such extended period as may be granted by the GOI. In the event the PSC is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our Carried Interest Agreement, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase. However, termination of the PSC by the GOI would result in the loss of our interest in the KG Block other than areas determined to encompass commercial discoveries. No areas on the KG Block have been determined to encompass commercial discoveries as of April 11, 2006.

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
Our oil and natural gas operations have been only recently established and we have no operating history, oil and gas reserves or assets upon which an evaluation of our business, our current business plans and our prospects can be based. Our prospects must be considered in light of the risks, expenses and problems frequently encountered by all companies in their early stages of development and, in particular, those engaged in exploratory oil and gas activities. Such risks include, without limitation:
▪	We will experience failures to discover oil and gas in commercial quantities;

▪	There are uncertainties as to the costs to be incurred in our exploratory drilling activities, cost overruns are possible and we may encounter mechanical difficulties and failures in completing wells;

▪	There are uncertain costs inherent in drilling into unknown formations, such as over-pressured zones, high temperatures and tools lost in the hole; and

▪	We may make changes in our drilling plans and locations as a result of prior exploratory drilling.
During the exploration phase prior to the start date of initial commercial production, we have a carried interest in the exploration activities on the KG Block. Our interests in our other five exploration blocks are participating interests which require us to pay our proportionate share of exploration, drilling and development expenses on these blocks substantially as those expenses are incurred. Unexpected or additional costs can affect the commercial viability of producing oil and gas from a well and will affect the time when and amounts that we can expect to receive from any production from a well. Because our carried costs of exploration and drilling on the KG Block are to be repaid in full to the operator, GSPC, before we are entitled to any share of production, additional exploration and development expenses will reduce and delay any share of production and revenues we will receive.
There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future. Our operations were recently established, and as such, we have no substantial operating history to serve as the basis to predict our ability to further the development of our business plan. Likewise, the outcome of our exploratory drilling activities, as well as our quarterly and annual operating results cannot be predicted. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects. Through December 31, 2005, we abandoned two wells drilled on the KG Block and it is likely that in some future quarter our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells abandoned. In such event, the trading price of our common stock may be materially and adversely affected.
We Expect to Have Substantial Requirements For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing and Additional Ventures Or Pursue Other Opportunities. Our Available Capital is Limited
In order to participate under the terms of our Production Sharing Contracts as well as in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital. Under the terms of our carried interest agreement relating to the KG Block, after the start date of initial commercial production on the KG Block, and under the terms of the five additional Production Sharing Contracts we are parties to, as well as the agreement relating to the acquisition of the 20% participating interest in the Tarapur Block, we are required to bear our proportionate share of costs during the exploration phases of those agreements. There can be no assurance that our currently available capital will be sufficient for these purposes or that any additional capital that is required will be available to us in the amounts and at the times required. Such capital also may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities. We intend to seek the additional capital to meet our requirements from equity and debt offerings of our securities. Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought. There can be no assurance that capital will be available to us from any source or that, if available, it will be at prices or on terms acceptable to us. Should we be unable to access the capital markets or should sufficient capital not be available, our activities could be delayed or reduced and, accordingly, any future exploration opportunities, revenues and operating activities may be adversely affected and could also result in our breach of the terms of a Production Sharing Contracts which could result in the loss of our rights under the contract.
As of December 31, 2005, we had cash and cash equivalents of approximately $36.0 million. We currently expect that our available cash will be sufficient to fund through December 2006 at the present level of operations our required capital expenditures on the five exploration blocks in which we are currently a participant and our participation in the Tarapur Block in which we agreed to acquire a 20% participating interest. Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSC’s relating to these exploration blocks, including the agreements signed on September 23, 2005, totals approximately $4.0 million during 2006 fiscal year. Any further PSC’s we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us. We may be unsuccessful in raising the capital necessary to meet these capital requirements. There can be no assurance that we will be able to raise the capital.
Pursuant to our agreement executed on April 7, 2005 to acquire a 20% participating interest from GSPC in the Tarapur Block, we paid to GSPC the sum of $976,572. In addition, it is expected that under the terms of our agreement with GSPC the total capital we will be required to contribute to exploration activities on Tarapur during the period ending November 22, 2007, based on our 20% participating interest, will be approximately $1.5 million.
Our agreement with GSPC is subject to obtaining the GOI consent. In the event such consent is not obtained, the assignment would be terminated. Under such circumstances, we intend to seek to negotiate an alternative acceptable arrangement with GSPC. In the event the GOI does not reject in writing the application for consent to the assignment within 180 days, it is deemed approved. We intend that such an alternative acceptable arrangement would include provisions that would place us in an economic position substantially equivalent to the position we would have held if the consent of the GOI had been obtained and the assignment of the interest effected. We do not have an alternative agreement or understanding with GSPC in effect, and we cannot make any assurance that such an alternative arrangement can be entered into with GSPC. In the event such an arrangement is not entered into we would seek to have the moneys advanced by us to GSPC returned to us. There can be no assurance that the GOI consent will be obtained or that we will be successful in having the moneys advanced to GSPC returned to us if an acceptable alternative arrangement is not available to us.
India’s Regulatory Regime May Increase Our Risks And Expenses In Doing Business
All phases of the oil and gas exploration, development and production activities in which we are participating are regulated in varying degrees by the Indian government, either directly or through one or more governmental entities. The areas of government regulation include matters relating to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental protection and rig safety. In addition, the award of a PSC is subject to GOI consent and matters relating to the implementation and conduct of operations under the PSC is subject, under certain circumstances, to GOI consent. As a consequence, all future drilling and production programs and operations we undertake or are undertaken by the ventures in which we participate in India must be approved by the Indian government. Shifts in political conditions in India could adversely affect our business in India and the ability to obtain requisite government approvals in a timely fashion or at all. We, and our joint venture participants, must maintain satisfactory working relationships with the Indian government. This regulatory environment may increase the risks associated with our intended exploration and productivity activities and increase our costs of doing business.

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of April 11, 2006, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 32,216,167 shares or approximately 50.4% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions. These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock. Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.
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
At present, our future is substantially dependent upon the geological and geophysical capabilities of Mr. Roy to locate oil and gas exploration opportunities for us and the ventures in which we are a participant. His inability to do the foregoing could materially adversely affect our future activities. We entered into a three-year Technical Services Agreement with Roy Group (Barbados) Inc. dated August 29, 2003, a company owed 100% by Mr. Roy, to perform such geological and geophysical duties and exercise such powers related thereto as we may from time to time assign to it. The expiration term of this contract has subsequently been extended to December 31, 2007. We have no agreement directly with Mr. Roy regarding his services to us.
Our Success Is Largely Dependent On The Success Of The Operators Of The Ventures In Which We Participate And Their Failure Or Inability To Properly Or Successfully Operate The Oil And Gas Exploration, Development And Production Activities On An Exploration Block, Could Materially Adversely Affect Us
At present, our only oil and gas interests are our rights under the terms of the five PSC’s with the GOI that we have entered into and the Deed of Assignment and Assumption agreement with GSPC, effective only upon obtaining GOI consent, relating to an interest in the Tarapur Block. We are not and will not be the operator of any of the exploration, drilling and production activities conducted on our exploration blocks, with the exception of the DS block in which we are the operator. Accordingly, the realization of successes in the exploration of the blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.
Under the terms of our carried interest agreement for the KG Block, we have a carried interest in the exploration activities conducted by the parties on the KG Block prior to the start date of initial commercial production. However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less. Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the PSC for which our interest is carried is estimated to be approximately $22.0 million, including the $14.1 million attributable to us as of December 31, 2005 ($5.0 million attributable to us as of December 31, 2004), of which 50% is for the account of Roy Group (Mauritius) Inc. Additional expenditures may be required for cost overruns and completions of commercially successful wells. We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the carried interest agreement or when, if ever, any commercial production will commence. Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement between us and Roy Group (Mauritius) Inc. We are not entitled to any share of production from the KG Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the carried interest agreement, have been recovered by GSPC from future production revenue. Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Block. As provided in the carried interest agreement, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Block.
Certain Terms Of The Production Sharing Contracts May Create Additional Expenses And Risks That Could Adversely Affect Our Revenues And Profitability
The PSC’s contain certain terms that may affect the revenues of the joint venture participants to the agreements and create additional risks for us. These terms include, possibly among others, the following:
▪	The venture participants are required to complete certain minimum work programs during the three phases of the terms of the PSC’s. In the event the venture participants fail to fulfill any of these minimum work programs, the parties to the venture must pay to the GOI their proportionate share of the amount that would be required to complete the minimum work program. Accordingly, we could be called upon to pay our proportionate share of the estimated costs of any incomplete work programs;

▪	Until such time as the GOI attains self sufficiency in the production of crude oil and condensate and is able to meet its national demand, the parties to the venture are required to sell in the Indian domestic market their entitlement under the PSC’s to crude oil and condensate produced from the exploration blocks. In addition, the Indian domestic market has the first call on natural gas produced from the exploration blocks and the discovery and production of natural gas must be made in the context of the government’s policy of utilization of natural gas and take into account the objectives of the government to develop its resources in the most efficient manner and promote conservation measures. Accordingly, this provision could interfere with our ability to realize the maximum price for our share of production of hydrocarbons;

▪	The parties to each agreement that are not Indian companies, which includes us, are required to negotiate technical assistance agreements with the GOI or its nominee whereby such foreign company can render technical assistance and make available commercially available technical information of a proprietary nature for use in India by the government or its nominee, subject, among other things, to confidentiality restrictions. Although not intended, this could increase each venture’s and our cost of operations; and

▪	The parties to each venture are required to give preference, including the use of tender procedures, to the purchase and use of goods manufactured, produced or supplied in India provided that such goods are available on equal or better terms than imported goods, and to employ Indian subcontractors having the required skills insofar as their services are available on comparable standards and at competitive prices and terms. Although not intended, this could increase the venture’s and our cost of operations.
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
While our President and Executive Vice President have had extensive experience in the oil and gas exploration business, we have been engaged in limited activities in the oil and gas business over approximately the past three years and have a limited history of activities upon which you may base your evaluation of our performance. As a result of our brief operating history and limited activities in oil and gas exploration activities, our success to date in entering into ventures to acquire interests in exploration blocks may not be indicative that we will be successful in entering into any further ventures. There can be no assurance that we will be successful in growing our oil and gas exploration and development activities.

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
Estimating Reserves And Future Net Revenues Involves Uncertainties And Oil And Gas Price Declines May Lead To Impairment Of Oil And Gas Assets
Currently, we do not claim any proved reserves of oil or natural gas . Any reserve information that we may provide in the future will represent estimates based on reports prepared by independent petroleum engineers, as well as internally generated reports. Petroleum engineering is not an exact science. Information relating to proved oil and gas reserves is based upon engineering estimates derived after analysis of information we furnish or furnished by the operator of the property. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. Oil and gas prices, which fluctuate over time, may also affect proved reserve estimates. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to reserves we may claim will likely vary from estimates, and such variances may be material. Either inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves. In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.
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

Name	Age	Employment History

Jean Paul Roy	49	Mr. Roy was elected a Director, President and Chief Executive Officer on August 29, 2003. For more than the past five years, Mr. Roy has been consulting in the oil and gas industry through his private company, GeoGlobal Technologies Inc. which he owns 100%. Mr. Roy has in excess of 20 years of geological and geophysical experience in basins worldwide as he has worked on projects throughout India, North and South America, Europe, the Middle East, the former Soviet Union and South East Asia. His specialties include modern seismic data acquisition and processing techniques, and integrated geological and geophysical data interpretation. Since 1981 he has held geophysical positions with Niko Resources Ltd., Gujarat State Petroleum Corporation, Reliance Industries, Cubacan Exploration Inc., PetroCanada, GEDCO, Eurocan USA and British Petroleum. Mr. Roy graduated from St. Mary’s University of Halifax, Nova Scotia in 1982 with a B.Sc. in Geology and has been certified as a Professional Geophysicist. Mr. Roy is a resident of Guatemala.

Allan J. Kent	52	Mr. Kent was elected a Director, Executive Vice President and Chief Financial Officer of our company on August 29, 2003. Mr. Kent has in excess of 20 years experience in the area of oil and gas exploration finance and has, since 1987, held a number of senior management positions and directorships with Cubacan Exploration Inc., Endeavour Resources Inc. and MacDonald Oil Exploration Ltd., all publicly listed companies. Prior thereto, beginning in 1980, he was a consultant in various capacities to a number of companies in the oil and gas industry. He received his Bachelor of Mathematics degree in 1977 from the University of Waterloo, Ontario.

Brent J. Peters	33	Mr. Peters was elected a Director of our company on February 25, 2002. Mr. Peters has been Vice President of Finance and Treasurer of Northfield Capital Corporation, a publicly traded investment company acquiring shares in public and private corporations since 1997. Mr. Peters has a Bachelor of Business Administration degree, specializing in accounting.

Name	Age	Employment History

Peter R. Smith	58	Mr. Smith was elected a Director and Chairman of the Board of our company on January 8, 2004. Mr. Smith was elected Vice Chairman of the Board of the Greater Toronto Transportation Authority (GO Transit) in March 2004, and a director of Tarion Warranty Corporation (a Canadian new home warranty company) in April 2004. Since 1989, Mr. Smith has been President and co-owner of Andrin Limited, a large developer/builder of housing in Canada. Mr. Smith has held the position of Chairman of the Board of Directors, Canada Mortgage and Housing Corporation (CMHC), from September 1995 to September 2003. On February 14, 2001, the Governor General of Canada announced the appointment of Mr. Smith as a Member of the Order of Canada, effective November 15, 2000. Mr. Smith holds a Masters Degree in Political Science (Public Policy) from the State University of New York, and an Honours B.A. History and Political Science, Dean’s Honour List, McMaster University, Ontario.

Michael J. Hudson	59	Mr. Hudson was elected a Director of our company on May 17, 2004. Mr. Hudson is a retired partner with the accounting firm Grant Thornton LLP. Mr. Hudson was with Grant Thornton for 20 years and with his experience in the oil and gas industry he was responsible for Assurance services and providing advice to private, not-for-profit and public company clients listed on Canadian and US exchanges. Mr. Hudson spent two years in London, England assisting the Institute of Chartered Accountants in England and Wales with the start up of a consulting service to members on best practices for the management of their firms including ethics and governance issues. Upon returning to Canada he went on secondment for 18 months with the Auditor General of Canada to learn and apply the disciplines of “value for money” auditing. He was co-director of the comprehensive (value for money) audit of Statistics Canada reporting in the 1983 Auditor General’s Report.

Dr. Avinash Chandra	63	Dr. Chandra was elected a Director of our company on October 1, 2005. Dr. Chandra has over 40 years of experience in the international as well as the Indian oil and gas sector. He was the first Directorate General of Hydrocarbons, at the level of Special Secretary to the Government of India for a period of 10 years until his retirement in 2003. Dr. Chandra received his Ph.D. in petroleum geology from the Imperial College, University of London, United Kingdom. His post graduate work includes a Post Graduate Diploma of Imperial College in Petroleum Geology and Petroleum Reservoir Engineering as well as a M.Sc. (Applied Geology) and B.Sc. (Hons) from the Lucknow University in India.
Mr. Roy, Mr. Kent, Mr. Peters, Mr. Smith, Mr. Hudson and Dr. Chandra have been elected to serve as Directors of our company until our annual meeting of stockholders in 2006 and the election and qualification of their successors.
Our Board of Directors has determined that Messrs. Peters, Smith, Hudson and Dr. Chandra are “independent directors” under the listing standards of the American Stock Exchange. Our Board of Directors had six meetings during the year ended December 31, 2005.
Director and Officer Securities Reports
The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2005.

Audit Committee and Audit Committee Financial Expert
Our Board of Directors had appointed an Audit Committee consisting of Messrs. Hudson, who is the Chairman, Mr. Peters and Mr. Roy. Our Board of Directors has determined that Messrs. Hudson and Peters are “independent directors” under the listing standards of the American Stock Exchange. In compliance with the listing standards of the American Stock Exchange, Mr. Roy resigned as a member of the Audit Committee prior to July 31, 2005 and on October 1, 2005, Dr. Avinash Chandra was appointed to the Audit Committee. Dr. Chandra has also been determined to be an “independent director”. Under our Audit Committee Charter, adopted on March 26, 2004, our Audit Committee’s responsibilities include, among other responsibilities, the appointment, compensation and oversight of the work performed by our independent auditor, the adoption and assurance of compliance with a pre-approval policy with respect to services provided by the independent auditor, at least annually, obtain and review a report by our independent auditor as to relationships between the independent auditor and our company so as to assure the independence of the independent auditor, review the annual audited and quarterly financial statements with our management and the independent auditor, and discuss with the independent auditor their required disclosure relating to the conduct of the audit.
Our Board of Directors has determined that Mr. Michael J. Hudson has the attributes of an Audit Committee Financial Expert.
Our Audit Committee had five meetings during the year ended December 31, 2005.
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
Nominating Committee
Our Nominating Committee consists of Mr. Smith, Mr. Peters and Mr. Hudson. Our Nominating Committee, among other things, exercises general responsibility regarding the identification of individuals qualified to become Board members and recommend that the Board select the director nominees for the next annual meeting of stockholders. Our Board of Directors had determined that Messrs. Smith, Peters and Hudson are “independent directors” under the listing standards of the American Stock Exchange. Our Board of Directors has adopted a charter for the nominating committee.
Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 10. Executive Compensation
The following table sets forth the annual and long-term compensation paid during the three fiscal years ended December 31, 2005 to each of our chief executive officers who served in that capacity during the year ended December 31, 2005. No other executive officers received compensation exceeding $100,000 during the year ended December 31, 2005.
SUMMARY COMPENSATION TABLE
Annual Compensation

					Compensation
Name and		Annual	Bonus	Other	Long-Term	All Other
Principal Position	Year	Salary	($)	Comp.	Awards/ Option (#)	Comp.

Jean Paul Roy (1)	2003	(2)	Nil	Nil	550,000	Nil
	2004	(2)	Nil	Nil	Nil	Nil
	2005	(2)	60,000	Nil	300,000	Nil

Allan J. Kent (1)	2003	(3)	Nil	Nil	550,000	Nil
	2004	(3)	Nil	Nil	Nil	Nil
	2005	(3)	30,000	Nil	300,000	Nil

(1)	Mr. Roy was elected President, Chief Executive Officer and a Director and Mr. Kent was elected Executive Vice President, Chief Financial Officer and a Director on August 29, 2003.

(2)	See Item 12 — Certain Relationships and Related Transactions for information regarding a Technical Services Agreement entered into by us with Roy Group (Barbados) Inc. of which Mr. Roy is the sole stockholder.

(3)	See Item 12 — Certain Relationships and Related Transactions for information regarding payments made to D.I. Investments Ltd. of which Mr. Kent is the sole stockholder.
Option Grants in Year Ended December 31, 2005
The following table provides information with respect to the above named executive officers regarding options granted to such persons during the year ended December 31, 2005.

	Number of
	Securities	% of Total Options/	Exercise		Market Price
	Underlying SARs/	SARs Granted to	or		On Date of
	Options Granted	Employees in	Base Price	Expiration	Grant
Name	(#)	Fiscal Year	($/Share)	Date	($)

Jean Paul Roy	300,000 (1)	19.2	1.10	August 31, 2008	1.10
Allan J. Kent	300,000 (1)	19.2	1.10	August 31, 2008	1.10

(1)	These options vested as to 100,000 on granting on January 18, 2005, 100,000 on August 31, 2005 and 100,000 on December 31, 2005.
Stock Option Exercised During the Year Ended December 31, 2005 and Year End Option Values at December 31, 2005
The following table provides information with respect to the above named executive officers regarding options held at the end of the year ended December 31, 2005. No options were exercised by such persons during the year ended December 31, 2005.

			Number of Unexercised			Value of Unexercised In-the-
			Options			Money Options at
			at December 31, 2005			December 31, 2005 (3)
	Shares
	Acquired on
Name	Exercise	Value Realized	Exercisable		Unexercisable	Exercisable	Unexercisable

Jean Paul Roy	Nil	Nil	550,000	(1)	0	$6,374,500	Nil
Jean Paul Roy	Nil	Nil	300,000	(2)	0	$3,501,000	Nil
Allan J. Kent	Nil	Nil	550,000	(1)	0	$6,374,500	Nil
Allan J. Kent	Nil	Nil	300,000	(2)	0	$3,501,000	Nil

(1)	The options are exercisable at $1.18 per share.

(2)	The options are exercisable at $1.10 per share.

(3)	Based on the closing sales price on December 30, 2005 of $12.77.

Commencing December 14, 2005, our non-employee Board members receive cash compensation of $1,000 for personally attending each board meeting and $500 for attendance by phone. During the year ended December 31, 2005, each non-employee Board member was paid a total of $1,000. Our Directors are also reimbursed for their out-of-pocket expenses in attending meetings. Pursuant to the terms of our 1998 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board. In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 50,000 shares. Each such option has a term of ten years, subject to earlier termination following such person’s cessation of Board service, and is subject to certain vesting provisions. For the purposes of the automatic grant provisions of the Plan, all of our Directors, other than Messrs. Roy and Kent are considered non-employee Board members.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of April 11, 2006. As of April 11, 2006, we had 63,934,755 shares of Common Stock outstanding.

	Number of Shares		Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficially Owned (1)		Common Stock

Jean Paul Roy (2)	32,981,000	(3)	51.6%
c/o GeoGlobal Resources Inc. Suite 200, 630 – 4 Avenue SW Calgary, Alberta T2P 0J9

Allan J. Kent	850,000	(4)	1.3%
c/o GeoGlobal Resources Inc.
Suite 200, 630 – 4 Avenue SW
Calgary, Alberta T2P 0J9

Brent J. Peters	164,067	(5)	Less than 0.5%
c/o Northfield Capital Corporation 141 Adelaide Street West, Suite 301
Toronto, ON M5H 3L5

Peter R. Smith	67,000	(6)	Less than 0.5%
c/o Andrin Limited
197 County Court Boulevard, Suite 202
Brampton, Ontario L6W 4P6

Michael J. Hudson	90,000	(7)	Less than 0.5%
PO Box 388
65 Kincardine Street West
Alexandria, ON K0C 1A0

Dr. Avinash Chandra	51,100	(8)	Less than 0.5%
B-102, Sector 26
Noida, Uttar Pradesh
India 201301

All officers and directors as a group	34,203,167		53.5%
(6 persons)

(1)	For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following April 11, 2006.

(2)	Of the shares held beneficially by Mr. Roy, an aggregate of 5 million shares are held in escrow pursuant to the terms of the agreement whereby we purchased the outstanding capital stock of GeoGlobal Resources (India) Inc. from Mr. Roy. Under the terms of the escrow agreement, Mr. Roy has the voting rights with respect to these shares.

(3)	Includes 32,131,000 shares of Common Stock and 850,000 options to purchase Common Stock exercisable within 60 days of April 11, 2006

(4)	Includes 850,000 options to purchase Common Stock exercisable within 60 days of April 11, 2006.

(5)	Includes 34,067 shares of Common Stock and options to purchase 130,000 shares of Common Stock exercisable within 60 days of April 11, 2006.

(6)	Includes options to purchase 67,000 shares of Common Stock exercisable within 60 days of April 11, 2006.

(7)	Includes options to purchase 90,000 shares of Common Stock exercisable within 60 days of April 11, 2006.

(8)	Includes 51,100 shares of Common Stock.
Securities Authorized for Issuance Under Equity Compensation Plans
We have one equity compensation plan for our employees, directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 1998 Stock Incentive Plan (“the Plan”). See Note 5 to the Notes to Consolidated Financial Statements to the attached financial statements for further information on the material terms of this plan.
At the annual stockholder meeting held on June 14, 2005, the stockholders of the Company approved amendments to the Plan to; a) increase the shares of Common Stock reserved for issuance under the Plan from 3,900,000 shares to 8,000,000 shares and b) to amend the terms of the Automatic Option Grant Program of the Plan to increase the number of shares subject to the annual automatic option grant to non-employee Board members from 5,000 to 50,000 shares.
The following table provides information as of December 31, 2005 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:
Equity Compensation Plan Information

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	3,761,000	$1.49	1,875,697
Equity compensation plans not approved by security holders	0	0	0

Total	3,761,000	$1.49	1,875,697

Item 12. Certain Relationships and Related Transactions
On August 29, 2003, pursuant to an agreement dated April 4, 2003 and amended August 29, 2003, we completed a transaction with Mr. Roy and GeoGlobal Resources (India) Inc. (“GeoGlobal India”), a corporation then wholly-owned by Mr. Roy, whereby we acquired from Mr. Roy all of the outstanding capital stock of GeoGlobal India. In exchange for the outstanding capital stock of GeoGlobal India, we issued 34.0 million shares of our Common Stock. Of the 34.0 million shares, 14.5 million shares were issued and delivered to Mr. Roy at the closing of the transaction being August 29, 2003 and an aggregate of 19.5 million shares were held in escrow by an escrow agent. The terms of the escrow provide for the release of the shares upon the occurrence of certain developments relating to the outcome of oil and natural gas exploration and development activities conducted on our KG Block. On August 27, 2004, 14.5 million shares were released to Mr. Roy from escrow upon the actual commencement of a drilling program on the KG Block. The 5.0 million shares remaining in escrow at December 31, 2005 will be released only if a commercial discovery is declared on the KG Block. In addition to our shares of Common Stock, we delivered to Mr. Roy a $2.0 million promissory note in payment of a portion of the purchase price for the capital stock of GeoGlobal India which note has been paid in full. As a consequence of the transaction, Mr. Roy held as of the closing of the transaction, held an aggregate of 34.0 million shares of our outstanding Common Stock, or approximately 69.3% of the shares outstanding, assuming all shares held in escrow are released to him. The terms of the transaction provided that Mr. Roy has the right to vote all the shares during the period they are held in escrow. Accordingly, on the basis of his voting control, Mr. Roy may be deemed to be a “parent” of our company.
On March 27, 2003, GeoGlobal India entered into a Participating Interest Agreement with Roy Group (Mauritius) Inc. a company organized under the laws of Mauritius and wholly owned by Mr. Roy, whereby, subject to GOI consent, GeoGlobal India assigned to Roy Group (Mauritius) Inc., one-half of its original 10% interest under the PSC for the KG Block and its rights under the Carried Interest Agreement with GSPC. Under the terms of the agreement, until the GOI consent is obtained, GeoGlobal India retains the exclusive right to deal with the other parties to the PSC and the Carried Interest Agreement and is entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Inc. and Roy Group (Mauritius) Inc. agreed to be bound by and responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal India in regard to the Roy Group (Mauritius) Inc. interest and to be liable to GeoGlobal India for its share of all costs, interests, liabilities and obligations arising out of or relating to the Roy Group (Mauritius) Inc. interest. Roy Group (Mauritius) Inc. agreed to indemnify GeoGlobal India against any and all costs, expenses, losses, damages or liabilities incurred by reason of Roy Group (Mauritius) Inc.’s failure to pay the same. Subject to obtaining the government consent to the assignment, Roy Group (Mauritius) Inc. is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the PSC. GeoGlobal India has a right of set-off against sums owing to Roy Group (Mauritius) Inc. any sums owing to GeoGlobal India by Roy Group (Mauritius) Inc. In the event that the Indian government consent is delayed or denied resulting in either Roy Group (Mauritius) Inc. or GeoGlobal India being denied an economic benefit it would have realized under the agreement, the parties agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties intentions contained in the agreement. In the event the consent is denied, neither party is entitled to assert any claim against the other except as is specifically set forth in the agreement. We have not yet obtained the consent of the GOI.
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

On August 29, 2003, we entered into a Technical Services Agreement with Roy Group (Barbados) Inc., a company organized under the laws of Barbados and wholly owned by Mr. Roy. Under the agreement, Roy Group (Barbados) Inc. agreed to perform such geologic and geophysical duties as are assigned to it by us. The term of the agreement, as amended, extends through December 31, 2007 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term. On January 31, 2006, the terms of the agreement were amended to extend the term of the agreement from August 31, 2006 to December 31, 2007 and amended the fee payable from $250,000 to $350,000 effective January 1, 2006. Roy Group (Barbados) Inc. also is reimbursed for authorized travel and other out-of-pocket expenses. The agreement prohibits Roy Group (Barbados) Inc. from disclosing any of our confidential information and from competing directly or indirectly with us for a period ending December 31, 2007 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India. The agreement may be terminated by either party on 30 days’ prior written notice, provided, however, the confidentiality and non-competition provisions will survive the termination. Roy Group (Barbados) Inc. received $250,000 from us during 2005 ($250,000 in 2004 and $83,333 in 2003), under the terms of this agreement.
Roy Group (Barbados) Inc. was also reimbursed for medical insurance and expenses, travel, hotel, meals and entertainment expenses, computer costs, and amounts billed to third parties incurred by Mr. Roy during 2005 totaling $175,355. At December 31, 2005, the Company owed Roy Group (Barbados) Inc. $169,181 for services provided and expenses incurred pursuant to the Technical Services Agreement which amount bears no interest and has no set terms of repayment.
During the year ended December 31, 2005, D.I. Investments Ltd. a company controlled by Mr. Kent, was paid $120,000 by us for consulting services. The services of Mr. Kent are provided to us pursuant to an oral arrangement. The oral agreement has been amended to provide for an annual fee payable of $185,000 effective January 1, 2006. D.I. Investments Ltd. was also reimbursed $54,062 for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses of $5,121 incurred throughout 2005. At December 31, 2005, the Company owed D.I. Investments Ltd. $70,309 as a result of services provided and expensed incurred on behalf of the Company.
During the year ended December 31, 2005, Amicus Services Inc. a company controlled by Mr. Vincent Roy, a brother of Mr. Jean Roy, received from us $35,713 as consulting fees for services rendered. Amicus Services Inc. was also reimbursed $3,215 for office costs, including parking, office supplies and telephone as well as travel and hotel incurred during the year.

Item 13. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of the Registrant, as amended. (1)

3.2	Bylaws of the Registrant, as amended. (4)

3.3	Certificate of Amendment filed with the State of Delaware on November 25, 1998. (2)

3.4	Certificate of Amendment filed with the State of Delaware on December 4, 1998. (2)

3.5	Certificate of Amendment filed with the State of Delaware on March 18, 2003. (5)

3.6	Certificate of Amendment filed with the State of Delaware on January 8, 2004. (5)

4.1	Specimen stock certificate of the Registrant. (5)

10.1	Restated 1993 Stock Incentive Plan. (1)

10.2	1994 Directors Stock Option Plan. (1)

10.3	1994 Stock Option Plan. (1)

10.4	1993 Stock Incentive Plan. (1)

10.5	1998 Stock Incentive Plan. (2)

10.6	Stock Purchase Agreement dated April 4, 2003 by and among Suite101.com, Inc., Jean Paul Roy and GeoGlobal Resources (India) Inc. (3)

10.7	Amendment dated August 29, 2003 to Stock Purchase Agreement dated April 4, 2003. (4)

10.8	Technical Services Agreement dated August 29, 2003 between Suite101.com, Inc. and Roy Group (Barbados) Inc. (4)

10.8.1	Amendment to Technical Services Agreement dated January 31, 2006 between GeoGlobal Resources Inc. and Roy Group (Barbados) Inc. (8)

10.9	Participating Interest Agreement dated March 27, 2003 between GeoGlobal Resources (India) Inc. and Roy Group (Mauritius) Inc. (4)

10.10	Escrow Agreement dated August 29, 2003 among Registrant, Jean Paul Roy and Computershare Trust Company of Canada. (4)

10.11	Promissory Note dated August 29, 2003 payable to Jean Paul Roy. (4)

10.12	Production Sharing Contract dated February 4, 2003, among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Limited and GeoGlobal Resources (India) Inc. (6)

10.13	Production Sharing Contract dated February 6, 2004 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Private Limited and GeoGlobal Resources (Barbados) Inc. (6)

10.14	Production Sharing Contract dated February 6, 2004 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Private Limited, Prize Petroleum Company Limited and GeoGlobal Resources (Barbados) Limited. (6)

10.15	Carried Interest Agreement dated August 27, 2002 between Gujarat State Petroleum Corporation Limited and GeoGlobal Resources (India) Inc. (5)

10.16	Agency Agreement dated September 9, 2005 between the Company and Jones, Gable & Company Limited. (7)

10.17	Form of Subscription Agreement entered into by subscribers relating to offers and sales of Units by Jones, Gable & Company Limited. (7) Form of Subscription Agreement with respect to sales of an aggregate of 1,000,000 of the Units. (7)

10.18	Registration Rights Agreement dated September 9, 2005 between the Company and Jones, Gable & Company Limited. (7)

10.19	Production Sharing Contract dated September 23, 2005, between the Government of India and the Company. (7)

10.20	Production Sharing Contract dated September 23, 2005, between the Government of India, Gujarat State Petroleum Corporation Limited, GAIL (India) Ltd., Jubilant Capital Pvt. Ltd. and the Company. (7)

14	Code of Ethics. (5)

Exhibit	Description

21	Subsidiaries of the Registrant:

	Name	State or Jurisdiction of Incorporation
	GeoGlobal Resources (India) Inc.	Barbados
	GeoGlobal Resources (Canada) Inc.	Alberta
	GeoGlobal Resources (Barbados) Inc.	Barbados

23	Consent of experts and counsel:

23.1	Consent of Ernst & Young LLP. (9)

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a). (9)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a). (9)

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed). (9)

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed). (9)

(1)	Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.

(2)	Filed as an Exhibit to our Current Report on Form 8-K dated December 10, 1998.

(3)	Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(4)	Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.

(5)	Filed as an Exhibit to our Form 10-KSB dated April 1, 2004.

(6)	Filed as an Exhibit to our Form 10-KSB/A dated April 28, 2004.

(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

(8)	Filed as an Exhibit to our Current Report on Form 8-K dated January 31, 2006.

(9)	Filed herewith.
Item 14. Principal Accountant Fees and Services
The following sets forth fees we incurred for services provided by Ernst & Young LLP for accounting services rendered during the years ended December 31, 2005 and December 31, 2004.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

2005	70,815	32,300	—	9,271
2004	42,595	3,730	—	3,008
Our Board of Directors believes that the provision of the services during the years ended December 31, 2005 and December 31, 2004 is compatible with maintaining the independence of Ernst & Young LLP. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by Ernst & Young LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements and the review of our quarterly financial reports filed with the Securities and Exchange Commission. Audit Related Fees include services rendered in connection with a follow-up the review of other filings with the Securities and Exchange Commission. Tax Fees include services rendered relating primarily to tax compliance, consulting, customs and duties. All Other Fees include administration fees to cover various expenses

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND DECEMBER 31, 2004
(in United States dollars)
GeoGlobal Resources Inc.
(a development stage enterprise)
Index to Consolidated Financial Statements
December 31, 2005 and December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders Of
GeoGlobal Resources Inc.
We have audited the accompanying consolidated balance sheets of GeoGlobal Resources Inc., a development stage enterprise, as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003, and for the cumulative period from inception on August 21, 2002 to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoGlobal Resources Inc. as at December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years ended December 31, 2005, 2004, and 2003, and for the cumulative period from inception on August 21, 2002 to December 31, 2005 in conformity with United States generally accepted accounting principles.

“Ernst & Young LLP” (signed)

CALGARY, ALBERTA	CHARTERED ACCOUNTANTS
April 11, 2006

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

	2005	2004
December 31	US $	US $

Assets
Current
Cash and cash equivalents (note 2g)	36,037,388	4,419,598
Restricted cash (note 10a)	392,485	206,796

	36,429,873	4,626,394
Accounts receivable and prepaids	144,753	181,237
Cash call receivable	49,947	27,511

	36,624,573	4,835,142

Property and equipment (note 3)
Exploration costs, not subject to depletion	2,216,663	638,539
Computer and office equipment, net	89,826	143,053

	2,306,489	781,592

	38,931,062	5,616,734

Liabilities
Current
Accounts payable	159,145	29,623
Accrued liabilities	43,500	54,442
Due to related companies (notes 7c, 7d and 7e)	244,452	19,624

	447,097	103,689

Stockholders’ Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each 1,000,000 preferred shares with a par value of US$0.01 each
Issued
62,954,255 common shares (December 31, 2004 – 55,207,455)	48,361	40,615
Additional paid-in capital (note 4)	40,275,588	6,831,434
Deficit accumulated during the development stage	(1,839,984)	(1,359,004)

	38,483,965	5,513,045

	38,931,062	5,616,734

See Commitments, Contingencies and Guarantees (note 3e, 3f and 10)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				Inception,
	Year ended	Year ended	Year ended	Aug 21, 2002
	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	to Dec 31, 2005
	US $	US $	US $	US $
		(note 11a)	(note 11a)	(note 11b)
Expenses (notes 7c, 7d and 7e)
General and administrative	495,326	451,788	151,404	1,104,716
Consulting fees	265,446	237,615	170,271	673,332
Professional fees	201,298	161,381	131,819	501,415
Depreciation	49,531	61,308	50,450	161,987

	1,011,601	912,092	503,944	2,441,450

Other expenses (income)
Consulting fees recovered	(12,950)	(14,300)	(38,775)	(66,025)
Equipment costs recovered	(12,950)	(2,200)	(4,245)	(19,395)
Gain on sale of equipment	(42,228)	—	—	(42,228)
Foreign exchange (gain) loss	(319)	3,495	18,634	21,810
Interest (note 2g)	(462,174)	(31,591)	(1,863)	(495,628)

	(530,621)	(44,596)	(26,249)	(601,466)

Net loss and comprehensive loss for the period (note 8)	(480,980)	(867,496)	(477,695)	(1,839,984)

Net loss per share — basic and diluted (note 4f)	(0.01)	(0.02)	(0.02)

The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional	Accumulated	Stockholders’
	Capital Stock	paid-in capital	Deficit	Equity
	US $	US $	US $	US $

Common shares issued on incorporation on August 21, 2002	64	—	—	64

Net loss and comprehensive loss for the period	—	—	(13,813)	(13,813)

Balance at December 31, 2002	64	—	(13,813)	(13,749)

Common shares issued during the year
On acquisition (note 6)	34,000	1,072,960	—	1,106,960
Exercise of options	397	101,253	—	101,650
Private placement financing	6,000	5,994,000	—	6,000,000
Share issuance costs	—	(550,175)	—	(550,175)

Net loss and comprehensive loss for the year	—	—	(477,695)	(477,695)

Balance at December 31, 2003	40,461	6,618,038	(491,508)	6,166,991

Common shares issued during the year
Exercise of options	115	154,785	—	154,900
Exercise of warrants	39	58,611	—	58,650

Net loss and comprehensive loss for the year	—	—	(867,496)	(867,496)

Balance at December 31, 2004	40,615	6,831,434	(1,359,004)	5,513,045

Common shares issued during the year
Options exercised for cash (note 4e)	739	1,004,647	—	1,005,386
2003 Purchase warrants exercised for cash (note 4d(i))	2,214	5,534,036	—	5,536,250
Broker warrants exercised for cash (note 4d(ii))	541	810,809	—	811,350
Private placement financing (note 4b)	4,252	27,636,348		27,640,600
Share issuance costs on private placement (note 4b)	—	(1,541,686)	—	(1,541,686)

Net loss and comprehensive loss for the year	—	—	(480,980)	(480,980)

Balance at December 31, 2005	48,361	40,275,588	(1,839,984)	38,483,965

See note 4 for further information
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				Inception,
	Year ended	Year ended	Year ended	Aug 21, 2002
	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	to Dec 31, 2005
	US $	US $	US $	US $
		(note 11a)	(note 11a)	(note 11b)
Cash flows provided by (used in) operating activities
Net loss	(480,980)	(867,496)	(477,695)	(1,839,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,531	61,308	50,450	161,987
Gain on sale of equipment	(42,228)	—	—	(42,228)
Changes in operating assets and liabilities:
Accounts receivable and prepaids	36,484	(99,750)	(6,487)	(69,753)
Accounts payable	24,307	(147,060)	121,304	4,922
Accrued liabilities	22,500	4,600	16,400	43,500
Due to shareholder	—	—	(6,952)	—
Due to related companies	224,828	(27,239)	5,107	202,696

	(165,558)	(1,075,637)	(297,873)	(1,538,860)

Cash flows provided by (used in) investing activities
Property and equipment
Exploration costs	(1,578,124)	(460,016)	(156,598)	(2,216,663)
Computer and office equipment	(36,876)	(87,341)	(140,247)	(292,385)
Proceeds on sale of equipment	82,800			82,800
Cash acquired on acquisition (note 6)	—	—	3,034,666	3,034,666
Restricted cash (note 10a)	(185,689)	(206,796)	—	(392,485)
Changes in investing assets and liabilities:
Cash call receivable	(22,436)	(27,511)	—	(49,947)
Accounts payable	94,415	—	—	94,415
Accrued liabilities	(33,442)	33,442	—	—

	(1,679,352)	(748,222)	2,737,821	260,401

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	34,993,586	213,550	6,101,650	41,308,850
Share issuance costs	(1,541,686)	—	(550,175)	(2,091,861)
Changes in financing liabilities:
Note payable (note 7a)	—	(1,000,000)	(1,000,000)	(2,000,000)
Accounts payable	10,800	—	61,078	71,878
Due to shareholder	—	—	(37,998)	—
Due to related companies	—	—	15,132	26,980

	33,462,700	(786,450)	4,589,687	37,315,847

Net increase (decrease) in cash and cash equivalents	31,617,790	(2,610,309)	7,029,635	36,037,388

Cash and cash equivalents, beginning of period	4,419,598	7,029,907	272	—

Cash and cash equivalents, end of period	36,037,388	4,419,598	7,029,907	36,037,388

Cash and cash equivalents
Current bank accounts	127,803	90,670	36,631	127,803
Term deposits	35,909,585	4,328,928	6,993,276	35,909,585

	36,037,388	4,419,598	7,029,907	36,037,388

The accompanying notes are an integral part of these Consolidated Financial Statements

1.	Nature of Operations
The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India. Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts (“PSC”) with the Gujarat State Petroleum Corporation (“GSPC”) and the Government of India (“GOI”) and the development thereof. To date, the Company has not earned revenue from these operations and is considered to be in the development stage. The recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to fulfill its obligations under the PSC’s in India and upon future profitable operations and upon finalizing agreements with GSPC.
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

These consolidated financial statements include the accounts of (i) GeoGlobal Resources Inc., from the date of acquisition, being August 29, 2003, (ii) GeoGlobal Resources (India) Inc., incorporated under the Business Corporations Act (Alberta), Canada on August 21, 2002 which was continued under the Companies Act of Barbados, West Indies on June 27, 2003, which is a wholly-owned subsidiary of GeoGlobal Resources Inc., (iii) GeoGlobal Resources (Canada) Inc., incorporated under the Business Corporations Act (Alberta), Canada on September 4, 2003, which is a wholly-owned subsidiary of GeoGlobal Resources Inc., and (iv) GeoGlobal Resources (Barbados) Inc. incorporated under the Companies Act of Barbados, West Indies on September 24, 2003, which is the wholly-owned subsidiary of GeoGlobal Resources (Canada) Inc.

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

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
2.	Significant Accounting Policies (continued)
ii)	Depreciation and depletion

Computer and office equipment is recorded at cost, with depreciation provided for on a declining-balance basis at 30% per annum.

Upon the commencement of economic quantities of oil and gas, depletion of exploration and development costs and depreciation of production equipment will be provided on a country-by-country basis using the unit-of-production method based upon estimated proven petroleum and natural gas reserves. The costs of acquiring and evaluating unproven properties and major development properties will be excluded from costs subject to depletion until it is determined whether or not proven reserves are attributable to the properties, the major development projects are completed, or impairment occurs. For depletion and depreciation purposes, relative volumes of petroleum and natural gas production and reserves will be converted into equivalent units based upon estimated relative energy content.
iii)	Ceiling test

In applying the full cost method, the Company will be calculating a ceiling test whereby the carrying value of petroleum and natural gas properties and production equipment, net of recorded deferred income taxes is limited to the present value of after-tax future net revenues from proven reserves, discounted at 10% (based on prices and costs at the balance sheet date calculated quarterly), plus the lower of cost and fair value of unproven properties. Should this comparison indicate an excess carrying value, the excess will be charged against earnings as additional depletion and depreciation.
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

All of the Company’s petroleum and natural gas activities are conducted jointly with others. The Company’s undivided interests in joint ventures are consolidated on a proportionate basis.

d)	Net loss per share

Net loss per share is calculated based upon the weighted-average number of shares outstanding during the period. The treasury stock method is used to determine the dilutive effect of the stock options. The treasury stock method assumes any proceeds obtained upon exercise of options would be used to purchase common shares at the average market price during the period. There are no differences between net loss and the weighted-average number of shares used in the calculation of the basic net loss per share and that used in the calculation of diluted net loss per share as the affect of the options and warrants on the net loss per share calculations are anti-dilutive.

e)	Use of estimates

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

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
2.	Significant Accounting Policies (continued)
f)	Financial instruments

The Company has estimated the fair value of its financial instruments which include cash and cash equivalents, restricted cash, accounts receivable and prepaids, cash call receivable, accounts payable, note payable, due to shareholder and due to related companies. The Company used valuation methodologies and market information available as at period end to determine that the carrying amounts of such financial instruments approximate fair value in all cases, unless otherwise noted. Of the Company’s accounts receivable, US$74,907 (December 31, 2004 — US$154,884) is due from one entity in the oil and gas industry. If these amounts were uncollectible, they would be capitalized as part of the property and equipment exploration costs.

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.

g)	Cash and cash equivalents

Cash and cash equivalents include cash on hand, balances with banks and short-term deposits with original maturities of three months or less, earning interest based upon the US prime rate. Interest earned during the year ended December 31, 2005 was $462,174 which included interest earned on our cash and cash equivalents held in term deposits of $454,887 which is an average rate of 2.57%.

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

The Company follows the liability method of tax allocation. Under this method, assets and liabilities are determined based on differences between the tax basis of an asset or liability and its carrying value using enacted tax rates anticipated to apply in the periods when the temporary differences are expected to reverse.

The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income or loss in the period in which the change is enacted.

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

The Company uses the intrinsic value method of accounting for employee and director stock-based compensation. As all options have been granted at exercise prices based on the market value of the Company’s common shares at the date of the grant, no compensation cost is recognized. Non-employee stock-based compensation costs are measured using the fair value based method and is charged to earnings on the measurement date.

The Company adopted Statement 123(R) using the modified prospective method on January 1, 2006 (note 13a)

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
2.	Significant Accounting Policies (continued)

l)	Comprehensive loss
Comprehensive loss includes all changes in equity except those resulting from investments made by owners and distributions to owners. Other accumulated comprehensive loss consists only of net loss for all periods presented.
3.	Property and Equipment

	Balance Sheet as at
	December 31,		Exploration costs incurred in
	US $		US $
	2005	2004	2005	2004	2003	2002

Exploration and development
Exploration costs — India	2,216,663	638,539	1,578,124	460,016	156,598	21,925

Computer and office equipment
Computer and office equipment	209,585	255,509
Accumulated depreciation	(119,759)	(112,456)

	89,826	143,053

	2,306,489	781,592

a)	Exploration costs — India

The exploration costs incurred to date are not subject to depletion and cover six exploration blocks, known as the KG Block, the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block, the DS Block and the Tarapur Block. It is anticipated that all or certain of these exploration costs may be subject to depletion no earlier than the 2007 fiscal year.

b)	Capitalized overhead costs

Included in the US$1,578,124 of exploration cost additions during the year ended December 31, 2005 (year ended December 31, 2004 — US$460,016) are certain overhead costs capitalized by the Company in the amount of US$469,268 (year ended December 31, 2004 — US$336,535) directly related to the exploration activities in India. Of the capitalized overhead amount, US$145,773 (year ended December 31, 2004 — US$49,370) was paid to third parties and $51,800 (year ended December 31, 2004 — US$nil) was recovered from third parties. The balance of US$375,295 was paid to and on behalf of a related party (year ended December 31, 2004 — US$287,165) (see note 7c). These costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 3c).

c)	Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a CIA with GSPC, which grants the Company a 10% Carried Interest (“CI”) (net 5% — see note 3d) in the KG Block. The CIA provides that GSPC is responsible for GeoGlobal’s entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the CIA, all of GeoGlobal’s and Roy Group (Mauritius) Inc.’s (“RGM”), a related party (note 7b) proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block. GeoGlobal is not entitled to any share of production until GSPC has recovered the Company’s share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.

As at December 31, 2005, GSPC has incurred costs of Rs 63.31 crore (approximately US$14.1 million) (December 31, 2004 — Rs 22.77 crore (approximately US$5.01 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
3.	Property and Equipment (continued)
d)	Participating Interest Agreement

On March 27, 2003, GeoGlobal entered into a Participating Interest Agreement (“PIA”) with RGM, whereby GeoGlobal assigned and holds in trust for RGM subject to GOI consent, 50% of the benefits and obligations of the PSC covering the Exploration Block KG-OSN-2001/3 (“PSC-KG”) and the CIA leaving GeoGlobal with a net 5% participating interest in the PSC-KG and a net 5% carried interest in the CIA. Under the terms of the PIA, until the GOI consent is obtained, GeoGlobal retains the exclusive right to deal with the other parties to the PSC-KG and the CIA and is entitled to make all decisions regarding the interest assigned to RGM, RGM has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal in regard to RGM’s interest and to be liable to GeoGlobal for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest. RGM has agreed to indemnify GeoGlobal against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM’s failure to pay the same. Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the PSC-KG. GeoGlobal has a right of set-off against sums owing to GeoGlobal by RGM. In the event that the Indian government consent is delayed or denied, resulting in either RGM or GeoGlobal being denied an economic benefit it would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the PIA. As a consequence of this transaction the Company reports its holdings under the PSC-KG and CIA as a net 5% PI.

e)	Deed of Assignment and Assumption

On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% participating interest in the onshore Tarapur Exploration Block (CB-ON/2). The assignment of the 20% interest is subject to obtaining the consent of the GOI to the assignment which consent has not yet been obtained. Based on the Company’s past experience as a party to other PSC’s with GSPC and its relationship with GSPC, the Company believes that such consent from the GOI will be forthcoming. In the event such consent is not obtained, the assignment would be terminated. Under such circumstances, the Company intends to negotiate an alternative acceptable arrangement with GSPC. The payment of the US$579,523 to GSPC under the terms of the Company’s agreement with GSPC has been included in Exploration costs — India at December 31, 2005.

f)	Production Sharing Contracts
i)	Exploration Block KG-OSN-2001/3 (also referred to as “KG Block”)
On February 4, 2003, GeoGlobal, as to a 10% Participating Interest (“PI”) (net 5% — see note 3d) together with its joint venture participants, Jubilant Enpro Limited (“Enpro”) and GSPC, as to their 10% and 80% PI respectively, entered into a PSC with the GOI with respect to PSC-KG located offshore on the east coast of India in the Krishna Godavari Basin. See also Carried Interest Agreement note 3c.

The PSC-KG allows the joint venture participants to explore for petroleum and natural gas over a 6.5 year period commencing March 12, 2003 on the KG Block subject to the work commitment as outlined in note 10d.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
3.	Property and Equipment (continued)
ii)	Exploration Block CB-ONN-2002/2 (also referred to as “Mehsana Block”)

On February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Enpro and GSPC as to their 30% and 60% PI respectively, entered into a PSC with the GOI with respect to onshore Exploration Block CB-ONN-2002/2 (“PSC-Mehsana”) covering an area of approximately 125 square kilometers (“sq. kms.”) in the Cambay Basin, located in the province of Gujarat in Northwest India.

The PSC-Mehsana allows the joint venture participants to explore for petroleum and natural gas over a 6 year period commencing May 31, 2004 on the Exploration Block subject to the work commitment as outlined in note 10b.

iii)	Exploration Block CB-ONN-2002/3 (also referred to as “Sanand/Miroli Block”)

On February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Enpro, GSPC, and Prize Petroleum Company Limited as to their 20%, 55% and 15% PI respectively, entered into a PSC with the GOI with respect to onshore Exploration Block CN-ONN-2002/3 (“PSC-Sanand/Miroli”) covering an area of approximately 285 sq. kms. in the Cambay Basin.

The PSC-Sanand/Miroli allows the joint venture participants to explore for petroleum and natural gas over a 6 year period commencing July 29, 2004 on the Exploration Block subject to the work commitment as outlined in note 10b.

iv)	Exploration Block CB-ONN-2003/2 (also referred to as “Ankleshwar Block”)

On August 15, 2005, the Company announced that it was awarded, under the fifth round of the National Exploration Licensing Policy (“NELP-V”), a 10% PI in a new onshore Exploration Block CB-ONN-2003/2 covering an area of approximately 448 sq. kms. in the Cambay Basin.

On September 28, 2005, GeoGlobal as to its 10% PI, along with its joint venture participants, Gail (India) Ltd., Jubilant Capital Pvt. Ltd. and GSPC as to their 20%, 20% and 50% PI respectively, entered into a PSC with the GOI with respect to this Exploration Block (“PSC-Ankleshwar”).

The PSC-Ankleshwar allows the joint venture participants to explore for petroleum and natural gas over a 7 year period commencing upon the receipt of the Petroleum Exploration Licence, on the Exploration Block subject to the work commitment as outlined in note 10b.

v)	Exploration Block DS-ONN-2003/1 (also referred to as “DS Block”)

On August 15, 2005, the Company also announced that it was awarded, under NELP-V, a 100% PI in a new onshore Exploration Block DS-ONN-2003/1 covering an area of approximately 3,155 sq. kms. in the Deccan Syneclise Basin.

On September 28, 2005, GeoGlobal as to its 100% PI entered into a PSC with the GOI with respect to this Exploration Block (“PSC-DS”).

The PSC-DS allows GeoGlobal to explore for petroleum and natural gas over a 7 year period commencing upon the receipt of the Petroleum Exploration Licence, on the Exploration Block subject to the work commitment as outlined in note 10b.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
4.	Capital Stock
a)	Common shares

		Capital	Additional
	Number of	stock	paid-in capital
	shares	US $	US $

Balance at December 31, 2002	1,000	64	—

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	—	—	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 6)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 4c)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	—	—	(483,325)

	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker warrants exercised for cash	39,100	39	58,611

	154,100	154	213,396

Balance as at December 31, 2004	55,207,455	40,615	6,831,434

2005 Transactions
Options exercised for cash (note 4e)	739,000	739	1,004,647
2003 Purchase warrants exercised for cash (note 4d(i))	2,214,500	2,214	5,534,036
Broker warrants exercised for cash (note 4d(ii))	540,900	541	810,809
September 2005 private placement financing (note 4b)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 4b)	—	—	(1,541,686)

	7,746,800	7,746	33,444,154

Balance as at December 31, 2005	62,954,255	48,361	40,275,588

b)	September 2005 Financing

During September 2005, GeoGlobal completed the sale of 3,252,400 Units of its securities at US$6.50 per Unit, together with a concurrent sale of an additional 1,000,000 Units on the same terms, for aggregate gross cash total proceeds of US$27,640,600.

Each Unit is comprised of one common share and one half of one warrant. One full warrant (“2005 Purchase Warrant”) entitles the holder to purchase one additional common share for US$9.00, for a term of two years expiring September 2007. The 2005 Purchase Warrants are subject to accelerated expiration in the event that the price of the Company’s common shares on the American Stock Exchange is US$12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and issuable on exercise of the 2005 Purchase Warrants has been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired. In such events, the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the warrant term.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
4.	Capital Stock (continued)

Costs of US$1,541,685 were incurred in issuing shares in these transactions which included a fee of US$1,268,436 paid to Jones Gable & Company Limited with respect to the sale of the 3,252,400 Units, and, in addition, Compensation Options were issued to Jones Gable & Company Limited entitling it to purchase an additional 195,144 Units at an exercise price of US$6.50 per Unit through their expiration in September 2007. Compensation Options are also subject to accelerated expiration on the same terms and conditions as the warrants issued in the transaction.

c)	December 2003 Financing

On December 23, 2003, GeoGlobal completed a brokered private placement of 5,800,000 units at US$1.00 each, together with a concurrent private placement of an additional 200,000 units on the same terms, for aggregate gross cash total proceeds of US$6,000,000.

Each unit is comprised of one common share and one half of one warrant. One full warrant (“2003 Purchase Warrant”), entitles the holder to purchase one additional common share for US$2.50, for a term of two years from date of closing. The 2003 Purchase Warrants are subject to accelerated expiration 30 days after issuance of a news release to that effect in the event that the common shares trade at US$4.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the 1933 Act and the hold period for Canadian subscribers has expired. Also issued as additional consideration for this transaction were 580,000 Broker Warrants.

The 580,000 Broker Warrants described above entitled the holder to purchase 580,000 common shares at an exercise price of US$1.50 per share which expired on December 23, 2005.

d)	Warrants
i)	2003 Purchase Warrants

During the year ended December 31, 2005, 2,214,500 of the 2003 Purchase Warrants were exercised for gross proceeds of US$5,536,250. As at December 31, 2005, there remained 785,500 of the 2003 Purchase Warrants which had not yet been exercised. Subsequent to the year end, all of the remaining 2003 Purchase Warrants were exercised for gross proceeds of US$1,963,750.

ii)	Broker Warrants

During the year ended December 31, 2005, 540,900 of the Broker Warrants were exercised for gross proceeds of US$811,350. As at December 31, 2005, all of the Broker Warrants have been exercised.

iii)	2005 Purchase Warrants

As at December 31, 2005, all of the 2005 Purchase Warrants remained outstanding, which if exercised, would result in the issuance of 2,126,200 common shares for gross proceeds of US$19,135,800.

iv)	Compensation Option Warrants

As at December 31, 2005, none of the 97,572 Compensation Option Warrants have been issued as a result of the Compensation Options not being exercised. If the Compensation Options are exercised and the Compensation Option Warrants issued, if exercised, would result in gross proceeds of US$878,148.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
4.	Capital Stock (continued)

e)	Options
i)	Stock Options

During the year ended December 31, 2005, 739,000 (December 31, 2004 — 115,000) options were exercised at various prices between US$1.01 and US$1.50 for gross proceeds of US$1,005,385 (December 31, 2004 — US$154,900).

ii)	Compensation Options

As at December 31, 2005, none of the 195,144 Compensation Options were exercised. When fully exercised, the Compensation Options would result in gross proceeds of US$1,268,436.

f)	Weighted-average number of shares

For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the year ended December 31, 2005 was 53,058,660 (December 31, 2004 — 41,671,136, December 31, 2003 — 19,737,035, December 31, 2002 — 14,500,000). The amount for the years ended December 31, 2005 and 2004 exclude the 5,000,000 shares currently held in escrow. The amount for the year ended December 31, 2003 also excludes the 5,000,000 shares currently held in escrow plus 14,500,000 shares which were not released from escrow until August 27, 2004. The amount for the period ended December 31, 2002 is deemed to be the number of shares issued to the legal subsidiary pursuant to the reverse take-over transaction described in note 6, reduced by the 19,500,000 shares which were held in escrow.
5.	Stock Options

a)	The Company’s 1998 Stock Incentive Plan

Under the terms of the 1998 Stock Incentive Plan (the “Plan”), as amended, 8,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan. As at December 31, 2005, the Company had 1,875,697 (December 31, 2004 — 385,697) common shares remaining for issuance under the Plan. The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval. The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

On January 17, 2005, the Board of Directors resolved to amend the Plan to increase the shares reserved for grant of options from 3,900,000 to 8,000,000 subject to shareholder approval. Shareholder approval was obtained at the annual stockholder meeting held on June 14, 2005.

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
December 31, 2005
5.	Stock Options (continued)

Under this method, compensation cost is measured at fair value at grant date and recognized over the vesting period. If the fair value based method had been used, the stock based compensation costs, pro-forma net loss and pro-forma net loss per share would be as follows:

	Year ended	Year ended	Year ended
	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
	US $	US $	US $

Stock based compensation	1,971,200	314,534	175,233
Net loss
As reported	(480,980)	(867,496)	(477,695)
Pro-forma	(2,452,180)	(1,182,030)	(652,928)
Net loss per share — basic and diluted
As reported	(0.01)	(0.02)	(0.02)
Pro-forma	(0.05)	(0.03)	(0.03)

Black-Scholes Assumptions
Fair value of stock options granted (1)	$0.48	$0.27	$0.27
Risk-free interest rate	2.75%	2.61%	2.61%
Volatility	95%	55%	55%
Expected life (1)	0.9 years	0.9 years	0.9 years
Dividend yield	0%	0%	0%
(1) weighted-average
c)	Stock option table

These options were granted for services provided to the Company:

	Option				Granted	Cancelled (c)			Balance
Grant	exercise	Expiry	Vesting	Balance	during	Exercised (e)		Balance	exercisable
date	price	date	date	Dec 31, 2004	the year	during the year		Dec 31, 2005	Dec 31, 2005
(mm/dd/yy)	US $	(mm/dd/yy)	(mm/dd/yy)	#	#	#		#	#

12/09/03	1.18	08/31/06	Vested	1,945,000	—	193,500	(e)	1,751,500	1,751,500
12/30/03	1.50	08/31/06	Vested	945,000	—	150,000	(c)
						450,000	(e)	345,000	345,000
01/17/05	1.01	08/31/06	Vested	—	790,000	60,500	(e)	729,500	729,500
01/18/05	1.10	08/31/08	Vested	—	450,000	—		450,000	450,000
01/18/05	1.10	08/31/08	08/15/06		150,000	—		150,000	—
01/25/05	1.17	08/31/06	Vested	—	60,000	35,000	(e)	25,000	25,000
06/14/05	3.49	06/14/15	Vested	—	150,000	—		150,000	150,000
08/24/05	6.50	08/24/08	Vested	—	60,000	—		60,000	60,000
08/24/05	6.50	08/24/08	08/31/06	—	50,000	—		50,000	—
10/03/05	6.81	10/03/15	10/03/06	—	16,666	—		16,666	—
10/03/05	6.81	10/03/15	10/03/07	—	16,667	—		16,667	—
10/03/05	6.81	10/03/15	10/03/08	—	16,667	—		16,667	—

				2,890,000	1,760,000	889,000		3,761,000	3,511,000

i)	On January 17, 2005, the Board of Directors of the Company passed a resolution with respect to stock options issued in 2003 to extend the expiry date of all then outstanding options from August 31, 2005 to August 31, 2006.

ii)	During the year ended December 31, 2005, the Company granted options to purchase 1,760,000 shares exercisable at various prices and expiry dates.

iii)	As at December 31, 2005, there were 3,761,000 options outstanding at various prices which, if exercised, would result in total proceeds of US$5,589,315.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
5.	Stock Options (continued)
iv)	Of the 889,000 options exercised or cancelled in the period, 150,000 were cancelled during the three months ended March 31, 2005 and the remaining 739,000 options were all exercised in the period from April 1 to December 31, 2005.

v)	At the annual stockholder meeting held on June 14, 2005, the stockholders of the Company approved amendments to the Plan to a) increase the shares of Common Stock reserved for issuance under the Plan from 3,900,000 shares to 8,000,000 shares and b) amend the terms of the Automatic Option Grant Program of the Plan to increase the number of shares subject to the annual automatic option grant to non-employee Board members from 5,000 shares to 50,000 shares.
6.	Acquisition
On August 29, 2003, pursuant to an agreement dated April 4, 2003 and amended August 29, 2003, the Company completed a transaction with Mr. Roy and GeoGlobal Resources (India) Inc. (“GeoGlobal India”), a corporation then wholly-owned by Mr. Roy, whereby the Company acquired from Mr. Roy all of the outstanding capital stock of GeoGlobal India. In exchange for the outstanding capital stock of GeoGlobal India, the Company issued 34.0 million shares of our Common Stock. Of the 34.0 million shares, 14.5 million shares were delivered to Mr. Roy at the closing of the transaction on August 29, 2003 and an aggregate of 19.5 million shares were held in escrow by an escrow agent. The terms of the escrow provide for the release of the shares upon the occurrence of certain developments relating to the outcome of oil and natural gas exploration and development activities conducted on the KG Block. On August 27, 2004, 14.5 million shares were released to Mr. Roy from escrow upon the commencement of a drilling program on the KG Block. The final 5.0 million shares remaining in escrow will be released only if a commercial discovery is declared on the KG Block. In addition to the shares of Common Stock, the Company delivered to Mr. Roy a US$2.0 million promissory note, of which US$500,000 was paid on the closing of the transaction on August 29, 2003, US$500,000 was paid on October 15, 2003, US$500,000 was paid on January 15, 2004 and US$500,000 was paid on June 30, 2004. The note did not accrue interest. The note was secured by the outstanding stock of GeoGlobal India which has subsequently been released. As a consequence of the transaction, Mr. Roy held as of the closing of the transaction an aggregate of 34.0 million shares of our outstanding Common Stock, or approximately 69.3% of the shares outstanding, assuming all shares held in escrow are released to him. The terms of the transaction provide that Mr. Roy is to have the right to vote all 34.0 million shares following the closing, including the shares during the period they are held in escrow. Shares not released from the escrow will be surrendered back to GeoGlobal.
As discussed in note 1, the acquisition of GeoGlobal India by GeoGlobal was accounted for as a reverse takeover transaction. As a result, the cost of the transaction was determined based upon the net assets of GeoGlobal deemed to have been acquired. These consolidated financial statements include the results of operations of GeoGlobal from the date of acquisition. The net identifiable assets acquired of GeoGlobal were as follows:

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
December 31, 2005
7.	Related Party Transactions
Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.
a)	Note payable

On August 29, 2003, as part of the Acquisition (note 6), a US$2,000,000 promissory note was issued to the sole shareholder of GeoGlobal India. On each of August 29, 2003, October 15, 2003, January 15, 2004 and June 30, 2004, US$500,000 of the note was repaid. The promissory note was non-interest bearing and the capital stock of GeoGlobal India collateralized the repayment of the note. The collateral has been released.

b)	Roy Group (Mauritius) Inc.

Roy Group (Mauritius) Inc. is related to the Company by common management and is controlled by a director of the Company who is also a principal shareholder of the Company. On March 27, 2003, the Company entered into a Participating Interest Agreement (note 3d) with the related party.

c)	Roy Group (Barbados) Inc. (“Roy Group”)

Roy Group is related to the Company by common management and is controlled by a director of the Company who is also a principal shareholder of the Company. On August 29, 2003, the Company entered into a Technical Services Agreement (“TSA”) with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company. Roy Group receives consideration of US$250,000 per year for an initial term of three years plus a bonus for the year ended December 31, 2005 of US$60,000 as outlined and recorded below:

				Period from
				Inception,
	Year ended	Year ended	Year ended	Aug 21, 2002
	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	to Dec 31, 2005
	US $	US $	US $	US$

Consolidated Statement of Operations
Consulting fees	62,000	50,000	16,667	128,667
Consolidated Balance Sheets
Property and equipment
Exploration costs — India (note 3a)	248,000	200,000	66,666	514,666

	310,000	250,000	83,333	643,333

Roy Group was also reimbursed for medical insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed by third parties incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	45,430	19,640	40,649	105,719
Consolidated Balance Sheets
Accounts receivable	1,020	20,350	—	21,370
Property and equipment
Exploration costs — India (note 3a)	127,295	87,165	61,412	297,797
Computer and office equipment	1,610	8,064	—	37,595

	175,355	135,219	102,061	462,481

At December 31, 2005, the Company owed Roy Group (Barbados) Inc. US$169,181 (December 31, 2004 — US$16,103) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA. These amounts bear no interest and have no set terms of repayment.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
7.	Related Party Transactions (continued)

d)	D.I. Investments Ltd. (“D.I.”)

D.I. is related to the Company by common management and is controlled by a director of the Company. DI charged consulting fees for services rendered as outlined and recorded below:

Period from
Inception,
	Year ended	Year ended	Year ended	Aug 21, 2002
	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	to Dec 31, 2005
	US $	US $	US $	US$

Consolidated Statement of Operations
Consulting fees	150,000	120,000	61,715	331,715

DI was also reimbursed for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative
Office costs	54,062	65,073	33,802	159,135
Travel, hotel, meals and entertainment	5,121	3,344	39,045	47,510
Consolidated Balance Sheets
Accounts receivable	14,165	—	—	14,165

	73,348	68,417	72,847	220,810

At December 31, 2005, the Company owed D.I. US$70,309 (December 31, 2004 –US$nil) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.
e)	Amicus Services Inc. (“Amicus”)

Amicus is related to the Company by virtue of being controlled by the brother of a director of the Company. Amicus charged as consulting fees for services rendered as outlined below:

Consolidated Statement of Operations
Consulting fees	35,713	33,921	14,469	84,103

Amicus was also reimbursed for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	685	1,961	168	2,814
Consolidated Balance Sheets
Accounts receivable	2,530	967	3,052	6,549
Computer and office equipment	—	1,599	—	1,599

	3,215	4,527	3,220	10,962

At December 31, 2005, the Company owed Amicus Services Inc. US$4,962 (December 31, 2004 – US$3,521) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
8.	Income Taxes

a)	Income tax expense

The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes. This difference results from the following items:

				Period from
				Inception,
	Year ended	Year ended	Year ended	Aug 21, 2002
	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	to Dec 31, 2005
	US $	US $	US $	US$

Net loss before income taxes	(480,980)	(867,496)	(477,695)	(1,839,984)
Expected US tax rate	40.66%	40.66%	40.66%	40.66%

Expected income tax recovery	(195,567)	(352,724)	(194,231)	(748,340)
Excess of expected tax rate over tax rate of foreign affiliates	67,017	54,623	70,932	19,572

	(128,550)	(298,101)	(123,299)	(555,768)
Valuation allowance	125,835	293,552	122,208	547,520
Other	2,715	4,549	1,091	8,248

Income tax recovery	—	—	—	—

b)	Deferred income taxes

The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized. The components of the net deferred income tax asset consist of the following temporary differences:

	Dec 31, 2005	Dec 31, 2004
	US $	US $

Difference between tax base and reported amounts of depreciable assets	25,871	2,679
Non-capital loss carry forwards	18,907,135	524,904

	18,933,006	527,583
Valuation allowance	(18,933,006)	(527,583)

Deferred income tax asset	—	—

c)	Loss carry forwards

At December 31, 2005, the Company has US$18,907,135 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

	Amount	Expiry Dates
Tax Jurisdiction	US $	Commence

United States	18,526,041	2006
Canada	40,906	2010
Barbados	340,188	2012

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
9.	Segmented Information
The Company’s petroleum and natural gas exploration and development activities are conducted in India. Management of the Company considers the operations of the Company as one operating segment. The following information relates to the Company’s geographic areas of operation.

	Dec 31, 2005	Dec 31, 2004
	Property and equipment	Property and equipment
	US $	US $

Canada	89,826	97,482
India	2,216,663	684,110

	2,306,489	781,592

10.	Commitments, Contingencies and Guarantees

a)	Restricted cash

The Company has provided to the GOI two irrevocable letters of credit totalling US$392,485 (Mehsana US$195,055 and Sanand/Miroli US$197,430) (December 31, 2004 – US$206,796) secured by term deposits of the Company in the same amount as guarantees for the performance of the minimum work commitments for the budget period ending March 31, 2006 of Phase I of both of these Cambay Blocks.

b)	Production Sharing Contracts

The Company is required to expend funds on the exploration activities to fulfill the terms of the minimum work commitment based on our participating interest for Phase I pursuant to the PSC’s in respect of each of our exploration blocks as follows:
i)	Mehsana — Acquire, process and interpret 75 square kilometers of 3D seismic and drill 7 exploratory wells between 1,000 and 2,200 meters.

ii)	Sanand/Miroli — Acquire, process and interpret 200 square kilometers of 3D seismic and drill 12 exploratory wells between 1,500 and 3,000 meters.

iii)	Ankleshwar — Acquire, process and interpret 448 square kilometers of 3D seismic and drill 14 exploratory wells between 1,500 and 2,500 meters.

iv)	DS Block — Gravity and geochemical surveys and a 12,000 line kilometer aero magnetic survey.
Under the terms of all the PSC’s, the Company is required to keep in force a financial and performance guarantee.
c)	Tarapur Block

As the holder of a participating interest in the Tarapur Block, the Company will be required to fund its 20% share of all further exploration and development costs incurred on the exploration block. To December 31, 2005, US$579,572 has been paid to GSPC under the terms of the Company’s agreement with GSPC. Subsequent to the year end, a further US$397,000 has been paid to GSPC. The Company has committed to expend an aggregate of approximately US$1.2 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over the period ending November 22, 2007. Under the terms of the agreement, the Company will be required to keep in force a financial and performance guarantee securing its performance under the Tarapur PSC.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
10.	Commitments, Contingencies and Guarantees (continued)

d)	KG Block

Under the terms of our PSC relating to the KG Block, the first phase of the exploration period was to expire on September 11, 2005. The PSC provides that by the end of the first phase, the contracting parties, in addition to other parts of the work program which have been completed, shall have drilled at least fourteen wells. Through March 11, 2006, four wells had been drilled on the exploration block, leaving ten wells to be drilled. The PSC provides that, if at the end of an exploration phase a work program for that phase is not completed, the time for completion of the exploration program for that phase is to be extended for a period necessary to enable completion but not exceeding six months provided the parties (i) submit a request by written notice to the Government of India at least thirty days prior to the expiration of the relevant phase, (ii) can show technical or other good reasons for the non-completion of the work program, and (iii) the management committee gives its consent to the extension. Any such extension that is granted is to be deducted from the next succeeding exploration phase.

On August 5, 2005, a written notice requesting the six month extension was submitted and on August 29, 2005, the management committee consented to the extension of six months to March 11, 2006 and deducted the six month extension from the Phase II exploration period.

On February 24, 2006, the management committee for the KG Block recommended a further extension of twelve months to March 11, 2007 which is also to be deducted from the second phase of the exploration program. As a further condition to the extension, the management committee recommended that GSPC be required to provide a bank guarantee as to 50% of the unfinished work program, which GSPC has agreed to provide. As at April 12, 2006, approval of this extension from the Government of India is still pending.

Under the terms of the PSC, in the event the ten remaining wells are not drilled by March 11, 2007, the Government of India would have the right to assert that the contracting parties have failed to comply with or have contravened a material provision of the PSC. Under such circumstances, the PSC will be subject to termination by the Government of India on ninety days written notice, unless such failure of compliance or contravention is remedied within the ninety-day period or such extended period as may be granted by the Government of India. In the event the PSC is terminated by the Government of India, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the PSC is to pay to the Government of India its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase. However, termination of the PSC by the Government of India would result in the loss of our interest in the KG Block other than areas determined to encompass commercial discoveries. To December 31, 2005, exploration costs related to the KG Block capitalized in the Company’s accounts amount to US$977,692.

11.	Comparative Figures

a)	As a result of the reverse takeover outlined in note 6, the comparatives are those of the continuing entity for accounting purposes and are for the years ended December 31, 2005, 2004 and 2003.

b)	As the Company is in its development stage, these are the accumulated amounts of the continuing entity for the period from inception, being August 21, 2002 to December 31, 2005.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005
12.	Subsequent Event
On January 25, 2006, the registration statement filed by the Company with the US Securities and Exchange Commission under the Act with respect to the registration for resale of 6,573,744 shares of the Company’s common stock by the holders was declared effective. The shares registered for resale include the common stock issued in the Company’s September 2005 financing, the shares of common stock issuable on exercise of the 2005 Purchase Warrants and the Compensation Options issued in this financing.
13.	Recent Accounting Standards

a)	On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company was planning to adopt Statement 123(R) on January 1, 2005, however, on April 14, 2005, the Securities Exchange Commission provided for a phased-in implementation process for Statement 123(R). As such, the Company delayed the implementation until January 1, 2006.

The Company adopted Statement 123(R) using the modified prospective method on January 1, 2006 which will require the Company to recognize in the income statement a charge of $593,023 over the next 4 years.

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

The Company adopted FAS 154 on January 1, 2006, and there is no current impact.

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

Signature	Title	Date
/s/ Jean Paul Roy	President, Chief Executive Officer and	April 12, 2006
Jean Paul Roy	Director

/s/ Allan J. Kent	Executive Vice President, Chief	April 12, 2006
Allan J. Kent	Financial Officer and Director

/s/ Brent J. Peters Brent J. Peters	Director	April 12, 2006

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	April 12, 2006

/s/ Michael J. Hudson Michael J. Hudson	Director	April 12, 2006

/s/ Dr. Avinash Chandra Dr. Avinash Chandra	Director	April 12, 2006