Form 10QSB
period 2006-03-31
GEOGLOBAL RESOURCES INC
filed 2006-05-12
CIK 896726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006;
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
SUITE 310, 605 — 1 STREET SW, CALGARY, ALBERTA, CANADA T2P 3S9

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

YES ☑	NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 11, 2005

COMMON STOCK, PAR VALUE $.001 PER SHARE	64,159,755
Transitional Small Business Disclosure Format

YES ☐	NO ☑

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (Unaudited)	3

	Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005 and from inception on August 21, 2002 to March 31, 2006 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005 and from inception on August 21, 2002 to March 31, 2006 (Unaudited)	5

	Notes to the Consolidated Financial Statements as at March 31, 2006 (Unaudited)	6-20

Item 2.	Management’s Discussion and Analysis and Plan of Operations	21

Item 3.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 6.	Exhibits	35

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
	US $	US $

Assets
Current
Cash and cash equivalents	37,178,205	36,037,388
Restricted cash (note 10a)	428,859	392,485

	37,607,064	36,429,873
Accounts receivable and prepaids	275,754	144,753
Cash call receivable	68,368	49,947

	37,951,186	36,624,573

Property and equipment (note 3)
Exploration costs, not subject to depletion	4,443,644	2,216,663
Computer and office equipment, net	120,394	89,826

	4,564,038	2,306,489

	42,515,224	38,931,062

Liabilities
Current
Accounts payable	495,533	159,145
Accrued liabilities (note 3e)	1,129,300	43,500
Due to related companies (notes 7c, 7d and 7e)	163,096	244,452

	1,787,929	447,097

Stockholders’ Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each 1,000,000 preferred shares with a par value of US$0.01 each
Issued
63,934,755 common shares (December 31, 2005 - 62,954,255)	49,341	48,361
Additional paid-in capital (note 4)	42,549,664	40,275,588
Deficit accumulated during the development stage	(1,871,710)	(1,839,984)

	40,727,295	38,483,965

	42,515,224	38,931,062

See Commitments, Contingencies and Guarantees (note 3e and 10)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			Inception,
	Three months ended	Three months ended	Aug 21, 2002
	Mar 31, 2006	Mar 31, 2005	to Mar 31, 2006
	US $	US $	US $
			(note 11)
Expenses (notes 7c, 7d and 7e)
General and administrative	187,109	106,592	1,291,825
Consulting fees	78,917	49,839	752,249
Professional fees	35,741	20,639	537,156
Depreciation	9,689	11,420	171,676

	311,456	188,490	2,752,906

Other expenses (income)
Consulting fees recovered	—	—	(66,025)
Equipment costs recovered	—	—	(19,395)
Gain on sale of equipment	—	—	(42,228)
Stock-based compensation	118,808	—	118,808
Foreign exchange loss	1,331	3,034	23,141
Interest income	(399,869)	(14,677)	(895,497)

	(279,730)	(11,643)	(881,196)

Net loss and comprehensive loss for the period (note 8)	(31,726)	(176,847)	(1,871,710)

Net loss per share — basic and diluted (note 4f)	(0.00)	(0.00)

The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			Inception,
	Three months ended	Three months ended	Aug 21, 2002
	Mar 31, 2006	Mar 31, 2005	to Mar 31, 2006
	US $	US $	US $

Cash flows provided by (used in) operating activities
Net loss	(31,726)	(176,847)	(1,871,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,689	11,420	171,676
Gain on sale of equipment	—	—	(42,228)
Stock-based compensation	118,808	—	118,808
Changes in operating assets and liabilities:
Accounts receivable and prepaids	(131,001)	(3,043)	(200,754)
Accounts payable	53,111	32,511	58,033
Accrued liabilities	(32,200)	(15,500)	11,300
Due to related companies	(81,356)	3,694	121,340

	(94,675)	(147,765)	(1,633,535)

Cash flows provided by (used in) investing activities
Property and equipment
Exploration costs	(2,226,981)	(916,506)	(4,443,644)
Computer and office equipment	(40,257)	(9,206)	(332,642)
Proceeds on sale of equipment	—	—	82,800
Cash acquired on acquisition (note 6)	—	—	3,034,666
Restricted cash (note 10a)	(36,374)	—	(428,859)
Changes in investing assets and liabilities:
Cash call receivable	(18,421)	12,604	(68,368)
Accounts payable	294,077	—	388,492
Accrued liabilities	1,118,000	259,651	1,118,000

	(909,956)	(653,457)	(649,555)

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	2,169,800	—	43,478,650
Share issuance costs	(13,552)	—	(2,105,413)
Changes in financing liabilities:
Note payable (note 7a)	—	—	(2,000,000)
Accounts payable	(10,800)	—	61,078
Due to related companies	—	—	26,980

	2,145,448	—	39,461,295

Net increase (decrease) in cash and cash equivalents	1,140,817	(801,222)	37,178,205

Cash and cash equivalents, beginning of period	36,037,388	4,419,598	—

Cash and cash equivalents, end of period	37,178,205	3,618,376	37,178,205

Cash and cash equivalents
Current bank accounts	629,290	137,049	629,290
Term deposits	36,548,915	3,481,327	36,548,915

	37,178,205	3,618,376	37,178,205

The accompanying notes are an integral part of these Consolidated Financial Statements

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
2.	Basis of presentation (continued)

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

b)	Stock-based compensation

The Company adopted Statement of financial Accounting Standards 123(R) using the modified-prospective-transaction method on January 1, 2006. Under this method, the Company is required to recognize compensation costs for stock-based compensation arrangements with employees, consultants and directors based on their grant-date fair values over the vesting period.

In prior periods, the Company was required only to provide pro-forma basis impact on net loss and net loss per share. For the three month period ended March 31, 2005, the stock-based compensation was US$1,503,894 resulting in a net loss pro-forma of US$1,680,741 and a net loss per share pro-forma of US$0.03.

On January 1, 2006, the impact of the adoption of the method will require the Company to recognize a charge of US$367,596 over the next 3 years vesting period for past stock-based compensation options granted. Of this amount, US$118,808 was recognized in the three month period ended March 31, 2006.

3.	Property and Equipment

	Balance Sheet as at
	US $
	March 31, 2006	December 31, 2005

Exploration and development — India
Exploration costs incurred in:
2002	21,925	21,925
2003	156,598	156,598
2004	460,016	460,016
2005	1,578,124	1,578,124

	2,216,663	2,216,663
2006	2,226,981	—

	4,443,644	2,216,663

Computer and office equipment
Computer and office equipment	249,842	209,585
Accumulated depreciation	(129,448)	(119,759)

	120,394	89,826

	4,564,038	2,306,489

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
3.	Property and Equipment (continued)

a)	Exploration costs — India

The exploration costs incurred to date are not subject to depletion and cover six exploration blocks, known as the KG Block, the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block, the DS Block and the Tarapur Block. It is anticipated that all or certain of these exploration costs may be subject to depletion no earlier than the 2007 fiscal year.

b)	Capitalized overhead costs

Included in the US$2,226,981 of exploration cost additions during the three months ended March 31, 2006 (year ended December 31, 2005 — US$1,578,124) are certain overhead costs capitalized by the Company in the amount of US$567,504 (year ended December 31, 2005 — US$469,268) directly related to the exploration activities in India. Of the capitalized overhead amount, US$461,766 (year ended December 31, 2005 — US$145,773) was paid to third parties and $nil (year ended December 31, 2005 — US$51,800) was recovered from third parties. The balance of US$105,738 was paid to and on behalf of a related party (year ended December 31, 2005 - US$375,295) (see note 7c). These costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 3c).

c)	Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a CIA with GSPC, which grants the Company a 10% carried interest (net 5% — see note 3d) in the KG Block. The CIA provides that GSPC is responsible for GeoGlobal’s entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the CIA, all of GeoGlobal’s and Roy Group (Mauritius) Inc.’s (“RGM”), a related party (note 7b), proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the KG Block. GeoGlobal is not entitled to any share of production until GSPC has recovered the Company’s share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.

As at March 31, 2006, GSPC has incurred costs of Rs 72.92 crore (approximately US$16.2 million) (December 31, 2005 — Rs 63.31 crore (approximately US$14.1 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
3.	Property and Equipment (continued)

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

On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% participating interest in the onshore Tarapur Exploration Block (CB-ON/2). The assignment of the 20% interest is subject to obtaining the consent of the GOI to the assignment which consent has not yet been obtained. Based on the Company’s past experience as a party to other PSC’s with GSPC and its relationship with GSPC, the Company believes that such consent from the GOI will be forthcoming. In the event such consent is not obtained, the assignment would be terminated. Under such circumstances, the Company intends to negotiate an alternative acceptable arrangement with GSPC. The amount of US$2,098,277 has been included in Exploration costs — India at March 31, 2006 under the terms of the Company’s agreement with GSPC. Of this amount, US$976,527 has been paid to GSPC and US$1,118,000 has been recorded in accrued liabilities.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
4.	Capital Stock

a)	Common shares

			Additional
		Capital	paid-in
	Number of	stock	capital
	shares	US $	US $

Balance at December 31, 2002	1,000	64	—

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	—	—	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 6)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 4c)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	—	—	(483,325)

	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker warrants exercised for cash	39,100	39	58,611

	154,100	154	213,396

Balance as at December 31, 2004	55,207,455	40,615	6,831,434

2005 Transactions
Options exercised for cash (note 4e)	739,000	739	1,004,647
2003 Purchase warrants exercised for cash (note 4d(i))	2,214,500	2,214	5,534,036
Broker warrants exercised for cash (note 4d(ii))	540,900	541	810,809
September 2005 private placement financing (note 4b)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 4b)	—	—	(1,541,686)

	7,746,800	7,746	33,444,154

Balance as at December 31, 2005	62,954,255	48,361	40,275,588

2006 Transactions
Options exercised for cash (note 4e(i))	195,000	195	205,855
2003 Purchase warrants exercised for cash (note 4d(i))	785,500	785	1,962,965
Share issuance costs on private placement (note 4b)	—	—	(13,552)
Stock-based compensation (note 5b)	—	—	118,808

	980,500	980	2,274,076

Balance as at March 31, 2006	63,934,755	49,341	42,549,664

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
4.	Capital Stock (continued)

b)	September 2005 Financing

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

Costs of US$1,555,238 were incurred in issuing shares in these transactions which included a fee of US$1,268,436 paid to Jones Gable & Company Limited with respect to the sale of the 3,252,400 Units, and, in addition, Compensation Options were issued to Jones Gable & Company Limited entitling it to purchase an additional 195,144 Units at an exercise price of US$6.50 per Unit through their expiration in September 2007. Compensation Options are also subject to accelerated expiration on the same terms and conditions as the warrants issued in the transaction.

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

During the three months ended March 31, 2006, the remaining 2003 Purchase Warrants were exercised which resulted in the issuance of 785,500 common shares for gross proceeds of US$1,963,750. As at March 31, 2006, no 2003 Purchase Warrants remain to be exercised.

ii)	2005 Purchase Warrants

As at March 31, 2006, all of the 2005 Purchase Warrants remained outstanding, which if exercised, would result in the issuance of 2,126,200 common shares for gross proceeds of US$19,135,800.

iii)	Compensation Option Warrants

As at March 31, 2006, none of the 97,572 Compensation Option Warrants have been issued as a result of the Compensation Options not yet being exercised. If the Compensation Options are exercised and the Compensation Option Warrants issued, if exercised, would result in the issuance of 97,572 common shares for gross proceeds of US$878,148.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
4.	Capital Stock (continued)
e)	Options
i)	Stock Options

During the three months ended March 31, 2006, 195,000 (December 31, 2005 — 739,000) options were exercised at various prices between US$1.01 and US$1.18 for gross proceeds of US$206,050 (December 31, 2005 — US$1,005,385).

ii)	Compensation Options

As at March 31, 2006, none of the 195,144 Compensation Options were exercised. When fully exercised, the Compensation Options would result in the issuance of 97,572 compensation option warrants, and the issuance of 195,144 common shares for gross proceeds of US$1,268,436.
f)	Weighted-average number of shares

For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the three months ended March 31, 2006 was 58,542,772 (three months ended March 31, 2005 — 50,207,455). The number for the three months ended March 31, 2006 and 2005 excludes the 5,000,000 shares currently held in escrow (note 6).
5.	Stock Options

a)	The Company’s 1998 Stock Incentive Plan

Under the terms of the 1998 Stock Incentive Plan (the “Plan”), as amended, 8,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan. As at March 31, 2006, the Company had 1,875,697 (December 31, 2005 — 1,875,697) common shares remaining for issuance under the Plan. The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval. The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

b)	Stock-based compensation

The Company adopted Statement of Financial Accounting Standards 123(R) using the modified-prospective-transition method on January 1, 2006. Under this method, the Company is required to recognize compensation costs for stock-based compensation arrangements with employees, consultants and directors based on their grant-date fair values over the vesting period.

In prior periods, the Company was required only to provide pro-forma basis impact on net loss and net loss per share. For the three month period ended March 31, 2005, the stock-based compensation was US$1,503,894 resulting in a pro-forma net loss of US$1,680,741 and a pro-forma net loss per share of US$0.03.

On January 1, 2006, the impact of this adoption requires the Company to recognize a charge of US$367,596 over the next 3 years vesting at various times as outlined in note 5(c) for past stock-based compensation options granted. Of this amount, US$118,808 was recognized in the three month period ended March 31, 2006.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
5.	Stock Options (continued)

The fair value of each option granted was estimated on the date of the grant using the Modified Black-Scholes option-pricing model with the following assumptions:

	March 31, 2006	December 31, 2005	March 31, 2005
	US $	US $	US $

Black-Scholes Assumptions
Fair value of stock options granted (1)	$0.48	$0.48	$0.36
Risk-free interest rate	2.75%	2.75%	2.75%
Volatility	95%	95%	103%
Expected life (1)	0.9 years	0.9 years	0.8 years
Dividend yield	0%	0%	0%

(1)	weighted-average
c)	Stock option table

These options were granted for services provided to the Company:

	Option				Granted	Cancelled (c)			Balance
Grant	exercise	Expiry	Vesting	Balance	during	Exercised (e)		Balance	exercisable
date	price	date	date	Dec 31, 2005	the period	during the period		Mar 31, 2006	Mar 31, 2006
(mm/dd/yy)	US $	(mm/dd/yy)	(mm/dd/yy)	#	#	#		#	#

12/09/03	1.18	08/31/06	Vested	1,751,500	—	30,000	(e)	1,721,500	1,721,500
12/30/03	1.50	08/31/06	Vested	345,000	—	—		345,000	345,000
01/17/05	1.01	08/31/06	Vested	729,500	—	140,000	(e)	589,500	589,500
01/18/05	1.10	08/31/08	Vested	450,000	—	—		450,000	450,000
01/18/05	1.10	08/31/08	08/15/06	150,000	—	—		150,000	—
01/25/05	1.17	08/31/06	Vested	25,000	—	25,000	(e)	—	—
06/14/05	3.49	06/14/15	06/14/06	150,000	—	—		150,000	150,000
08/24/05	6.50	08/24/08	Vested	60,000	—	—		60,000	60,000
08/24/05	6.50	08/24/08	08/31/06	50,000	—	—		50,000	—
10/03/05	6.81	10/03/15	10/03/06	16,666	—	—		16,666	—
10/03/05	6.81	10/03/15	10/03/07	16,667	—	—		16,667	—
10/03/05	6.81	10/03/15	10/03/08	16,667	—	—		16,667	—

				3,761,000	—	195,000		3,566,000	3,316,000

i)	As at March 31, 2006, there were 3,566,000 options outstanding at various prices which, if exercised, would result in total proceeds of US$5,383,265.

ii)	During the three months ended March 31, 2006, there were 195,000 options exercised for total proceeds of $206,050.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
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
March 31, 2006
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

Roy Group is related to the Company by common management and is controlled by a director of the Company who is also a principal shareholder of the Company. On August 29, 2003, the Company entered into a Technical Services Agreement (“TSA”) with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company. On January 31, 2006, the terms of the agreement were amended to extend the term of the agreement from August 31, 2006 to December 31, 2007. Roy Group receives consideration of US$350,000 per year as outlined and recorded below:

			Period from
			Inception,
			Aug 21, 2002
	Mar 31, 2006	Mar 31, 2005	to Mar 31, 2006
	US $	US $	US$

Consolidated Statements of Operations
Consulting fees	17,500	12,500	146,167
Consolidated Balance Sheets
Property and equipment
Exploration costs — India (note 3a)	70,000	50,000	584,666

	87,500	62,500	730,833

Roy Group was also reimbursed for medical insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed by third parties incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative	34,100	1,489	139,819
Consolidated Balance Sheets
Accounts receivable	—	15	21,370
Property and equipment
Exploration costs — India (note 3a)	35,738	12,543	333,535
Computer and office equipment	—	—	37,595

	69,838	14,047	532,319

At March 31, 2006, the Company owed Roy Group (Barbados) Inc. US$145,167 (December 31, 2005 - US$169,181) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA. These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
7.	Related Party Transactions (continued)

d)	D.I. Investments Ltd. (“D.I.”)

D.I. is related to the Company by common management and is controlled by a director of the Company. DI charged consulting fees for services rendered as outlined and recorded below:

			Period from
			Inception,
			Aug 21, 2002
	Mar 31, 2006	Mar 31, 2005	to Mar 31, 2006
	US $	US $	US$

Consolidated Statements of Operations
Consulting fees	46,250	30,000	377,965

DI was also reimbursed for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative
Office costs	13,181	13,599	172,316
Travel, hotel, meals and entertainment	92	1,250	47,602
Consolidated Balance Sheets
Accounts receivable	4,130	2,921	18,295

	17,403	17,770	238,213

At March 31, 2006, the Company owed D.I. US$13,929 (December 31, 2005 -US$70,309) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.
e)	Amicus Services Inc. (“Amicus”)

Amicus is related to the Company by virtue of being controlled by the brother of a director of the Company. Amicus charged as consulting fees for services rendered as outlined below:

Consolidated Statements of Operations
Consulting fees	13,882	6,110	97,985

Amicus was also reimbursed for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative	—	—	2,814
Consolidated Balance Sheets
Accounts receivable	692	428	7,241
Computer and office equipment	—	—	1,599

	692	428	11,654

At March 31, 2006, the Company owed Amicus Services Inc. US$4,000 (December 31, 2005 - US$4,962) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
8.	Income Taxes

a)	Income tax expense

The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes. This difference results from the following items:

			Period from
			Inception,
			Aug 21, 2002
	Mar 31, 2006	Mar 31, 2005	to Mar 31, 2006
	US $	US $	US$

Net loss before income taxes	(31,726)	(176,847)	(1,871,710)
Expected US tax rate	40.66%	40.66%	40.66%

Expected income tax recovery	(12,900)	(71,906)	(761,240)
Excess of expected tax rate over tax rate of foreign affiliates	8,137	13,057	200,709

	(4,763)	(58,849)	(560,531)

Valuation allowance	4,206	57,797	551,726
Other	557	1,052	8,805

Income tax recovery	—	—	—

b)	Deferred income taxes

The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized. The components of the net deferred income tax asset consist of the following temporary differences:

	Mar 31, 2006	Dec 31, 2005
	US $	US $

Difference between tax base and reported amounts of depreciable assets	25,871	25,871
Non-capital loss carry forwards	6,951,229	7,556,646

	6,977,100	7,582,517
Valuation allowance	(6,977,100)	(7,582,517)

Deferred income tax asset	—	—

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
8.	Income Taxes (continued)

c)	Loss carry forwards

At March 31, 2006, the Company has US$17,465,213 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

	Amount	Expiry Dates
Tax Jurisdiction	US $	Commence

United States	17,033,278	2006
Canada	40,957	2010
Barbados	390,978	2012
9.	Segmented Information
The Company’s petroleum and natural gas exploration and development activities are conducted in India. Management of the Company considers the operations of the Company as one operating segment. The following information relates to the Company’s geographic areas of operation.

	March 31, 2006	December 31, 2005
	Property and equipment	Property and equipment
	US $	US $

Canada	120,394	89,826
India	4,443,644	2,216,663

	4,564,038	2,306,489

10.	Commitments, Contingencies and Guarantees

a)	Restricted cash
i)	The Company has provided to the GOI two irrevocable letters of credit totalling US$394,589 (Mehsana US$195,055 and Sanand/Miroli US$199,534) (December 31, 2005 - US$392,485) secured by term deposits of the Company in the same amount. These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period ending March 31, 2006 of Phase I of both of these Cambay Blocks. The PSC’s contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant’s share of the minimum work program for a particular phase, to be undertaken during the year. This work program to be undertaken is presented annually to the management committee for approval for the period April 1 through March 31. The work programs and their related budgets have not yet been approved for the year April 1, 2006 to March 31, 2007. We anticipate amending our bank guarantee accordingly upon the approval of the annual budget for the period ending March 31, 2007.

ii)	The Company has provided to their bankers as security for credit cards issued to employees for business purposes a term deposit in the amount of US$34,270 (Cdn$40,000).

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
10.	Commitments, Contingencies and Guarantees (continued)

b)	Production Sharing Contracts

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
In the event the Company fails to fulfill any of these minimum work programs, the Company must pay to the GOI their proportionate share of the amount that would be required to complete the minimum work program.
Under the terms of all the PSC’s, the Company is also required to keep in force a financial and performance guarantee.
c)	Tarapur Block

As the holder of a participating interest in the Tarapur Block, the Company will be required to fund its 20% share of all further exploration and development costs incurred on the exploration block. To March 31, 2006, US$2,098,277 has been incurred under the terms of the Company’s agreement with GSPC. Of this amount, US$976,527 has been paid to GSPC and an additional US$1,118,000 has been accrued for costs incurred to March 31, 2006. The Company has budgeted to expend an additional aggregate of approximately US$2.5 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over the period April 1, 2006 to March 31, 2007. Under the terms of the agreement, the Company will be required to keep in force a financial and performance guarantee securing its performance under the Tarapur PSC.

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2006
10.	Commitments, Contingencies and Guarantees (continued)

On February 24, 2006, the management committee for the KG Block recommended a further extension of twelve months to March 11, 2007 which is also to be deducted from the second phase of the exploration program. As a further condition to the extension, the management committee recommended that GSPC be required to provide a bank guarantee as to 50% of the unfinished work program, which GSPC has agreed to provide. As at May 11, 2006, approval of this extension from the Government of India is still pending.

Under the terms of the PSC, in the event the ten remaining wells are not drilled by March 11, 2007, the Government of India would have the right to assert that the contracting parties have failed to comply with or have contravened a material provision of the PSC. Under such circumstances, the PSC will be subject to termination by the Government of India on ninety days written notice, unless such failure of compliance or contravention is remedied within the ninety-day period or such extended period as may be granted by the Government of India. In the event the PSC is terminated by the Government of India, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the PSC is to pay to the Government of India its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase. However, termination of the PSC by the Government of India would result in the loss of our interest in the KG Block other than areas determined to encompass commercial discoveries. To December 31, 2005, exploration costs related to the KG Block capitalized in the Company’s accounts amount to US$1,545,196.

11.	Comparative figures

As the Company is in its development stage, these are the accumulated amounts of the continuing entity for the period from inception, being August 21, 2002 to March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
General
The following discussion and analysis of our financial condition or plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Consolidated Financial Statements and the related Notes appearing elsewhere in this Quarterly Report. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results and business plans discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. For further information, refer to the consolidated financial statements and footnotes and management’s discussion and analysis thereto included in the Company’s annual report on Form 10KSB for the year ended December 31, 2005.
Our Business Activities
We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves. We initiated these activities in 2003. Through March 31, 2006, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contract’s (“PSC’s”) entered into with the Government of India (“GOI”).
At March 31, 2006, we have entered into agreements with respect to six exploration blocks as follows:
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
A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 TO MARCH 31, 2005
Statements of Operations
Three months ended March 31, 2006 and 2005
During the three months ended March 31, 2006, we had expenses of $311,456 compared with expenses of $188,490 during the three months ended March 31, 2005. This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities.
Our general and administrative expenses increased to $187,109 from $106,592. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services. The increase is primarily a result of an increase in our State of Delaware franchise tax due to our increased capitalization, increase in our salaries due to the increase in our addition of new staff members, and an overall increase due to the increase in our oil and gas activities.

Our consulting fees increased to $78,917 during the three months ended March 31, 2006 from $49,839 in the prior three month period. These consulting fees reflect $17,500 (2005 — $12,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. The remaining increase is consistent with the increased scale of our participation in oil and gas activities.
Professional fees increased to $35,741 during the three months ended March 31, 2006 from $20,639 during the three months ended March 31, 2005. Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements. The increase is mostly attributable to an approximately $12,000 increase in our fees paid to our lawyers for additional work incurred on our new NELP V joint operating agreements during the three month period ending March 31, 2006 as compared to 2005.
Our other expenses and income during the three months ended March 31, 2006 resulted in income of $279,730 versus $11,643 for the same period in 2005. Included in other expenses and income is a foreign exchange loss of $1,331 compared to a loss in 2005 of $3,034. Our increase in interest income to $399,869 from $14,667 for the three months ended March 31, 2005 is a result of the significant increase in the size of the cash balances we held during the period as compared to 2005 as well as an increase in the US prime rate.
Reflecting the increase in our interest income during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, we reduced our net loss to $31,726 compared to a net loss of $176,847 in 2005.
We capitalized overhead costs directly related to our exploration activities in India. During the three months ended March 31, 2006, these capitalized overhead costs were $567,504 as compared to $64,724 during the three months ended March 31, 2005. This increase is consistent with the increased scale of our participation in oil and gas exploration activities.
Liquidity and Capital Resources
At March 31, 2006, our cash and cash equivalents were $37,178,205. The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.
Three months ended March 31, 2006 and 2005
The increase in our cash and cash equivalents of $1,140,817 from $36,037,388 at December 31, 2005 is primarily the result of funds used in operating and investing activities and provided by financing activities as follows:
Our net cash used in operating activities during the three months ended March 31, 2006 was $94,675 as compared to $147,765 for the three months ended March 31, 2005. This decrease is mostly as a result of a reduction of our net loss due to an increase in interest income.
Cash used by investing activities during the three months ended March 31, 2006 was $909,956 as compared to $653,457 during the three months ended March 31, 2005. This increase is a result of additional expenditures on our oil and gas activities which is consistent with the increased scale of our participation.
Cash provided by financing activities for the three months ended March 31, 2006 was $2,145,448 as compared to $nil during the three months ended March 31, 2005. Cash of $206,050 was provided from the issuance of 195,000 shares of common stock on the exercise of options in the first quarter of 2006. Cash of $1,963,750 was also provided in the first quarter of 2006 from the issuance of 785,500 shares of common stock on the exercise of the remaining 2003 purchase warrants. No options or 2003 purchase warrants were exercised in the first quarter of 2005.

The KG Block and Our Carried Interest Agreement
At March 31, 2006, GSPC, the Operator of the KG Block, has expended on exploration activities approximately $16.2 million attributable to us under the CIA as compared to $14.1 million at December 31, 2005. Of this amount, 50% is for the account of RGM. Under the terms of the CIA, GeoGlobal and RGM are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Block prior to the start date of initial commercial production.
Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Block. Preliminary estimates were that these expenditures attributable to us will total approximately $22.0 million over the 6.5 year term of the PSC. Additional drilling costs incurred in drilling to depths in excess of 5,000 meters versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in our actual costs exceeding our original preliminary estimates. As of May 11, 2006, the annual budget for the period April 1, 2006 to March 31, 2007 has been prepared and submitted to the Management Committee for approval. It is budgeted that GSPC will expend approximately $26.2 million attributed to us under the CIA over the period April 1, 2006 to March 31, 2007. We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence. As provided in the CIA, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Block.
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
The NELP IV Cambay Block Agreements
Mehsana Block & Sanand/Miroli Block
Preliminary estimates were that we would expend a minimum aggregate of approximately $2.5 million for exploration activities under the terms of the PSC’s on the Mehsana and Sanand/Miroli Cambay Blocks over a period of 6 years. At March 31, 2006, we have incurred costs of approximately $730,000 with respect to these two contracts. We estimate that our expenditures for exploration activities during the balance of the period April 1, 2006 to March 31, 2007 will be approximately $3.7 million based upon our 10% PI in these PSC’s.
At March 31, 2006, we have provided to the GOI two irrevocable letters of credit totaling $394,589 (Mehsana $195,055 and Sanand/Miroli $199,534) secured by term deposits of the Company in the same amount. These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period ending March 31, 2006 of Phase I of both of these Cambay Blocks. Upon approval of the annual budgets for the period ending March 31, 2007, we anticipate increasing our guarantee to approximately $1.3 million for both of these Cambay Blocks.
Tarapur Block Agreement
As the holder of a participating interest in the Tarapur Block, we are required to fund a 20% share of all exploration and development costs incurred on the exploration block. To March 31, 2006, estimated expenses incurred amount to $2,098,277 under the terms of our agreement with GSPC. Of this amount, $976,572 has been paid to GSPC and $1,118,000 has been accrued for estimated expenses incurred and not yet billed. We originally committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over the period ending November 22, 2007. It is expected however, that GSPC will continue to increase its current drilling activities and we have increased our estimated expenditures to $2.5 million over the period April 1, 2006 to March 31, 2007 for a total of approximately $4.6 million. Under the terms of the agreement, the Company will be required to keep in force a Financial and Performance Guarantee in an amount sufficient to secure its performance under the Tarapur PSC.

The NELP V Block Agreements
DS Block & Ankleshwar Block
On September 28, 2005, we entered into two PSC’s with the GOI covering two new onshore exploration blocks in India. The first block is the DS Block (DS-ONN-2003/1), which covers an area of approximately 3,155 sq. kms. onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India and in which we will hold a 100% participating interest (“PI”) and be the operator. The second block is the Ankleshwar Block (CB-ONN-2003/2), which covers an area of approximately 448 sq. km onshore in the State of Gujarat south-east of our three existing Cambay blocks. We are part of a consortium and hold a 10% PI in the Ankleshwar Block. GSPC is the operator of the Ankleshwar Block and holds a 50% PI, with the remainder held by GAIL (India) Ltd. as to a 20% PI and Jubilant as to a 20% PI.
Under the terms of the new PSC’s for these exploration blocks, we have committed to expend funds on the exploration and drilling of these new exploration blocks. No budgets have yet been approved by the Management Committees on these new exploration blocks, however preliminary estimates of our expenditures are approximately $1.7 million on the Ankleshwar Block and $9.6 million on the DS Block for exploration activities over a period of seven years. As at March 31, 2006, we have incurred costs of approximately $18,460 with respect to these agreements. We estimate our expenditures for exploration activities during the period April 1, 2006 to March 31, 2007 will be approximately $2.0 million based upon our PI in these PSC’s.
2006 Activities
We expect our exploration and development activities pursuant to the PSC’s we are parties to will continue throughout 2006 in accordance with the terms of those agreements.
We expect to commence drilling activities in both of our Cambay Blocks during 2006. We anticipate Jubilant, as operator of the Mehsana Block to commence the drilling of the first of seven wells in the third quarter of 2006 and to continually drill all seven wells with an expected completion date at the end of the first quarter of 2007. Similarly, we expect GSPC as operator of the Sanand/Miroli Block to commence the drilling of the first of six wells in the third quarter of 2006.
In addition, we anticipate commencing a 448 square kilometer 3D seismic acquisition program on the Ankleshwar Block in the second quarter of 2006.
Further, we may seek to participate in joint ventures bidding for the award of further PSC’s for exploration blocks expected to be awarded by the GOI in the future. As of May 11, 2006, we have no specific plans to join with others in bidding for any specific PSC’s in India. We expect that our interest in any such ventures would involve a minority PI in the venture. In addition, as opportunities arise, we may seek to acquire minority PI’s in exploration blocks where PSC’s have been heretofore awarded by the GOI. The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals. Depending upon the scope of our activities during the year 2006, we may require additional capital for the possible acquisition of further minority PI’s in PSC’s in drilling blocks heretofore awarded by the GOI. We may also require additional capital in order to participate in ventures bidding for the grant of PSC’s for future exploration blocks to be awarded by the GOI. We believe it can be expected that our interest in such ventures would be a PI. As of May 11, 2006, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to disclose the amount of any funds that may be required for these purposes. As the holder of a PI in any such possible activities, it can be expected that we will be required to contribute capital to any such ventures.
We may during the year 2006 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries. As of May 11, 2006, we have not been awarded any such interests.
We may during the year 2006 also seek to raise additional capital to support an expanded level of activities as well as our ongoing operations. No specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that if we seek to raise additional capital it will be through the sale of equity securities. As of May 11, 2006, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.
We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the balance of the year ended December 31, 2006 for our present level of operations. We do not expect to have any significant change in 2006 in our number of employees.

Cautionary Statement For Purposes Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1995
With the exception of historical matters, the matters discussed in this Quarterly Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to:
•	the statements in this Quarterly Report regarding our plans and objectives relating to our future operations,

•	plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India in which we have interests,

•	plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities and to realize revenues from the sales of those hydrocarbons.

•	our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional Production Sharing Contracts with the GOI.

•	our assumptions, plans and expectations regarding our future capital requirements,

•	our plans and intentions regarding our plans to raise additional capital,

•	the costs and expenses to be incurred in conducting exploration, well drilling, development and production activities and the adequacy of our capital to meet our requirements for our present and anticipated levels of activities are all forward-looking statements.
These statements appear, among other places, under the following captions: “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation”. If our plans fail to materialize, your investment will be in jeopardy.
•	We cannot assure you that our assumptions or our business plans and objectives discussed herein will prove to be accurate or be able to be attained.

•	We cannot assure you that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration blocks in which we have an interest.

•	Our ability to realize revenues cannot be assured. Our ability to successfully drill, test and complete producing wells cannot be assured.

•	We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required or we will have available the amounts we are required to fund under the terms of the PSC we are a party to.

•	We cannot assure you that we will be successful in joining any further ventures seeking to be granted Production Sharing Contracts by the GOI or that we will be successful in acquiring interests in existing ventures.

•	We cannot assure you that the GOI will consent to the assignment by GSPC of the 20% participating interest in the Tarapur Block or that the Company will be successful in entering into alternative acceptable arrangements on commercially favorable terms with GSPC should that consent not be forthcoming so as to protect our investment in the Tarapur Block.

•	We cannot assure you that the outcome of testing of one or more wells on the KG Block will be satisfactory and result in a commercially-productive well or that any further wells drilled on the KG Block will have commercially-successful results.

Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military or terrorist activities could have a material adverse effect on us. We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption “Risk Factors” herein. They are also described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Quarterly Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.
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
We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into five Production Sharing Contracts with the GOI. In addition, we have entered into an agreement to acquire a participating interest in a sixth PSC, subject to GOI consent. We have realized no revenues from our oil and natural gas exploration and development activities and do not claim any proved reserves of oil or natural gas. As of May 11, 2006 a venture in which we have a net 5% interest, has drilled and abandoned two wells, has drilled and tested a third well and has drilled a fourth well which is currently being tested.
As of May 11, 2006, we do not claim any proved reserves of hydrocarbons as a result of those drilling, testing and evaluation activities. Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSC’s we are a party to. There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold or have agreed to acquire an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest. Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.
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
Our interests in the exploration blocks should be considered to be highly speculative exploration opportunities that involve material risks. None of the exploration blocks in which we have an interest have any proven reserves and are not producing any quantities of oil or natural gas. Exploratory drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that wells drilled on any of the exploration blocks in which we have an interest or by any venture in which we may acquire an interest in the future will be productive or that we will receive any return or recover all or any portion of our investment. Drilling for oil and gas may involve unsuccessful or unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the operator’s control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. Drilling activities on the exploration blocks in which we hold an interest may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.
Possible Inability of Contracting Parties to Fulfill Phase One of the Minimum Work Program for the KG Block
Our PSC relating to the KG Block provides that by the end of the first phase of the exploration period the contracting parties shall have drilled at least fourteen wells. The first phase of the exploration period expired on September 11, 2005. Through May 11, 2006, four wells have been drilled on the exploration block, leaving ten wells to be drilled. On August 5, 2005, a written notice requesting the six month extension was submitted and on August 29, 2005, the management committee consented to the extension of six months to March 11, 2006 and deducted the six month extension from the Phase II exploration period. On February 24, 2006, the management committee for the KG Block recommended a further extension of twelve months to March 11, 2007 which will also be deducted from the second phase of the exploration program. As at May 11, 2006, approval of this extension from the GOI is still outstanding.
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
In the event the twelve month extension is granted and the ten additional wells are not drilled by March 11, 2007, the GOI would have the right to assert that the contracting parties have failed to comply with or have contravened a material provision of the PSC. Under such circumstances, the PSC will be subject to termination by the GOI on ninety days written notice, unless such failure of compliance or contravention is remedied within the ninety-day period or such extended period as may be granted by the GOI. In the event the PSC is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our Carried Interest Agreement, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase. However, termination of the PSC by the GOI would result in the loss of our interest in the KG Block other than areas determined to encompass commercial discoveries. No areas on the KG Block have been determined to encompass commercial discoveries as of May 11, 2006.

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
There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future. Our operations were recently established, and as such, we have no substantial operating history to serve as the basis to predict our ability to further the development of our business plan. Likewise, the outcome of our exploratory drilling activities, as well as our quarterly and annual operating results cannot be predicted. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects. Through May 11, 2006, we abandoned two wells drilled on the KG Block and it is likely that in some future quarter our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells abandoned. In such event, the trading price of our common stock may be materially and adversely affected.
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
As of March 31, 2006, we had cash and cash equivalents of approximately $37.2 million. We currently expect that our available cash will be sufficient to fund through December 2006 at the present level of operations our required capital expenditures on the five exploration blocks in which we are currently a participant and our participation in the Tarapur Block in which we agreed to acquire a 20% participating interest. Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSC’s relating to these exploration blocks, including the agreements signed on September 23, 2005, totals approximately $8.2 million during the period April 1, 2006 to March 31, 2007. Any further PSC’s we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us. We may be unsuccessful in raising the capital necessary to meet these capital requirements. There can be no assurance that we will be able to raise the capital.
Pursuant to our agreement executed on April 7, 2005 to acquire a 20% participating interest from GSPC in the Tarapur Block, we paid to GSPC the sum of $976,527 and have accrued an additional $1,118,000 to March 31, 2006. In addition, it is expected that under the terms of our agreement with GSPC the total capital we will be required to contribute to exploration activities on Tarapur during the period ending March 31, 2007, based on our 20% participating interest, will be approximately an additional $2.5 million.
Our agreement with GSPC is subject to obtaining the GOI consent. In the event such consent is not obtained, the assignment would be terminated. Under such circumstances, we intend to seek to negotiate an alternative acceptable arrangement with GSPC. In the event the GOI does not reject in writing the application for consent to the assignment within 180 days, it is deemed approved, however, the commencement of this 180 day period does not commence until the GOI deems the application submitted to be complete. The GOI has not as of March 31, 2006 deemed the application to be complete. We intend that such an alternative acceptable arrangement would include provisions that would place us in an economic position substantially equivalent to the position we would have held if the consent of the GOI had been obtained and the assignment of the interest effected. We do not have an alternative agreement or understanding with GSPC in effect, and we cannot make any assurance that such an alternative arrangement can be entered into with GSPC. In the event such an arrangement is not entered into we would seek to have the moneys advanced by us to GSPC returned to us. There can be no assurance that the GOI consent will be obtained or that we will be successful in having the moneys advanced to GSPC returned to us if an acceptable alternative arrangement is not available to us.
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

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of May 11, 2006, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 32,216,167 shares or approximately 50.2% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions. These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock. Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.
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
Under the terms of our carried interest agreement for the KG Block, we have a carried interest in the exploration activities conducted by the parties on the KG Block prior to the start date of initial commercial production. However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less. Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the PSC for which our interest is carried was originally estimated to be approximately $22.0 million. Additional drilling costs including the drilling to depths in excess of 5,000 meters versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in additional costs exceeding original budgeted expenditures. As a consequence of these additional drilling costs incurred, as of May 11, 2006, the annual budget for the period April 1, 2006 to March 31, 2007 submitted to the Management Committee under the PSC for the KG Block estimates that GSPC will expend approximately $26.2 million attributed to us under the CIA over the period April 1, 2006 to March 31, 2007. Further additional expenditures may be required for cost overruns and completions of commercially successful wells. We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the carried interest agreement or when, if ever, any commercial production will commence. Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement between us and Roy Group (Mauritius) Inc. We are not entitled to any share of production from the KG Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the carried interest agreement, have been recovered by GSPC from future production revenue. Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Block. As provided in the carried interest agreement, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Block.
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
Estimating Reserves And Future Net Revenues Involves Uncertainties And Oil And Gas Price Declines May Lead To Impairment Of Oil And Gas Assets
Currently, we do not claim any proved reserves of oil or natural gas. Any reserve information that we may provide in the future will represent estimates based on reports prepared by independent petroleum engineers, as well as internally generated reports. Petroleum engineering is not an exact science. Information relating to proved oil and gas reserves is based upon engineering estimates derived after analysis of information we furnish or furnished by the operator of the property. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. Oil and gas prices, which fluctuate over time, may also affect proved reserve estimates. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to reserves we may claim will likely vary from estimates, and such variances may be material. Either inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves. In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.

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

GEOGLOBAL RESOURCES INC. (Registrant)

May 11, 2006	/s/ Jean Paul Roy
Jean Paul Roy
President and Chief Executive Officer
(Principal Executive Officer and Director)

May 11, 2006	/s/ Allan J. Kent
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting)