Form 10QSB
period 2006-06-30
GEOGLOBAL RESOURCES INC
filed 2006-08-11
CIK 896726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006;
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
SUITE 310, 605 – 1 STREET SW, CALGARY, ALBERTA, CANADA T2P 3S9
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
YES ☑            NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐            NO ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 11, 2006

COMMON STOCK, PAR VALUE $.001 PER SHARE	64,559,755
Transitional Small Business Disclosure Format
YES ☐            NO ☑

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-QSB

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
	US $	US $

Assets
Current
Cash and cash equivalents	35,046,330	36,037,388
Restricted cash (note 10a, 11a)	1,602,321	392,485

	36,648,651	36,429,873
Accounts receivable and prepaids	145,790	144,753
Cash call receivable	83,832	49,947

	36,878,273	36,624,573

Property and equipment (note 3)
Exploration costs, not subject to depletion	6,264,713	2,216,663
Computer and office equipment, net	129,810	89,826

	6,394,523	2,306,489

	43,272,796	38,931,062

Liabilities
Current
Accounts payable	1,333,020	159,145
Accrued liabilities (note 3e)	548,427	43,500
Due to related companies (notes 7c, 7d and 7e)	125,170	244,452

	2,006,617	447,097

Stockholders’ Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each 1,000,000 preferred shares with a par value of US$0.01 each
Issued
64,349,755 common shares (December 31, 2005 – 62,954,255)	49,757	48,361
Additional paid-in capital (note 4)	43,214,005	40,275,588
Deficit accumulated during the development stage	(1,997,583)	(1,839,984)

	41,266,179	38,483,965

	43,272,796	38,931,062

See Commitments, Contingencies and Guarantees (note 3e and 10)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
	Three months	Three months	Six months	Six months	Inception,
	ended	ended	ended	ended	August 21-2002
	June 30-2006	June 30-2005	June 30-2006	June 30-2005	to June 30-2006
	US $	US $	US $	US $	US $

Expenses (note 7c, 7d and 7e)
General and administrative	295,544	83,342	482,653	189,934	1,587,369
Consulting fees	90,100	51,735	169,017	101,574	842,349
Professional fees	65,187	69,602	100,928	90,241	602,343
Stock-based compensation	94,233	—	213,041	—	213,041
Depreciation and depletion	11,310	11,967	20,999	23,387	182,986

	556,374	216,646	986,638	405,136	3,428,088

Other expenses (income)
Consulting fees recovered	—	—	—	—	(66,025)
Equipment costs recovered	—	—	—	—	(19,395)
Gain on sale of equipment	—	—	—	—	(42,228)
Foreign exchange loss	(2,752)	1,474	(1,421)	4,508	20,389
Interest income	(427,749)	(19,609)	(827,618)	(34,286)	(1,323,246)

	(430,501)	(18,135)	(829,039)	(29,778)	(1,430,505)

Net loss and comprehensive loss for the period (note 8)	(125,873)	(198,511)	(157,599)	(375,358)	(1,997,583)

Net loss per share – basic and diluted (note 4f)	0.00	0.00	0.00	(0.01)

The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

					Period from
	Three months	Three months	Six months	Six months	Inception,
	ended	ended	ended	ended	August 21-2002
	June 30-2006	June 30-2005	June 30-2006	June 30-2005	to June 30-2006
	US $	US $	US $	US $	US $

Cash flows provided by (used in) operating activities
Net loss	(125,873)	(198,511)	(157,599)	(375,358)	(1,997,583)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	11,310	11,967	20,999	23,387	182,986
Gain on sale of equipment	—	—	—	—	(42,228)
Stock-based compensation	94,233	—	213,041	—	213,041
Changes in operating assets and liabilities:
Accounts receivable and prepaids	129,964	(26,556)	(1,037)	(29,599)	(70,790)
Accounts payable	(23,951)	(8,208)	29,160	24,303	34,082
Accrued liabilities	14,700	(200)	(17,500)	(15,700)	26,000
Due to related companies	(37,926)	24,588	(119,282)	28,282	83,414

	62,457	(196,920)	(32,218)	(344,685)	(1,571,078)

Cash flows provided by (used in) investing activities
Property and equipment Exploration costs	(1,753,645)	(38,742)	(3,980,626)	(955,248)	(6,197,289)
Computer and office equipment	(20,726)	(7,305)	(60,983)	(16,511)	(353,368)
Proceeds on sale of equipment	—	—	—	—	82,800
Cash acquired on acquisition (note 6)	—	—	—	—	3,034,666
Restricted cash (note 10a)	(1,173,462)	—	(1,209,836)	—	(1,602,321)
Changes in investing assets and liabilities:
Cash call receivable	(15,464)	7,210	(33,885)	19,814	(83,832)
Accounts payable	861,438	—	1,155,515	—	1,249,930
Accrued liabilities	(595,573)	(78,178)	522,427	181,473	522,427

	(2,697,432)	(117,015)	(3,607,388)	(770,472)	(3,346,987)

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	548,100	2,267,350	2,717,900	2,267,350	44,026,750
Share issuance costs	(45,000)	—	(58,552)	—	(2,150,413)
Changes in financing liabilities:
Note payable (note 7a)	—	—	—	—	(2,000,000)
Accounts payable	—	—	(10,800)	—	61,078
Due to related companies	—	—	—	—	26,980

	503,100	2,267,350	2,648,548	2,267,350	39,964,395

Net increase (decrease) in cash and cash equivalents	(2,131,875)	1,953,415	(991,058)	1,152,193	35,046,330
Cash and cash equivalents, beginning of period	37,178,205	3,618,376	36,037,388	4,419,598	—

Cash and cash equivalents, end of period	35,046,330	5,571,791	35,046,330	5,571,791	35,046,330

Cash and cash equivalents
Current bank accounts	434,496	1,308,355	434,496	1,308,355	434,496
Term deposits	34,611,834	4,263,436	34,611,834	4,263,436	34,611,834

	35,046,330	5,571,791	35,046,330	5,571,791	35,046,330

The accompanying notes are an integral part of these Consolidated Financial Statements

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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
June 30, 2006
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
In prior periods, reporting on the impact of stock-based compensation, such as employee stock options, on the Company’s net loss and net loss per share was required only on a pro-forma basis.

In December, 2004, the Financial Accounting Standards Board issued a revision to Standard 123, Accounting for Stock-Based Compensation. The Statement of Financial Accounting Standards 123(R), Share-Based Payment, requires the recognition of compensation cost for stock-based compensation arrangements with employees, consultants and directors based on their grant date fair values using the Modified Black-Scholes option-pricing model. Compensation expense is recorded over the awards’ respective requisite service, with corresponding entries to paid-in capital.

The Company adopted 123(R) using the modified-prospective-transition method on January 1, 2006. The impact of this adoption required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods.

3.	Property and Equipment

	Balance Sheet as at
	US $
	June 30, 2006	December 31, 2005

Exploration and development – India
Exploration costs incurred in:
2002	21,925	21,925
2003	156,598	156,598
2004	460,016	460,016
2005	1,578,124	1,578,124

	2,216,663	2,216,663
2006	4,048,050	—

	6,264,713	2,216,663

Computer and office equipment
Computer and office equipment	270,568	209,585
Accumulated depreciation	(140,758)	(119,759)

	129,810	89,826

	6,394,523	2,306,489

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
3.	Property and Equipment (continued)

a)	Exploration costs – India
The exploration costs incurred to date are not subject to depletion and cover six exploration blocks, known as the KG Block, the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block, the DS Block and the Tarapur Block. It is anticipated that all or certain of these exploration costs may be subject to depletion no earlier than the 2007 fiscal year.

b)	Capitalized overhead costs
Included in the US$4,048,050 of exploration cost additions during the six months ended June 30, 2006 (year ended December 31, 2005 – US$1,578,124) are certain overhead costs capitalized by the Company in the amount of US$778,310 (year ended December 31, 2005 – US$469,268) directly related to the exploration activities in India. Of the capitalized overhead amount, US$67,425 (year ended December 31, 2005 – US$nil) was stock-based compensation to personnel in India. Of the remaining US$710,885, US$514,792 (year ended December 31, 2005 — US$145,773) represented expenses paid to third parties, $nil (year ended December 31, 2005 – US$51,800) were expenses recovered from third parties and US$196,093 was paid to and on behalf of a related party (year ended December 31, 2005 – US$375,295) (see note 7c). These costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 3c).

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

As at June 30, 2006, GSPC has incurred costs of Rs 84.48 crore (approximately US$18.8 million) (December 31, 2005 – Rs 63.31 crore (approximately US$14.1 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

d)	Participating Interest Agreement
On March 27, 2003, GeoGlobal entered into a Participating Interest Agreement (“PIA”) with RGM, whereby GeoGlobal assigned and holds in trust for RGM subject to GOI consent, 50% of the benefits and obligations of the PSC covering the Exploration Block KG-OSN-2001/3 (“PSC-KG”) and the CIA leaving GeoGlobal with a net 5% participating interest in the PSC-KG and a net 5% carried interest in the CIA. Under the terms of the PIA, until the GOI consent is obtained, GeoGlobal retains the exclusive right to deal with the other parties to the PSC-KG and the CIA and is entitled to make all decisions regarding the interest assigned to RGM. RGM has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal in regard to RGM’s interest, and to be liable to GeoGlobal for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest. RGM has agreed to indemnify GeoGlobal against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM’s failure to pay the same.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
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
On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% participating interest in the onshore Tarapur Exploration Block (CB-ON/2). The assignment of the 20% interest is subject to obtaining the consent of the GOI to the assignment which consent has not yet been obtained. Based on the Company’s past experience as a party to other PSC’s with GSPC and its relationship with GSPC, the Company believes that such consent from the GOI will be forthcoming. In the event such consent is not obtained, GSPC is obligated to repay all amounts paid by the Company to GSPC with respect to the Tarapur Block and the assignment would be automatically terminated. The amount of US$2,872,040 has been included in Exploration costs – India at June 30, 2006 under the terms of the Company’s agreement with GSPC. Of this amount, US$1,762,660 has been paid to GSPC, US$671,169 is in accounts payable and an additional US$438,211 has been recorded in accrued liabilities.

During the second quarter, the Company entered into a Memorandum of Understanding (“MOU”) with GSPC relating to the Tarapur Block. Under the terms of the Company’s previous agreement with GSPC, the Company is to fund its 20% PI share of all past exploration costs incurred on the Tarapur Block and keep in force a Financial and Performance Guarantee in an amount sufficient to secure its performance under the Tarapur PSC. To date, our share of costs incurred of US$2,872,040 has been expended on the drilling of six wells and a recently completed 500 sq. km. 3-D seismic acquisition. Under the terms of the previous agreement, in the event such consent is not obtained, the assignment would be terminated. Pursuant to the MOU, in the event that the GOI does not approve of the Tarapur assignment, GSPC is obligated to repay to the Company all amounts paid by the Company to GSPC with respect to the Tarapur Block and the assignment would be automatically terminated. GSPC is to repay such amounts to the Company within 30 days of a written notice from the Company.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
4. Capital Stock
a) Common shares

			Additional
		Capital	paid-in
	Number of	stock	capital
	shares	US $	US $

Balance at December 31, 2002	1,000	64	—

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	—	—	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 6)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 4c)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	—	—	(483,325)

	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker warrants exercised for cash	39,100	39	58,611

	154,100	154	213,396

Balance as at December 31, 2004	55,207,455	40,615	6,831,434

2005 Transactions
Options exercised for cash (note 4e)	739,000	739	1,004,647
2003 Purchase warrants exercised for cash (note 4d(i))	2,214,500	2,214	5,534,036
Broker warrants exercised for cash (note 4d(ii))	540,900	541	810,809
September 2005 private placement financing (note 4b)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 4b)	—	—	(1,541,686)

	7,746,800	7,746	33,444,154

Balance as at December 31, 2005	62,954,255	48,361	40,275,588

2006 Transactions
Options exercised for cash (note 4e(i))	610,000	610	753,540
2003 Purchase warrants exercised for cash (note 4d(i))	785,500	786	1,962,965
Share issuance costs (note 4b)	—	—	(58,553)
Stock-based compensation (note 5b)	—	—	280,465

	1,395,500	1,396	2,938,417

Balance as at June 30, 2006	64,349,755	49,757	43,214,005

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
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

Costs of US$1,600,239 were incurred in issuing shares in these transactions which included a fee of US$1,268,436 paid to Jones Gable & Company Limited with respect to the sale of the 3,252,400 Units, and, in addition, Compensation Options were issued to Jones Gable & Company Limited entitling it to purchase an additional 195,144 Units at an exercise price of US$6.50 per Unit through their expiration in September 2007. Compensation Options are also subject to accelerated expiration on the same terms and conditions as the warrants issued in the transaction.

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
During the first quarter 2006, the remaining 2003 Purchase Warrants were exercised which resulted in the issuance of 785,500 common shares for gross proceeds of US$1,963,750. As at June 30, 2006, no 2003 Purchase Warrants remain to be exercised.

ii)	2005 Purchase Warrants
As at June 30, 2006, all of the 2005 Purchase Warrants remained outstanding exercisable at $9.00 per share, which if exercised, would result in the issuance of 2,126,200 common shares for gross proceeds of US$19,135,800.

iii)	Compensation Option Warrants
As at June 30, 2006, as a result of the outstanding Compensation Options not yet being exercised, none of the 97,572 Compensation Option Warrants have been issued. If the Compensation Options are exercised, the Compensation Option Warrants would be issued and their exercise would result in the issuance of 97,572 common shares for gross proceeds of US$878,148.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
4.	Capital Stock (continued)

e)	Options
i)	Stock Options
During the three and six months ended June 30, 2006, 195,000 and 415,000 options respectively (December 31, 2005 – 739,000) were exercised at various prices between US$1.01 and US$1.50 for gross proceeds of US$206,050 and US$548,100 respectively (December 31, 2005 — US$1,005,385).

ii)	Compensation Options
As at June 30, 2006, none of the 195,144 Compensation Options were exercised. When fully exercised, the Compensation Options would result in the issuance of 97,572 compensation option warrants, and the issuance of 195,144 common shares for gross proceeds of US$1,268,436.
f)	Weighted-average number of shares
For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the three and six months ended June 30, 2006 was 59,147,997 and 58,841,639 respectively (three and six months ended June 30, 2005 - 50,342,600 and 50,275,401 respectively). The numbers for the three and six months ended June 30, 2006 and the three and six months ended June 30, 2005 exclude the 5,000,000 shares currently held in escrow (note 6).

5.	Stock Options

a)	The Company’s 1998 Stock Incentive Plan
At the annual stockholders meeting held on June 14, 2006, the stockholders approved amendments to the 1998 Stock Incentive Plan (the “Plan”) to increase the shares of Common Stock reserved for issuance under the Plan from 8,000,000 shares to 12,000,000 shares.

Under the terms of the 1998 Stock Incentive Plan (the “Plan”), as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan. As at June 30, 2006, the Company had 5,675,697 (December 31, 2005 – 1,875,697) common shares remaining for issuance under the Plan, as amended. The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval. The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 4, 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

b)	Stock-based compensation
The Company adopted Statement of Financial Accounting Standards 123(R), Accounting for Stock-Based Compensation, using the modified-prospective-transition method on January 1, 2006. Under this method, the Company is required to recognize compensation cost for stock-based compensation arrangements with employees, consultants and directors based on their grant date fair values using the Modified Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.

At January 1, 2006, the impact of this adoption required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods. In the three and six month periods ended June 30, 2006, US$118,808 and US$237,615 of this charge, respectively, have been recognized.

In prior periods, the Company was required only to disclose the impact on net loss and net loss per share on a pro-forma basis. For the three and six months ended June 30, 2005, the stock-based compensation was US$563,575 and US$930,564, respectively. This resulted in a pro-forma net loss of US$762,086 and US$1,305,922, respectively, and a pro-forma net loss per share of US$0.02 and US$0.03, respectively.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
5.	Stock Options (continued)

On June 14, 2006, 200,000 stock options were granted to the Company’s non-employee directors under the terms of the 1998 Stock Incentive Plan. The fair value of each option granted was estimated on the date of grant with the following assumptions, with weighted average comparative values provided for the twelve and six month periods ended December 31, 2005, and June 30, 2005.

The fair value of each option granted was estimated on the date of the grant using the Modified Black-Scholes option-pricing model with the following assumptions:

	June 30, 2006	December 31, 2005	June 30, 2005
	US $	US $	US $

Black-Scholes Assumptions
Fair value of stock options granted (1)	$5.09	$0.48	$0.41
Risk-free interest rate	3.97%	2.75%	2.75%
Volatility	92%	95%	103%
Expected life (1)	2.0 years	0.9 years	0.9 years
Dividend yield	0%	0%	0%

(1)	weighted-average
c)	Stock option table

At June 30, 2006, these options are outstanding and have been granted for services provided to the Company:

	Option				Granted	Cancelled (c)			Balance
Grant	exercise	Expiry	Vesting	Balance	during	Exercised (e)		Balance	exercisable
date	price	date	date	Dec 31, 2005	the period	during the period		June 30, 2006	June 30, 2006
(mm/dd/yy)	US $	(mm/dd/yy)	(mm/dd/yy)	#	#	#		#	#

12/09/03	1.18	08/31/06	Vested	1,751,500	—	140,000	(e)	1,611,500	1,611,500
12/30/03	1.50	08/31/06	Vested	345,000	—	225,000	(e)	120,000	120,000
01/17/05	1.01	08/31/06	Vested	729,500	—	220,000	(e)	509,500	509,500
01/18/05	1.10	08/31/08	Vested	450,000	—	—		450,000	450,000
01/18/05	1.10	08/31/08	08/15/06	150,000	—	—		150,000	—
01/25/05	1.17	08/31/06	Vested	25,000	—	25,000	(e)	—	—
06/14/05	3.49	06/14/15	Vested	150,000	—	—		150,000	150,000
08/24/05	6.50	08/24/08	Vested	60,000	—	—		60,000	60,000
08/24/05	6.50	08/24/08	08/31/06	50,000	—	—		50,000	—
10/03/05	6.81	10/03/15	10/03/06	16,666	—	—		16,666	—
10/03/05	6.81	10/03/15	10/03/07	16,667	—	—		16,667	—
10/03/05	6.81	10/03/15	10/03/08	16,667	—	—		16,667	—
06/14/06	5.09	06/14/16	06/14/07	—	200,000	—		200,000	—

				3,761,000	200,000	610,000		3,351,000	2,901,000

i)	As at June 30, 2006, there were 3,351,000 options outstanding at various prices which, if exercised, would result in total proceeds of US$5,853,165.
ii)	During the three and six months ended June 30, 2006, there were 195,000 and 415,000 options respectively exercised for total proceeds of US$754,150.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
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
(Unaudited)
June 30, 2006
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

					Period from
	Three months	Three months	Six months	Six months	Inception,
	ended	ended	ended	ended	Aug 21, 2002
	June 30-2006	June 30-2005	June 30-2006	June 30-2005	to June 30, 2006
	US $	US $	US $	US $	US $

Consolidated Statements of Operations
Consulting fees	17,500	12,500	35,000	25,000	163,667
Consolidated Balance Sheets
Property and equipment
Exploration costs – India	70,000	50,000	140,000	100,000	654,666

	87,500	62,500	175,000	125,000	818,333

Roy Group was also reimbursed for medical insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed by third parties incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative	41,072	—	75,172	1,489	180,891
Consolidated Balance Sheets
Accounts receivable	227	—	227	15	21,597
Property and equipment
Exploration costs – India	20,355	—	56,093	12,543	353,890
Computer and office equipment	1,330	—	1,330	—	38,925

	62,984	—	132,822	14,047	595,303

At June 30, 2006, the Company owed Roy Group (Barbados) Inc. US$85,067 (December 31, 2005 — US$169,181) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA. These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
7.	Related Party Transactions (continued)

d)	D.I. Investments Ltd. (“DI”)

DI is related to the Company by common management and is controlled by a director of the Company. DI charged consulting fees for services rendered as outlined and recorded below:

					Period from
	Three months	Three months	Six months	Six months	Inception,
	ended	ended	ended	ended	Aug 21, 2002
	June 30-2006	June 30-2005	June 30-2006	June 30-2005	to June 30, 2006
	US $	US $	US $	US $	US $

Consolidated Statements of Operations
Consulting fees	46,250	30,000	92,500	60,000	424,215

DI was also reimbursed for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative Office costs	6,323	5,411	19,504	19,010	178,639
Travel, hotel, meals and entertainment	915	2,281	1,007	3,531	48,517
Consolidated Balance Sheets Accounts receivable	3,309	2,596	7,439	5,517	21,604

	10,547	10,288	27,950	28,058	248,760

At June 30, 2006, the Company owed D.I. US$17,611 (December 31, 2005 –US$70,309) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.
e)	Amicus Services Inc. (“Amicus”)
Amicus is related to the Company by virtue of being controlled by the brother of a director of the Company. Amicus charged consulting fees for services rendered as outlined below:

Consolidated Statements of Operations
Consulting fees	20,001	7,925	38,882	14,035	117,986

Amicus was also reimbursed for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative	789	—	789	—	3,603
Consolidated Balance Sheets
Accounts receivable	1,451	134	2,143	562	8,692
Computer and office equipment	—	—	—	—	1,599

	2,240	134	2,932	562	13,894

At June 30, 2006, the Company owed Amicus Services Inc. US$22,492 (December 31, 2005 – US$4,962) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
8.	Income Taxes

a)	Income tax expense

The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes. This difference results from the following items:

					Period from
	Three months	Three months	Six months	Six months	Inception,
	ended	ended	ended	ended	Aug 21, 2002
	June 30-2006	June 30-2005	June 30-2006	June 30-2005	to June 30, 2006
	US $	US $	US $	US $	US $

Net loss before income taxes	(125,873)	(198,511)	(157,599)	(375,378)	(1,997,583)
Expected US tax rate	40.66%	40.66%	40.66%	40.66%	40.66%

Expected income tax recovery	(51,180)	(80,714)	(64,080)	(152,620)	(812,420)
Excess of expected tax rate over tax rate of foreign affiliates	40,315	11,469	48,452	24,526	241,024

	(10,865)	(69,245)	(15,628)	(128,094)	(571,396)

Valuation allowance	10,506	69,102	14,712	126,899	562,232
Other	359	143	916	1,195	9,164

Income tax recovery	—	—	—	—	—

b)	Deferred income taxes

The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized. The components of the net deferred income tax asset consist of the following temporary differences:

	June 30, 2006	December 31, 2005
	US $	US $

Difference between tax base and reported amounts of depreciable assets	44,373	25,871
Non-capital loss carry forwards	6,973,597	7,556,646

	7,017,970	7,582,517
Valuation allowance	(7,017,970)	(7,582,517)

Deferred income tax asset	—	—

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
8.	Income Taxes (continued)

c)	Loss carry forwards
At June 30, 2006, the Company has US$17,588,398 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

	Amount	Expiry Dates
Tax Jurisdiction	US $	Commence

United States	17,082,503	2006
Canada	41,393	2010
Barbados	464,502	2012
9. Segmented Information
The Company’s petroleum and natural gas exploration and development activities are conducted in India. Management of the Company considers the operations of the Company as one operating segment. The following information relates to the Company’s geographic areas of operation.

	June 30, 2006	December 31, 2005
	Property and equipment	Property and equipment
	US $	US $

Canada	129,810	89,826
India	6,264,713	2,216,663

	6,394,523	2,306,489

10. Commitments, Contingencies and Guarantees
a) Restricted cash
i)	As at June 30, 2006, the Company has provided to the GOI three irrevocable letters of credit totalling US$1,566,445 (Mehsana US$711,445, Sanand/Miroli US$455,000 and Ankleshwar US$400,000) (December 31, 2005 – US$392,485) secured by term deposits of the Company in the same amount. These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period ending March 31, 2007 of Phase I of these Cambay Blocks. The PSC’s contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant’s share of the minimum work program for a particular phase, to be undertaken during the period April 1, 2006 through March 31, 2007.

ii)	The Company has provided to their bankers as security for credit cards issued to employees for business purposes a term deposit in the amount of US$35,876 (Cdn$40,000).

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
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
As the holder of a participating interest in the Tarapur Block, the Company will be required to fund its 20% share of all further exploration and development costs incurred on the exploration block. To June 30, 2006, US$2,872,040 has been incurred under the terms of the Company’s agreement with GSPC. Of this amount, US$1,762,660 has been paid to GSPC, US$671,169 is in accounts payable, and an additional US$438,211 has been accrued for costs incurred to June 30, 2006. The Company has budgeted to expend an additional aggregate of approximately US$4.6 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over the period April 1, 2006 to March 31, 2007. Under the terms of the agreement, the Company will be required to keep in force a financial and performance guarantee securing its performance under the Tarapur PSC.

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

On February 24, 2006, the management committee for the KG Block recommended a further extension to the first phase of twelve months to March 11, 2007 which is also to be deducted from the second phase of the exploration program. As a further condition to the extension, the management committee recommended that GSPC be required to provide a bank guarantee as to 50% of the unfinished work program, which GSPC has agreed to provide. As at August 11, 2006, approval of this extension from the Government of India is still pending.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
10.	Commitments, Contingencies and Guarantees (continued)

Under the terms of the PSC, in the event the ten remaining wells are not drilled by March 11, 2007 or the further extension is not granted, the Company may be liable for consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC. The PSC has provisions for termination on account of various reasons specified therein including material breach of the contract. Termination rights can be exercised after giving ninety days written notice, unless such failure of compliance or contravention is remedied within the ninety-day period or such extended period as may be granted by the Government of India. The failure to timely complete the minimum work commitment may be deemed by the GOI to be a failure to comply with the provisions of the PSC in a material particular. We have been advised by GSPC that it is unaware of any such precedence. In the event the PSC is terminated by the Government of India, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the PSC is to pay to the Government of India its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase. However, termination of the PSC by the Government of India would result in the loss of our interest in the KG Block other than areas determined to encompass commercial discoveries. No areas on the KG Block have been determined to encompass commercial discoveries as of July 27, 2006. At June 30, 2006, GSPC, the Operator of the KG Block, has expended on exploration activities approximately $18.8 million attributable to us under the CIA as compared to $14.1 million at December 31, 2005.

11.	Subsequent Events

a)	On July 24, 2006, the Company issued two irrevocable letters of credit in the amount of US$650,000 which are secured by term deposits of the Company in the same amount which is an increase to the previous irrevocable letters of credit (Sanand/Miroli – increase of US$450,000 and Ankleshwar – increase of US$200,000). As at July 24, 2006, outstanding letters of credit totaled US$2,216,445.

b)	Subsequent to the period ending June 30, 2006, the Board of Directors of the Company approved the recommendations of the Compensation Committee with respect to:
i)	the grant, on July 25, 2006, of options to purchase 1,025,000 shares to employees and consultants exercisable at US$3.95 per share, vesting at various dates and expiring on December 31, 2009.

ii)	the grant, on July 25, 2006, of options to purchase 1,000,000 shares to directors who are also senior officers exercisable at US$3.95 per share, vesting at various dates and expiring on July 25, 2016.
c)	On July 27, 2006, a Registration Statement was filed by the Company with the US Securities and Exchange Commission under the Act with respect to the registration of 4,000,000 shares of common stock issuable pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as such Plan was amended at the Company’s annual meeting of stockholders held on June 14, 2006. The Plan was amended to increase the number of shares reserved for issuance in accordance with the terms of the Plan from 8,000,000 shares to 12,000,000 shares. Such shares or options to purchase such shares are issuable under the Plan to selected employees, non-employee members of the Board of Directors, and consultants or other independent advisors who provide services to the Company. Also included in the Registration Statement was a Prospectus relating to the re-sale of 3,237,000 shares of common stock by certain officers and Directors of the Company, who may offer and sell from time to time, for their own accounts, shares of the Company’s common stock that they may acquire from time to time on exercise of options granted under the Plan.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2006
12. Comparative figures
As the Company is in its development stage, comparative figures represent the accumulated amounts of the continuing entity for the period from inception, being August 21, 2002 to June 30, 2006.
13. Recent Accounting Standards
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation Bulletin #48 (FIN 48) relating to income tax positions subject to FAS 109, Accounting for Income Taxes. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement is only addressed if the recognition requirement has been satisfied (i.e., the position is more-likely-than-not to be sustained). Measurement of the tax benefit is based on the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.
FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company expects that FIN 48 will not have a significant impact on its consolidated statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
General
The following discussion and analysis of our financial condition or plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Unaudited Interim Consolidated Financial Statements and the related Notes appearing elsewhere in this Quarterly Report. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results and business plans discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. For further information, refer to the consolidated financial statements and footnotes and management’s discussion and analysis thereto included in the Company’s annual report on Form 10KSB for the year ended December 31, 2005.
Our Business Activities
We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves. We initiated these activities in 2003. Through June 30, 2006, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contract’s (“PSC’s”) entered into with the Government of India (“GOI”).
At June 30, 2006, we have entered into agreements with respect to six exploration blocks as follows:
•	The first of our agreements, entered into in February 2003, grants exploration rights in an area offshore eastern India. We refer to this as the “KG Block” and we have a net 5% carried interest under this agreement.

•	We have entered into two agreements which grant exploration rights in areas onshore in the Cambay Basin in the State of Gujarat in western India. These agreements were entered into with the Government of India in February 2004 and we have a 10% participating interest under each of these agreements. We refer to these as the “Mehsana Block” and the “Sanand/Miroli Block.”

•	In April 2005, we entered into an agreement with Gujarat State Petroleum Corporation Limited (“GSPC”), providing for our purchase and the sale by GSPC, subject to Government of India consent, of a 20% participating interest in the agreement granting exploration rights onshore in the Cambay Basin in the State of Gujarat. We refer to this as the “Tarapur Block”.

•	On September 23, 2005, we signed agreements with respect to two additional locations. One area in which we hold a 10% participating interest is located onshore in the Cambay Basin located in the State of Gujarat south-east of our three existing Cambay blocks. The second area is onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India for which we operate and hold a 100% participating interest. We refer to these as the “Ankleshwar Block” and the “DS Block”.
All of our exploration activities should be considered highly speculative.
A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 TO JUNE 30, 2005
Statements of Operations
Three months ended June 30, 2006 and 2005
During the three months ended June 30, 2006, we had expenses of $556,374 compared with expenses of $216,646 during the three months ended June 30, 2005. This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities.

Our general and administrative expenses increased to $295,544 from $83,342. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, directors’ fees, American Stock Exchange listing and filing fees and transfer agent fees and services. The increase is primarily a result of an increase of approximately $30,000 in salaries; an increase of approximately $49,000 in our bank charges for securing irrevocable letters of credit as bank guarantees for our minimum work commitments on our exploration blocks; an increase of approximately $34,000 related to the relocation of our corporate head offices; and an overall increase in our general office costs associated with the increase in our oil and gas activities.
Our consulting fees increased to $90,100 during the three months ended June 30, 2006 from $51,735 in the prior three month period. These consulting fees reflect $35,000 (2005 — $12,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Jean Roy, President of the Company and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. The remaining increase is consistent with the increased scale of our participation in oil and gas activities.
Professional fees decreased slightly to $65,187 during the three months ended June 30, 2006 from $69,602 during the three months ended June 30, 2005. Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.
Stock-based compensation of $94,233 for the three months ended June 30, 2006 compared to $nil for the same period in 2005, is a result of the adoption on January 1, 2006 of Financial Accounting Standard 123 (R) which requires the recognition of the compensation cost for stock-based compensation arrangements with employees, consultants and directors, to be expensed over the stock-based compensations’ respective vesting periods.
Our other expenses and income during the three months ended June 30, 2006 resulted in income of $430,501 versus $18,135 for the same period in 2005. This increase is mostly attributed to an increase in interest income to $427,749 from $19,609 for the three months ended June 30, 2005, which is directly related to the significant increase in the size of the cash balances we held during the period as compared to 2005 as well as an increase in the US prime rate. Included in other expenses and income is a foreign exchange gain of $2,752 compared to a loss in 2005 of $1,474.
Reflecting the increase in our interest income offset by our increased costs of our overall oil and gas activities during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, we reduced our net loss to $125,873 compared to a net loss of $198,511 in 2005.
We capitalized overhead costs directly related to our exploration activities in India. The majority of these costs include outlays for geological, geophysical and supervisory services and related overhead costs incurred in India with respect to the Carried Interest Agreement (“CIA”) on the KG Block and our interests in various Production Sharing Contracts. During the three months ended June 30, 2006, these capitalized overhead costs were $210,807 as compared to $91,996 during the three months ended June 30, 2005. This increase is consistent with the increased scale of our participation in oil and gas exploration activities.
Six months ended June 30, 2006 and 2005
During the six months ended June 30, 2006, we had expenses of $986,638 compared with expenses of $405,136 during the six months ended June 30, 2005. This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities.
Our general and administrative expenses increased to $482,653 from $189,934. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, directors’ fees, American Stock Exchange listing and filing fees and transfer agent fees and services. The increase is primarily a result of an increase of approximately $20,000 in our State of Delaware franchise tax due to our increased capitalization; increase of approximately $50,000 in salaries; increase of approximately $49,000 in our bank charges for securing irrevocable letters of credit as bank guarantees for our minimum work commitments on our exploration blocks; an increase of approximately $34,000 related to the relocation of our corporate head offices; and an overall increase in our general office costs associated with the increase of our oil and gas activities.

Our consulting fees increased to $169,017 during the six months ended June 30, 2006 from $101,574 in the prior six month period. These consulting fees reflect $70,000 (2005 — $25,000) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. The remaining increase is consistent with the increased scale of our participation in oil and gas activities.
Professional fees increased to $100,928 during the six months ended June 30, 2006 from $90,241 during the six months ended June 30, 2005. Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements. The increase is mostly attributable to an increase in our fees paid to our lawyers for additional work incurred on our new NELP V joint operating agreements during the first quarter of 2006 as compared to 2005.
Stock-based compensation of $213,041 for the six months ended June 30, 2006 compared to $nil for the same period in 2005, is a result of the adoption on January 1, 2006 of Financial Accounting Standard 123 (R) which requires the recognition of the compensation cost for stock-based compensation arrangements with employees, consultants and directors, to be expensed over the stock-based compensations’ respective vesting periods.
Our other expenses and income during the six months ended June 30, 2006 resulted in income of $829,039 versus $29,778 for the same period in 2005. This increase is mostly attributed to an increase in interest income to $827,618 from $34,286 for the six months ended June 30, 2005 which is directly related to the significant increase in the size of the cash balances we held during the period as compared to 2005 as well as an increase in the US prime rate. Included in other expenses and income is a foreign exchange gain of $1,421 compared to a loss in 2005 of $4,508.
Reflecting the increase in our interest income offset by our increased costs due to the increase in our overall oil and gas activities during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, we reduced our net loss to $157,599 compared to a net loss of $375,358 in 2005.
We capitalized overhead costs directly related to our exploration activities in India. During the six months ended June 30, 2006, these capitalized overhead costs were $778,311 as compared to $156,720 during the six months ended June 30, 2005. While this increase is consistent with the increased scale of our participation in oil and gas exploration activities, $340,500 of the increase is attributed to the purchase of a geophysical software package used in analyzing our oil and gas exploration blocks in the first quarter of 2006.
Liquidity and Capital Resources
At June 30, 2006, our cash and cash equivalents were $35,046,330. Of these funds, $34,862,912 are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.
Three months ended June 30, 2006 and 2005
The decrease in our cash and cash equivalents of $2,131,875 to $35,046,330 from $37,178,205 at March 31, 2006 is primarily the result of funds used in operating and investing activities and provided by financing activities as follows:
Our cash provided by operating activities during the three months ended June 30, 2006 was $62,457 as compared to cash used in operating activities of $196,920 for the three months ended June 30, 2005. This increase is mostly as a result of a reduction of our net loss due to an increase in our interest income derived from our increased cash balances.
Cash used by investing activities during the three months ended June 30, 2006 was $2,697,432 as compared to $117,015 during the three months ended June 30, 2005. This increase is a result of additional expenditures on our oil and gas activities which is consistent with the increased scale of our participation.
Cash provided by financing activities for the three months ended June 30, 2006 was $503,100 as compared to $2,267,350 during the three months ended June 30, 2005. During the three months ended June 30, 2006, cash of $548,100 was provided from the issuance of 415,000 shares of common stock on the exercise of options. During the same period in 2005, $2,267,350 was provided for the issuance of 1,191,100 shares of common stock in the exercise of options, purchase and broker warrants.

Six months ended June 30, 2006 and 2005
The decrease in our cash and cash equivalents of $991,058 to $35,046,330 from $36,037,388 at December 31, 2005 is primarily the result of funds used in operating and investing activities and provided by financing activities as follows:
Our cash used in operating activities during the six months ended June 30, 2006 was $32,218 as compared to $344,685 for the six months ended June 30, 2005. This decrease is mostly as a result of a reduction of our net loss due to an increase in interest income derived from our increased cash balances.
Cash used by investing activities during the six months ended June 30, 2006 was $3,607,388 as compared to $770,472 during the six months ended June 30, 2005. This increase is a result of additional expenditures on our oil and gas activities which is consistent with the increased scale of our participation.
Cash provided by financing activities for the six months ended June 30, 2006 was $2,648,548 as compared to $2,267,350 during the six months ended June 30, 2005. During the six months ended June 30, 2006, cash of $2,717,900 was provided from the issuance of 1,395,500 shares of common stock on the exercise of options and the remaining 2003 purchase warrants. During the same period in 2005, cash of $2,267,350 was provided from the issuance of 1,191,100 shares of common stock in the exercise of options, purchase and broker warrants.
The KG Block and Our Carried Interest Agreement
At June 30, 2006, GSPC, the Operator of the KG Block, has expended on exploration activities approximately $18.8 million attributable to us under the CIA as compared to $14.1 million at December 31, 2005. Of this amount, 50% is for the account of RGM. Under the terms of the CIA, GeoGlobal and RGM are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Block prior to the start date of initial commercial production.
Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Block. Preliminary estimates were that these expenditures attributable to us will total approximately $22.0 million over the 6.5 year term of the PSC. Additional drilling costs incurred in drilling to depths in excess of 5,000 meters versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in our actual costs exceeding our original preliminary estimates. As of August 11, 2006, the annual budget for the period April 1, 2006 to March 31, 2007 has been prepared and submitted to the Management Committee for approval. It is budgeted that GSPC will expend approximately $26.2 million attributed to us under the CIA over the period April 1, 2006 to March 31, 2007. We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence. As provided in the CIA, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Block.
We will not realize cash flow from the KG venture until such time as the expenditures attributed to us, including those expenditures made for the account of RGM under the CIA have been recovered by GSPC from future production revenue. Under the terms of the CIA, all of our proportionate share of capital costs for exploration and development activities as referred to above, must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.
The NELP IV Cambay Block Agreements
Mehsana Block & Sanand/Miroli Block
At June 30, 2006, we have incurred costs of approximately $730,000 with respect to these two contracts. The annual budget estimates that our expenditures for exploration activities for the period April 1, 2006 to March 31, 2007 will be approximately $5.0 million based upon our 10% PI in these PSC’s. During the 3 months ended June 30, 2006 we have incurred costs of approximately $480,000 with respect to these two exploration blocks.

At June 30, 2006, we have provided to the GOI two irrevocable letters of credit totaling $1,166,445 (Mehsana $711,445 and Sanand/Miroli $455,000) secured by term deposits of the Company in the same amount. These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period ending March 31, 2007 of Phase I of both of these Cambay Blocks. Subsequent to June 30, 2006, based upon a revision to the annual budget for the period ending March 31, 2007, we have increased our guarantee from $455,000 to $905,000 for the Sanand/Miroli Block for a total of $1,616,445 with respect to these two exploration blocks.
Tarapur Block Agreement
As the holder of a participating interest in the Tarapur Block, we are required to fund a 20% share of all exploration and development costs incurred on the exploration block. To June 30, 2006, estimated expenses incurred amount to $2,872,040 under the terms of our agreement with GSPC. Of this amount, $1,762,660 has been paid to GSPC, $671,169 is in accounts payable, and an additional $438,211 has been accrued for estimated costs incurred to June 30, 2006. We have budgeted to expend an additional aggregate of approximately $4.6 million for exploration activities under the terms of the agreement for the period April 1, 2006 to March 31, 2007 of which approximately $780,000 was incurred during the three months ended June 30, 2006. Further, under the terms of the agreement, we will be required to keep in force a Financial and Performance Guarantee in an amount sufficient to secure our performance under the Tarapur PSC.
The NELP V Block Agreements
DS Block and Ankleshwar Block
On September 28, 2005, we entered into two PSC’s with the GOI covering two new onshore exploration blocks in India. The first block is the DS Block (DS-ONN-2003/1), which covers an area of approximately 3,155 square kilometers (“sq. kms.”) onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India and in which we hold a 100% participating interest (“PI”) and are the operator. The second block is the Ankleshwar Block (CB-ONN-2003/2), which covers an area of approximately 448 sq. km. onshore in the State of Gujarat south-east of our three existing Cambay blocks. We are part of a consortium and hold a 10% PI in the Ankleshwar Block. GSPC is the operator of the Ankleshwar Block and holds a 50% PI, with the remainder held by GAIL (India) Ltd. as to a 20% PI and Jubilant as to a 20% PI.
Under the terms of the new PSC’s for these exploration blocks, we have committed to expend funds on the exploration and drilling of these new exploration blocks. No budget has yet been approved by the Management Committees on the DS Block for the twelve months ending March 31, 2007, however preliminary estimates of our expenditures are approximately $9.6 million on the DS Block for exploration activities over a period of seven years. For the three months ending June 30, 2006, we incurred costs of approximately $350,000 with respect to the Ankleshwar Block and have provided to the GOI an irrevocable letter of credit totaling $400,000 secured by a term deposit we provided in the same amount as collateral. Subsequent to June 30, 2006 we have increased this letter of credit to $600,000.
We estimate our expenditures for exploration activities during the period April 1, 2006 to March 31, 2007 will be approximately $2.0 million based upon our PI in these two PSC’s.
2006 Activities
We expect our exploration and development activities pursuant to the PSC’s we are parties to will continue throughout 2006 in accordance with the terms of those agreements.
We expect to commence drilling activities in both of our Cambay Blocks during 2006. We anticipate Jubilant, as operator of the Mehsana Block will commence the drilling of the first of seven wells in the third quarter of 2006 and to continually drill all seven wells with an expected completion date at the end of the first quarter of 2007. Similarly, we expect GSPC as operator of the Sanand/Miroli Block to commence the drilling of the first of six wells in the third quarter of 2006.
In addition, we have commenced a 448 sq. km. 3D seismic acquisition program on the Ankleshwar Block in the second quarter of 2006.

Further, we may seek to participate in joint ventures bidding for the award of further PSC’s for exploration blocks expected to be awarded by the GOI in the future. As of August 11, 2006, we have no specific plans to join with others in bidding for any specific PSC’s in India. We expect that our interest in any such ventures would involve a minority PI in the venture. In addition, as opportunities arise, we may seek to acquire minority PI’s in exploration blocks where PSC’s have been heretofore awarded by the GOI. The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals. Depending upon the scope of our activities during the year 2006, we may require additional capital for the possible acquisition of further minority PI’s in PSC’s in drilling blocks heretofore awarded by the GOI. We may also require additional capital in order to participate in ventures bidding for the grant of PSC’s for future exploration blocks to be awarded by the GOI. We believe it can be expected that our interest in such ventures would be a PI. As of August 11, 2006, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to disclose the amount of any funds that may be required for these purposes. As the holder of a PI in any such possible activities, it can be expected that we will be required to contribute capital to any such ventures.
We may during the year 2006 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries. As of August 11, 2006, we have not been awarded any such interests.
We may during the year 2006 also seek to raise additional capital to support an expanded level of activities as well as our ongoing operations. No specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that if we seek to raise additional capital it will be through the sale of equity securities. As of August 11, 2006, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.
Based on current budget projections prepared by the operator under the PSC to which we are a party, we expect that we will incur an aggregate of approximately $12.6 million of capital expenditures for the period April 1, 2006 to March 31, 2007. This includes exploration costs to be incurred on our Cambay and DS Blocks as well as an estimated $1.0 million to be incurred solely by us in providing services under our CIA relating to the KG Block and certain other overhead costs directly related to our exploration activities in India. There can be no assurance that these budgets will not be revised by the operators from time to time during the period and the amounts of such revisions may be material. The foregoing capital expenditure budgets do not include our cash operating expenses that we will expend throughout the period.
We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the balance of the year ended December 31, 2006 for our present level of operations. We do not expect to have any significant change in 2006 in our number of employees.
Recent Accounting Standards
FAS 123 (R)
In December, 2004, the Financial Accounting Standards Board issued a revision to Standard 123, Accounting for Stock-Based Compensation. The Statement of Financial Accounting Standards 123(R), Share-Based Payment, requires the recognition of compensation cost for stock-based compensation arrangements with employees, consultants and directors based on their grant date fair values using the Modified Black-Scholes option-pricing model. Compensation expense is recorded over the awards’ respective requisite service, with corresponding entries to paid-in capital.
The Company adopted 123(R) using the modified-prospective-transition method on January 1, 2006. Accordingly, the remaining fair value, amounting to $367,596, of past stock-based compensation options was to be recognized over the ensuing 3 years.

FN 48 Disclosure
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation Bulletin #48 (FIN 48) relating to income tax positions subject to FAS 109, Accounting for Income Taxes. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement is only addressed if the recognition requirement has been satisfied (i.e., the position is more-likely-than-not to be sustained). Measurement of the tax benefit is based on the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.
FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company expects that FIN 48 will not have a significant impact on its consolidated statements.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements made herein include, but are not limited to:
•	the statements in this Report regarding our plans and objectives relating to our future operations,

•	plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India in which we have interests,

•	plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities and to realize revenues from the sales of those hydrocarbons,

•	our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional PSC’s with the GOI and others,

•	our assumptions, plans and expectations regarding our future capital requirements,

•	our plans and intentions regarding our plans to raise additional capital,

•	the costs and expenses to be incurred in conducting exploration, well drilling, development and production activities and the adequacy of our capital to meet our requirements for our present and anticipated levels of activities are all forward-looking statements.
These statements appear, among other places, under the captions “Management’s Discussion and Analysis or Plan of Operations” and “Risk Factors”. If our plans fail to materialize, your investment will be in jeopardy.
•	We cannot assure you that our assumptions or our business plans and objectives discussed herein will prove to be accurate or be able to be attained.

•	We cannot assure you that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration blocks in which we have an interest.

•	Our ability to realize revenues cannot be assured. Our ability to successfully drill, test and complete producing wells cannot be assured.

•	We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required or we will have available to us the amounts we are required to fund under the terms of the PSC’s we are a party to.

•	We cannot assure you that we will be successful in joining any further ventures seeking to be granted PSC’s by the GOI or that we will be successful in acquiring interests in existing ventures.

•	We cannot assure you that the GOI will consent to the assignment by GSPC of the 20% participating interest in the Tarapur Block.

•	We cannot assure you that the outcome of testing of one or more wells on the KG Block will be satisfactory and result in a commercially-productive well or that any further wells drilled on the KG Block will have commercially-successful results.

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
Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should consider the following factors, in addition to the other information contained in this Report, in evaluating our business and current and proposed activities before you purchase any shares of our common stock. You should also see the “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” regarding risks and uncertainties relating to us and to forward-looking statements in this Report.
Risks Relating to Our Oil and Gas Activities
Because We Are In the Early Stage Of Developing Our Activities, There Are Considerable Risks That We Will Be Unsuccessful
We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into five Production Sharing Contracts with the GOI. In addition, we have entered into an agreement to acquire a participating interest in a sixth Production Sharing Contract (“PSC”), subject to GOI consent. We have realized no revenues from our oil and natural gas exploration and development activities and do not claim any proved reserves of oil or natural gas. As of August 11, 2006 a venture in which we have a net 5% interest, has drilled and abandoned two wells, has drilled, tested and completed two wells and is currently drilling a fifth well.
As of August 11, 2006, we do not claim any proved reserves of hydrocarbons as a result of those drilling, testing and evaluation activities. Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSC’s we are a party to. There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold or have agreed to acquire an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest. Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.
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
Our interests in the exploration blocks should be considered to be highly speculative exploration opportunities that involve material risks. None of the exploration blocks in which we have an interest have any proven reserves and are not producing any quantities of oil or natural gas. Exploratory drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that wells drilled on any of the exploration blocks in which we have an interest or by any venture in which we may acquire an interest in the future will be productive or that we will receive any return or recover all or any portion of our investment. Drilling for oil and gas may involve unsuccessful or unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the operator’s control, including economic conditions, mechanical problems, extreme downhole pressures and temperatures, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. Drilling activities on the exploration blocks in which we hold an interest may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.
Possible Inability of Contracting Parties to Fulfill Phase One of the Minimum Work Program for the KG Block
Our PSC relating to the KG Block provides that by the end of the first phase of the exploration period the contracting parties shall have drilled at least fourteen wells. The first phase of the exploration period expired on September 11, 2005. Through August 11, 2006, four wells have been drilled on the exploration block, leaving ten wells to be drilled. On August 5, 2005, a written notice requesting the six month extension was submitted and on August 29, 2005, the management committee consented to the extension of six months to March 11, 2006 and deducted the six month extension from the Phase II exploration period. On February 24, 2006, the management committee for the KG Block recommended a further extension to the first phase of twelve months to March 11, 2007 which will also be deducted from the second phase of the exploration program. As at August 11, 2006, approval of this extension from the GOI is still outstanding.
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
In the event the twelve month extension is granted and the ten additional wells are not drilled by March 11, 2007, or the further extension is not granted, the Company may be liable for consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC. The PSC has provisions for termination on account of various reasons specified therein, including material breach of the contract. Termination rights can be exercised after giving ninety days written notice, unless such failure of compliance or contravention is remedied within the ninety-day period or such extended period as may be granted by the GOI. The failure to timely complete the minimum work commitment may be deemed by the GOI to be a failure to comply with the provisions of the PSC in a material particular. We have been advised by GSPC that it is unaware of any such precedence. In the event the PSC is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase. However, termination of the PSC by the GOI would result in the loss of our interest in the KG Block other than areas determined to encompass commercial discoveries. No areas on the KG Block have been determined to encompass commercial discoveries as of August 11, 2006.

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
There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future. Our operations were recently established, and as such, we have no substantial operating history to serve as the basis to predict our ability to further the development of our business plan. Likewise, the outcome of our exploratory drilling activities, as well as our quarterly and annual operating results cannot be predicted. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects. Through August 11, 2006, we abandoned two wells drilled on the KG Block and it is likely that in some future quarter our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells abandoned. In such event, the trading price of our common stock may be materially and adversely affected.
We Expect to Have Substantial Requirements For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing and Additional Ventures Or Pursue Other Opportunities. Our Available Capital is Limited
In order to participate under the terms of our PSC’s as well as in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital. Under the terms of our CIA relating to the KG Block, after the start date of initial commercial production on the KG Block, and under the terms of the five additional PSC’s we are parties to, as well as the agreement relating to the acquisition of the 20% participating interest in the Tarapur Block, we are required to bear our proportionate share of costs during the exploration phases of those agreements. There can be no assurance that our currently available capital will be sufficient for these purposes or that any additional capital that is required will be available to us in the amounts and at the times required. Such capital also may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities. We intend to seek the additional capital to meet our requirements from equity and debt offerings of our securities. Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.

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
As of June 30, 2006, we had cash and cash equivalents of approximately $35.0 million. We currently expect that our available cash will be sufficient to fund through December 2007 at the present level of operations our required capital expenditures on the five exploration blocks in which we are currently a participant and our participation in the Tarapur Block in which we agreed to acquire a 20% participating interest. Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSC’s relating to these exploration blocks, totals approximately $11.6 million during the period April 1, 2006 to March 31, 2007. Any further PSC’s we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us. We may be unsuccessful in raising the capital necessary to meet these capital requirements. There can be no assurance that we will be able to raise the capital.
Pursuant to our agreement executed on April 7, 2005 to acquire a 20% participating interest from GSPC in the Tarapur Block, we have paid to GSPC the sum of $2,872,040, have set up $671,169 in accounts payable and have accrued an additional $438,211 for estimated costs incurred to June 30, 2006. In addition, it is expected that under the terms of our agreement with GSPC the total capital we will be required to contribute to exploration activities on Tarapur during the period ending March 31, 2007, based on our 20% participating interest, will be approximately an additional $4.6 million.
Our agreement with GSPC on the Tarapur Block is subject to obtaining the GOI consent. In the event such consent is not obtained, the assignment would be terminated. In the event the GOI does not reject in writing the application for consent to the assignment within 180 days, it is deemed approved, however, the commencement of this 180 day period does not commence until the GOI deems the application submitted to be complete. The GOI has not as of August 11, 2006 deemed the application to be complete.
On May 30, 2006, we entered into a Memorandum of Understanding (“MOU”) with GSPC relating to the Tarapur Block. Under the terms of our previous agreement with GSPC, we are to fund a 20% PI share of all past exploration costs incurred on the Tarapur Block and keep in force a financial and performance guarantee in an amount sufficient to secure our performance under the Tarapur PSC. Under the terms of our previous agreement with GSPC, in the event such GOI consent is not obtained, the assignment would be terminated. Pursuant to the MOU, in the event that the GOI does not approve of the Tarapur assignment, GSPC is obligated to repay to us all amounts paid by us to GSPC with respect to the Tarapur Block and the assignment would be automatically terminated. GSPC is to repay such amounts to us within 30 days of a written notice from us.
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

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of August 11, 2006, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 32,216,167 shares or approximately 50.0% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions. These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock. Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.
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
Under the terms of our CIA for the KG Block, we have a carried interest in the exploration activities conducted by the parties on the KG Block prior to the start date of initial commercial production. However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less. Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the PSC for which our interest is carried was originally estimated to be approximately $22.0 million. Additional drilling costs including the drilling to depths in excess of 5,000 meters, where higher downhole temperatures and pressures are encountered, versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in additional costs exceeding original budgeted expenditures. As a consequence of these additional drilling costs incurred, as of August 11, 2006, the annual budget for the period April 1, 2006 to March 31, 2007 submitted to the Management Committee under the PSC for the KG Block estimates that GSPC will expend approximately $26.2 million attributed to us under the CIA over the period April 1, 2006 to March 31, 2007. Further additional expenditures may be required for cost overruns and completions of commercially successful wells. We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence. Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement between us and Roy Group (Mauritius) Inc. We are not entitled to any share of production from the KG Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the CIA, have been recovered by GSPC from future production revenue. Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Block. As provided in the CIA, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Block.
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

Oil And Gas Prices Fluctuate Widely And Low Oil And Gas Prices Could Adversely Affect Our Financial Results
There is no assurance that there will be any market for oil or gas produced from the exploration blocks in which we hold an interest and our ability to deliver the production from any wells may be constrained by the absence of or limitations on collector systems and pipelines. Future price fluctuations could have a major impact on the future revenues from any oil and gas produced on these exploration blocks and thereby our revenue, and materially affect the return from and the financial viability of any reserves that are claimed. Historically, oil and gas prices and markets have been volatile, and they are likely to continue to be volatile in the future. A significant decrease in oil and gas prices could have a material adverse effect on our cash flow and profitability and would adversely affect our financial condition and the results of our operations. In addition, because world oil prices are quoted in and trade on the basis of U.S. dollars, fluctuations in currency exchange rates that affect world oil prices could also affect our revenues. Prices for oil and gas fluctuate in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:
▪	political conditions in oil producing regions, including the Middle East and elsewhere;
▪	the domestic and foreign supply of oil and gas;
▪	quotas imposed by the Organization of Petroleum Exporting Countries upon its members;
▪	the level of consumer demand;
▪	weather conditions;
▪	domestic and foreign government regulations;
▪	the price and availability of alternative fuels;
▪	overall economic conditions; and
▪	international political conditions.
In addition, various factors may adversely affect the ability to market oil and gas production from the exploration block, including:
▪	the capacity and availability of oil and gas gathering systems and pipelines;
▪	the ability to produce oil and gas in commercial quantities and to enhance and maintain production from existing wells and wells proposed to be drilled;
▪	the proximity of future hydrocarbon discoveries to oil and gas transmission facilities and processing equipment (as well as the capacity of such facilities);
▪	the effect of governmental regulation of production and transportation (including regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and condensate and matters associated with the protection of the environment);
▪	the imposition of trade sanctions or embargoes by other countries;
▪	the availability and frequency of delivery vessels;
▪	changes in supply due to drilling by others;
▪	the availability of drilling rigs and qualified personnel; and
▪	changes in demand.
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
ITEM 3. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including Jean Paul Roy, our President and Chief Executive Officer, and Allan J. Kent, our Executive Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Roy and Mr. Kent have concluded that these controls and procedures are effective. There were no material changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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

GEOGLOBAL RESOURCES INC.
(Registrant)

August 11, 2006	/s/ Jean Paul Roy
Jean Paul Roy
President and Chief Executive Officer
(Principal Executive Officer and Director)

August 11, 2006	/s/ Allan J. Kent
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting)