Form 10QSB
period 2006-09-30
GEOGLOBAL RESOURCES INC
filed 2006-11-14
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006;
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission file Number: 1-32158

GEOGLOBAL RESOURCES INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0464753
(State or other jurisdiction of incorporation of organization)	(I.R.S. employer identification no.)

SUITE #310, 605 - 1 STREET SW, CALGARY, ALBERTA, CANADA T2P 3S9
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
YES [X]	NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]	NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Outstanding at November 14, 2006
COMMON STOCK, PAR VALUE $.001 PER SHARE	66,203,255

Transitional Small Business Disclosure Format
YES [ ]	NO [X]

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-QSB

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 (Unaudited)	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and September 30, 2005 and for the period from inception on August 21, 2002 to September 30, 2006 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2006 and September 30, 2005 and for the period from inception on August 21, 2002 to September 30, 2006 (Unaudited)	5

	Notes to the Consolidated Financial Statements as at September 30, 2006 (Unaudited)	6-21

Item 2.	Management's Discussion and Analysis or Plan of Operations	22

Item 3.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 6.	Exhibits	40

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2006 US $	December 31, 2005 US $

Assets
Current
Cash and cash equivalents	33,198,051	36,037,388
Accounts receivable and prepaids	197,024	144,753
Cash call receivable	62,212	49,947
	33,457,287	36,232,088

Restricted cash (note 10a)	3,482,305	392,485

Property and equipment (note 3)
Exploration costs, not subject to depletion	8,134,762	2,216,663
Computer and office equipment, net	141,617	89,826
	8,276,379	2,306,489

	45,215,971	38,931,062

Liabilities
Current
Accounts payable	388,841	159,145
Accrued liabilities	747,927	43,500
Due to related companies (notes 7c, 7d and 7e)	126,284	244,452
	1,263,052	447,097
Stockholders' Equity (note 4)
Capital stock
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
66,203,255 common shares (December 31, 2005 - 62,954,255)	51,610	48,361
Additional paid-in capital	46,921,494	40,275,588
Deficit accumulated during the development stage	(3,020,185)	(1,839,984)
	43,952,919	38,483,965

	45,215,971	38,931,062
See Commitments, Contingencies and Guarantees (note 10) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended Sept 30-2006 US $	Three months ended Sept 30-2005 US $	Nine months ended Sept 30-2006 US $	Nine months ended Sept 30-2005 US $	Period from Inception, August 21-2002 to Sept 30-2006 US $
					(note 11)
Expenses (note 7c, 7d and 7e)
General and administrative	191,391	179,516	674,044	369,450	1,778,760
Consulting fees	147,065	53,295	316,082	154,869	989,414
Professional fees	61,039	41,382	161,967	131,623	663,382
Stock-based compensation	1,073,584	--	1,286,625	--	1,286,625
Depreciation and depletion	12,975	12,650	33,974	36,037	195,961
	1,486,054	286,843	2,472,692	691,979	4,914,142
Other expenses (income)
Consulting fees recovered	--	--	--	--	(66,025)
Equipment costs recovered	--	--	--	--	(19,395)
Gain on sale of equipment	--	--	--	--	(42,228)
Foreign exchange (gain) loss	(2,329)	8,198	(3,750)	12,706	18,060
Interest income	(461,123)	(77,693)	(1,288,741)	(111,979)	(1,784,369)
	(463,452)	(69,495)	(1,292,491)	(99,273)	(1,893,957)

Net loss and comprehensive loss for the period (note 8)	(1,022,602)	(217,348)	(1,180,201)	(592,706)	(3,020,185)

Net loss per share - basic and diluted (note 4f)	(0.02)	(0.00)	(0.02)	(0.01)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended Sept 30-2006 US $	Three months ended Sept 30-2005 US $	Nine months ended Sept 30-2006 US $	Nine months ended Sept 30-2005 US $	Period from Inception, August 21-2002 to Sept 30-2006 US $
Cash flows provided by (used in) operating activities					(note 11)
Net loss	(1,022,602)	(217,348)	(1,180,201)	(592,706)	(3,020,185)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	12,975	12,650	33,974	36,037	195,961
Gain on sale of equipment	--	--	--	--	(42,228)
Stock-based compensation	1,073,584	--	1,286,625	--	1,286,625
Changes in operating assets and liabilities:
Accounts receivable and prepaids	(51,234)	(28,642)	(52,271)	(30,730)	(122,024)
Accounts payable	13,980	(1,970)	43,140	22,333	48,062
Accrued liabilities	(17,500)	200	(35,000)	(15,500)	8,500
Due to related companies	1,114	43,460	(118,168)	71,742	84,528
	10,317	(191,650)	(21,901)	(508,824)	(1,560,761)

Cash flows provided by (used in ) investing activities
Property and equipment:
Exploration costs	(1,168,813)	(146,809)	(5,149,439)	(1,102,057)	(7,366,102)
Computer and office equipment	(24,782)	(9,097)	(85,765)	(25,608)	(378,150)
Proceeds on sale of equipment	--	--	--	--	82,800
Cash acquired on acquisition (note 6)	--	--	--	--	3,034,666
Restricted cash (note 10a)	(1,879,984)	(185,689)	(3,089,820)	(185,689)	(3,482,305)
Changes in investing assets and liabilities:
Cash call receivable	21,620	7,697	(12,265)	--	(62,212)
Accounts payable	(958,159)	5,021	197,356	5,021	291,771
Accrued liabilities	217,000	(214,915)	739,427	(33,442)	739,427
	(3,793,118)	(543,792)	(7,400,506)	(1,341,775)	(7,140,105)

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	1,949,979	32,183,050	4,667,878	34,450,400	45,976,729
Share issuance costs	(15,457)	(1,496,672)	(74,008)	(1,496,672)	(2,165,870)
Changes in financing liabilities:
Note payable (note 7a)	--	--	--	--	(2,000,000)
Accounts payable	--	53,330	(10,800)	53,330	61,078
Accrued liabilities	--	5,000	--	5,000	--
Due to related companies	--	--	--	--	26,980
	1,934,522	30,744,708	4,583,070	33,012,058	41,898,917

Net increase (decrease) in cash and cash equivalents	(1,848,279)	30,009,266	(2,839,337)	31,161,459	33,198,051

Cash and cash equivalents, beginning of period	35,046,330	5,571,791	36,037,388	4,419,598	--

Cash and cash equivalents, end of period	33,198,051	35,581,057	33,198,051	35,581,057	33,198,051

Cash and cash equivalents
Current bank accounts	700,029	208,419	700,029	208,419	700,029
Term deposits	32,498,022	35,372,638	32,498,022	35,372,638	32,498,022
	33,198,051	35,581,057	33,198,051	35,581,057	33,198,051
The accompanying notes are an integral part of these Consolidated Financial Statements

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

1.	Nature of Operations
The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India. Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts (“PSC”) with the Gujarat State Petroleum Corporation ("GSPC") and the Government of India ("GOI") and the development thereof. To date, the Company has not earned revenue from these operations and is considered to be in the development stage. The recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to fulfill its obligations under the PSC’s in India and upon future profitable operations and upon finalizing agreements with GSPC.
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
September 30, 2006

2.	Basis of presentation (continued)
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.
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

In December, 2004, the Financial Accounting Standards Board issued a revision to Standard 123, Accounting for Stock-Based Compensation. The Statement of Financial Accounting Standards 123(R), Share-Based Payment, requires the recognition of compensation cost for stock-based compensation arrangements with employees, consultants and directors based on their grant date fair value using the Modified Black-Scholes option-pricing model. Compensation expense is recorded over the awards' respective requisite service, with corresponding entries to paid-in capital.

The Company adopted 123(R) using the modified-prospective-transition method on January 1, 2006. The impact of this adoption required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods.

3.	Property and Equipment
	Balance Sheet as at US $
	September 30, 2006	December 31, 2005
Exploration and development - India
Exploration costs incurred in:
2002	21,925	21,925
2003	156,598	156,598
2004	460,016	460,016
2005	1,578,124	1,578,124
	2,216,663	2,216,663
2006	5,918,099	--
	8,134,762	2,216,663

Computer and office equipment
Computer and office equipment	295,350	209,585
Accumulated depreciation	(153,733)	(119,759)
	141,617	89,826

	8,276,379	2,306,489

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

3.	Property and Equipment (continued)
a)	Exploration costs - India
The exploration costs incurred to date are not subject to depletion and cover six exploration blocks, known as the KG Block, the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block, the DS Block and the Tarapur Block. It is anticipated that all or certain of these exploration costs may be subject to depletion no earlier than the 2007 fiscal year.
b)	Capitalized overhead costs
Included in the US$5,918,099 of exploration cost additions during the nine months ended September 30, 2006 (year ended December 31, 2005 - US$1,578,124) are certain overhead costs capitalized by the Company in the amount of US$1,762,061 (year ended December 31, 2005 - US$469,268) directly related to the exploration activities in India. Of the capitalized overhead amount, US$768,660 (year ended December 31, 2005 - US$nil) was stock-based compensation to personnel in India. Of the remaining US$993,401, US$665,119 (year ended December 31, 2005 - US$145,773) represented expenses paid to third parties, $nil (year ended December 31, 2005 - US$51,800) were expenses recovered from third parties and US$328,282 was paid to and on behalf of a related party (year ended December 31, 2005 - US$375,295) (see note 7c). These costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 3c).
c) Carried Interest Agreement
On August 27, 2002, GeoGlobal entered into a CIA with GSPC, which grants the Company a 10% carried interest (net 5% - see note 3d) in the KG Block. The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.
Under the terms of the CIA, all of GeoGlobal's and Roy Group (Mauritius) Inc.'s (“RGM”), a related party (note 7b), proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the KG Block. GeoGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.
As at September 30, 2006, GSPC has incurred costs of Rs 99.7 crore (approximately US$22.2 million) (December 31, 2005 - Rs 63.31 crore (approximately US$14.1 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

3. Property and Equipment (continued)
d) Participating Interest Agreement
On March 27, 2003, GeoGlobal entered into a Participating Interest Agreement (“PIA”) with RGM, whereby GeoGlobal assigned and holds in trust for RGM subject to GOI consent, 50% of the benefits and obligations of the PSC covering the Exploration Block KG-OSN-2001/3 ("PSC-KG") and the CIA leaving GeoGlobal with a net 5% participating interest in the PSC-KG and a net 5% carried interest in the CIA. Under the terms of the PIA, until the GOI consent is obtained, GeoGlobal retains the exclusive right to deal with the other parties to the PSC-KG and the CIA and is entitled to make all decisions regarding the interest assigned to RGM. RGM has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal in regard to RGM's interest, and to be liable to GeoGlobal for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest. RGM has agreed to indemnify GeoGlobal against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM's failure to pay the same.
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
On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% participating interest in the onshore Tarapur Exploration Block (CB-ON/2). The assignment of the 20% interest was subject to obtaining the consent of the GOI to the assignment, which consent was received effective August 24, 2006. As a condition to receiving the GOI consent and subsequent to September 30, 2006, the Company provided to the GOI an irrevocable letter of credit in the amount of US$1,200,000 secured by a term deposit of the Company in the same amount (see note 10). This amount represents the Company’s performance guarantee for its 20% participating interest share (Rs. 5.3 crore) of the estimated exploration costs budgeted for the period April 1, 2006 through March 31, 2007.
Under the terms of the Company's agreement with GSPC, the Company is to fund its 20% participating interest share of all past exploration costs incurred on the Tarapur exploration block. As at September 30, 2006, the amount of US$3,081,178 has been included in Exploration costs - India for our participating interest share of costs incurred in the previous drilling of six exploration wells and a recently completed 500 sq. km. 3D seismic acquisition. Of this amount, US$2,779,438 has been paid to GSPC, US$234,458 is in accounts payable to GSPC and an additional US$67,282 has been recorded in accrued liabilities to GSPC.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

4.	Capital Stock
a)	Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 6)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 4c)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker Warrants exercised for cash	39,100	39	58,611
	154,100	154	213,396

Balance as at December 31, 2004	55,207,455	40,615	6,831,434

2005 Transactions
Options exercised for cash (note 4e)	739,000	739	1,004,647
2003 Purchase Warrants exercised for cash (note 4d(i))	2,214,500	2,214	5,534,036
Broker Warrants exercised for cash (note 4c)	540,900	541	810,809
September 2005 private placement financing (note 4b)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 4b)	--	--	(1,541,686)
	7,746,800	7,746	33,444,154

Balance as at December 31, 2005	62,954,255	48,361	40,275,588

2006 Transactions
Options exercised for cash (note 4e(i))	2,279,000	2,278	2,701,850
Options exercised for notes receivable (note 5d)	184,500	185	249,525
2003 Purchase Warrants exercised for cash (note 4d(i))	785,500	786	1,962,964
Share issuance costs	--	--	(74,008)
Stock-based compensation (note 5b(i))	--	--	2,055,285
Less - unpaid capital subscriptions (note 5d)	--	--	(249,710)
	3,249,000	3,249	6,645,906

Balance as at September 30, 2006	66,203,255	51,610	46,921,494

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

4.	Capital Stock (continued)
b)	September 2005 Financing
During September 2005, GeoGlobal completed the sale of 3,252,400 Units of its securities at US$6.50 per Unit, together with a concurrent sale of an additional 1,000,000 Units on the same terms, for aggregate gross cash proceeds of US$27,640,600.
Each Unit is comprised of one common share and one half of one warrant. One full warrant ("2005 Purchase Warrant") entitles the holder to purchase one additional common share for US$9.00, for a term of two years expiring September 2007. The 2005 Purchase Warrants are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is US$12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and issuable on exercise of the 2005 Purchase Warrants has been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired. In such events, the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the warrant term.
Costs of US$1,541,686 were incurred in issuing shares in these transactions which included a fee of US$1,268,436 paid to Jones Gable & Company Limited with respect to the sale of the 3,252,400 Units, and, in addition, Compensation Options were issued to Jones Gable & Company Limited entitling it to purchase an additional 195,144 Units at an exercise price of US$6.50 per Unit through their expiration in September 2007. Compensation Options are also subject to accelerated expiration on the same terms and conditions as the warrants issued in the transaction.
c)	December 2003 Financing
On December 23, 2003, GeoGlobal completed a brokered private placement of 5,800,000 units at US$1.00 each, together with a concurrent private placement of an additional 200,000 units on the same terms, for aggregate gross cash total proceeds of US$6,000,000.
Each unit was comprised of one common share and one half of one warrant. One full warrant ("2003 Purchase Warrant"), entitled the holder to purchase one additional common share for US$2.50, for a term of two years from date of closing.
Also issued as additional consideration in the December 2003 transaction were 580,000 Broker Warrants. The 580,000 Broker Warrants described entitled the holder to purchase 580,000 common shares at an exercise price of US$1.50 per share which were fully exercised prior to their expiration on December 23, 2005.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

4.	Capital Stock (continued)
d)	Warrants
i)	2003 Purchase Warrants
During the first quarter 2006, the remaining 2003 Purchase Warrants were exercised which resulted in the issuance of 785,500 common shares for gross proceeds of US$1,963,750. As at September 30, 2006, no 2003 Purchase Warrants remain to be exercised.
ii)	2005 Purchase Warrants
As at September 30, 2006, all of the 2005 Purchase Warrants exercisable at US$9.00 per share remained outstanding. If exercised, they would result in the issuance of 2,126,200 common shares for gross proceeds of US$19,135,800.
iii)	Compensation Option Warrants
As at September 30, 2006, as a result of the outstanding Compensation Options not yet being exercised, none of the 97,572 Compensation Option Warrants have been issued. If the Compensation Options are exercised, the Compensation Option Warrants would be issued and their exercise would result in the issuance of 97,572 common shares for gross proceeds of US$878,148.
e) Options
i)	Stock Options
During the three and nine months ended September 30, 2006, 1,853,500 and 2,463,500 options respectively (December 31, 2005 - 739,000) were exercised at various prices between US$1.01 and US$1.50 for gross cash proceeds of US$1,949,980 and US$2,704,128 respectively (December 31, 2005 - US$1,005,385) and notes receivable for US$249,710.
ii)	Compensation Options
As at September 30, 2006, none of the 195,144 Compensation Options were exercised. When fully exercised, the Compensation Options would result in the issuance of 97,572 compensation option warrants, and the issuance of 195,144 common shares for gross proceeds of US$1,268,436.
f)	Weighted-average number of shares
For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2006 was 60,797,730 and 59,278,132 respectively (three and nine months ended September 30, 2005 - 53,920,318 and 51,503,725 respectively). The numbers for the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2005 excludes the 5,000,000 shares currently held in escrow (note 6).

5.	Stock Options
a)	The Company’s 1998 Stock Incentive Plan
At the annual stockholders meeting held on June 14, 2006, the stockholders approved amendments to the 1998 Stock Incentive Plan (the “Plan”) to increase the shares of Common Stock reserved for issuance under the Plan from 8,000,000 shares to 12,000,000 shares.
Under the terms of the 1998 Stock Incentive Plan (the "Plan"), as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan. As at September 30, 2006, the Company had 3,680,697 (December 31, 2005 - 1,875,697) common shares remaining for issuance under the Plan, as amended. The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval. The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 4, 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.
.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

5.	Stock Options (continued)
b)	Stock-based compensation
i)
The Company adopted Statement of Financial Accounting Standards 123(R), Accounting for Stock-Based Compensation, using the modified-prospective-transition method on January 1, 2006. Under this method, the Company is required to recognize compensation cost for stock-based compensation arrangements with employees, consultants and directors based on their grant date fair value using the Modified Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.

During the three and nine months ended September 30, 2006, 2,025,000 and 2,225,000 options, respectively were granted to the Company's directors, employees and consultants under the terms of the 1998 Stock Incentive Plan. The fair value of each option granted was estimated on the date of grant using the Modified Black-Scholes option-pricing model with the following assumptions:

	Three months ended Sept 30-2006	Three months ended Sept 30-2005	Nine months ended Sept 30-2006	Nine months ended Sept 30-2005
	US $	US $	US $	US $
		(note 5b(iii))		(note 5b(iii))
Stock based compensation
Consolidated Statements of Operations
Stock based compensation	1,073,584	--	1,286,625	--
Consolidated Balance Sheets
Property and equipment
Exploration costs - India	701,235	--	768,660	--
	1,774,819	--	2,055,285	--

Black-Scholes Assumptions
Fair value of stock options granted (1)	$1.76	$2.38	$1.83	$0.45
Risk-free interest rate	4.17%	2.75%	4.17%	2.75%
Volatility	70%	95%	70%	95%
Expected life (1)	1.3 years	1.0 years	1.3 years	0.8 years
Dividend yield	0%	0%	0%	0%
(1) weighted-average

ii)   At January 1, 2006, the impact of this adoption required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods. In the three and nine month periods ended September 30, 2006, US$49,340 and US$286,955 of this charge respectively have been recognized.
iii)
In prior periods, the Company was required only to disclose the impact on net loss and net loss per share on a pro-forma basis. For the three and nine months ended September 30, 2005, the stock-based compensation was US$269,581 and US$1,961,805, respectively. This resulted in a pro-forma net loss of US$486,929 and US$2,554,511, respectively and a pro-forma net loss per share of US$0.01 and US$0.05, respectively.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

5. Stock Options (continued)
c)	Stock option table
At September 30, 2006, these options are outstanding and have been granted for services provided to the Company:
						Cancelled (c)
	Option				Granted	Expired (x)		Balance
Grant	exercise	Expiry	Vesting	Balance	during	Exercised (e)	Balance	exercisable
date	price	date	date	Dec 31, 2005	the period	during the period	Sept 30, 2006	Sept 30, 2006
(mm/dd/yy)	US $	(mm/dd/yy)	(mm/dd/yy)	#	#	#	#	#

12/09/03	1.18	08/31/06	Vested	1,751,500	--	1,721,500 (e)	--	--
						30,000 (x)	--	--
12/30/03	1.50	08/31/06	Vested	345,000	--	345,000 (e)	--	--
01/17/05	1.01	06/30/07	Vested	729,500	--	372,000 (e)	357,500	357,500
01/18/05	1.10	08/31/08	Vested	600,000	--	--	600,000	600,000
01/25/05	1.17	08/31/06	Vested	25,000	--	25,000 (e)	--	--
06/14/05	3.49	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	08/24/08	Vested	110,000	--	--	110,000	110,000
10/03/05	6.81	10/03/15	10/03/06	16,666	--	-	16,666	--
10/03/05	6.81	10/03/15	10/03/07	16,667	--	--	16,667	--
10/03/05	6.81	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	06/14/16	06/14/07	--	200,000	--	200,000	--
07/25/06	3.95	12/31/09	07/25/06	--	50,000	--	50,000	50,000
07/25/06	3.95	12/31/09	12/31/06	--	50,000	--	50,000	--
07/25/06	3.95	12/31/09	07/25/07	--	660,000	--	660,000	--
07/25/06	3.95	12/31/09	12/31/07	--	50,000	--	50,000	--
07/25/06	3.95	12/31/09	07/25/08	--	145,000	--	145,000	--
07/25/06	3.95	12/31/09	07/25/09	--	70,000	--	70,000	--
07/25/06	3.95	07/25/16	12/31/06	--	500,000	--	500,000	--
07/25/06	3.95	07/25/16	07/25/07	--	500,000	--	500,000	--
				3,761,000	2,225,000	2,493,500	3,492,500	1,267,500
i)  As at September 30, 2006, there were 3,492,500 options outstanding at various prices which, if exercised, would result in total proceeds of US$11,616,825.
ii)
During the three and nine months ended September 30, 2006, there were 1,853,500 and 2,463,500 options respectively exercised for gross cash proceeds of US$1,949,980 and US$2,704,128 respectively and notes receivable for US$249,710.

d)	Notes receivable

Pursuant to the terms of the Company's 1998 Stock Incentive Plan, during the third quarter of 2006, certain employees and consultants to the Company exercised 184,500 options to purchase shares of common stock of the Company and delivered to the Company their promissory notes in the aggregate principal amount of US$249,710 in payment of the exercise price. The promissory notes are due December 31, 2006, bear interest at 8.25% per annum, and have been reflected in these financial statements as a reduction from additional paid-in capital (see note 4a).

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

6.	Acquisition
On August 29, 2003, pursuant to an agreement dated April 4, 2003 and amended August 29, 2003, the Company completed a transaction with Mr. Roy and GeoGlobal Resources (India) Inc. ("GeoGlobal India"), a corporation then wholly-owned by Mr. Roy, whereby the Company acquired from Mr. Roy all of the outstanding capital stock of GeoGlobal India. In exchange for the outstanding capital stock of GeoGlobal India, the Company issued 34.0 million shares of its Common Stock. Of the 34.0 million shares, 14.5 million shares were delivered to Mr. Roy at the closing of the transaction on August 29, 2003 and an aggregate of 19.5 million shares were held in escrow by an escrow agent. The terms of the escrow provide for the release of the shares upon the occurrence of certain developments relating to the outcome of oil and natural gas exploration and development activities conducted on the KG Block. On August 27, 2004, 14.5 million shares were released to Mr. Roy from escrow upon the commencement of a drilling program on the KG Block. The final 5.0 million shares remaining in escrow will be released only if a commercial discovery is declared on the KG Block. In addition to the shares of Common Stock, the Company delivered to Mr. Roy a US$2.0 million promissory note, of which US$500,000 was paid on the closing of the transaction on August 29, 2003, US$500,000 was paid on October 15, 2003, US$500,000 was paid on January 15, 2004 and US$500,000 was paid on June 30, 2004. The note did not accrue interest. The note was secured by the outstanding stock of GeoGlobal India which has subsequently been released. As a consequence of the transaction, Mr. Roy held as of the closing of the transaction an aggregate of 34.0 million shares of our outstanding Common Stock, or approximately 69.3% of the shares outstanding, assuming all shares held in escrow are released to him. The terms of the transaction provide that Mr. Roy has the right to vote all 34.0 million shares following the closing, including the shares during the period they are held in escrow. Shares not released from the escrow will be surrendered back to GeoGlobal.
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
September 30, 2006

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
Roy Group is related to the Company by common management and is controlled by a director of the Company who is also a principal shareholder of the Company. On August 29, 2003, the Company entered into a Technical Services Agreement ("TSA") with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company. On January 31, 2006, the terms of the agreement were amended to extend the term of the agreement from August 31, 2006 to December 31, 2007. Roy Group receives consideration of US$350,000 per year as outlined and recorded below:
	Three months ended Sept 30-2006	Three months ended Sept 30-2005	Nine months ended Sept 30-2006	Nine months ended Sept 30-2005	Period from Inception, Aug 21, 2002 to Sept 30, 2006
	US $	US $	US $	US $	US $
Consolidated Statements of Operations
Consulting fees	17,500	12,500	52,500	37,500	181,167
Consolidated Balance Sheets
Property and equipment
Exploration costs - India	70,000	50,000	210,000	150,000	724,666
	87,500	62,500	262,500	187,500	905,833
Roy Group was also reimbursed for medical insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed by third parties incurred during the periods as outlined and recorded below:
Consolidated Statements of Operations
General and administrative	43,751	48,721	118,923	49,210	226,478
Consolidated Balance Sheets
Accounts receivable	227	617	454	632	21,824
Property and equipment
Exploration costs - India	62,217	1,610	118,310	1,610	413,010
Computer and office equipment	69	48,266	1,399	60,809	40,255
	106,264	99,214	239,086	112,261	701,567
At September 30, 2006, the Company owed Roy Group (Barbados) Inc. US$99,602 (December 31, 2005 - US$169,181) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA. These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

7.	Related Party Transactions (continued)
d)	D.I. Investments Ltd. (“DI”)
DI is related to the Company by common management and is controlled by an officer and director of the Company. DI charged consulting fees for services rendered as outlined and recorded below:
	Three months ended Sept 30-2006	Three months ended Sept 30-2005	Nine months ended Sept 30-2006	Nine months ended Sept 30-2005	Period from Inception, Aug 21, 2002 to Sept 30, 2006
	US $	US $	US $	US $	US $
Consolidated Statements of Operations
Consulting fees	46,250	30,000	138,750	90,000	470,465
DI was also reimbursed for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:
Consolidated Statements of Operations
General and administrative
Office costs	469	20,756	19,973	39,766	179,108
Travel, hotel, meals and entertainment	181	442	1,188	3,973	48,698
Consolidated Balance Sheets
Accounts receivable	3,012	3,509	10,451	9,026	24,616
Property and equipment
Computer and office equipment	4,107	--	4,107	--	4,107
	7,769	24,707	35,719	52,765	256,529
At September 30, 2006, the Company owed D.I. US$17,920 (December 31, 2005 -US$70,309) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.
e)	Amicus Services Inc. (“Amicus”)
Amicus is related to the Company by virtue of being controlled by the brother of a director of the Company. Amicus charged consulting fees for services rendered as outlined below:
Consolidated Statements of Operations
Consulting fees	12,890	10,795	42,774	24,830	126,877
Amicus was also reimbursed for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:
Consolidated Statements of Operations
General and administrative	--	--	789	--	3,603
Consolidated Balance Sheets
Accounts receivable	503	1,176	2,646	1,738	9,195
Property and equipment
Computer and office equipment	--	--	--	--	1,599
	503	1,176	3,435	1,738	14,397
At September 30, 2006, the Company owed Amicus Services Inc. US$8,762 December 31, 2005 - US$4,962) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

8.	Income Taxes
a)	Income tax expense
The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes. This difference results from the following items:
	Three months ended Sept 30-2006	Three months ended Sept 30-2005	Nine months ended Sept 30-2006	Nine months ended Sept 30-2005	Period from Inception, Aug 21, 2002 to Sept 30, 2006
	US $	US $	US $	US $	US $

Net loss before income taxes	(1,022,602)	(217,348)	(1,180,201)	(592,706)	(3,020,185)
Expected US tax rate	40.66%	40.66%	40.66%	40.66%	40.66%

Expected income tax recovery	(415,789)	(88,375)	(479,869)	(240,995)	(1,228,209)
Excess of expected tax rate over tax rate of foreign affiliates	419,647	23,480	468,099	48,006	269,142
	3,858	(64,895)	(11,770)	(192,989)	(959,067)

Valuation allowance	(4,101)	64,847	10,611	191,746	949,660
Other	243	48	1,159	1,243	9,407
Income tax recovery	--	--	--	--	--
b)	Deferred income taxes
The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized. The components of the net deferred income tax asset consist of the following temporary differences:
	September 30, 2006 US $	December 31, 2005 US $
Difference between tax base and reported amounts of depreciable assets	25,871	25,871
Non-capital loss carry forwards	2,944,570	7,556,646
	2,970,441	7,582,517
Valuation allowance	(2,970,441)	(7,582,517)
Deferred income tax asset	--	--
c)  Loss carry forwards
At September 30, 2006, the Company has US$7,748,071 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.
Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	7,166,134	2006
Canada	43,637	2010
Barbados	538,300	2012

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

9.	Segmented Information
The Company’s petroleum and natural gas exploration and development activities are conducted in India. Management of the Company considers the operations of the Company as one operating segment. The following information relates to the Company’s geographic areas of operation.
	September 30, 2006	December 31, 2005
	Property and equipment US $	Property and equipment US $

Canada	118,264	89,826
India	8,158,115	2,216,663
	8,276,379	2,306,489

10.	Commitments, Contingencies and Guarantees
a)	Restricted cash
i)  As at September 30, 2006, the Company has provided to the GOI three irrevocable letters of credit totaling US$2,216,445 (Mehsana US$711,445, Sanand/Miroli US$905,000 and Ankleshwar US$600,000) (December 31, 2005 - US$392,485) secured by term deposits of the Company in the same amount. These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period April 1, 2006 to March 31, 2007 of Phase I of these Cambay Blocks. The PSC's contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the minimum work program for a particular phase, to be undertaken during the budget period ending March 31, 2007.
ii)  Subsequent to September 30, 2006, the Company provided to the GOI an irrevocable letter of credit in the amount of US$1,200,000 for the Tarapur Block secured by a term deposit of the Company in the same amount. This letter of credit serves as a guarantee for the performance of the exploration work commitment for the Tarapur Block for the budget period ending March 31, 2007.
This letter of credit has been recognized in the financial statements as the GOI approval of the assignment was received effective August 24, 2006 as outlined in Note 3e.
iii)
The Company has provided to its bankers as security for credit cards issued to employees for business purposes two term deposits, one in the amount of US$30,000 and the other in the amount of US$35,860 (Cdn$40,000).

b)	Production Sharing Contracts
The Company is required to expend funds on the exploration activities to fulfill the terms of the minimum work commitment based on our participating interest for Phase I pursuant to the PSC’s in respect of each of our exploration blocks as follows:
i)  Mehsana - Acquire, process and interpret 75 square kilometers of 3D seismic and drill 7 exploratory wells between 1,000 and 2,200 meters.
ii)	Sanand/Miroli - Acquire, process and interpret 200 square kilometers of 3D seismic and drill 12 exploratory wells between 1,500 and 3,000 meters.
iii)	Ankleshwar - Acquire, process and interpret 448 square kilometers of 3D seismic and drill 14 exploratory wells between 1,500 and 2,500 meters.
iv)	DS Block - Gravity and geochemical surveys and a 12,000 line kilometer aero magnetic survey.
In the event the Company fails to fulfill any of these minimum work programs, the Company must pay to the GOI its proportionate share based on its participating interest under the PSC of the amount that would be required to complete the minimum work program.
Under the terms of all the PSC's, the Company is also required to keep in force a financial and performance guarantee.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

10. Commitments, Contingencies and Guarantees (continued)
c)  KG Block
The first phase of the exploration period relating to the PSC for the KG Block has expired, as extended on August 29, 2005 through March 11, 2006, without the required minimum of at least fourteen wells being drilled during the first phase. On February 24, 2006, the management committee for the KG Block recommended a further extension of the first phase of twelve months to March 11, 2007. Any such extension that is granted is to be deducted from the next succeeding exploration phase. As at November 6, 2006, five wells have been drilled on the exploration block leaving nine to be drilled, and approval of this extension from the Government of India is still outstanding. Unless this further extension is granted, the Company may be liable for consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC. The PSC has provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract. Termination rights can be exercised after giving ninety days written notice. This failure to timely complete the minimum work commitment, though there is no precedence, may be deemed by the GOI to be a failure to comply with the provisions of the contract in a material particular. The Company has been advised by GSPC, the operator, that it is unaware of any precedent for such an occurrence.
In the event the PSC is terminated by the Government of India, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the PSC is to pay to the Government of India its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase. However, the termination of the production sharing contract by the GOI would result in the loss of the Company’s interest in the KG Block other than areas determined to encompass "commercial discoveries". No areas on the KG Block have been determined to encompass "commercial discoveries" as that term is defined under the Production Sharing Contract as of November 6, 2006. Certain exploration costs related to the KG Block are incurred solely by and on behalf of the Company in providing its services under the CIA and are therefore not reimbursable under the CIA. As such, these costs have been capitalized in the Company's accounts under Property and equipment, Exploration costs - India and at September 30, 2006 amount to US$2,739,753. (see note 3(b).

d)	Tarapur Block
As the holder of a participating interest in the Tarapur Block, the Company is required to fund its 20% share of all exploration and development costs incurred on the exploration block. To September 30, 2006, US$3,081,178 has been incurred under the terms of the Company's agreement with GSPC. Of this amount, US$2,779,438 has been paid to GSPC, US$234,458 is in accounts payable to GSPC and an additional US$67,282 has been accrued for costs incurred to September 30, 2006. The Company has budgeted to expend an aggregate of approximately US$4.6 million for exploration and development activities under the terms of the agreement entered into covering the Tarapur block over the period April 1, 2006 to March 31, 2007, of which, approximately US1.0 million has been incurred and recorded to September 30, 2006. Under the terms of the agreement, the Company is required to keep in force a financial and performance guarantee securing its performance under the Tarapur PSC.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

11.	Comparative figures
As the Company is in its development stage, comparative figures represent the accumulated amounts of the continuing entity for the period from inception, being August 21, 2002 to September 30, 2006.

12.	Recent Accounting Standards
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

General
The following discussion and analysis of our financial condition or plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Unaudited Interim Consolidated Financial Statements and the related Notes appearing elsewhere in this Quarterly Report. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results and business plans discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere in this Quarterly Report. For further information, refer to the consolidated financial statements and footnotes and management's discussion and analysis thereto included in the Company's annual report on Form 10KSB for the year ended December 31, 2005.

Our Business Activities
We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves. We initiated these activities in 2003. Through September 30, 2006, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contract's ("PSC's") entered into with the Government of India ("GOI").
At September 30, 2006, we have entered into agreements with respect to six exploration blocks as follows:
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

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 TO SEPTEMBER 30, 2005

Statements of Operations
Three months ended September 30, 2006 and 2005
During the three months ended September 30, 2006, we had expenses of $1,486,054 compared with expenses of $286,843 during the three months ended September 30, 2005. This increase is primarily the result of the adoption of a new accounting standard FAS 123(R) Accounting for Stock-Based Compensation on January 1, 2006, as is further explained below. The balance of the increase is consistent with the increased scale of our participation in oil and gas exploration activities in 2006 over 2005.

Our general and administrative expenses increased to $191,391 from $179,516. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, directors’ fees, American Stock Exchange listing and filing fees and transfer agent fees and services. The increase is a result of an increase of approximately $46,000 in our Directors and Officers liability insurance; an increase of approximately $22,000 in our bank charges for securing irrevocable letters of credit as bank guarantees for our minimum work commitments on our exploration blocks; and an overall increase in our general office costs associated with the increase in our oil and gas activities, offset by a decrease in travel and hotel expenses in the third quarter of 2006 versus the same quarter in 2005 in which we experienced a higher amount of such costs directly related to our September 2005 financing,
Our consulting fees increased to $147,065 during the three months ended September 30, 2006 from $53,295 for the same period in 2005. These consulting fees reflect $17,500 (2005 - $12,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Jean Roy, President of the Company and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. The remaining increase is consistent with the increased scale of our participation in oil and gas activities.
Professional fees increased slightly to $61,039 during the three months ended September 30, 2006 from $41,382 during the three months ended September 30, 2005. Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.
Stock-based compensation of $1,073,584 for the three months ended September 30, 2006 compared to $nil for the same period in 2005, is a result of the adoption on January 1, 2006 of Financial Accounting Standard 123 (R), Accounting for Stock-Based Compensation which requires the recognition of the compensation cost for stock-based compensation arrangements with employees, consultants and directors, to be expensed over the stock-based compensations' respective vesting periods.
Our other expenses and income during the three months ended September 30, 2006 resulted in income of $463,452 versus $69,495 for the same period in 2005. This increase is mostly attributed to an increase in interest income to $461,123 from $77,693 for the three months ended September 30, 2005, which is directly related to the significant increase in the size of the cash balances we held during the period as compared to 2005 as well as an increase in the US prime rate. Included in other expenses and income is a foreign exchange gain of $2,329 compared to a loss in 2005 of $8,198.
Reflecting the increase in our interest income offset by our increased costs of our overall oil and gas activities during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, we reduced our net loss before the recognition of the stock-based compensation to a net earnings of $50,982 compared to a net loss of $217,348 in 2005. After the recognition of the stock-based compensation of $1,073,584, our net loss increased by $805,254 to $1,022,602.
We capitalized overhead costs directly related to our exploration activities in India. The majority of these costs include outlays for geological, geophysical and supervisory services and related overhead costs incurred in India with respect to the Carried Interest Agreement ("CIA") on the KG Block and our interests in various Production Sharing Contracts. During the three months ended September 30, 2006, these capitalized overhead costs were $983,751 as compared to $126,556 during the three months ended September 30, 2005. This increase is consistent with the increased scale of our participation in oil and gas exploration activities.

 Nine months ended September 30, 2006 and 2005
During the nine months ended September 30, 2006, we had expenses of $2,472,692 compared with expenses of $691,979 during the nine months ended September 30, 2005. This increase is primarily the result of the adoption of a new accounting standard FAS 123(R) Accounting for Stock-Based Compensation on January 1, 2006, as is further explained below. The balance of the increase is consistent with the increased scale of our participation in oil and gas exploration activities in 2006 over 2005.
Our general and administrative expenses increased to $674,044 from $369,450. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors’ fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services. The increase is a result of an increase of approximately $20,000 in our State of Delaware franchise tax due to our increased capitalization; increase of approximately $10,000 in salaries; increase of approximately $70,000 in our bank charges for securing irrevocable letters of credit as bank guarantees for our minimum work commitments on our exploration blocks; an increase of approximately $14,000 related to the relocation of our executive offices, and $20,000 due to increased rents in Calgary for our corporate head offices; $45,000 in our shareholder relations costs, attributable to our increased activities; $46,000 increase in our Directors and Officers liability insurance and the balance as an overall increase in our general office costs associated with the increase of our oil and gas activities.
Our consulting fees increased to $316,082 during the nine months ended September 30, 2006 from $154,869 in the prior nine month period. These consulting fees reflect $52,500 (2005 - $37,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. The remaining increase is consistent with the increased scale of our participation in oil and gas activities.
Professional fees increased to $161,967 during the nine months ended September 30, 2006 from $131,623 during the nine months ended September 30, 2005. Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements. The increase is mostly attributable to an increase in our fees paid to our lawyers for additional work incurred on our new NELP V joint operating agreements during the first and second quarters of 2006 as compared to 2005.
Stock-based compensation of $1,286,625 for the nine months ended September 30, 2006 compared to $nil for the same period in 2005, is a result of the adoption on January 1, 2006 of Financial Accounting Standard 123 (R), Accounting for Stock-Based Compensation which requires the recognition of the compensation cost for stock-based compensation arrangements with employees, consultants and directors, to be expensed over the stock-based compensations' respective vesting periods.
Our other expenses and income during the nine months ended September 30, 2006 resulted in income of $1,292,491 versus $99,273 for the same period in 2005. This increase is mostly attributed to an increase in interest income to $1,288,741 from $111,979 for the nine months ended September 30, 2005 which is directly related to the significant increase in the size of the cash balances we held during the period as compared to 2005 as well as an increase in the US prime rate. Included in other expenses and income is a foreign exchange gain of $3,750 compared to a loss in 2005 of $12,706.
Reflecting the increase in our interest income offset by our increased costs due to the increase in our overall oil and gas activities during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, we reduced our net loss before the recognition of the stock-based compensation to a net earnings of $106,424 as compared to a net loss of $592,706 in 2005. After the recognition in 2006 of the stock-based compensation our net loss increased by $587,495 to $1,180,201.

We capitalized overhead costs directly related to our exploration activities in India. During the nine months ended September 30, 2006, these capitalized overhead costs were $1,762,061 as compared to $283,276 during the nine months ended September 30, 2005. This increase is mostly attributed to the purchase in the first quarter of 2006 of a geophysical software package used in analyzing our oil and gas exploration blocks at a cost of $340,500 as well as $768,660 being the capitalized portion of the stock-based compensation incurred in the third quarter of 2006. The remaining balance of the increase of $369,625 is consistent with the increased scale of our participation in oil and gas exploration activities.

Liquidity and Capital Resources
At September 30, 2006, our cash and cash equivalents were $33,198,051. Of these funds, $33,001,515 are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.
Three months ended September 30, 2006 and 2005
The decrease in our cash and cash equivalents of $1,848,279 during the three months ended September 30, 2006 as compared to an increase in our cash and cash equivalents of $30,009,266 during the three months ended September 30, 2005 is primarily the result of funds used in investing activities and provided by operations and financing activities as follows:
Our cash provided by operating activities during the three months ended September 30, 2006 was $10,317 as compared to cash used in operating activities of $191,650 for the three months ended September 30, 2005. This increase is mostly as a result of a reduction of our net loss before stock-based compensation due to an increase in our interest income derived from our increased cash balances net of our increased costs due to our increased oil and gas exploration activities.
Cash used in investing activities during the three months ended September 30, 2006 was $3,793,118 as compared to $543,792 during the three months ended September 30, 2005. This increase is a result of additional expenditures on our oil and gas activities which is consistent with the increased scale of our participation.
Cash provided by financing activities for the three months ended September 30, 2006 was $1,934,552 as compared to $30,744,708 during the three months ended September 30, 2005. During the three months ended September 30, 2006, cash of $1,949,978 was provided from the issuance of 1,669,000 shares of common stock on the exercise of options. During the same period in 2005, there were no common shares issued on the exercise of options. However, during the three months ended September 30, 2005, an additional $4,542,450 was provided from the issuance of 1,899,400 shares of common stock on the exercise of 2003 purchase warrants and broker warrants as well as a further $27,640,600 from the completion of the sale of 4,252,400 Units of our securities at $6.50 per Unit in our September 2005 financing.

Nine months ended September 30, 2006 and 2005
The decrease in our cash and cash equivalents for the nine months ended September 30, 2006 of $2,839,337 to $33,198,051 at September 30, 2006, as compared to an increase in cash for the same period ending September 30, 2005 of $31,161,459 was primarily the result of funds used in operating and investing activities and provided by financing activities as follows:
Our cash used in operating activities during the nine months ended September 30, 2006 was $21,901 as compared to $508,824 for the nine months ended September 30, 2005. This decrease is mostly as a result of a reduction of our net loss before stock-based compensation due to an increase in interest income derived from our increased cash balances net of our increased costs related to our increased oil and gas exploration activities.
Cash used by investing activities during the nine months ended September 30, 2006 was $7,400,506 as compared to $1,341,775 during the nine months ended September 30, 2005. This increase is a direct result of additional expenditures on our oil and gas activities which is consistent with the increased scale of our participation.

Cash provided by financing activities for the nine months ended September 30, 2006 was $4,583,070 as compared to $33,012,058 during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, cash of $2,704,128 was provided from the issuance of 2,279,000 shares of common stock on the exercise of options and $1,963,750 on the exercise all 785,500 of the remaining 2003 purchase warrants. During the same period in 2005, cash of $462,200 was provided from the issuance of 335,000 shares of common stock on the exercise of options and $6,347,600 on the exercise of the 2003 purchase warrants and broker warrants. A further $27,640,600 was provided from the completion of the sale of 4,252,400 Units of our securities at $6.50 per Unit in our September 2005 financing.

The KG Block and Our Carried Interest Agreement
At September 30, 2006, GSPC, the Operator of the KG Block, has expended on exploration activities approximately $22.2 million attributable to us under the CIA as compared to $14.1 million at December 31, 2005. Of this amount, 50% is for the account of RGM. Under the terms of the CIA, GeoGlobal and RGM are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Block prior to the start date of initial commercial production.
Certain exploration costs related to the KG Block are incurred solely by and on behalf of the Company in providing its services under the CIA and are therefore not reimbursable under the CIA. As such, these costs, which amount to approximately $2.7 million at September 30, 2006, have been capitalized in the Company's accounts as part of property and equipment, exploration costs - India. Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Block. Preliminary estimates in the year 2003 were that these expenditures attributable to us will total approximately $22.0 million over the 6.5 year term of the PSC. Additional drilling costs incurred in drilling to depths in excess of 5,000 meters versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in actual costs attributable to us exceeding our original preliminary estimates. As of November 6, 2006, the annual budget for the period April 1, 2006 to March 31, 2007 has been prepared and submitted to the Management Committee for approval. It is budgeted that GSPC will expend approximately $26.2 million attributed to us (including the amount attributable to RGM) under the CIA over the period April 1, 2006 to March 31, 2007. We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence. As provided in the CIA, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Block.
We will not realize cash flow from the KG venture until such time as the expenditures attributed to us, including those expenditures made for the account of RGM under the CIA, have been recovered by GSPC from future production revenue. Under the terms of the CIA, all of our proportionate share of capital costs for exploration and development activities as referred to above, must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.

The NELP IV Cambay Block Agreements
Mehsana Block & Sanand/Miroli Block
At September 30, 2006, we have incurred costs of approximately $1.4 million with respect to these two contracts. The annual budget estimates that our expenditures for exploration activities for the period April 1, 2006 to March 31, 2007 will be approximately $5.0 million based upon our 10% PI in these PSC's. During the six months ended September 30, 2006 we have incurred costs of approximately $706,000 with respect to these two exploration blocks.
At September 30, 2006, we have provided to the GOI two irrevocable letters of credit totaling $1,616,445 (Mehsana $711,445 and Sanand/Miroli $905,000) secured by term deposits of the Company in the same amount. These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period ending March 31, 2007 of Phase I of both of these Cambay Blocks.

Tarapur Block Agreement
As the holder of a participating interest in the Tarapur Block, we are required to fund our 20% share of all exploration and development costs incurred on the exploration block. To September 30, 2006, estimated expenses incurred amount to approximately $3.1 million under the terms of our agreement with GSPC. We have budgeted to expend an additional aggregate of approximately $4.6 million for exploration activities under the terms of the agreement for the period April 1, 2006 to March 31, 2007 of which approximately $1.0 million was incurred during the six month period ending September 30, 2006. Further, under the terms of the agreement, we will be required to keep in force a Financial and Performance Guarantee in an amount sufficient to secure our performance under the Tarapur PSC.
Subsequent to September 30, 2006, we have provided to the GOI an irrevocable letter of credit totaling $1,200,000 secured by term deposits of the Company in the same amount. This letter of credit serves as guarantee for the performance of the minimum work commitments for the budget period ending March 31, 2007 on the Tarapur Block.

The NELP V Block Agreements
DS Block and Ankleshwar Block
On September 28, 2005, we entered into two PSC’s with the GOI covering two new onshore exploration blocks in India. The first block is the DS Block (DS-ONN-2003/1), which covers an area of approximately 3,155 square kilometers ("sq. kms.") onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India and in which we hold a 100% participating interest ("PI") and are the operator. The second block is the Ankleshwar Block (CB-ONN-2003/2), which covers an area of approximately 448 sq. km. onshore in the State of Gujarat south-east of our three existing Cambay blocks. We are part of a consortium and hold a 10% PI in the Ankleshwar Block. GSPC is the operator of the Ankleshwar Block and holds a 50% PI, with the remainder held by GAIL (India) Ltd. as to a 20% PI and Jubilant as to a 20% PI.
Under the terms of the new PSC’s for these exploration blocks, we have committed to expend funds on the exploration and drilling of these new exploration blocks. No budget has yet been approved by the Management Committees on the DS Block for the twelve months ending March 31, 2007, however preliminary estimates of our expenditures are approximately $9.6 million on the DS Block for exploration activities over a period of seven years. For the period ending September 30, 2006, we incurred costs of approximately $777,000 with respect to the Ankleshwar Block and have provided to the GOI an irrevocable letter of credit totaling $600,000 secured by a term deposit we provided in the same amount as collateral.
We estimate our expenditures for exploration activities during the period April 1, 2006 to March 31, 2007 will be approximately $2.0 million based upon our PI in these two PSC’s, of which, $777,000 has been incurred.

2006 Activities
We expect our exploration and development activities pursuant to the PSC's we are parties to will continue throughout 2006 in accordance with the terms of those agreements.
On October 30, 2006 we announced that GSPC, the operator of the KG Block, has completed drilling the KG#15 well on the KG Block to a total depth (“TD”) of 5,745 meters (5,669 meters total vertical depth (“TVD”)).

A complete suite of modern logs have been run and the well has been cased with a 7 inch liner to TD. A testing program is being designed based upon independent log analyses, as well as core samples, MDT's (“Modular Formation Dynamics Tester”) and hydrocarbon shows while drilling. The testing program is expected to commence mid-November, 2006.

Drilling of the KG#15 well commenced on July 17, 2006 from the KG#8 well platform. The well was drilled directionally to a location 750 meters SSE of the KG#8 platform to delineate the extent of the reservoir section tested in KG#8 and to seek to prove additional reserves.

The Atwood Beacon, an offshore jack-up drilling rig recently contracted by GSPC for the KG Block, is expected to arrive on location in December 2006 and commence drilling a new well before the end of the year.

GSPC, as operator, recently completed a 500 sq. km. 3D seismic acquisition program on the Tarapur Block. Currently, GSPC is drilling our seventh well in the Tarapur Block, the Tarapur #5 well, to a depth of approximately 1,600 meters from a location chosen based upon this recently acquired seismic data.
GSPC has advised us that it has contracted three onshore drilling rigs to commence drilling our Cambay Block Phase I commitments along with further development drilling on the Tarapur Block. We anticipate that GSPC will commence the first of six wells in the Sanand/Miroli Block in the fourth quarter of 2006.
GSPC has recently completed the acquisition of the final portion of a 448 sq. km. 3D seismic acquisition program on the Ankleshwar Block. We will then complete processing and interpreting the seismic data with the intention to commence drilling on this block in the second quarter of 2007.
Jubilant, as operator of the Mehsana Block, has advised us that it has contracted an onshore drilling rig and we anticipate that they will commence the drilling of the first of seven wells before the end of 2006 with the intention to continually drill thereafter all seven wells committed in the first phase. Jubilant and the management committee under the PSC for the Mehsana Block have made the request from the GOI for the automatic 6 month extension of Phase I to May 20, 2007 pursuant to the PSC, which 6 months will be deducted from Phase II of the work commitment timeline.
We may seek to participate in joint ventures bidding for the award of further PSC's for exploration blocks expected to be awarded by the GOI in the future. As of November 14, 2006, we have not been awarded any such interests. In addition, as opportunities arise, we may seek to acquire minority PI's in exploration blocks where PSC's have been heretofore awarded by the GOI. The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals. Depending upon the scope of our activities during the years 2006 and 2007, we may require additional capital for the possible acquisition of further minority PI's in PSC's in drilling blocks heretofore awarded by the GOI. We may also require additional capital in order to participate in ventures bidding for the grant of PSC's for future exploration blocks to be awarded by the GOI. We believe it can be expected that our interest in such ventures would be a PI. As of November 14, 2006, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to disclose the amount of any funds that may be required for these purposes. As the holder of a PI in any such possible activities, it can be expected that we will be required to contribute capital to any such ventures.
We are during the years 2006 and 2007, pursuing opportunities to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries. As of November 14, 2006, we have not been awarded any such interests.
We may during the years 2006 and 2007 also seek to raise additional capital to support an expanded level of activities as well as our ongoing operations. No specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that if we seek to raise additional capital it will be through the sale of equity securities. As of November 14, 2006, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.
Based on current budget projections prepared by the operator under the six PSC’s to which we are a party, we expect that we will incur an aggregate of approximately $13.6 million of capital expenditures for the period April 1, 2006 to March 31, 2007. This includes exploration costs to be incurred on our Cambay and DS Blocks as well as an estimated $2.0 million to be incurred solely by us in providing services under our CIA relating to the KG Block and certain other overhead costs directly related to our exploration activities in India. There can be no assurance that these budgets will not be revised by the operators from time to time during the period and the amounts of such revisions may be material. The foregoing capital expenditure budgets do not include our cash operating expenses that we will expend throughout the period.
We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the budget period ending March 31, 2007 and throughout the balance of 2007 at our present level of operations. We do not expect to have any significant change in 2006 in our number of employees.

Recent Accounting Standards
FAS 123 (R)
In December, 2004, the Financial Accounting Standards Board issued a revision to Standard 123, Accounting for Stock-Based Compensation. The Statement of Financial Accounting Standards 123(R), Share-Based Payment, requires the recognition of compensation cost for stock-based compensation arrangements with employees, consultants and directors based on their grant date fair values using the Modified Black-Scholes option-pricing model. Compensation expense is recorded over the awards' respective requisite service, with corresponding entries to paid-in capital.
The Company adopted 123(R) using the modified-prospective-transition method on January 1, 2006. Accordingly, the remaining fair value, amounting to $367,596, of past stock-based compensation options was to be recognized over the ensuing 3 years.
FIN 48 Disclosure
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

•	our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional PSC's with the GOI and others,
•	our assumptions, plans and expectations regarding our future capital requirements,
•	our plans and intentions regarding our plans to raise additional capital,
•
the costs and expenses to be incurred in conducting exploration, well drilling, development and production activities and the adequacy of our capital to meet our requirements for our present and anticipated levels of activities are all forward-looking statements.

These statements appear, among other places, under the captions "Management's Discussion and Analysis or Plan of Operations" and "Risk Factors". If our plans fail to materialize, your investment will be in jeopardy.
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
•
We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required or we will have available to us the amounts we are required to fund under the terms of the PSC's we are a party to.

•	We cannot assure you that we will be successful in joining any further ventures seeking to be granted PSC's by the GOI or that we will be successful in acquiring interests in existing ventures.
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

Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should consider the following factors, in addition to the other information contained in this Report, in evaluating our business and current and proposed activities before you purchase any shares of our common stock. You should also see the "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" regarding risks and uncertainties relating to us and to forward-looking statements in this Report.

Risks Relating to Our Oil and Gas Activities
Because We Are In the Early Stage Of Developing Our Activities, There Are Considerable Risks That We Will Be Unsuccessful
We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into five Production Sharing Contracts with the GOI. In addition, we have entered into an agreement to acquire a participating interest in a sixth Production Sharing Contract ("PSC"). We have realized no revenues from our oil and natural gas exploration and development activities and do not claim any proved reserves of oil or natural gas. As of November 14, 2006, a venture in which we have a net 5% interest, has drilled and abandoned two wells, has drilled, tested and cased two wells and has drilled, cased and is currently testing a fifth well.
As of November 14, 2006, we do not claim any proved reserves of hydrocarbons as a result of those drilling, testing and evaluation activities. Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSC's we are a party to. There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold or have agreed to acquire an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest. Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.
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

Possible Inability of Contracting Parties to Fulfill Phase One of the Minimum Work Program for the KG Block
Our PSC relating to the KG Block provides that by the end of the first phase of the exploration period the contracting parties shall have drilled at least fourteen wells. The first phase of the exploration period expired on September 11, 2005. Through November 14, 2006, five wells have been drilled on the exploration block, leaving nine wells to be drilled. On August 5, 2005, a written notice requesting the six month extension was submitted and on August 29, 2005, the management committee consented to the extension of six months to March 11, 2006 and deducted the six month extension from the Phase II exploration period. On February 24, 2006, the management committee for the KG Block recommended a further extension to the first phase of twelve months to March 11, 2007 which will also be deducted from the second phase of the exploration program. As at November 14, 2006, approval of this extension from the GOI is still outstanding.
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
In the event the twelve month extension is granted and the nine additional wells are not drilled by March 11, 2007, or the further extension is not granted, the Company may be liable for consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC. The PSC has provisions for termination on account of various reasons specified therein, including material breach of the contract. Termination rights can be exercised after giving ninety days written notice, unless such failure of compliance or contravention is remedied within the ninety-day period or such extended period as may be granted by the GOI. The failure to timely complete the minimum work commitment may be deemed by the GOI to be a failure to comply with the provisions of the PSC in a material particular. We have been advised by GSPC that it is unaware of any such precedence. In the event the PSC is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase. However, the termination of the PSC by the GOI would result in the loss of our interest in the KG Block other than areas determined to encompass "commercial discoveries". The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC. Those procedures have not been completed at present with respect to the discovery on the KG Block and, accordingly, as of November 14, 2006, no areas on the KG Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.
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
There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future. Our operations were recently established, and as such, we have no substantial operating history to serve as the basis to predict our ability to further the development of our business plan. Likewise, the outcome of our exploratory drilling activities, as well as our quarterly and annual operating results cannot be predicted. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects. Through November 14, 2006, we abandoned two wells drilled on the KG Block and it is likely that in some future quarter our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells abandoned. In such event, the trading price of our common stock may be materially and adversely affected.

We Expect to Have Substantial Requirements For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing and Additional Ventures Or Pursue Other Opportunities. Our Available Capital is Limited
In order to participate under the terms of our PSC's as well as in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital. Under the terms of our CIA relating to the KG Block, after the start date of initial commercial production on the KG Block, and under the terms of the five PSC's we are parties to, as well as the agreement relating to the acquisition of the 20% participating interest in the Tarapur Block, we are required to bear our proportionate share of costs during the exploration phases of those agreements. There can be no assurance that our currently available capital will be sufficient for these purposes or that any additional capital that is required will be available to us in the amounts and at the times required. Such capital also may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities. We intend to seek the additional capital to meet our requirements from equity and debt offerings of our securities. Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.
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

As of September 30, 2006, we had cash and cash equivalents of approximately $33.1 million. We currently expect that our available cash will be sufficient to fund us through the budget periods ending March 31, 2007 and through the balance of 2007 at our present level of operations on the five exploration blocks in which we are currently a participant and our participation in the Tarapur Block in which we agreed to acquire a 20% participating interest. Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSC's relating to these exploration blocks, totals approximately $13.6 million during the period April 1, 2006 to March 31, 2007. Any further PSC's we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us. We may be unsuccessful in raising the capital necessary to meet these capital requirements. There can be no assurance that we will be able to raise the capital.
Pursuant to our agreement executed on April 7, 2005 to acquire a 20% participating interest from GSPC in the Tarapur Block, we have paid to GSPC the sum of $2,779,438, have set up $234,458 in accounts payable and have accrued an additional $67,282 for estimated costs incurred to September 30, 2006. In addition, it is expected that under the terms of our agreement with GSPC the total capital we will be required to contribute to exploration activities on Tarapur during the period ending March 31, 2007, based on our 20% participating interest, will be approximately an additional $4.6 million.
Our agreement with GSPC on the Tarapur Block was subject to obtaining the consent of the GOI to the assignment, which consent was received effective August 24, 2006. The consent was conditioned upon our providing a performance guarantee to the GOI which has been provided.

India’s Regulatory Regime May Increase Our Risks And Expenses In Doing Business
All phases of the oil and gas exploration, development and production activities in which we are participating are regulated in varying degrees by the Indian government, either directly or through one or more governmental entities. The areas of government regulation include matters relating to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental protection and rig safety. In addition, the award of a PSC is subject to GOI consent and matters relating to the implementation and conduct of operations under the PSC are subject, under certain circumstances, to GOI consent. As a consequence, all future drilling and production programs and operations we undertake or are undertaken by the ventures in which we participate in India must be approved by the Indian government. Shifts in political conditions in India could adversely affect our business in India and the ability to obtain requisite government approvals in a timely fashion or at all. We, and our joint venture participants, must maintain satisfactory working relationships with the Indian government. This regulatory environment may increase the risks associated with our intended exploration and productivity activities and increase our costs of doing business.

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of November 14, 2006, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 33,051,167 shares or approximately 50.0% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions. These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock. Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

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
At present, our only oil and gas interests are our rights under the terms of the five PSC's with the GOI that we have entered into and the Deed of Assignment and Assumption agreement with GSPC in the Tarapur Block. We are not and will not be the operator of any of the exploration, drilling and production activities conducted on our exploration blocks, with the exception of the DS block in which we are the operator. Accordingly, the realization of successes in the exploration of the blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.
Under the terms of our CIA for the KG Block, we have a carried interest in the exploration activities conducted by the parties on the KG Block prior to the start date of initial commercial production. However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less. Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the PSC for which our interest is carried was originally estimated to be approximately $22.0 million. Additional drilling costs including the drilling to depths in excess of 5,000 meters, where higher downhole temperatures and pressures are encountered, versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in additional costs exceeding original budgeted expenditures. As a consequence of these additional drilling costs incurred, as of November 14, 2006, the annual budget for the period April 1, 2006 to March 31, 2007 submitted to the Management Committee under the PSC for the KG Block estimates that GSPC will expend approximately $26.2 million attributed to us (including the amount attributable to RGM) under the CIA over the period April 1, 2006 to March 31, 2007. Further additional expenditures may be required for cost overruns and completions of commercially successful wells. We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence. Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement between us and Roy Group (Mauritius) Inc. We are not entitled to any share of production from the KG Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the CIA, have been recovered by GSPC from future production revenue. Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Block. As provided in the CIA, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Block.

Certain Terms Of The Production Sharing Contracts May Create Additional Expenses And Risks That Could Adversely Affect Our Revenues And Profitability
The PSC's contain certain terms that may affect the revenues of the joint venture participants to the agreements and create additional risks for us. These terms include, possibly among others, the following:
•
The venture participants are required to complete certain minimum work programs during the three phases of the terms of the PSC's. In the event the venture participants fail to fulfill any of these minimum work programs, the parties to the venture must pay to the GOI their proportionate share of the amount that would be required to complete the minimum work program. Accordingly, we could be called upon to pay our proportionate share of the estimated costs of any incomplete work programs;

•
Until such time as the GOI attains self sufficiency in the production of crude oil and condensate and is able to meet its national demand, the parties to the venture are required to sell in the Indian domestic market their entitlement under the PSC's to crude oil and condensate produced from the exploration blocks. In addition, the Indian domestic market has the first call on natural gas produced from the exploration blocks and the discovery and production of natural gas must be made in the context of the government’s policy of utilization of natural gas and take into account the objectives of the government to develop its resources in the most efficient manner and promote conservation measures. Accordingly, this provision could interfere with our ability to realize the maximum price for our share of production of hydrocarbons;

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

•
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

These provisions of the PSC's, possibly among others, may increase our costs of participating in the ventures and thereby affect our profitability.

Oil And Gas Prices Fluctuate Widely And Low Oil And Gas Prices Could Adversely Affect Our Financial Results
There is no assurance that there will be any market for oil or gas produced from the exploration blocks in which we hold an interest and our ability to deliver the production from any wells may be constrained by the absence of or limitations on collector systems and pipelines. Future price fluctuations could have a major impact on the future revenues from any oil and gas produced on these exploration blocks and thereby our revenue, and materially affect the return from and the financial viability of any reserves that are claimed. Historically, oil and gas prices and markets have been volatile, and they are likely to continue to be volatile in the future. A significant decrease in oil and gas prices could have a material adverse effect on our cash flow and profitability and would adversely affect our financial condition and the results of our operations. In addition, because world oil prices are quoted in and trade on the basis of U.S. dollars, fluctuations in currency exchange rates that affect world oil prices could also affect our revenues. Prices for oil and gas fluctuate in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:
•	political conditions and civil unrest in oil producing regions, including the Middle East and elsewhere;
•	the domestic and foreign supply of oil and gas;
•	quotas imposed by the Organization of Petroleum Exporting Countries upon its members;
•	the level of consumer demand;
•	weather conditions;
•	domestic and foreign government regulations;
•	the price and availability of alternative fuels;
•	overall economic conditions; and
•	international political conditions.
In addition, various factors may adversely affect the ability to market oil and gas production from the exploration block, including:
•	the capacity and availability of oil and gas gathering systems and pipelines;
•	the ability to produce oil and gas in commercial quantities and to enhance and maintain production from existing wells and wells proposed to be drilled;
•	the proximity of future hydrocarbon discoveries to oil and gas transmission facilities and processing equipment (as well as the capacity of such facilities);
•
the effect of governmental regulation of production and transportation (including regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and condensate and matters associated with the protection of the environment);

•	the imposition of trade sanctions or embargoes by other countries;
•	the availability and frequency of delivery vessels;
•	changes in supply due to drilling by others;
•	the availability of drilling rigs and qualified personnel; and
•	changes in demand.
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

* filed or furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.
(Registrant)

November 14, 2006	/s/ Jean Paul Roy
Jean Paul Roy President and Chief Executive Officer (Principal Executive Officer and Director)

November 14, 2006	/s/ Allan J. Kent
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

Date: November 14, 2006

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

Date: November 14, 2006

/s/ Allan J. Kent
Allan J. Kent
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 1350

In connection with the Quarterly Report of GeoGlobal Resources Inc. (the Company) on Form 10-QSB for the quarter ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Jean Paul Roy, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jean Paul Roy
Jean Paul Roy
President and Chief Executive Officer
November 14, 2006

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 1350

In connection with the Quarterly Report of GeoGlobal Resources Inc. (the Company) on Form 10-QSB for the quarter ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Allan J. Kent, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Allan J. Kent
Allan J. Kent
Executive Vice President and Chief Financial Officer
November 14, 2006