Form 10KSB
period 2006-12-31
GEOGLOBAL RESOURCES INC.
filed 2007-04-17
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

Mark One:
☑ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2006; or

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

Commission File No. 1-32158

GEOGLOBAL RESOURCES INC.
(Name of small business issuer in its charter)

Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 310, 605 - 1 Street SW, Calgary, Alberta, Canada	T2P 3S9
(Address of principal executive offices)	(Zip Code)

(403) 777-9250
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2007 was $202,227,474. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2007, was 66,228,256.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1. Description of Business

GeoGlobal Resources Inc. is engaged, through our subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves. At present, these activities are being undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to production sharing contracts (“PSCs”) we have entered into with the Government of India ("GOI") under its New Exploration Licensing Policy (“NELP”) bidding processes. As of April 13, 2007, we have entered into contracts with respect to ten of these exploration blocks as follows:

•
The first of our agreements, entered into in February 2003 under NELP-III, grants exploration rights in an area offshore eastern India in the Krishna Godavari Basin in the State of Andhra Pradesh. We refer to this KG-OSN-2001/3 exploration block as the “KG Offshore Block” and we have a net 5% carried interest (“CI”) under this agreement.

•
We entered into two agreements which grant exploration rights in areas onshore in the Cambay Basin in the State of Gujarat in western India. These agreements were entered into in February 2004 under NELP-IV and we have a 10% participating interest (“PI”) under each of these agreements. We refer to the CB-ONN-2002/2 exploration block as the “Mehsana Block” and the CB-ONN-2002/3 exploration block as the “Sanand/Miroli Block.”

•
Pursuant to an agreement entered into in April 2005, we purchased from Gujarat State Petroleum Corporation Limited (“GSPC”), a 20% PI in the agreement granting exploration rights granted under NELP-III to an onshore exploration block in the Cambay Basin in the State of Gujarat in western India. We refer to this CB-ON/2 exploration block as the “Tarapur Block”.

•
In September 2005, we entered into agreements with respect to two areas under NELP-V. One area is located onshore in the Cambay Basin located in the State of Gujarat south-east of our three existing Cambay blocks, for which we hold a 10% PI. We refer to this CB-ONN-2003/2 exploration block as the “Ankleshwar Block”. The second area is located onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India for which we hold a 100% PI interest and are the operator. We refer to this DS-ONN-2003/1 exploration block as the “DS 03 Block”.

•	In March 2007, we signed agreements with respect to four additional locations awarded under NELP-VI.

▪
One area is located onshore in the Krishna Godavari Basin in the State of Andhra Pradesh adjacent to our KG Offshore Block in eastern India in which we hold a 10% PI. We currently refer to this KG-ONN-2004/1 exploration block as the “KG Onshore Block”.

▪
The second area includes two agreements located onshore in north-west India in the Rajasthan Basin in the State of Rajasthan and we hold a 25% PI in each of the agreements. We currently refer to the RJ-ONN-2004/2 exploration block as the “RJ Block 20” and the RJ-ONN-2004/3 exploration block as the “RJ Block 21”.

▪
The fourth area is located onshore in the Deccan Syneclise Basin in the State of Maharashtra adjacent to our DS 03 Block in west-central India for which we hold a 100% PI and are the operator. We currently refer to this DS-ONN-2004/1 exploration block as the "DS 04 Block".

To date, we have not earned any revenue from these activities and we are considered to be in the development stage. The recoverability of the costs we have incurred to date is uncertain and dependent upon us achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the PSCs in India and upon future profitable operations and upon finalizing agreements with GSPC.

All of the exploration activities in which we are a participant should be considered highly speculative.

All dollar amounts stated in this annual report are stated in United States dollars.

Unless the context should otherwise require, references to “we,” “us” and “our” in this annual report refer to GeoGlobal Resources Inc. and our wholly-owned consolidated subsidiaries. When we refer to GeoGlobal Barbados, we are referring to GeoGlobal Resources (Barbados) Inc., our wholly-owned subsidiary incorporated under the Companies Act of Barbados that is the contracting party under our four PSCs covering four blocks in the Cambay Basin, our two PSCs covering two blocks in the Deccan Syneclise Basin, our two PSCs covering two blocks in the Rajasthan Basin and one PSC covering the KG Onshore Block in the Krishna Godavari Basin. When we refer to GeoGlobal India, we are referring to GeoGlobal Resources (India) Inc., our wholly-owned subsidiary continued under the Companies Act of Barbados that is the contracting party under our PSC covering one KG Offshore Block in the Krishna Godavari Basin.

The map of India below shows the relative locations of the exploration blocks that are the subject of our ten PSCs with the GOI including the four PSCs covering the recently awarded blocks under NELP-VI.

Map of India

[this map denotes our locations in general and does not indicate specific size of blocks or basins]

Our Oil and Gas Activities

Our oil and gas activities are currently conducted in four geographic areas in geologic basins offshore and onshore India where reserves of oil or natural gas are believed by our management to exist. These areas include:

•	The Krishna Godavari Basin offshore in the State of Andhra Pradesh in eastern India;
•	The Cambay Basin onshore in the State of Gujarat in western India;
•	The Deccan Syneclise Basin onshore in the northern portion of the State of Maharashtra in west central India; and
•	The Rajasthan Basin onshore in the State of Rajasthan in north western India.

Our Krishna Godavari Basin Agreements
KG Offshore Block
We, along with our joint venture partners GSPC and Jubilant Oil & Gas Pvt. Ltd. ("Jubilant") are parties to a PSC dated February 4, 2003 which grants to the three parties the right to conduct exploratory drilling activities in the shallower waters of the Krishna Godavari Basin. The PSC covers an area of approximately 1,850 square kilometers ("sq kms") (457,145 acres) and was awarded under NELP-III. We have a net 5% CI in this exploration block. The exploration phase for this PSC extends for a term of up to 6.5 years commencing on March 12, 2003. The first two phases cover a period of 2.5 years each, and the last phase covers a period of 1.5 years. During the first exploration phase, the parties are to acquire, process and interpret 1,250 sq km of 3-D seismic data, reprocess 2,298.4 line kilometers ("LKMs") of 2-D seismic data and conduct a bathymetric survey, all of which has been completed. In addition, we are to drill a total of fourteen exploratory wells between 900 to 4,118 meters. During the second and third phases, if the parties elect to proceed with them, in addition to bathymetric surveys in connection with each phase, the parties are to drill four exploratory wells between 1,100 to 2,850 meters and two exploratory wells to 1,550 and 1,950 meters, respectively.

KG Onshore Block
We, along with out joint venture partner Oil India Limited ("OIL") are parties to a PSC dated March 2, 2007. The PSC covers an area of approximately 548 sq km (135,414 acres) onshore in the Krishna Godavari Basin, is located directly adjacent to and south-west of our KG Offshore Block and was awarded under NELP-VI. We hold a 10% PI in this exploration block, while OIL, as operator, holds the remaining 90% PI. On September 14, 2006, prior to submission of our NELP-VI bid, we entered into an agreement with OIL to increase our PI up to 25% in this exploration block, subject to the availability of sufficient net worth and GOI consent.

The exploration phase for this PSC extends for a term of up to 7 years and will commence upon the date the Production Exploration Licence ("PEL") is issued. The Phase I work commitment which covers a period of 4 years, consists of reprocessing 564 LKM of 2-D seismic, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 548 sq km of 3-D seismic. This Phase I commitment further consists of the drilling of 12 exploration wells to various depths between 2,000 and 5,000 meters. The Phase II work commitment which covers a period of 3 years is to drill one exploration well to a depth of 4,600 meters.

Our Krishna Godavari Basin Exploration Activities
The KG Offshore Block
As of April 13, 2007, GSPC as operator has completed the acquisition, processing and interpretation of a 1,298 sq km marine 3-D seismic program as well as completed an additional marine 3-D seismic program of approximately 300 sq km. This data has been processed and interpreted.

GSPC currently has contracted with Saipem SPA, part of ENI, Italy, for the Saipem Perro Negro 3 jack-up drilling rig to drill 10 exploratory wells, with an option of extending the contract for 2 additional exploratory wells. As of April 13, 2007, the Saipem Perro Negro 3 drilling rig has drilled five exploratory wells and is currently drilling an additional exploration well that has been classified by the management committee as an appraisal well for the purposes of the PSC. Two of the five exploratory wells, the KG#1 drilled in 2004 and the KG#11 drilled in 2005 have both been abandoned.

GSPC has also entered into a 25 month contract with Atwood Oceanics Inc., a Houston based International Offshore Drilling Contractor, for the Atwood Beacon jack-up drilling rig to drill additional exploration wells on the KG Offshore Block. The Atwood Beacon drilling rig is currently drilling one exploratory well.

The KG#8 exploratory well was drilled to a depth of 5,061 meters and 10 meters of perforations across the interval from 4,747.5 to 4,777 meters were tested which resulted in a stabilized flow rate in excess of 10 million standard cubic feet per day ("MMSCFD") of gas at a wellhead flowing pressure of 4,500 psi.

The KG#17 exploratory well was drilled from the KG#8 platform directionally to a location 1.81 kilometers to the northeast of the KG#8 wellhead location to a depth of 5,601 meters (5,223 meters total vertical depth ("TVD")). Twenty meters of perforations across the interval from 3,801 to 3,830 meters was tested which resulted in a stabilized flow rate of 4.8 MMSCFD of gas plus 900 barrels per day ("BBLD") of condensate at a wellhead flowing pressure of 1,900 psi through a 24/64 inch choke.

The KG#15 exploratory well was drilled also from the KG#8 platform directionally to a location 750 meters south southeast of the KG#8 wellhead location to a depth of 5,745 meters (5,669 meters TVD). Thirty three meters of perforations across the interval from 4,651 to 4,705 meters were tested which resulted in a stabilized flow rate of in excess of 14 MMSCFD of gas plus 300 BBLD of condensate at a wellhead flowing pressure of 4,200 psi through a 28/64 inch choke. An additional 33 meters of perforations across the interval from 4,464 to 4,587 meters were tested which resulted in a stabilized flow rate of 8.5 MMSCFD of gas plus 55 BBLD of condensate at a wellhead flowing pressure of 3,893 psi through a 20/64 inch choke.

On February 6, 2007, the Saipem Perro Negro 3 rig commenced drilling the KG#28 well from the KG#8 platform. The KG#28 well will be the sixth exploration well drilled by the Saipem Perro Negro 3 jack-up drilling rig. The KG#28 well, has been classified by the management committee as an “appraisal well” for the purposes of the PSC and it will be drilled directionally to a total vertical depth (“TVD”) of 5,500 meters deviating approximately 1,500 meters east of the KG#8 wellhead location.

On January 3, 2007, the Atwood Beacon rig commenced drilling the KG#16 well. This is the first exploratory well to be drilled using the Atwood Beacon rig. The KG#16 well is situated approximately 5 kilometres east of the location where the Saipem Perro Negro 3 jack-up drilling rig is located. The KG#16 well is being drilled vertically to an intended depth of 5,500 meters TVD in shallow waters of approximately 109 meters to further delineate the extent of the KG structure.

GSPC has further entered into a contract with Essar Oilfield Services Limited (“EOSL”), a subsidiary of Essar Shipping & Logistics Ltd. of Cyprus, for a semi-submersible drilling rig named “Essar Wildcat”. The Essar Wildcat is a self propelled drilling rig suitable for deployment in water depths of 400 meters and has a drilling depth capacity of 7,600 meters. GSPC intends to commence drilling additional wells in the deeper water in the KG Offshore Block by the third quarter of 2007. The initial term of the EOSL contract is for two years from the date of spud of the first well, with the option of two extensions, each for one year.

The operating committee under the exploration contract relating to the KG Offshore Block has estimated that the total gross budget for the KG Offshore Block for the period April 2007 to March 2008 is $503.6 million. We have a 5% net CI in the wells drilled on the KG Offshore Block. See “Other Material Oil and Gas Agreements” below for a description of the Carried Interest Agreement.

The KG Onshore Block
OIL, as operator for this KG Onshore Block is in the process of applying for the PEL, which when issued will allow OIL to commence the Phase I work program commitments.

We will be required to fund our 10% proportionate share of the costs incurred in these activities estimated to be approximately US$8.5 million over the four years of the first phase of the work commitment with respect to a 10% participating interest in the block and, should we be successful in increasing our interest to 25%, we will be required to fund approximately US$21.3 million with respect to a 25% participating interest in the block..

Matters Relating to Our KG Offshore Block PSC
The first phase of the exploration period relating to the PSC for the KG Offshore Block has expired without the required minimum of at least fourteen exploration wells being drilled during the first phase. GSPC, as operator and on behalf of the contracting parties, is engaged in seeking from the GOI its consent to an extension of the expiration date of the first phase of the exploration period and is also seeking to proceed to the second phase of the exploration period without relinquishing any of the contract area at the end of the first phase. In connection with the process of seeking these consents, on February 24, 2006, the management committee for the KG Offshore Block, which includes members representing the GOI, recommended a further extension of the first phase of twelve months to March 11, 2007. On February 9 2007, GSPC proposed to the Directorate General of Hydrocarbons, a body under the Ministry of Petroleum & Natural Gas (“DGH”) and to the GOI that the contracting parties proceed to the next exploration phase (Phase II) upon completion of Phase I which was expiring on March 11, 2007. It was also requested, on behalf of the contracting parties, to not relinquish any of the contract area at the end of Phase I. On March 12, 2007 DGH noted the option of GSPC, on behalf of the contracting parties, to enter Phase Two and advised that entry into Phase Two, effective March 12, 2007, is subject to the following conditions: (1) Any decision by the GOI on the substitution of the Work Program of Phase I will be binding on the contracting parties; and (2) Any decision by the GOI on relinquishment of the 25% of original contract Area (ie. 462 sq. kms.) under the PSC would be binding on the contracting parties. The extension of Phase I for the 18 months to March 11, 2007 would be deducted from Phase II. As such the Phase II would have a term of one year and expire March 11, 2008. As at April 13 2007, five exploratory wells have been drilled and one exploratory well, the KG#16 well, is currently being drilled on the exploration block leaving eight exploration wells to be drilled. A seventh well, the KG#28 is also being drilled on the exploration block and has been classified by the management committee as an “appraisal well” for the purposes of the PSC. Approval of the extension and the entering into the second phase of exploration under the PSC without relinquishment of any portion of the contract area from the GOI is currently outstanding. Unless this approval is granted, we may be liable for the consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC. The PSC has provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract. Termination rights can be exercised after giving ninety days written notice. This failure to timely complete the minimum work commitment, though we have been advised by GSPC there is no precedence, may be deemed by the GOI to be a failure to comply with the provisions of the contract in a material particular.

The termination of the PSC by the GOI would result in our loss of our interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries". The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC. Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of April 13, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.

In the event the PSC for the KG Offshore Block is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, the PSC provides that each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase.

Our net 5% CI in the KG Offshore Block reflects our agreement to prospectively assign half of the original 10% interest under the PSC to Roy Group Mauritius ("RGM") a Mauritius corporation wholly owned by Mr. Jean Paul Roy, our President, CEO, Director and principal stockholder, pursuant to a Participating Interest Agreement ("PIA") we entered into on March 27, 2003, which assignment is subject to GOI consent. Absent such consent, the assignment will not occur and we are to provide RGM with an economic benefit equivalent to the interest to be assigned. At April 13, 2007, we have not obtained the consent of the GOI to this assignment.

Our Cambay Basin Agreements
Mehsana Block
On February 6, 2004, we, along with our joint venture partners GSPC and Jubilant, signed a PSC with respect to this onshore Mehsana Block. This PSC covers an area of approximately 125 sq kms (30,888 acres) and was awarded under NELP-IV. We hold a 10% PI, GSPC holds a 60% PI, and Jubilant, who is the operator, holds the remaining 30% PI. The PSC provides that the exploration activities are to be conducted in three phases commencing May 21, 2004 with the first phase covering a period of 2.5 years, the second phase covering a period of 2.0 years and the last phase covering a period of 1.5 years, for a maximum total duration of 6 years for all three phases.

During the first exploration phase on this exploration block, the parties are to acquire 75 sq kms of 3-D seismic data, reprocess 650 LKM of 2-D seismic data and conduct a geochemical survey, all of which has been completed. In addition, we are to drill seven exploratory wells between 1,000 to 2,200 meters. As at April 13, 2007, two of the seven exploration wells have been drilled; the CB-2 and CB-3 to 2,500 and 2,350 meters respectively, both of which were abandoned.

The first exploration phase relating to the PSC for the Mehsana Block expired without the required minimum of seven exploration wells having been drilled. In October, 2006 the management committee under the PSC for the Mehsana Block approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from November 21, 2006 to May 20, 2007 and on April 6, 2007 the members of the operating committee under the Mehsana Block operating agreement resolved to submit an application to the GOI for extension for an additional six months to November 20, 2007 to complete the minimum work program under Phase I. In seeking that extension, the joint venture partners agreed to provide a 100% Bank Guarantee and a 10% cash payment to be agreed upon based on pre-estimated liquidated damages for the unfinished minimum work program as reasonably determined by DGH, which has not yet been determined. As well, the contractor would be required to relinquish 25% of the block pursuant to the provisions of the PSC. The period of extension will be set off against the term of the Second Phase which would reduce Phase II to one year expiring November 20, 2008. Final consent to this extension is awaiting GOI approval.

During the second and third phases, if the parties elect to proceed, the parties are to drill two exploratory wells to 2,000 meters in each phase.

Sanand/Miroli Block
Also on February 6, 2004, we, along with our joint venture partners GSPC, Jubilant and Prize Petroleum Company Limited ("Prize") signed a PSC with respect to this onshore Sanand/Miroli Block. This PSC covers an area of approximately 285 sq kms (70,425 acres) and was awarded under NELP-IV. We hold a 10% PI, GSPC, who is the operator holds a 55% PI, Jubilant holds a 20% PI with the remaining 15% held by Prize. The PSC provides that the exploration activities are to be conducted in three phases commencing July 29, 2004 with the first phase covering a period of 2.5 years, the second phase covering a period of 2.0 years and the last phase covering a period of 1.5 years, for a maximum total duration of 6 years for all three phases.

During the first exploration phase on the Sanand/Miroli Block, the parties are to acquire 200 sq kms of 3-D seismic data, reprocess 1,000 LKM’s of 2-D seismic data, and conduct a geochemical survey all of which has been completed. In addition, we are to drill twelve exploratory wells between 1,500 to 3,000 meters. As at April 13, 2007, two of the twelve wells have been drilled or are in the process of being drilled to depths in excess of 2,500 meters.

The first exploration phase relating to the PSC for the Sanand/Miroli Block expired without the required minimum of twelve wells having been drilled. On January 29, 2007 the management committee under the PSC for the Sanand/Miroli Block approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from January 28, 2007 to July 28, 2007. Final consent to this extension is awaiting GOI approval.

During the second and third phases, if the parties elect to proceed with them, the parties are to drill three and two exploratory wells to 2,000 meters, respectively.

Tarapur Block
Pursuant to an agreement entered into with GSPC in April, 2005, we purchased a 20% PI in the onshore Tarapur Block in the Cambay Basin near our Mehsana and Sanand/Miroli Blocks which was awarded to GSPC under a Pre NELP round. The Tarapur Block is in Phase III under the PSC and currently covers an area of approximately 1,211 sq kms (299,245 acres). GSPC as operator, owns the remaining 80% PI. The assignment of the 20% interest was subject to obtaining the consent of the GOI which was received effective August 24, 2006. Agreements reflecting the completion of the assignment are in the process of being prepared for signature as of April 13, 2007. As a condition to receiving the GOI consent, the Company provided to the GOI an irrevocable letter of credit in the amount of US$1,200,000 secured by a term deposit of the Company in the same amount. This amount represents the Company’s performance guarantee for its 20% participating interest share (Rs. 5.3 crore) of the estimated exploration costs budgeted for the period April 1, 2006 through March 31, 2007.

Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery on the Tarapur Block by acquiring a 30% participating interest as provided under the PSC. The exercise of this right would result in the reduction of our PI to 14%.

Phase two under the PSC for this exploration block expired on November 22, 2005 and GSPC entered into the third and final phase after relinquishing, as required under the terms of the PSC, 25% (approximately 405 sq kms) of the exploration block back to the Government of India. Phase three has a term of 2 years ending November 22, 2007 and the work commitment is to drill one well to a depth of 3,000 meters or to the Deccan trap.

Ankleshwar Block
On September 23, 2005, we, along with our joint venture participants GSPC, Jubilant and GAIL (India) Ltd. ("GAIL") signed a PSC with respect to this onshore Ankleshwar Block. This PSC covers an area of approximately 448 sq km (110,703 acres) and was awarded under NELP-V. We hold a 10% PI, GSPC is the operator and holds a 50% PI, Jubilant holds 20% PI and the remaining 20% PI is held by GAIL. The PSC provides that the exploration activities are to be conducted in three phases commencing April 1, 2006 with the first phase covering a period of 3.0 years, the second phase covering a period of 3.0 years and the last phase covering a period of 1.0 years, for a maximum total duration of 7 years for all three phases.

The work commitment under the first phase is to acquire, process and interpret 448 sq kms of 3-D seismic and reprocess 650 LKMs of 2-D seismic, a substantial portion of which as at April 13, 2007 is near completion. In addition, we are to drill 14 exploratory wells between 1,500 to 2,500 meters. If the parties elect to proceed, in the second phase we are to drill 4 exploratory wells, and in the third phase we are to drill 6 exploratory wells, all between 2,500 to 3,000 meters.

Our Cambay Basin Exploration Activities
Mehsana Block
With respect to the Mehsana Block, Jubilant as operator, has completed a 235 sq km onshore 3-D seismic acquisition program. This data has been processed and interpreted. Drilling operations commenced on this block in December 2006. As at April 13, 2007, two of seven exploration wells have been drilled on this block, the first being CB-2 well to a TVD of 2,500 meters and the second, CB-3 well to a TVD of 2,350 meters. Both these wells did not proceed into a testing program and were subsequently abandoned. Results of these wells are currently being evaluated before proceeding to the next drilling location.

Estimated total capital expenditures we will be required to contribute to the exploration activities on this block during the period April 1, 2007 to March 31, 2008 based on our 10% PI will be approximately $2.3 million.

Sanand/Miroli Block
With respect to the Sanand/Miroli Block, GSPC as operator completed a 463 sq km onshore 3-D seismic acquisition program. This data has been processed and interpreted. Drilling operations using the DALMA MR#4 rig commenced on this block on November 15, 2006 with the drilling of the first of twelve exploration wells. The M1 well was drilled to a TVD of 2,300 meters and was temporarily suspended. The well has subsequently been re-entered and drilled to a TVD of 2,463 meters. As of April 13, 2007, the well is being logged and will undergo testing. The same rig spud a second well, the M4 well, on February 24, 2007 which was drilled to a TVD of 2,226 meters. This well was logged, cased and is currently being tested. A third well, the M2 well, commenced drilling using the DRIPL 1500 HP rig on March 26, 2007 and as of April 13, 2007, the well, had not reached its anticipated TVD of approximately 3,300 meters.

Estimated total capital expenditures we will be required to contribute to the exploration activities on this block during the period April 1, 2007 to March 31, 2008 based on our 10% PI will be approximately $2.6 million.

Tarapur Block
With respect to the Tarapur Block, through April 13, 2007, GSPC has drilled eight wells on this block, of which, three wells have been abandoned.

The Tarapur #G well was drilled in January 2006 to a total depth of 1,650 meters on the eastern portion of the Tarapur Block. A gas/condensate reservoir was discovered in the Kalol formation with an estimated reservoir pressure and temperature of 3,300 psi and 225 degrees Fahrenheit. During testing, the well produced 2.5 MMSCFD of gas and 106 BBLD of condensate at an approximate well head flowing pressure of 1,500 psi. As of April 13, 2007, this well has been suspended.

The Tarapur #5 well was drilled to a total depth of 1,612 meters in October 2006. The well was logged and cased for testing. During testing, the well produced 118 mcf of gas and 264 BBLD of oil. As of April 13, 2007, a determination is being made whether to seek to stimulate this well before final completion and put on production at such time as a development plan has been prepared and approved by DGH.

The Tarapur #7 well was drilled to a total depth of 1,642 meters in November 2006. The well was logged and cased for testing. During testing, two zones were tested without conclusive results and one zone flowed water to surface. As of April 13, 2007, this well has been suspended.

Two wells, the Tarapur #P well and the Tarapur #1 well were drilled to an approximate depth of 2,250 meters to the top of the Deccan trap and encountered oil in both the Kalol and Olpad formations. Both of these formations were tight and tested non-commercial flows of oil. Various stimulation techniques were assessed and a Hydro Fracturing job was performed on the Kalol formation in the Tarapur #P well resulting in a test flow of 150 BBLS/day of oil at 300 psi WHFP. A geological model is being prepared to establish production potential of both the Kalol and Olpad formations in these wells and evaluate further drilling opportunities in this block.

The remaining three wells that were drilled on the western portion of the Mitrampura Anticline, the Tarapur D, E and F were all abandoned.

It is the intention of GSPC to drill one additional well to delineate the extent of the Tarapur #G discovery before submission for a two-well appraisal program to the GOI under the terms of the PSC.

Under the terms of our agreement with GSPC, we are to fund our 20% participating interest share of all past exploration costs incurred on the Tarapur exploration block. As at December 31, 2006, the amount of US$3,972,765 has been included in Oil and Gas Interests, not subject to depletion on our Balance Sheet for our PI share of costs incurred in the previous drilling of eight exploration wells and a recently completed 500 sq km 3-D seismic acquisition program. Estimated total capital expenditures we will be required to contribute to exploration activities on this block over the period ending November 22, 2007 based on our 20% PI will be approximately $2.7 million.

Ankleshwar Block
With respect to the Ankleshwar Block, as at April 13, 2007, GSPC as operator has completed a 448 sq km 3-D seismic acquisition program. Processing and interpretation of this 3-D seismic data along with the reprocessing of 2-D seismic data is currently ongoing.

Estimated total capital expenditures we will be required to contribute to the exploration activities on this block during the period April 1, 2007 and March 31, 2008, which we anticipate will include the drilling of 8 of the 14 exploratory wells, based on our 10% PI will be approximately $2.7 million.

Our Deccan Syneclise Basin Agreements
DS 03 Block
On September 23, 2005, we signed a PSC with respect to this onshore DS 03 Block. The PSC covers an area of approximately 3,155 sq kms (779,618 acres) and was awarded under NELP-V. We hold a 100% PI in this block and are the operator. The PSC provides that the exploration activities are to be conducted in three phases commencing September 4, 2006 with the first phase covering a period of 3.0 years, the second phase covering a period of 2.0 years and the last phase covering a period of 2.0 years, for a maximum total duration of 7 years for all three phases.

The work commitment under the first phase is to complete a gravity magnetic and geochemical survey and acquire an aero magnetic survey of 12,000 LKMs. If we elect to proceed to the second phase, we are to acquire 500 LKMs of 2-D seismic and drill 1 exploration well. During the third phase, if we elect to proceed, we are to acquire 250 sq kms of 3-D seismic and drill 2 exploratory wells.

DS 04 Block
On March 2, 2007, we signed a PSC with respect to this onshore DS 04 Block. The PSC covers an area of approximately 2,649 sq km (654,582 acres) and was awarded under NELP-VI. We hold a 100% PI in this block and are the operator. The exploration phase for this PSC extends for a term of up to 8 years and will commence upon the date the PEL is issued. The Phase I work commitment which covers a period of 4 years, consists of conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 325 LKM of 2-D seismic. We further committed to drill 10 core holes to a depth of approximately 500 meters. The Phase II work commitments which cover a period of 4 years, consists of a seismic acquisition program consisting of 500 LKM of 2-D seismic and 200 sq kms of 3-D seismic. We further committed to drill 1 exploratory well to a depth of 2,000 meters.

Our Deccan Syneclise Basin Exploration Activities
DS 03 Block
With regard to this DS 03 Block, at April 13, 2007, we as the operator have commenced our Phase I commitment work program. The work program consists of a gravity magnetic and geochemical survey, geological modeling and a technical assessment of the block and the acquisition of 12,000 LKM’s and an aero magnetic survey prior to September 3, 2009.

We estimate our exploration costs to be approximately $400,000 over the twelve month period April 1, 2007 to March 31, 2008.

DS 04 Block
We, as operator for this DS 04 Block are in the process of applying for the PEL on this DS 04 Block, which when issued will allow us to commence the Phase I commitment work program.

We will be required to fund our 100% proportionate share of the costs incurred in these activities estimated to be approximately US$1.2 million over the four years of the first phase of the work commitment.

Our Rajasthan Basin Agreements
RJ Block 20
On March 2, 2007, we, along with our joint venture partner, OIL, signed a PSC with respect to this onshore RJ Block 20. The PSC covers an area of approximately 2,196 sq km (542,643 acres) and was awarded under NELP-VI. We hold a 25% PI in this block with OIL as operator holding the remaining 75% PI. The exploration phase for this PSC extends for a term of up to 7 years and will commence upon the date the PEL is issued. The Phase I work commitment which covers a period of 4 years, is to reprocess 463 LKM of 2-D seismic; conduct a gravity and magnetic and geochemical survey; acquire, process and interpret 250 LKM of 2-D seismic and 700 sq kms of 3-D seismic; and drill a total of 12 exploratory wells between 2,000 and 2,500 meters. Phase II work commitment which covers a period of 3 years is to drill one well to 2,500 meters.

RJ Block 21
On March 2, 2007, we, along with our joint venture partner, OIL and Hindustan Petroleum Corporation Limited ("HPCL") signed a PSC with respect to this onshore RJ Block 21. The PSC covers an area of approximately 1,330 sq km (328,650 acres) and was awarded under NELP-VI. We hold a 25% PI in this block, OIL as operator holds a 60% PI and HPCL holds the remaining 15%PI. The exploration phase for this PSC extends for a term of up to 7 years and will commence upon the date the PEL is issued. The Phase I work commitment which covers a period of 4 years, is to reprocess 463 LKM of 2-D seismic; conduct a gravity and magnetic and geochemical survey; acquire, process and interpret 310 LKM of 2-D seismic and 611 sq kms of 3-D seismic; and drill a total of 8 exploratory wells between 2,000 and 2,500 meters. Phase II work commitment which covers a period of 3 years is to drill one well to 2,000 meters.

Our Rajasthan Basin Exploration Activities
OIL, as operator for both these exploration blocks is in the process of applying for the PEL, which when issued will allow the parties to commence the Phase I work program commitments.

We will be required to fund our 25% proportionate share of the costs incurred on both these blocks which is estimated to be approximately US$18.3 million over the four years of the first phase of the work commitments for both blocks.

Additional Terms of Our Production Sharing Contracts
General
Except for the size and location of the exploration blocks and the work programs to be conducted, the PSC’s contain substantially similar terms. Under the PSCs, the GOI has granted to the parties the right to engage in oil and natural gas exploration activities on the exploration blocks for specified terms of years with each contract setting forth the exploration activities to be conducted over periods of years in two or three phases.

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

Relinquishment on our Existing Blocks
Under each of these contracts, if the parties elect to continue into the second exploratory phase, the contracts provide that the parties retain up to 75% of the original contract area, including any developed areas and areas of discoveries of hydrocarbons, and relinquish the remainder. Similarly, if the parties elect to continue into the third exploration phase, the contracts provide that the parties retain up to 50% of the original contract area, including any developed areas and areas of discovery of hydrocarbons, and relinquish the remainder. At the end of the third exploration phase, only developed areas and areas of discoveries shall be retained.

Relinquishment on the Newly Awarded NELP-VI Blocks
Under each of these contracts, if the parties elect to continue into the second exploratory phase, the contracts provide that the parties shall have the option to relinquish a part of area in simple geometrical shape, such area to be relinquished shall not be less than 25% of the original contract. At the end of the second exploration phase, the parties shall retain the balance which includes any developed areas and areas of discoveries.

Procedure for Allocation of Costs After a Discovery
These PSC’s contain provisions relating to procedures to be followed once a discovery of hydrocarbons is determined to have been made within the exploration block and for the further development of that discovery. Following the completion of a development plan for a discovery, the parties are to apply to the relevant government entity for a lease with respect to the area to be developed with an initial term of 20 years for the lease. The GOI and the other parties to the PSC are allocated, after deduction of the costs of exploration, development, and production to be recovered, percentages of any remaining production with the GOI allocated between 20% to 40% of the production from the KG Offshore Block and Ankleshwar Block, 30% to 55% of the production from the Mehsana Block and Sanand/Miroli Blocks and 10% to 30% of the production from the DS 03 Block. The GOI allocation of the newly awarded blocks under NELP-VI is between 91% to 9% of the production from the KG Onshore Block, the RJ Block 20 and RJ Block 21 and between 85% to 15% for the DS 04 Block. The balance of the production is to be allocated to the other joint venture participants in proportion to their participating interests.

Bank Guarantees
The contracts contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the minimum work program for a particular Phase, to be undertaken during the year. This work program to be undertaken is presented annually to the management committee for approval for the period April 1 through March 31. The work programs for the year April 1, 2007 through March 31, 2008 and their related budgets have been approved for our six existing PSCs, but have not yet been approved or the four newly awarded PSCs under NELP-VI to which we are a party and, accordingly, our estimates as to capital expenditures pursuant to these NELP-VI PSCs for the twelve months ended March 31, 2008 and beyond are subject to revision when the budget is approved and thereafter during the twelve-month period.

Other Material Oil and Gas Agreements
Our Carried Interest Agreement
Pursuant to an agreement we entered into with GSPC dated August 27, 2002, we, along with RGM, a Mauritius corporation wholly owned by Mr. Jean Paul Roy, our President, CEO, Director and principal stockholder, have a carried interest ("CI") in the exploration activities conducted by the parties on the KG Offshore Block. Under the terms of the Carried Interest Agreement, ("CIA") we, and RGM are carried by GSPC for 100% of our share of any costs during the exploration phase prior to the start date of initial commercial production. However, our share and the share of RGM of any capital costs incurred during the development phase will be paid back to GSPC out of production without interest over the projected production life or ten years whichever is less. We are not entitled to any share of production until GSPC has recovered our share and the share of RGM for the costs and expenses that were paid by GSPC.

Our Participating Interest Agreement
On March 27, 2003, we entered into a Participating Interest Agreement (“PIA”) with RGM, whereby we assigned and hold in trust for RGM, subject to GOI consent, 50% of the benefits and obligations of the PSC on the KG Offshore Block and the CIA leaving us with a net 5% participating interest in the PSC on the KG Offshore Block and a net 5% CI in the CIA. Under the terms of the PIA, until the GOI consent is obtained, we retain the exclusive right to deal with the other parties to the PSC on the KG Offshore Block and the CIA and are entitled to make all decisions regarding the interest assigned to RGM and RGM agreed to be bound by and responsible for the actions taken by, obligations undertaken and costs incurred by us in regard to RGM's interest and to be liable to us for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest. RGM agreed to indemnify us against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM's failure to pay the same. Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the PSC on the KG Offshore Block.  We have a right of set-off against sums owing to us by RGM. In the event that the Indian government consent is delayed or denied, resulting in either RGM or us being denied an economic benefit either party would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the PIA. As a consequence of this transaction we report our holdings under the PSC on the KG Offshore Block and CIA as a net 5% PI.

Our Oil and Gas Interests
We are engaged in the exploration for and development of oil and natural gas reserves. At December 31, 2006, we have not produced any oil or natural gas and we do not claim any proved reserves of oil or natural gas. We have not reported any proved reserves of oil or natural gas to any United States Federal authority.

We do not own any oil or natural gas wells as of April 13, 2007 and at that date we have not been granted any leases to properties under the terms of our PSCs.

At December 31, 2006, we participated in the commencement of drilling eleven exploratory wells. One in each of Mehsana and Sanand/Miroli and four in Tarapur in the Cambay Basin and five exploratory wells in the KG Offshore Block in the Krishna Godavari Basin.

In the KG Offshore Block, two wells were abandoned. Three wells were drilled and tested and resulted in the discovery of natural gas. A sixth well, the KG#16 well is currently being drilled. A seventh well, the KG#28 well is also currently being drilled, but has been classified as an appraisal well by the management committee for the purposes of the PSC, and not an exploratory well.

Development, Exploration and Acquisition Expenditures
The following table sets forth information regarding costs we incurred in our development, exploration and acquisition activities by area as at December 31, 2006 and December 31, 2005.

	December 31, 2006	December 31, 2005
	US$	US$
Development Costs	--	--
Exploration Costs
Krishna Godavari Basin Blocks	3,111,676	977,692
Cambay Basin Blocks	6,558,315	1,220,511
Deccan Syneclise Basin Blocks	52,747	18,460
Rajasthan Basin Blocks	--	--
Acquisition Costs	--	--
Capitalized Interest	--	--
Total	9,722,738	2,216,663

As at December 31, 2006, GSPC has incurred costs of Rs 114.96 crore, or approximately $26.1 million (December 31, 2005 - Rs 63.31 crore, or approximately $14.1 million) for exploration activities on the KG Offshore Block attributable to us under our CIA with GSPC of which 50% is for the account of RGM. We will not realize cash flow from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of RGM under the CIA have been recovered by GSPC from future production revenue. Under the terms of the CIA, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.

Acreage
Developed Acreage
At April 13, 2007, we hold no interests in acreage that may be deemed developed or acreage assignable to productive wells.

Contract Interests in Undeveloped Acreage
Under the terms of the ten PSCs to which we are a party, including the four newly signed PSCs on March 2, 2007 which were awarded under the NELP-VI bidding round, we have an interest in approximately 3,409,313 gross acres (1,769,471 net acres). Substantial work commitments must be performed pursuant to each of these PSCs before we will have any leasehold, concession or other interest in such acreage and there can be no assurance that our exploration activities will result in leases being granted. Failure to fulfill work commitments or the relinquishment of acreage upon the election to proceed to second and third phases of exploration phases, as applicable under the terms of our PSCs, would result in the loss of material amounts of this acreage pursuant to the relinquishment provisions of the PSC (see “Additional Terms of Our Production Sharing Contracts - Relinquishment on our Existing Blocks”). No leases as to any of such acreage have been granted and there can be no assurance that we will be granted a leasehold or other interest in the acreage in the future. Under the terms of the PSCs, following the completion of a development plan for a discovery, the parties are to apply for a lease from the relevant government authority to the area to be developed. Leases are to have an initial term of twenty (20) years.

All such acreage is located in India as follows:

	Contract Interest in Undeveloped Acreage
	gross	net
Krishna Godavari Basin Blocks
KG Offshore	457,145	(1) 22,857
KG Onshore	135,414	(2) 13,541
	592,559	36,398
Cambay Basin Blocks
Mehsana	30,888	3,088
Sanand/Miroli	70,425	7,043
Ankleshwar	110,703	11,070
Tarapur	299,245	(4) 59,849
	511,261	81,050
Deccan Syneclise Basin Blocks
DS 03	779,618	779,618
DS 04	654,582	654,582
	1,434,200	1,434,200
Rajasthan Basin Blocks
RJ Block 20	542,643	135,661
RJ Block 21	328,650	82,162
	871,293	217,823

Total	3,409,313	1,769,471

(1)	excludes acreage that is subject to the PIA with RGM
(2)	based on a 10% PI
(3)	one square kilometer converts to 247.1054 acres
(4)	the remaining acreage after relinquishment moving into Phase III

Drilling Activity
The following table sets forth information as to the wells we drilled during the periods indicated, all of which are exploratory wells. Inasmuch as permanent equipment has not been installed for the production of oil or gas at any of the wells, such wells should not be deemed to be completed wells. In the table, "gross" refers to the total wells in which we have an interest and "net" refers to gross wells multiplied by our interest therein.

	Year Ended December 31,
	2003		2004		2005		2006
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Development
Productive	0	0	0	0	0	0	0	00
Non- productive	0	0	0	0	0	0	0	0
Exploratory
Productive	0	0	0	0	1.0	0.05	2.0	0.10
Non-productive	0	0	1.0	0.05	1.0	0.05	6.0	1.0

Additional Plans for 2007
Our business plans for 2007 include the possible participation in joint ventures bidding for the award of further PSCs for exploration blocks in India and elsewhere. As of April 13, 2007, we have no specific plans to join with others for any specific PSCs in India and elsewhere. We expect that our interest in any such ventures would involve a minority PI in the venture. In addition, as opportunities arise, we may seek to acquire minority PI in exploration blocks where PSCs have been heretofore awarded. The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

Hedging Activities
At December 31, 2006, we had not entered into any market risk sensitive instruments; as such term is defined in Item 305 of Regulation S-K, relating to our operations.

Marketing
Under the terms of our PSCs, until India’s total production of crude oil and condensate meets the Indian national demand, we are required to sell in the Indian domestic market our entitlement to crude oil and condensate. When and so long as India attains self-sufficiency in the production of crude oil and condensate, our domestic sale obligation is suspended and we will have the right to export our entitlement.

The PSCs provide that the Indian domestic market will have the first call on natural gas produced from the areas that are the subject of the contracts.

The PSCs provide that the parties are to agree monthly on a price for crude oil which is intended to be on an import parity basis. Prices of natural gas are intended to be based on Indian domestic market prices.

Our ability to market any production of crude oil and natural gas will be dependent upon the existence and availability of pipeline or other gathering system, storage facilities and an ability to transport the hydrocarbons to market. Such facilities are yet to be constructed.

We are not a party to any agreements providing for the delivery of fixed quantities of hydrocarbons.

Competition
We experience competition from others in seeking to participate in joint ventures and other arrangements to participate in exploratory drilling ventures in India. In addition, the ventures in which we participate experience competition from other ventures and persons in seeking from the GOI and, possibly others, its agreement to grant and enter into PSCs. Management of our company believes that competition in entering into such agreements with the GOI is based on the extent and magnitude of exploratory activities that the applicants will propose to undertake on the exploration blocks under consideration as well as the applicants available capital and technical ability of the applicants to complete such activities.

Employees
The services of our President and Chief Executive Officer, Jean Paul Roy, are provided pursuant to the terms of a Technical Services Agreement ("TSA") we entered into with Roy Group (Barbados) Inc. ("RGB"), a corporation wholly owned by Mr. Roy. The services of Allan J. Kent, our Executive Vice President and Chief Financial Officer are provided in the year 2006 through D.I. Investments Ltd., a corporation wholly owned by Mr. Kent. Messrs. Roy and Kent each devote substantially all of their time to our affairs. Neither of such persons are our direct employees.

In addition to Messrs. Roy and Kent, we employ approximately ten additional persons at various times and in various capacities as part time consultants to us.

As of December 31, 2006, we employed three persons and two full time consultants in Calgary, Alberta, Canada and employed four persons in Gandhinagar, Gujarat State, India.

Incorporation and Organization
On August 29, 2003, we acquired all of the issued and outstanding shares of GeoGlobal Resources (India) Inc. ("GeoGlobal India") a corporation then wholly owned by Mr. Jean Paul Roy. The completion of the acquisition resulted in the issuance and delivery by us of 34,000,000 common shares and delivery of our $2.0 million promissory note to Mr. Roy. Of such shares, we issued and delivered 14.5 million shares at the closing of the acquisition and 14.5 million shares were released from escrow on August 27, 2004 upon the actual commencement of a drilling program. The remaining 5.0 million shares continued to be held in escrow at December 31, 2005. These 5.0 million shares held in escrow will be released only if a commercial discovery is declared on the KG Offshore Block. If a commercial discovery is not declared, the shares will not be released from escrow, but will be surrendered back to us. Common shares held during the term of the escrow retain their voting rights. As a result of this transaction, Mr. Roy held as of the closing of the transaction approximately 69.3% of our issued and outstanding shares. Mr. Roy was also elected our President and a Director on August 29, 2003. This transaction is considered an acquisition of GeoGlobal Resources Inc. (the accounting subsidiary and legal parent) by GeoGlobal India (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of GeoGlobal Resources Inc. by GeoGlobal India. Accordingly, this transaction represents a recapitalization of GeoGlobal India, the legal subsidiary, effective August 29, 2003.

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

Item 2. Description of Property

Our corporate head office is located at Suite #310, 605 - 1 Street SW, Calgary, Alberta, T2P 3S9 Canada. These premises are leased for a term of one year ending April 30, 2007 at an annual rental of $65,565 for base rent and operating costs. These premises include approximately 2,927 square feet which we consider adequate for our present activities. We are currently in negotiations to renew this lease at market prices for a further two year term to April 30, 2009.

On November 21, 2006, we entered into a Memorandum of Understanding to acquire an office condominium of approximately 11,203 sq. ft located in Gandhinagar, India. A deposit of US$28,090 was paid which is reflected in the December 31, 2006 financial statements as a deposit under property and equipment. A formal agreement relating to the purchase of the condominium has not yet been executed.

Our interests in oil and gas properties are described under Item 1 - Description of Business.

Item 3. Legal Proceedings

There are no legal proceedings pending against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2006 to a vote of our securityholders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity & Related Stockholder Matters

Market Information
Our Common Stock is quoted on the American Stock Exchange under the symbol GGR. The following table sets forth the high and low sales price on the American Stock Exchange for the period January 1, 2005 through April 13, 2007.

Calendar Quarter	High	Low
2005: First Quarter	$1.80	$0.77
2005: Second Quarter	$9.35	$0.89
2005: Third Quarter	$8.60	$5.75
2005: Fourth Quarter	$14.09	$4.90
2006: First Quarter	$14.92	$7.00
2006: Second Quarter	$9.87	$4.10
2006: Third Quarter	$6.55	$3.28
2006: Fourth Quarter	$9.14	$5.05
2007: First Quarter	$8.10	$5.27
2007: Second Quarter (up to April 13, 2007)	$6.12	$5.80

On April 13, 2007, the closing sales price for our Common Stock, as reported on the

American Stock Exchange was $6.00.

Holders
As of April 13, 2007, we had approximately 183 shareholders of record.

Dividends
We did not pay any dividends on our Common Stock during the years ended December 31, 2006 and 2005 and we do not intend to pay any dividends on our Common Stock for the foreseeable future. Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities
There were no sales of unregistered securities in 2006.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers
No purchases of shares of our Common Stock were made by us or on our behalf or by any "affiliated purchaser", as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General
The following discussion and analysis of our financial condition or plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the related Notes appearing elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results and business plans discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere in this Annual Report.

Our Business Activities
We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves. We initiated these activities in 2003. Through December 31, 2006, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contract's ("PSCs") entered into with the Government of India ("GOI").

At April 13, 2007, we have not reported any proved reserves of oil or natural gas. We have entered into ten PSCs. Each PSC relates to a separate drilling block onshore or offshore India and each provides for multi-year and multi-phase exploration and drilling activities. Exploration and development activities pursuant to the terms of these agreements are expected to continue throughout 2007.

Statements of Operations
Oil and Gas Operations
Our oil and gas exploration activities commenced at our inception on August 21, 2002. We have not since our inception earned any revenues from these operations.

Years ended December 31, 2006 and 2005
During the year ended December 31, 2006, we had expenses of $2,897,503 compared with expenses of $1,011,601 during the year ended December 31, 2005. This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities, with commensurate additions to the office infrastructure and the initial year of accounting for stock-based compensation expense.

Our general and administrative expenses increased to $1,406,000 from $495,326. Of this increase, $563,551 reflects the adoption of FAS 123(R) pursuant to which we are is required to recognize compensation costs for stock-based arrangements with employees and consultants effective January 1, 2006. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services. Our consulting fees increased to $1,190,919 during the year ended December 31, 2006 from $265,446 in the prior year. Of this increase, $626,625 is attributable to the adoption of FAS 123(R) effective January 1, 2006. These consulting fees include $70,000 (2005 - $62,000) paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. Professional fees increased to $251,261 during the year ended December 31, 2006 from $201,298 during the year ended December 31, 2005. Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements. In addition, costs associated with initiating the modeling, testing and documenting internal controls as required by Section 404 of the Sarbanes Oxley Act were incurred during the latter part of the year. This resulted in an increase of $49,963 in the fees paid to our auditors, accountants and legal counsel for additional work incurred during the year ending December 2006 as compared to 2005.

During the year ended December 31, 2006, depreciation decreased slightly to $49,323 from $49,531 during the year ended December 31, 2005.

Our other expenses and income during the year ended December 31, 2006 resulted in income of $1,746,813 versus $530,621 for the same period in 2005. Included in other expenses and income is a foreign exchange loss of $4,737 compared to a gain in 2005 of $319. During the previous year ended December 31, 2005, we recovered fees and costs of $25,900 resulting from services provided and billed out to the GSPC and a gain on the sale of computer equipment of $42,228. No such expense recoveries or asset dispositions occurred during the year ended December 31, 2006. Our increase in interest income to $1,751,550 from $462,174 for the year ended December 31, 2005 is a result of the significant increase in the size of our cash balances we held during a full year in 2006 as compared to a partial year in 2005 as well as an increase in the US prime rate.

Net loss for the year ended December 31, 2006 was $1,150,690 versus a net loss of $480,980 in 2005. This result was mainly attributable to the adoption of FAS 123 (R) requiring the Company to recognize compensation costs for the stock-based compensation arrangements with employees and consultants effective January 1, 2006 net of the increase in interest earned during the most recent year.

We capitalized overhead costs directly related to our exploration activities in India. During the year ended December 31, 2006, these capitalized overhead costs were $2,133,984 as compared to $469,268 during the year ended December 31, 2005. This increase includes capitalized stock-based compensation of $766,689 recognized for the first time in 2006, as a consequence of our adoption of FASB 123(R) effective January 2006, with the remaining increase being consistent with the increased scale of our participation in oil and gas exploration activities.

Years ended December 31, 2005 and 2004
During the year ended December 31, 2005, we had expenses of $1,011,601 compared with expenses of $912,092 during the year ended December 31, 2004. This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities.

Our general and administrative expenses increased to $495,326 from $451,788. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services. Our consulting fees increased to $265,446 during the year ended December 31, 2005 from $237,615 in the prior year. These consulting fees reflect $62,000 (2004 - $50,000) paid under our Technical Services Agreement ("TSA") with Roy Group (Barbados) Inc. ("RGB"), a corporation wholly owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. Professional fees increased to $201,298 during the year ended December 31, 2005 from $161,381 during the year ended December 31, 2004. Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements. The increase is attributable to an approximately $40,000 increase in our fees paid to our auditors for additional work incurred during the year ending December 2005 as compared to 2004.

During the year ended December 31, 2005, depreciation decreased to $49,531 from $61,308 during the year ended December 31, 2004.

Our other expenses and income during the year ended December 31, 2005 resulted in income of $530,621 versus $44,596 for the same period in 2004. Included in other expenses and income is a foreign exchange gain of $319 compared to a loss in 2004 of $3,495. During the year ended December 31, 2005, we recovered fees and costs of $25,900 (2004 - $16,500) resulting from services provided and billed out to the GSPC. Other expenses and income include a gain on the sale of computer equipment of $42,228 during the year ended December 31, 2005. Our increase in interest income to $462,174 from $31,591 for the year ended December 31, 2004 is a result of the significant increase in the size of our cash balances we held during the year as compared to 2004 as well as an increase in the US prime rate.

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

Liquidity and Capital Resources
Years ended December 31, 2006 and 2005
Our net cash used in operating activities during the year ended December 31, 2006 was $245,071 as compared to $165,558 for the year ended December 31, 2005. This increase is mostly the result of an increase in our exploration activities net of our interest earned on our cash balances for the year ended December 31, 2006 as compared to 2005.

Cash used by investing activities during the year ended December 31, 2006 was $8,267,169 as compared to $1,679,352 during the year ended December 31, 2005. This increase is a result of the increased scale of our participation in oil and gas exploration activities. Funds of $6,739,386 were used for exploration activities and $142,924 for the acquisition of property and equipment in 2006 as compared to $1,578,124 and $36,826 in 2005. These acquisitions included computer and office equipment totaling $114,835 plus a deposit on our office condominium in India of $28,090. As well we incurred $6,739,386 as our share of exploration costs related to our PSCs for our oil and gas interests in India. The increase in restricted cash of $3,198,284 represents additional term deposits we made in 2006 as compared to $185,689 in 2005 which are used as collateral for letters of credit given to the GOI as minimum work commitment guarantees on a total of six exploration blocks at December 31, 2006.

Cash provided by financing activities for the year ended December 31, 2006 was $4,837,830 as compared to cash provided in financing activities of $33,462,700 during the year ended December 31, 2005. This consisted of $4,922,640 from the issuance of 3,254,000 shares of common stock on the exercise of options and purchase warrants issued from our 2003 financing less share issuance costs of $74,010.

At December 31, 2006, our cash and cash equivalents were $32,362,978 (December 31, 2005 - $36,037,388). The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.

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

Each Unit is comprised of one common share and one half of one warrant. One full warrant ("2005 Purchase Warrant") entitles the holder to purchase one additional common share for $9.00, for a term of two years expiring September 2007. The 2005 Purchase Warrants are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is $12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and issuable on exercise of the 2005 Purchase Warrants has been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired. In such events, the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the warrant term.

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

The KG Offshore Block and Our Carried Interest Agreement
At December 31, 2006, GSPC, the Operator of the KG Offshore Block, has expended on exploration activities approximately $26.1 million attributable to us under the CIA as compared to $14.1 million at December 31, 2005. Of this amount, 50% is for the account of RGM. Under the terms of the CIA, GeoGlobal and RGM are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Offshore Block prior to the start date of initial commercial production.

Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Offshore Block. Preliminary estimates were that these expenditures attributable to us will total approximately $22.0 million over the 6.5 year term of the PSC. Additional drilling costs incurred in drilling to depths in excess of 5,000 meters versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in our actual costs significantly exceeding our original budgeted expenditures. The estimated annual budget for costs to be incurred by GSPC for the twelve month period April 1, 2007 to March 31, 2008 attributable to us under the CIA is approximately $50.4 million. Of this amount, 50% is for the account of RGM. We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence. As provided in the CIA, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Offshore Block.

We will not realize cash flow from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of RGM under the CIA have been recovered by GSPC from future production revenue. Under the terms of the CIA, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.

KG Onshore Block Agreement
Under the PSC for the KG Onshore Block, the Phase I work commitment consists of reprocessing 564 LKM of 2-D seismic, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 548 sq km of 3-D seismic. This Phase I commitment further consists of the drilling of 12 exploration wells to various depths between 2,000 and 5,000 meters. The Company will be required to fund its 10% proportionate share of the costs incurred in these activities estimated to be approximately US$8.5 million over the four years of the first phase of the work commitment with respect to a 10%participating interest in the block and approximately US$21.3 million with respect to a 25% participating interest in the block.

Cambay Block Agreements
We originally committed to expend a minimum aggregate of approximately $2.5 million for exploration activities under the terms of the PSCs on the Mehsana and Sanand/Miroli Cambay Blocks over a period of 6 years. At December 31, 2006, we have incurred costs of approximately $1.0 million with respect to the Mehsana Block and approximately $1.1 million with respect to the Sanand/Miroli Block. We estimate that our expenditures for exploration activities during the 2007 fiscal year will be approximately $2.3 million on the Mehsana Block and approximately $2.6 million on the Sanand/Miroli Block based upon our 10% PI in these PSCs.

At December 31, 2006, we have provided to the GOI three irrevocable letters of credit totaling $2,216,445 (Mehsana US$711,445, Sanand/Miroli US$905,000 and Ankleshwar US$600,000) (December 31, 2005 - $392,485) secured by our term deposits in the same amount. These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period April 1, 2006 to March 31, 2007 of Phase I of these Cambay Blocks.

As the holder of a participating interest in the Tarapur Block, we are required to fund a 20% share of all exploration and development costs incurred on the exploration block. To December 31, 2006, we have incurred costs of approximately $4.0 million under the terms of our agreement with GSPC. We originally committed to expend an aggregate of approximately $1.2 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over the period ending November 22, 2007. It is expected however, that with the increase in GSPC’s current drilling activities, we have increased our estimated expenditures to $2.7 million over the period April 1 to November 22, 2007.

At December 31, 2006, we provided to the GOI an irrevocable letter of credit in the amount of US$1,200,000 for the Tarapur Block secured by a term deposit of the Company in the same amount. This letter of credit serves as a guarantee for the performance of the exploration work commitment for the Tarapur Block for the budget period also ending March 31, 2007. Under the terms of the agreement, the Company will be required to keep in force a Financial and Performance Guarantee in an amount sufficient to secure its performance under the Tarapur PSC.

Under the terms of our PSC for the Ankleshwar Block, we have committed to expend approximately $1.7 million for exploration activities over a period of seven years. As at December 31, 2006, we have incurred costs of approximately $400,000 on the Ankleshwar Block. We estimate our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008 will be approximately $2.7 million on Ankleshwar Block.

The Deccan Syneclise Block Agreements
Under the terms of the PSC for the DS 03 Block, we have committed to expend approximately $9.6 million for exploration activities over a period of seven years. As at December 31, 2006, we have incurred costs of approximately $50,000 on this block. We estimate our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008 will be approximately $400,000 based upon our PI in this PSC.

Under the PSC for the DS 04 Block, the Phase I work commitment consists of conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 325 LKM of 2-D seismic. We further committed to drill 10 core holes to a depth of approximately 500 meters. We will be required to fund our 100% proportionate share of the costs incurred in these activities estimated to be approximately US$1.2 million over the four years of the first phase of the work commitment.

Rajasthan Block Agreements
The combined Phase I work commitments under the PSCs for RJ Block 20 and RJ Block 21 consist of reprocessing of a total 926 LKM of 2-D seismic, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 560 LKM of 2-D seismic and 1,311 sq km of 3-D seismic. The combined Phase I commitments further consist of drilling a total of 20 exploration wells over both blocks to various depths between 2,000 and 2,500 meters. We will be required to fund our 25% proportionate share of the costs incurred in these activities estimated to be approximately US$18.3 million over the four years of the first phase of the work commitments.

Plan of Operations in 2007
We expect our exploration and development activities pursuant to the PSCs we are parties to will continue throughout 2007 in accordance with the terms of those agreements. In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the GOI in the future. As of April 13, 2007, we have no specific plans to join with others in bidding for any specific PSCs in India. We expect that our interest in any such ventures would involve a minority PI in the venture. In addition, as opportunities arise, we may seek to acquire minority PI's in exploration blocks where PSCs have been heretofore awarded by the GOI. The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

We may during the year 2007 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries. As of April 13, 2007, we have not been awarded any such interests.

Depending upon the scope of our activities during the year 2007, we may require additional capital for the possible acquisition of further minority PIs in PSCs in drilling blocks heretofore awarded and that we may hereafter propose to enter into in India and possibly elsewhere. We believe it can be expected that our interest in such ventures would be a PI. As of April 13, 2007, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that may be required for these purposes. As the holder of a PI in any such possible activities, it can be expected that we will be required to contribute capital to any such ventures in proportion to our percentage interest. No specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that if we seek to raise additional capital it will be through the sale of equity securities. As of April 13, 2007, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.

We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the year ended December 31, 2007 for our present level of operations. We do not expect to have any significant change in 2007 in our number of employees.

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

Recent Accounting Standards
Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. The Corporation is currently evaluating the impact FIN 48 will have on its consolidated financial statements.

Fair Value Measurements
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 157 will have on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.

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
•
plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities and to realize revenues from the sales of those hydrocarbons,

•
our ability to maintain compliance with the terms and conditions of our PSCs, including the related work commitments, to obtain consents, waivers and extensions from the GOI as and when required, and our ability to fund those work commitments,

•	our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional PSCs with the GOI and others,
•	our assumptions, plans and expectations regarding our future capital requirements,
•	our plans and intentions regarding our plans to raise additional capital,
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
•
We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required or we will have available to us the amounts we are required to fund under the terms of the PSCs we are a party to.

•	We cannot assure you that we will be successful in joining any further ventures seeking to be granted PSCs by the GOI or that we will be successful in acquiring interests in existing ventures.
•
We cannot assure you that we will obtain all required consents, waivers and extensions from the GOI as and when required to maintain compliance with our PSCs and that we may not be adversely affected by any delays we may experience in receiving those consents, waivers and extensions.

•
We cannot assure you that the outcome of testing of one or more wells on the exploration blocks under our PSCs will be satisfactory and result in a commercially-productive wells or that any further wells drilled will have commercially-successful results.

Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military or terrorist activities could have a material adverse effect on us. We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption "Risk Factors" herein. They are also described in our Quarterly Reports on Form 10-QSB and 10-Q, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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
We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the GOI. We have realized no revenues from our oil and natural gas exploration and development activities and do not claim any proved reserves of oil or natural gas. As of April 13, 2007, a venture in which we have a net 5% carried interest has drilled and abandoned two wells, has drilled, tested and cased three wells and is currently drilling two wells. Two ventures that we have a 10% participating interest have drilled and abandoned two wells, are in the testing phase of two wells and have suspended one well. One venture that we have a 20% PI has drilled eight wells of which three have been abandoned and five that are either currently suspended or are being tested.

Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSCs we are a party to. There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered and as of April 13, 2007, there are no or limited facilities for the delivery and storage of hydrocarbons on the areas covered by our PSCs. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest. Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.

Our business plans also include seeking to enter into additional joint ventures or other arrangements to acquire interests in additional government created and granted hydrocarbon exploration opportunities, primarily located onshore or in the offshore waters of India and possibly elsewhere. Opportunities to acquire interests in exploration opportunities will be dependent upon our ability to identify, negotiate and enter into joint venture or other similar arrangements with respect to specific exploration opportunities and upon our ability to raise sufficient capital to fund our participation in those joint ventures or other exploration activities. Our success will be dependent upon the success of the exploration activities of the ventures in which we acquire an interest and our ability to have adequate capital resources available at the times required.

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

Possible Inability of Contracting Parties to Fulfill Phase One of the Minimum Work Program for Certain of Our PSCs
Our PSC relating to the KG Offshore Block provides that by the end of the first phase of the exploration phase the contracting parties shall have drilled at least fourteen wells. The first phase of the exploration period relating to the PSC for the KG Offshore Block has expired without the required minimum of at least fourteen exploration wells being drilled during the first phase. GSPC, as operator and on behalf of the contracting parties, is engaged in seeking from the GOI its consent to an extension of the expiration date of the first phase of the exploration period and is also seeking to proceed to the second phase of the exploration period without relinquishing any of the contract area at the end of the first phase. In connection with the process of seeking these consents, on February 24, 2006, the management committee for the KG Offshore Block, which includes members representing the GOI, recommended a further extension of the first phase of twelve months to March 11, 2007. On February 9 2007, GSPC proposed to the Directorate General of Hydrocarbons, a body under the Ministry of Petroleum & Natural Gas (“DGH”) and to the GOI that the contracting parties proceed to the next exploration phase (Phase II) upon completion of Phase I which was expiring on March 11, 2007. It was also requested, on behalf of the contracting parties, to not relinquish any of the contract area at the end of Phase I. On March 12, 2007 DGH noted the option of GSPC, on behalf of the contracting parties, to enter phase two and advised that entry into phase two, effective March 12, 2007, is subject to the following conditions: (1) Any decision by the GOI on the substitution of the Work Program of Phase I will be binding on the contracting parties; and (2) Any decision by the GOI on relinquishment of the 25% of original contract Area (ie. 462 sq. kms.) under the PSC would be binding on the contracting parties. The extension of the first phase for the 18 months to March 11, 2007 would be deducted from the next succeeding exploration phase. As such the second phase would have a term of one year and expire March 11, 2008. As at April 13, 2007, five exploratory wells have been drilled and one exploratory well, the KG#16 well, is currently being drilled on the exploration block leaving eight exploration wells to be drilled. A seventh well, the KG#28 is also being drilled on the exploration block, but has been classified by the management committee as an appraisal well for the purposes of the PSC and not as an exploration well. Approval of the extension and the entering into the second phase of exploration under the PSC without relinquishment of any portion of the contract area from the GOI is currently outstanding. Unless this approval is granted, the Company may be liable for the consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC. The PSC has provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract. Termination rights can be exercised after giving ninety days written notice. This failure to timely complete the minimum work commitment, though the Company has been advised by GSPC there is no precedence, may be deemed by the GOI to be a failure to comply with the provisions of the contract in a material particular.

The termination of the PSC by the GOI would result in the loss of the Company’s interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries". The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC. Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of April 13, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.

In the event the PSC is terminated by the Government of India, or in the event the work program is not fulfilled by the end of the relevant exploration phase, the PSC provides that each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase. We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase.

The PSC relating to the Mehsana Block expired without the required minimum of seven wells having been drilled. In October, 2006 the management committee under the PSC for the Mehsana Block approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from November 21, 2006 to May 20, 2007 and on April 6, 2007 the members of the operating committee under the Mehsana Block operating agreement resolved to submit an application to the GOI for extension for an additional six months to November 20, 2007 to complete the minimum work program under Phase I. In seeking that extension, the joint venture partners agreed to provide a 100% Bank Guarantee and a 10% cash payment to be agreed upon based on pre-estimated liquidated damages for the unfinished minimum work program as reasonably determined by DGH, which has not yet been determined. As well, the contractor would be required to relinquish 25% of the block pursuant to the provisions of the PSC. The period of extension will be set off against the term of the Second Phase which would reduce Phase II to one year expiring November 20, 2008. Final consent to this extension is awaiting GOI approval.

The PSC relating to the Sanand/Miroli Block expired without the required minimum of twelve wells having been drilled. On January 29, 2007 the management committee under the PSC for the Sanand/Miroli Block approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from January 28, 2007 to July 28, 2007. Final consent to this extension is awaiting GOI approval.

Because Our Activities Have Only Recently Commenced And We Have No Operating History And Reserves Of Oil And Gas, We Anticipate Future Losses; There Is No Assurance Of Our Profitability

Our oil and natural gas operations have been only recently established and we have very limited operating history, oil and gas reserves or assets upon which an evaluation of our business, our current business plans and our prospects can be based. Our prospects must be considered in light of the risks, expenses and problems frequently encountered by all companies in their early stages of development and, in particular, those engaged in exploratory oil and gas activities. Such risks include, without limitation:

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

During the exploration phase prior to the start date of initial commercial production, we have a carried interest in the exploration activities on the KG Offshore Block. Our interests in our other exploration blocks are participating interests which require us to pay our proportionate share of exploration, drilling and development expenses on these blocks substantially as those expenses are incurred. Unexpected or additional costs can affect the commercial viability of producing oil and gas from a well and will affect the time when and amounts that we can expect to receive from any production from a well. Because our carried costs of exploration and drilling on the KG Offshore Block are to be repaid in full to the operator, GSPC, before we are entitled to any share of production, additional exploration and development expenses will reduce and delay any share of production and revenues we will receive.

There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future. Our operations were recently established, and as such, we have no substantial operating history to serve as the basis to predict our ability to further the development of our business plan. Likewise, the outcome of our exploratory drilling activities, as well as our quarterly and annual operating results cannot be predicted. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects. Through April 13, 2007, we abandoned two wells drilled on the KG Offshore Block, two wells on the Mehsana Block and three wells on the Tarapur Block and it is likely that in some future quarter our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells abandoned. In such event, the trading price of our common stock may be materially and adversely affected.

We Expect to Have Substantial Requirements For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing and Additional Ventures Or Pursue Other Opportunities. Our Available Capital is Limited

In order to participate under the terms of our PSCs as well as in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital. Under the terms of our CIA relating to the KG Offshore Block, after the start date of initial commercial production on the KG Offshore Block, and under the terms of the nine other PSCs we are parties to, we are required to bear our proportionate share of costs during the exploration phases of those agreements. There can be no assurance that our currently available capital will be sufficient for these purposes or that any additional capital that is required will be available to us in the amounts and at the times required. Such capital also may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities. We intend to seek the additional capital to meet our requirements from equity and debt offerings of our securities. Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.

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

As of December 31, 2006, we had cash and cash equivalents of approximately $33.4 million. We currently expect that our available cash will be sufficient to fund us through the budget periods ending March 31, 2008 and through the balance of 2007 at our present level of operations on the ten exploration blocks in which we are currently a participant including our newly acquired NELP-VI exploration blocks. Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our six exploration blocks, excluding our newly acquired NELP-VI exploration blocks, totals approximately $12.7 million during the period April 1, 2007 to March 31, 2008. We anticipate total expenditures on the four newly acquired NELP-VI blocks for the first exploration phase which covers four years to be approximately $28 million.  Any further PSC's we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us. We may be unsuccessful in raising the capital necessary to meet these capital requirements. There can be no assurance that we will be able to raise the capital.

India’s Regulatory Regime May Increase Our Risks And Expenses In Doing Business
All phases of the oil and gas exploration, development and production activities in which we are participating are regulated in varying degrees by the Indian government, either directly or through one or more governmental entities. The areas of government regulation include matters relating to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental protection and rig safety. In addition, the award of a PSC is subject to GOI consent and matters relating to the implementation and conduct of operations under the PSC are subject, under certain circumstances, to GOI consent. As a consequence, all future drilling and production programs and operations we undertake or are undertaken by the ventures in which we participate in India must be approved by the Indian government. Shifts in political conditions in India could adversely affect our business in India and the ability to obtain requisite government approvals in a timely fashion or at all. We, and our joint venture participants, must maintain satisfactory working relationships with the Indian government. This regulatory environment and possible delays inherent in that environment may increase the risks associated with our exploration and production activities and increase our costs of doing business.

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of April 13, 2007, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 32,523,667 shares or approximately 49.1% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions. These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock. Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

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

At present, our future is substantially dependent upon the geological and geophysical capabilities of Mr. Roy to locate oil and gas exploration opportunities for us and the ventures in which we are a participant. His inability to do the foregoing could materially adversely affect our future activities. We entered into a three-year TSA with RGB dated August 29, 2003, a company owed 100% by Mr. Roy, to perform such geological and geophysical duties and exercise such powers related thereto as we may from time to time assign to it. The expiration term of this contract has subsequently been extended to December 31, 2007. We have no agreement directly with Mr. Roy regarding his services to us.

Our Success Is Largely Dependent On The Success Of The Operators Of The Ventures In Which We Participate And Their Failure Or Inability To Properly Or Successfully Operate The Oil And Gas Exploration, Development And Production Activities On An Exploration Block, Could Materially Adversely Affect Us

At present, our only oil and gas interests are our contractual rights under the terms of the ten PSCs with the GOI that we have entered into. We are not and will not be the operator of any of the exploration, drilling and production activities conducted on our exploration blocks, with the exception of the DS block in which we are the operator. Accordingly, the realization of successes in the exploration of the blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.

Under the terms of our CIA for the KG Offshore Block, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block prior to the start date of initial commercial production. However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less. Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the PSC for which our interest is carried was originally estimated to be approximately $22.0 million. Additional drilling costs including the drilling to depths in excess of 5,000 meters, where higher downhole temperatures and pressures are encountered, versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in additional costs exceeding originally estimated expenditures. As a consequence of these additional drilling costs incurred, as of April 13, 2007, the annual budget for the period April 1, 2007 to March 31, 2008 submitted to the Management Committee under the PSC for the KG Offshore Block estimates that GSPC will expend approximately $50.4 million attributed to us (including the amount attributable to RGM) under the CIA over the period April 1, 2007 to March 31, 2008. Further additional expenditures may be required for cost overruns and completions of commercially successful wells. We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence. Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement between us and Roy Group (Mauritius) Inc. We are not entitled to any share of production from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the CIA, have been recovered by GSPC from future production revenue. Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Offshore Block. As provided in the CIA, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Offshore Block.

Certain Terms Of The Production Sharing Contracts May Create Additional Expenses And Risks That Could Adversely Affect Our Revenues And Profitability

The PSCs contain certain terms that may affect the revenues of the joint venture participants to the agreements and create additional risks for us. These terms include, possibly among others, the following:

•
The venture participants are required to complete certain minimum work programs during the two or three phases of the terms of the PSCs. In the event the venture participants fail to fulfill any of these minimum work programs, the parties to the venture must pay to the GOI their proportionate share of the amount that would be required to complete the minimum work program. Accordingly, we could be called upon to pay our proportionate share of the estimated costs of any incomplete work programs. At April 13, 2007, we have failed to complete phase one work programs under three of our PSCs within the time periods agreed. We have applied to the GOI for extensions of these allotted time periods and are awaiting the GOI response.

•
Until such time as the GOI attains self sufficiency in the production of crude oil and condensate and is able to meet its national demand, the parties to the venture are required to sell in the Indian domestic market their entitlement under the PSCs to crude oil and condensate produced from the exploration blocks. In addition, the Indian domestic market has the first call on natural gas produced from the exploration blocks and the discovery and production of natural gas must be made in the context of the government’s policy of utilization of natural gas and take into account the objectives of the government to develop its resources in the most efficient manner and promote conservation measures. Accordingly, this provision could interfere with our ability to realize the maximum price for our share of production of hydrocarbons;

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

These provisions of the PSCs, possibly among others, may increase our costs of participating in the ventures and thereby affect our profitability. Failure to fully comply with the terms of the PSCs creates additional risks for us.

The Requirements of Section 404 of the Sarbanes-Oxley Act of 2002 Require That We Undertake an Evaluation of Our Internal Controls That May Identify Internal Control Weaknesses.
The Sarbanes-Oxley Act of 2002 imposes new duties on us and our executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act, we are evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We have initiated establishing the procedures for performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We anticipate being able to fully implement the requirements relating to reporting on internal controls and all other aspects of Section 404 in a timely fashion. If we are not able to implement the reporting requirements of Section 404 in a timely manner or with adequate compliance, our management and/or our auditors may not be able to render the required certification and/or attestation concerning the effectiveness of the internal controls over financial reporting, we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities and Exchange Commission or American Stock Exchange, and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

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

In addition, various factors may adversely affect the ability to market oil and gas production from our exploration blocks, including:

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

Any future significant growth in our oil and gas exploration and development activities will place demands on our executive officers, and any increased scope of our operations will present challenges to us due to our current limited management resources. Our future performance will depend upon our management and its ability to locate and negotiate opportunities to participate in joint venture and other arrangements whereby we can participate in exploration opportunities. There can be no assurance that we will be successful in these efforts. Our inability to locate additional opportunities, to hire additional management and other personnel or to enhance our management systems could have a material adverse effect on our results of operations.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our Directors and Executive Officers and their ages are as follows:

NAME	AGE	EMPLOYMENT HISTORY
Jean Paul Roy	50
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

Allan J. Kent	53
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

Brent J. Peters	34
Mr. Peters was elected a Director of our company on February 25, 2002. Mr. Peters has been Vice President of Finance and Treasurer of Northfield Capital Corporation, a publicly traded investment company acquiring shares in public and private corporations since 1997. Mr. Peters has a Bachelor of Business Administration degree, specializing in accounting.

Peter R. Smith	59
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

NAME	AGE	EMPLOYMENT HISTORY
Michael J. Hudson	60
Mr. Hudson was elected a Director of our company on May 17, 2004. Mr. Hudson is a retired partner with the accounting firm Grant Thornton LLP. Mr. Hudson was with Grant Thornton for 20 years and with his experience in the oil and gas industry he was responsible for Assurance services and providing advice to private, not-for-profit and public company clients listed on Canadian and US exchanges. Mr. Hudson spent two years in London, England assisting the Institute of Chartered Accountants in England and Wales with the start up of a consulting service to members on best practices for the management of their firms including ethics and governance issues. Upon returning to Canada he went on secondment for 18 months with the Auditor General of Canada to learn and apply the disciplines of "value for money" auditing. He was co-director of the comprehensive (value for money) audit of Statistics Canada reporting in the 1983 Auditor General’s Report.

Dr. Avinash Chandra	64
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

Mr. Roy, Mr. Kent, Mr. Peters, Mr. Smith, Mr. Hudson and Dr. Chandra have been elected to serve as Directors of our company until our annual meeting of stockholders in 2007 and the election and qualification of their successors.

Our Board of Directors has determined that Messrs. Peters, Smith, Hudson and Dr. Chandra are "independent directors" under the listing standards of the American Stock Exchange. Our Board of Directors had two meetings in person during the year ended December 31, 2006.

Director and Officer Securities Reports
The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2006.

Audit Committee and Audit Committee Financial Expert
Our Board of Directors had appointed an Audit Committee consisting of Messrs. Hudson, who is the Chairman, Mr. Peters and Dr. Chandra. Our Board of Directors has determined that all three of these individuals are "independent directors" under the listing standards of the American Stock Exchange. Under our Audit Committee Charter, adopted on March 26, 2004, our Audit Committee’s responsibilities include, among other responsibilities, the appointment, compensation and oversight of the work performed by our independent auditor, the adoption and assurance of compliance with a pre-approval policy with respect to services provided by the independent auditor, at least annually, obtain and review a report by our independent auditor as to relationships between the independent auditor and our company so as to assure the independence of the independent auditor, review the annual audited and quarterly financial statements with our management and the independent auditor, and discuss with the independent auditor their required disclosure relating to the conduct of the audit.

Our Board of Directors has determined that Mr. Michael J. Hudson has the attributes of an Audit Committee Financial Expert.

Our Audit Committee had five meetings during the year ended December 31, 2006.

Compensation Committee
Our Compensation Committee consists of Mr. Hudson, who is the Chairman, and Mr. Peters. Our Compensation Committee, among other things, exercises general responsibility regarding overall employee and executive compensation. Our Compensation Committee sets the annual salary, bonus and other benefits of the President and the Chief Executive Officer and approves compensation for all our other executive officers, consultants and employees after considering the recommendations of our President and Chief Executive Officer.

Nominating Committee
Our Nominating Committee consists of Mr. Smith, Mr. Peters and Mr. Hudson. Our Nominating Committee, among other things, exercises general responsibility regarding the identification of individuals qualified to become Board members and recommend that the Board select the director nominees for the next annual meeting of stockholders. Our Board of Directors had determined that Messrs. Smith, Peters and Hudson are "independent directors" under the listing standards of the American Stock Exchange. Our Board of Directors has adopted a charter for the nominating committee.

Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 10. Executive Compensation

The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2006 who received total compensation exceeding $100,000 for the year ended December 31, 2006 and who served in such capacities at December 31, 2006.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- Sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jean Paul Roy,	2006	350,000	-0-	-0-	570,500	Nil	Nil	44,280 (5)	964,780
President & CEO	2005	250,000	60,000	-0-	186,600	Nil	Nil	40,700 (6)	537,300
Allan J. Kent,	2006	185,000	-0-	-0-	570,500	Nil	Nil	Nil	755,500
Exec VP & CFO	2005	120,000	30,000	-0-	186,600	Nil	Nil	Nil	336,600
(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. See Note 8 to Notes to Financial Statements for the year ended December 31, 2006.

(2)	Messrs. Roy and Kent are also Directors of our company; however they receive no additional compensation for serving in those capacities.
(3)	The salary and bonus amounts are paid to RGB, a Barbados company wholly owned by Mr. Roy, pursuant to the terms of a TSA described below.
(4)	The salary and bonus amounts are paid to D.I. Investments Ltd., a company controlled by Mr. Kent, pursuant to an oral arrangement described below.
(5)
Costs paid for by the Company included in this amount are $18,780 for airfare for the family of Mr. Roy to travel to India from their home two times during the calendar year and $25,500 for medical coverage for Mr. Roy and his family.

(6)
Costs paid for by the Company included in this amount are $16,800 for airfare for the family of Mr. Roy to travel to India from their home two times during the calendar year, $23,400 for medical coverage for Mr. Roy and his family and $500 for membership fees.

Narrative Disclosure to Summary Compensation Table.
On August 29, 2003, we entered into a TSA with RGB, a company organized under the laws of Barbados and wholly owned by Mr. Roy. Under the agreement, RGB agreed to perform such geologic and geophysical duties as are assigned to it by us. The term of the agreement, as amended, extends through December 31, 2007 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term. On January 31, 2006, the terms of the agreement were amended to extend the term of the agreement from August 31, 2006 to December 31, 2007 and amended the fee payable from $250,000 to $350,000 effective January 1, 2006. RGB also is reimbursed for authorized travel and other out-of-pocket expenses. The agreement prohibits RGB from disclosing any of our confidential information and from competing directly or indirectly with us for a period ending December 31, 2007 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India. The agreement may be terminated by either party on 30 days’ prior written notice, provided, however, the confidentiality and non-competition provisions will survive the termination.

D.I. Investments Ltd., a company controlled by Mr. Kent, is paid by us for consulting services. The services of Mr. Kent are provided to us pursuant to the oral arrangement with D.I. Investments Ltd. The oral agreement has been amended to provide for an annual fee payable of $185,000 effective January 1, 2006.

We do not have any employment agreements with any of our named executive officers or other significant employees.

Outstanding Equity Awards at December 31, 2006.

The following table provides information with respect to our named executive officers above regarding outstanding equity awards held at December 31, 2006.
	Option Awards				Stock Awards

Name	Number of securities underlying unexercised Options (#) Exercisable/ Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of Stock held that have not vested (#)	Market value of shares or units of Stock held that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b-c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jean Paul Roy	300,000	-0-	$1.10	08/31/08	-0-	-0-	-0-	-0-
	250,000/	-0-	$3.95/	07/25/16/	-0-	-0-	-0-	-0-
	250,000 (1)		$3.95	07/25/16
Allan J. Kent	300,000	-0-	$1.10	08/31/08	-0-	-0-	-0-	-0-
	250,000/	-0-	$3.95/	07/25/16/	-0-	-0-	-0-	-0-
	250,000 (1)		$3.95	07/25/16
1)	Such unexercisable options will become exercisable on July 25, 2007.

Director Compensation

The following table provides information with respect to compensation of our Directors during the year ended December 31, 2006. The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Peter Smith	$3,500	-0-	102,850	-0-	-0-	-0-	106,350
Brent Peters	$3,500	-0-	102,850	-0-	-0-	-0-	106,350
Michael Hudson	$4,000	-0-	102,850	-0-	-0-	-0-	106,850
Dr. Avinash Chandra	$1,500	-0-	102,850	-0-	-0-	-0-	104,350
(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. See Note 6b to Notes to Financial Statements for the year ended December 31, 2006.

Our non-employee Board members receive cash compensation of $1,000 for personally attending each board meeting and $500 for attendance by phone. During the year ended December 31, 2006, each non-employee Board member was paid a total of $3,500 to each of Peter Smith and Brent Peters, $4,000 to Michael Hudson and $1,500 to Dr. Avinash Chandra. Our Directors are also reimbursed for their out-of-pocket expenses in attending meetings. Pursuant to the terms of our 1998 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board. In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 50,000 shares. Each such option has a term of ten years, subject to earlier termination following such person's cessation of Board service, and is subject to certain vesting provisions. For the purposes of the automatic grant provisions of the Plan, all of our Directors, other than Messrs. Roy and Kent are considered non-employee Board members.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of April 13, 2007. As of April 13, 2007, we had 66,228,256 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Jean Paul Roy (2) c/o GeoGlobal Resources Inc. Suite 310, 605 - 1 Street SW Calgary, Alberta T2P 3S9	32,566,000 (3)	49.2%
Allan J. Kent c/o GeoGlobal Resources Inc. Suite 310, 605 - 1 Street SW Calgary, Alberta T2P 3S9	925,000 (4)	1.4%
Brent J. Peters c/o Northfield Capital Corporation Suite 301, 141 Adelaide Street West Toronto, ON M5H 3L5	121,567 (5)	Less than 0.5%
Peter R. Smith c/o Andrin Limited Suite 202, 197 County Court Boulevard Brampton, Ontario L6W 4P6	50,000 (6)	Less than 0.5%
Michael J. Hudson 439 Mayfair Avenue Ottawa, ON K1Y 0K7	60,000 (7)	Less than 0.5%
Dr. Avinash Chandra B-102, Sector 26 Noida, Uttar Pradesh India 201301	67,767 (8)	Less than 0.5%
All officers and directors as a group (6 persons)	33,790,334	51.1%

(1)
For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following April 13, 2007.

(2)
Of the shares held beneficially by Mr. Roy, an aggregate of 5 million shares are held in escrow pursuant to the terms of the agreement whereby we purchased the outstanding capital stock of GeoGlobal Resources (India) Inc. from Mr. Roy. Under the terms of the escrow agreement, Mr. Roy has the voting rights with respect to these shares.

(3)	Includes 32,016,000 shares of Common Stock and 550,000 options to purchase Common Stock exercisable within 60 days of April 13, 2007
(4)	Includes 375,000 shares of Common Stock and 550,000 options to purchase Common Stock exercisable within 60 days of April 13, 2007.
(5)	Includes 71,567 shares of Common Stock and options to purchase 50,000 shares of Common Stock exercisable within 60 days of April 13, 2007.
(6)	Includes options to purchase 50,000 shares of Common Stock exercisable within 60 days of April 13, 2007.
(7)	Includes 10,000 shares of Common Stock and options to purchase 50,000 shares of Common Stock exercisable within 60 days of April 13, 2007.
(8)	Includes 51,100 shares of Common Stock and options to purchase 16,667 shares of Common Stock exercisable within 60 days of April 13, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans
We have one equity compensation plan for our employees, directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 1998 Stock Incentive Plan ("the Plan"). See Note 5 to the Notes to Consolidated Financial Statements to the attached financial statements for further information on the material terms of this plan.

At the annual stockholder meeting held on June 14, 2006, the stockholders of the Company approved amendments to the Plan to increase the shares of Common Stock reserved for issuance under the Plan from 8,000,000 shares to 12,000,000 shares.

The following table provides information as of December 31, 2006 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,517,500	$3.37	3,650,697
Equity compensation plans not approved by security holders	0	0	0
Total	3,517,500	$3.37	3,650,697

Item 12. Certain Relationships and Related Transactions

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

On August 29, 2003, we entered into a TSA with RGB, a company organized under the laws of Barbados and wholly owned by Mr. Roy. Under the agreement, RGB agreed to perform such geologic and geophysical duties as are assigned to it by us. The term of the agreement, as amended, extends through December 31, 2007 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term. On January 31, 2006, the terms of the agreement were amended to extend the term of the agreement from August 31, 2006 to December 31, 2007 and amended the fee payable from $250,000 to $350,000 effective January 1, 2006. RGB also is reimbursed for authorized travel and other out-of-pocket expenses. The agreement prohibits RGB from disclosing any of our confidential information and from competing directly or indirectly with us for a period ending December 31, 2007 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India. The agreement may be terminated by either party on 30 days’ prior written notice, provided, however, the confidentiality and non-competition provisions will survive the termination. RGB received $350,000 from us during 2006 ($250,000 plus a bonus of $60,000 in 2005, $250,000 in 2004 and $83,333 in 2003), under the terms of this agreement.

RGB was also reimbursed for medical insurance and expenses, travel, hotel, meals and entertainment expenses, computer costs, and amounts billed to third parties incurred by Mr. Roy during 2006 totaling $134,637. At December 31, 2006, the Company owed RGB $29,976 for services provided and expenses incurred pursuant to the TSA which amount bears no interest and has no set terms of repayment.

During the year ended December 31, 2006, D.I. Investments Ltd. a company controlled by Mr. Kent, was paid $185,000 ($120,000 plus a bonus of $30,000 in 2005, $120,000 in 2004 and $61,715 in 2003) by us for consulting services of Mr. Kent which are provided to us pursuant to an oral arrangement amended effective January 1, 2006. D.I. Investments Ltd. was also reimbursed $38,442 for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred throughout 2006. At December 31, 2006, the Company owed D.I. Investments Ltd. $nil as a result of services provided and expensed incurred on behalf of the Company.

During the year ended December 31, 2006, Amicus Services Inc. a company controlled by Mr. Vincent Roy, a brother of Mr. Jean Roy, received from us $56,257 as consulting fees for services rendered. Amicus Services Inc. was also reimbursed $5,379 for office costs, including parking, office supplies and telephone as well as travel and hotel incurred throughout 2006.

Item 13. Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant, as amended. (1)
3.2	Bylaws of the Registrant, as amended. (4)
3.3	Certificate of Amendment filed with the State of Delaware on November 25, 1998. (2)
3.4	Certificate of Amendment filed with the State of Delaware on December 4, 1998. (2)
3.5	Certificate of Amendment filed with the State of Delaware on March 18, 2003. (5)
3.6	Certificate of Amendment filed with the State of Delaware on January 8, 2004. (5)
4.1	Specimen stock certificate of the Registrant. (5)
10.1	Restated 1993 Stock Incentive Plan. (1)
10.2	1994 Directors Stock Option Plan. (1)
10.3	1994 Stock Option Plan. (1)
10.4	1993 Stock Incentive Plan. (1)
10.5	1998 Stock Incentive Plan. (2)
10.6	Stock Purchase Agreement dated April 4, 2003 by and among Suite101.com, Inc., Jean Paul Roy and GeoGlobal Resources (India) Inc. (3)

Exhibit	Description
10.7	Amendment dated August 29, 2003 to Stock Purchase Agreement dated April 4, 2003. (4)
10.8	Technical Services Agreement dated August 29, 2003 between Suite101.com, Inc. and Roy Group (Barbados) Inc. (4)
10.8.1	Amendment to Technical Services Agreement dated January 31, 2006 between GeoGlobal Resources Inc. and Roy Group (Barbados) Inc. (8)
10.9	Participating Interest Agreement dated March 27, 2003 between GeoGlobal Resources (India) Inc. and Roy Group (Mauritius) Inc. (4)
10.10	Escrow Agreement dated August 29, 2003 among Registrant, Jean Paul Roy and Computershare Trust Company of Canada. (4)
10.11	Promissory Note dated August 29, 2003 payable to Jean Paul Roy. (4)
10.12	Production Sharing Contract dated February 4, 2003, among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Limited and GeoGlobal Resources (India) Inc. (6)
10.13
Production Sharing Contract dated February 6, 2004 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Private Limited and GeoGlobal Resources (Barbados) Inc. (6)

10.14
Production Sharing Contract dated February 6, 2004 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Private Limited, Prize Petroleum Company Limited and GeoGlobal Resources (Barbados) Inc. (6)

10.15	Carried Interest Agreement dated August 27, 2002 between Gujarat State Petroleum Corporation Limited and GeoGlobal Resources (India) Inc. (5)
10.16	Agency Agreement dated September 9, 2005 between the Company and Jones, Gable & Company Limited. (7)
10.17	Form of Subscription Agreement entered into by subscribers relating to offers and sales of Units by Jones, Gable & Company Limited. (7)
Form of Subscription Agreement with respect to sales of an aggregate of 1,000,000 of the Units. (7)
10.18	Registration Rights Agreement dated September 9, 2005 between the Company and Jones, Gable & Company Limited. (7)
10.19	Production Sharing Contract dated September 23, 2005, between the Government of India and GeoGlobal Resources (Barbados) Inc. (7)
10.20
Production Sharing Contract dated September 23, 2005, between the Government of India, Gujarat State Petroleum Corporation Limited, GAIL (India) Ltd., Jubilant Capital Pvt. Ltd. and GeoGlobal Resources (Barbados) Inc. (7)

10.21	Production Sharing Contract dated March 2, 2007, between the Government of India, Oil India Limited and GeoGlobal Resources (Barbados) Inc. (9)
10.22	Production Sharing Contract dated March 2, 2007, between the Government of India, Oil India Limited and GeoGlobal Resources (Barbados) Inc. (9)
10.23	Production Sharing Contract dated March 2, 2007, between the Government of India, Oil India Limited, Hindustan Petroleum Corpn. Ltd. and GeoGlobal Resources (Barbados) Inc. (9)
10.24	Production Sharing Contract dated March 2, 2007, between the Government of India and GeoGlobal Resources (Barbados) Inc. (9)

14	Code of Ethics. (5)

21	Subsidiaries of the Registrant:
	Name	State or Jurisdiction of Incorporation
	GeoGlobal Resources (India) Inc.	Barbados
	GeoGlobal Resources (Canada) Inc.	Alberta
	GeoGlobal Resources (Barbados) Inc.	Barbados

23	Consent of experts and counsel:
23.1	Consent of Ernst & Young LLP. (10)
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a). (10)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a). (10)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed). (10)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed). (10)

(1)	Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.
(2)	Filed as an Exhibit to our Current Report on Form 8-K dated December 10, 1998.
(3)	Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(4)	Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.
(5)	Filed as an Exhibit to our Form 10-KSB dated April 1, 2004.
(6)	Filed as an Exhibit to our Form 10-KSB/A dated April 28, 2004.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(8)	Filed as an Exhibit to our Current Report on Form 8-K dated January 31, 2006.
(9)	To be filed as an Exhibit to our Quarterly Report on Form 10Q for the quarter ending March 31, 2007.
(10)	Filed herewith.

Item 14. Principal Accountant Fees and Services

The following sets forth fees we incurred for services provided by Ernst & Young LLP for accounting services rendered during the years ended December 31, 2006 and December 31, 2005.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2006	88,281	26,452	--	37,425
2005	70,815	32,300	--	9,271

Our Board of Directors believes that the provision of the services during the years ended December 31, 2006 and December 31, 2005 is compatible with maintaining the independence of Ernst & Young LLP. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by Ernst & Young LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements and the review of our quarterly financial reports filed with the Securities and Exchange Commission. Audit Related Fees include services rendered in connection with a follow-up the review of other filings with the Securities and Exchange Commission. Tax Fees include services rendered relating primarily to tax compliance, consulting, customs and duties. All Other Fees include administration fees to cover various expenses and SOX related work performed to date.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND DECEMBER 31, 2005

(in United States dollars)
GeoGlobal Resources Inc.
(a development stage enterprise)

Index to Consolidated Financial Statements

December 31, 2006 and December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Of
GeoGlobal Resources Inc.

We have audited the accompanying consolidated balance sheets of GeoGlobal Resources Inc., a development stage enterprise, as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006, 2005 and 2004, and for the cumulative period from inception on August 21, 2002 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoGlobal Resources Inc. as at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006, 2005, and 2004, and for the cumulative period from inception on August 21, 2002 to December 31, 2006 in conformity with United States generally accepted accounting principles.

As discussed in note 6b to the consolidated financial statements, the 2005 and 2004 stock-based compensation disclosures have been restated.

"Ernst & Young LLP" (signed)

CALGARY, ALBERTA	CHARTERED ACCOUNTANTS
March 23, 2007

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS

	December 31, 2006 US $	December 31, 2005 US $
Assets
Current
Cash and cash equivalents (note 2i)	32,362,978	36,037,388
Accounts receivable	202,821	139,035
Prepaids and deposits	31,232	5,718
Cash call receivable	--	49,947
	32,597,031	36,232,088

Restricted cash (note11a)	3,590,769	392,485
Property and equipment (note 3)	183,427	89,826
Oil and gas interests, not subject to depletion (note 4)	9,722,738	2,216,663

	46,093,965	38,931,062

Liabilities
Current
Accounts payable	1,888,103	159,145
Accrued liabilities	33,487	43,500
Due to related companies (notes 8c, 8d and 8e)	33,605	244,452
	1,955,195	447,097
Stockholders' Equity (note 5)
Capital stock
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
66,208,255 common shares (December 31, 2005 - 62,954,255)	51,617	48,361
Additional paid-in capital	47,077,827	40,275,588
Deficit accumulated during the development stage	(2,990,674)	(1,839,984)
	44,138,770	38,483,965

	46,093,965	38,931,062
See Commitments, Contingencies and Guarantees (note 11)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2006 US $
				(note 12a)

Expenses (notes 8c, 8d, 8e and 6b)
General and administrative	1,406,000	495,326	451,788	2,510,716
Consulting fees	1,190,919	265,446	237,615	1,864,251
Professional fees	251,261	201,298	161,381	752,676
Depreciation	49,323	49,531	61,308	211,310
	2,897,503	1,011,601	912,092	5,338,953
Other expenses (income)
Consulting fees recovered	--	(12,950)	(14,300)	(66,025)
Equipment costs recovered	--	(12,950)	(2,200)	(19,395)
Gain on sale of equipment	--	(42,228)	--	(42,228)
Foreign exchange (gain) loss	4,737	(319)	3,495	26,547
Interest income	(1,751,550)	(462,174)	(31,591)	(2,247,178)
	(1,746,813)	(530,621)	(44,596)	(2,348,279)

Net loss and comprehensive loss for the period (note 9)	(1,150,690)	(480,980)	(867,496)	(2,990,674)

Net loss per share - basic and diluted (note 5f)	(0.02)	(0.01)	(0.02)

The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Stockholders' Equity US $

Common shares issued on incorporation on August 21, 2002	64	--	--	64

Net loss and comprehensive loss for the period	--	--	(13,813)	(13,813)
Balance at December 31, 2002	64	--	(13,813)	(13,749)

Common shares issued during the year
On acquisition (note 7)	34,000	1,072,960	--	1,106,960
Options exercised for cash	397	101,253	--	101,650
December 2003 private placement financing (note 5c)	6,000	5,994,000	--	6,000,000
Share issuance costs on private placement	--	(550,175)	--	(550,175)

Net loss and comprehensive loss for the year	--	--	(477,695)	(477,695)
Balance at December 31, 2003	40,461	6,618,038	(491,508)	6,166,991

Common shares issued during the year
Options exercised for cash	115	154,785	--	154,900
Broker Warrants exercised for cash (note 5c)	39	58,611	--	58,650

Net loss and comprehensive loss for the year	--	--	(867,496)	(867,496)
Balance at December 31, 2004	40,615	6,831,434	(1,359,004)	5,513,045

Common shares issued during the year
Options exercised for cash (note 5e(i))	739	1,004,647	--	1,005,386
2003 Purchase Warrants exercised for cash (note 5d(i))	2,214	5,534,036	--	5,536,250
Broker Warrants exercised for cash (note 5c)	541	810,809	--	811,350
September 2005 private placement financing (note 5b)	4,252	27,636,348	--	27,640,600
Share issuance costs on private placement (note 5b)	--	(1,541,686)	--	(1,541,686)

Net loss and comprehensive loss for the year	--	--	(480,980)	(480,980)
Balance at December 31, 2005	48,361	40,275,588	(1,839,984)	38,483,965

Common shares issued during the year
Options exercised for cash (note 5e(i))	2,285	2,706,895	--	2,709,180
Options exercised for notes receivable (note 6e)	185	249,525	--	249,710
2003 Purchase Warrants exercised for cash (note 5d(i))	786	1,962,964	--	1,963,750
Share issuance costs	--	(74,010)	--	(74,010)
Stock-based compensation (note 6b)	--	1,956,865	--	1,956,865
Net loss and comprehensive loss for the year	--	--	(1,150,690)	(1,150,690)

Balance at December 31, 2006	51,617	47,077,827	(2,990,674)	44,138,770

See note 5 for further information
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2006 US $
				(note 12a)
Cash flows provided by (used in) operating activities:
Net loss	(1,150,690)	(480,980)	(867,496)	(2,990,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,323	49,531	61,308	211,310
Gain on sale of equipment	--	(42,228)	--	(42,228)
Stock-based compensation (note 6b)	1,190,176	--	--	1,190,176
Changes in operating assets and liabilities:
Accounts receivable	(63,786)	42,202	(99,750)	(127,821)
Prepaids and deposits	(25,514)	(5,718)	--	(31,232)
Accounts payable	(23,720)	24,307	(147,060)	34,651
Accrued liabilities	(10,013)	22,500	4,600	33,487
Due to related companies	(210,847)	224,828	(27,239)	(8,151)
	(245,071)	(165,558)	(1,075,637)	(1,730,482)
Cash flows provided by (used in) investing activities:
Oil and gas interests	(6,739,386)	(1,578,124)	(460,016)	(8,956,049)
Property and equipment	(142,924)	(36,876)	(87,341)	(435,309)
Proceeds on sale of equipment	--	82,800	--	82,800
Cash acquired on acquisition (note 7)	--	--	--	3,034,666
Restricted cash (note 11a)	(3,198,284)	(185,689)	(206,796)	(3,590,769)
Changes in investing assets and liabilities:
Cash call receivable	49,947	(22,436)	(27,511)	--
Accounts payable	1,763,478	94,415	--	1,804,444
Accrued liabilities	--	(33,442)	33,442	--
	(8,267,169)	(1,679,352)	(748,222)	(8,060,217)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	4,922,640	34,993,586	213,550	46,231,490
Share issuance costs	(74,010)	(1,541,686)	--	(2,165,871)
Changes in financing liabilities:
Note payable (note 8a)	--	--	(1,000,000)	(2,000,000)
Accounts payable	(10,800)	10,800	--	61,078
Due to shareholder	--	--	--	--
Due to related companies	--	--	--	26,980
	4,837,830	33,462,700	(786,450)	42,153,677

Net increase (decrease) in cash and cash equivalents	(3,674,410)	31,617,790	(2,610,309)	32,362,978

Cash and cash equivalents, beginning of period	36,037,388	4,419,598	7,029,907	--

Cash and cash equivalents, end of period	32,362,978	36,037,388	4,419,598	32,362,978

Cash and cash equivalents
Current bank accounts	316,329	127,803	90,670	316,329
Term deposits	32,046,649	35,909,585	4,328,928	32,046,649
	32,362,978	36,037,388	4,419,598	32,362,978

Cash taxes paid during the period	17,775	15,500	2,750	39,463

The accompanying notes are an integral part of these Consolidated Financial Statements

1.	Nature of Operations

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India. Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts (“PSC”) with the Gujarat State Petroleum Corporation ("GSPC"), Oil India Limited ("OIL") and the Government of India ("GOI") and the development thereof. To date, the Company has not earned revenue from these operations and is considered to be in the development stage. The recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to fulfill its obligations under the PSC’s in India and upon future profitable operations and upon finalizing agreements with GSPC and OIL.

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

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

2.	Significant Accounting Policies (continued)

b)	Oil and gas interests
i)	Capitalized costs
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

ii)	Depletion
Upon the commencement of production of economic quantities of oil and gas, depletion of exploration and development costs and depreciation of production equipment will be provided on a country-by-country basis using the unit-of-production method based upon estimated proven petroleum and natural gas reserves. The costs of acquiring and evaluating unproven properties and major development projects will be excluded from costs subject to depletion until it is determined whether or not proven reserves are attributable to the properties, the major development projects are completed, or impairment occurs. For depletion and depreciation purposes, relative volumes of petroleum and natural gas production and reserves will be converted into equivalent units based upon estimated relative energy content.

iii)	Ceiling test
In applying the full cost method, the Company will be calculating a ceiling test whereby the carrying value of petroleum and natural gas properties and production equipment, net of recorded deferred income taxes is limited to the present value of after-tax future net revenues from proven reserves, discounted at 10% (based on prices and costs at the balance sheet date calculated quarterly), plus the lower of cost and fair value of unproven properties. Should this comparison indicate an excess carrying value, the excess will be charged against earnings as additional depletion and depreciation. Unproven properties are assessed quarterly for possible impairments or reductions in value.

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

v)	Revenue recognition
Revenue associated with the production and sales of crude oil, natural gas and natural gas liquids owned by the Company will be recognized when production is sold to a purchaser at a fixed or determinable price, and when delivery has occurred and title passes from the Company to its customer, and if the collectibility of the revenue is probable.

c)	Property and Equipment
Computer and office equipment are recorded at cost, with depreciation provided for on a declining-balance basis at 30% per annum.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

2.	Significant Accounting Policies (continued)

d)	Joint operations
All of the Company's petroleum and natural gas activities are conducted jointly with others. The Company’s undivided interests in joint ventures are consolidated on a proportionate basis.

e)	Net loss per share
Net loss per share is calculated based upon the weighted-average number of shares outstanding during the period. The treasury stock method is used to determine the dilutive effect of the stock options. The treasury stock method assumes any proceeds obtained upon exercise of options would be used to purchase common shares at the average market price during the period. There are no differences between net loss and the weighted-average number of shares used in the calculation of the basic net loss per share and those used in the calculation of diluted net loss per share as the effect of the options and warrants on the diluted net loss per share calculations is anti-dilutive for all periods presented.

f)	Comprehensive loss
Comprehensive loss includes all changes in equity except those resulting from investments made by owners and distributions to owners. Comprehensive loss consists only of net loss for all periods presented.

g)	Use of estimates
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

h)	Financial instruments
The Company has estimated the fair value of its financial instruments which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and due to related companies. The Company used valuation methodologies and market information available as at period end to determine that the carrying amounts of such financial instruments approximate fair value in all cases. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.

i)	Cash and cash equivalents
Cash and cash equivalents include cash on hand, balances with banks and short-term deposits with original maturities of three months or less, earning interest based upon the US prime rate. Interest earned during the year ended December 31, 2006 was US$1,751,550 (December 31, 2005 - US$462,174) which included US$1,744,697 (December 31, 2005 - US$454,887) of interest earned on our cash and cash equivalents held in term deposits representing an average rate of 4.81% (December 31, 2005 - 2.57%).

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

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

2.	Significant Accounting Policies (continued)

k)	Income taxes
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

l)	Stock-based compensation plan
In prior years, reporting of the impact of stock-based compensation, such as employee stock options, on the Company's net loss and net loss per share was required only on a pro-forma basis.

In December, 2004, the Financial Accounting Standards Board issued a revision to Standard 123, Accounting for Stock-Based Compensation. The Statement of Financial Accounting Standards 123(R), Share-Based Payment ("FAS 123(R)"), requires the recognition of compensation cost for stock-based compensation arrangements with employees, consultants and directors based on their grant date fair value using the Modified Black-Scholes option-pricing model. Compensation expense is recorded over the awards' respective requisite service, with corresponding entries to paid-in capital.

The Company adopted FAS 123(R) using the modified-prospective-transition method on January 1, 2006. The impact of this adoption required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the subsequent 3 years in accordance with their respective vesting periods.

m)	Warrants
In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants were reported as equity instruments and recorded at fair market value on the date of issuance.

3.	Property and Equipment

	December 31, 2006 US$	December 31, 2005 US$

Computer and office equipment	324,419	209,585
Accumulated depreciation	(169,082)	(119,759)
	155,337	89,826

Office condominium deposit (note 13b)	28,090	--
	183,427	89,826

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

4.	Oil and Gas Interests

	December 31, 2006 US$	December 31, 2005 US$
Exploration - India
Exploration costs incurred in:
2002	21,925	21,925
2003	156,598	156,598
2004	460,016	460,016
2005	1,578,124	1,578,124
	2,216,663	2,216,663
2006	7,506,075	--
	9,722,738	2,216,663

a)	Exploration costs - India
The exploration costs incurred to date are not subject to depletion and cover six exploration blocks, known as the KG Offshore Block, the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block, the DS 03 Block and the Tarapur Block. It is anticipated that all or certain of these exploration costs may be subject to depletion commencing in the year 2007.

b)	Capitalized overhead costs
Included in the US$7,506,075 of exploration cost additions during the year ended December 31, 2006 (year ended December 31, 2005 - US$1,578,124) are certain overhead costs capitalized by the Company in the amount of US$2,133,984 (year ended December 31, 2005 - US$469,268) directly related to the exploration activities in India. The capitalized overhead amount includes capitalized stock-based compensation of US$766,689 (year ended December 31, 2005 - US$nil) (see note 6b) of which US$323,283 (year ended December 31, 2005 - US$nil) was for the account of a related party (see note 8c). Further, the capitalized overhead amount includes US$1,000,705 (year ended December 31, 2005 - US$145,773) which was paid to third parties and US$nil (year ended December 31, 2005 - US$51,800) was recovered from third parties. The balance of US$366,590 was paid to and on behalf of a related party (year ended December 31, 2005 - US$375,295) (see note 8c). These costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 4c).

c)	Carried Interest Agreement
On August 27, 2002, GeoGlobal entered into a CIA with GSPC, which grants the Company a 10% Carried Interest (“CI”) (net 5% - see note 4d) in the KG Offshore Block. The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the CIA, all of GeoGlobal's and Roy Group (Mauritius) Inc.'s (“RGM”), a related party (note 8b) proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block. GeoGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.

As at December 31, 2006, GSPC has incurred costs of Rs 114.96 crore (approximately US$26.1 million) (December 31, 2005 - Rs 63.31 crore (approximately US$14.1 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

4.	Oil and Gas Interests (continued)

d)	Participating Interest Agreement
On March 27, 2003, GeoGlobal entered into a Participating Interest Agreement (“PIA”) with RGM, whereby GeoGlobal assigned and holds in trust for RGM subject to GOI consent, 50% of the benefits and obligations of the PSC covering the Exploration Block KG-OSN-2001/3 ("PSC-KG") and the CIA leaving GeoGlobal with a net 5% participating interest in the PSC-KG and a net 5% carried interest in the CIA. Under the terms of the PIA, until the GOI consent is obtained, GeoGlobal retains the exclusive right to deal with the other parties to the PSC-KG and the CIA and is entitled to make all decisions regarding the interest assigned to RGM, RGM has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal in regard to RGM's interest and to be liable to GeoGlobal for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest. RGM has agreed to indemnify GeoGlobal against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM's failure to pay the same. Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the PSC-KG.  GeoGlobal has a right of set-off against sums owing to GeoGlobal by RGM. In the event that the Indian government consent is delayed or denied, resulting in either RGM or GeoGlobal being denied an economic benefit it would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the PIA. As a consequence of this transaction the Company reports its holdings under the PSC-KG and CIA as a net 5% participating interest ("PI").

e)	Deed of Assignment and Assumption
On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% PI in the onshore Tarapur exploration block (CB-ON/2). The assignment of the 20% PI was subject to obtaining the consent of the GOI to the assignment, which consent was received effective August 24, 2006. As a condition to receiving the GOI consent, the Company provided to the GOI an irrevocable letter of credit in the amount of US$1,200,000 secured by a term deposit of the Company in the same amount (see note 11a). This amount represents the Company’s performance guarantee for its 20% PI share (Rs. 5.3 crore) of the estimated exploration costs budgeted for the period April 1, 2006 through March 31, 2007.

Under the terms of the Company's agreement with GSPC, the Company is to fund its 20% PI share of all past exploration costs incurred on the Tarapur exploration block. As at December 31, 2006, the amount of US$3,972,765 has been included in oil and gas interests for our PI share of costs incurred in the previous drilling of eight exploration wells and a recently completed 500 sq. km. 3D seismic acquisition.

f)	Production Sharing Contracts
i)	Exploration Block KG-OSN-2001/3 (also referred to as “KG Offshore Block”)
On February 4, 2003, GeoGlobal, as to a 10% PI (net 5% - see note 4d) together with its joint venture participants, Jubilant Enpro Limited ("Enpro") and GSPC, as to their 10% and 80% PI respectively, entered into a PSC with respect to the KG Offshore Block ("PSC-KG") with the GOI. The KG Offshore Block is located offshore on the east coast of India in the Krishna Godavari Basin. See also Carried Interest Agreement note 4c.

The PSC-KG allows the joint venture participants to explore for petroleum and natural gas over a 6.5 year period commencing March 12, 2003 on the KG Offshore Block subject to the work commitment as outlined in note 11c.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

4.	Oil and Gas Interests (continued)

ii)	Exploration Block CB-ONN-2002/2 (also referred to as “Mehsana Block”)
On February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Enpro and GSPC as to their 30% and 60% PI respectively, entered into a PSC with respect to the Mehsana Block ("PSC-Mehsana") with the GOI. The Mehsana Block covers an area of approximately 125 square kilometers ("sq. kms.") in the Cambay Basin, located in the province of Gujarat in Northwest India.

The PSC-Mehsana allows the joint venture participants to explore for petroleum and natural gas over a 6 year period commencing May 31, 2004 on the Exploration Block subject to the work commitment as outlined in note 11b.

iii)	Exploration Block CB-ONN-2002/3 (also referred to as “Sanand/Miroli Block”)
On February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Enpro, GSPC, and Prize Petroleum Company Limited as to their 20%, 55% and 15% PI respectively, entered into a PSC with respect to the Sanand/Miroli Block ("PSC-Sanand/Miroli") with the GOI. The Sanand/Miroli Block covers an area of approximately 285 sq. kms. in the Cambay Basin, located in the province of Gujarat in Northwest India.

The PSC-Sanand/Miroli allows the joint venture participants to explore for petroleum and natural gas over a 6 year period commencing July 29, 2004 on the Exploration Block subject to the work commitment as outlined in note 11b.

iv)	Exploration Block CB-ONN-2003/2 (also referred to as “Ankleshwar Block”)
On September 28, 2005, GeoGlobal as to its 10% PI, along with its joint venture participants, Gail (India) Ltd., Jubilant Capital Pvt. Ltd. and GSPC as to their 20%, 20% and 50% PI respectively, entered into a PSC with respect to the Ankleshwar Block ("PSC-Ankleshwar") with the GOI. The Ankleshwar Block covers an area of approximately 448 sq. kms. in the Cambay Basin, located in the province of Gujarat in Northwest India.

The PSC-Ankleshwar allows the joint venture participants to explore for petroleum and natural gas over a 7 year period commencing April 1, 2006 on the Exploration Block subject to the work commitment as outlined in note 11b.

v)	Exploration Block DS-ONN-2003/1 (also referred to as “DS 03 Block”)
On September 28, 2005, GeoGlobal as to its 100% PI entered into a PSC with respect to the DS 03 Block ("PSC-DS") with the GOI. The DS 03 Block covers an area of approximately 3,155 sq. kms. in the Deccan Syneclise Basin, located in the northern portion of the State of Maharashtra in West Central India.

The PSC-DS allows GeoGlobal to explore for petroleum and natural gas over a 7 year period commencing September 4, 2006 on the Exploration Block subject to the work commitment as outlined in note 11b.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

5.	Capital Stock

a)	Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 7)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 5c)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker Warrants exercised for cash (note 5c)	39,100	39	58,611
	154,100	154	213,396

Balance as at December 31, 2004	55,207,455	40,615	6,831,434

2005 Transactions
Options exercised for cash (note 5e(i)	739,000	739	1,004,647
2003 Purchase Warrants exercised for cash (note 5d(i))	2,214,500	2,214	5,534,036
Broker Warrants exercised for cash (note 5c)	540,900	541	810,809
September 2005 private placement financing (note 5b)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 5b)	--	--	(1,541,686)
	7,746,800	7,746	33,444,154

Balance as at December 31, 2005	62,954,255	48,361	40,275,588

2006 Transactions
Options exercised for cash (note 5e(i))	2,284,000	2,285	2,706,895
Options exercised for notes receivable (note 6e)	184,500	185	249,525
2003 Purchase Warrants exercised for cash (note 5d(i))	785,500	786	1,962,964
Share issuance costs	--	--	(74,010)
Stock-based compensation (note 6b)	--	--	1,956,865
	3,254,000	3,256	6,802,239

Balance as at December 31, 2006	66,208,255	51,617	47,077,827

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

Each Unit is comprised of one common share and one half of one warrant. One full warrant ("2005 Purchase Warrant") entitles the holder to purchase one additional common share for US$9.00, for a term of two years expiring September 2007. The 2005 Purchase Warrants are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is US$12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and issuable on exercise of the 2005 Purchase Warrants has been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired. In such events, the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the warrant term. At March 23, 2007 since not all such events have occurred, the accelerated expiration of the warrant term was not triggered.

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

Each unit is comprised of one common share and one half of one warrant. One full warrant ("2003 Purchase Warrant"), entitles the holder to purchase one additional common share for US$2.50, for a term of two years from date of closing. The 2003 Purchase Warrants are subject to accelerated expiration 30 days after issuance of a news release to that effect in the event that the common shares trade at US$4.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the 1933 Act and the hold period for Canadian subscribers has expired. Also issued as additional consideration for this transaction were 580,000 Broker Warrants.

The 580,000 Broker Warrants described above entitled the holder to purchase 580,000 common shares at an exercise price of US$1.50 per share which were fully exercised before they expired on December 23, 2005 for gross proceeds of US$870,000.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

5.	Capital Stock (continued)

d)	Warrants
i)	2003 Purchase Warrants
During the year ended December 31, 2006, 785,500 (December 31, 2005 - 2,214,500) 2003 Purchase Warrants were exercised for gross proceeds of US$1,963,750 (December 31, 2005 - US$5,536,250). As at December 31, 2006, there were no 2003 Purchase Warrants remaining to be exercised.

ii)	2005 Purchase Warrants
As at December 31, 2006, all of the 2005 Purchase Warrants remained outstanding, which if exercised, would result in the issuance of 2,126,200 common shares for gross proceeds of US$19,135,800.

iii)	Compensation Option Warrants
As at December 31, 2006, none of the 97,572 Compensation Option Warrants have been issued as a result of the Compensation Options not being exercised. If the Compensation Options are exercised and the Compensation Option Warrants issued, if exercised, would result in gross proceeds of US$878,148.

e)	Options
i)	Stock Options
During the year ended December 31, 2006, 2,468,500 (December 31, 2005 - 739,000) options were exercised at various prices between US$1.01 and US$1.50 for gross proceeds of US$2,709,180 (December 31, 2005 - US$1,005,386) and notes receivable for US$249,710 (see note 6e).

ii)	Compensation Options
As at December 31, 2006, none of the 195,144 Compensation Options were exercised. If fully exercised, the Compensation Options would result in gross proceeds of US$1,268,436.

f)	Weighted-average number of shares
For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the year ended December 31, 2006 was 59,763,629 (December 31, 2005 - 53,058,660 and December 31, 2004 - 41,671,136). The numbers exclude the 5,000,000 shares currently held in escrow (see note 7).

6.	Stock Options

a)	The Company’s 1998 Stock Incentive Plan
Under the terms of the 1998 Stock Incentive Plan (the "Plan"), as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan. As at December 31, 2006, the Company had 3,650,697 (December 31, 2005 - 1,875,697) common shares remaining for issuance under the Plan. The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval. The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

At the annual stockholder meeting held on June 14, 2006, shareholder approval was obtained to amend the Plan to increase the shares reserved for grant of options from 8,000,000 to 12,000,000.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

6.	Stock Options (continued)

b)	Stock-based compensation
The Company adopted FAS 123(R), Accounting for Stock-Based Compensation, using the modified-prospective-transition method on January 1, 2006. Under this method, the Company is required to recognize compensation cost for stock-based compensation arrangements with employees, consultants and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.
	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $	Period from Inception Aug 21, 2002 to Dec 31, 2005 US $
		Restated note 6b(iii)	Restated note 6b(iii)	Restated note 6b(iii)
Stock based compensation
Consolidated Statements of Operations
General and administrative	563,551	--	--	--
Consulting fees	626,625	--	--	--
	1,190,176	--	--	--
Consolidated Balance Sheets
Oil and gas interests
Exploration costs - India	766,689	--	--	--
	1,956,865	--	--	--

Pro-forma basis
Net loss
As reported	--	(480,980)	(867,496)	(1,839,984)
Pro-forma	--	(1,080,303)	(1,094,259)	(2,787,949)
Net loss per share - basic and diluted
As reported		(0.01)	(0.02)
Pro-forma		(0.02)	(0.03)

i)
At January 1, 2006, the impact of the adoption of FAS123(R) required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods. In the year ended December 31, 2006, US$301,028 of this charge was recognized in the Consolidated Statements of Operations as general and administrative expense resulting in an increase in the net loss and comprehensive loss for the period in the same amount and no impact on the net loss per share - basic and diluted for the period.

ii)
At December 31, 2006, the total compensation cost related to non-vested awards not yet recognized was US$1,577,286 (December 31, 2005 - US$367,596) which will be recognized over the remaining vesting period of the options. The total fair value of all options vested during the year December 31, 2006 was $1,046,490.

iii)
In prior years, the Company was required only to disclose the impact on net loss and net loss per share on a pro-forma basis. The prior periods have been restated due to an error in the classification and calculation for modification of stock-based compensation. The impact of this restatement in the year ended December 31, 2005 was a reduction of the net loss pro-forma from US$2,452,180 to US$1,080,303 (year ended December 31, 2004 - US$1,182,030 to US$1,094,259) and a reduction of the net loss per share - basic and diluted pro-forma from US$0.05 to US$0.02 (year ended December 31, 2004 - no impact and remained at US$0.02). In addition, in December 31, 2005, $183,581 of stock based compensation was reclassified from operating expenses to capital expenditures (December 31, 2004 - $87,771 - From inception of August 21, 2002 to December 31, 2003 - $53,354).

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

6.	Stock Options (continued)

c)	Black-Scholes Assumptions
During the years ended December 31, 2006, 2005 and 2004, options of 2,255,000, 1,760,000 and nil respectively were granted to the Company's directors, employees and consultants under the terms of the 1998 Stock Incentive Plan. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. Weighted average assumptions used in the valuation are disclosed in the following table:

	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $

Fair value of stock options granted (per option)	$1.21	$0.33	$0.00
Risk-free interest rate	4.15%	2.75%	0.00%
Volatility	70%	95%	0%
Expected life	1.3 years	1.1 years	0.0 years
Dividend yield	0%	0%	0%

i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

ii)	Expected volatilities are based on, historical volatility of the Company's stock, and other factors.

iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

d)	Stock option table
These options were granted for services provided to the Company:

Grant date	Option exercise price	Fair Value at Original Grant Date	Expiry date	Vesting date	Balance Dec 31/05	Granted during the year	Cancelled (c) Expired (x) Exercised (e) during the year		Balance Dec 31/06	Balance Dec 31/06
(mm/dd/yy)	US $	US$	(mm/dd/yy)	(mm/dd/yy)	#	#	#		#	#

12/09/03	1.18	.241	08/31/06	Vested	1,751,500	--	1,721,500 (e	)	--	--
							30,000 (x	)	--	--
12/30/03	1.50	.317	08/31/06	Vested	345,000	--	345,000 (e	)	--	--
01/17/05	1.01	.380	(i) 06/30/07	Vested	579,500	--	377,000 (e	)	202,500	202,500
01/17/05	1.01	.380	(i) 06/30/07	05/31/07	150,000	--	--		150,000	--
01/18/05	1.10	.622	08/31/08	Vested	600,000	--	--		600,000	600,000
01/25/05	1.17	.434	08/31/06	Vested	25,000	--	25,000 (e	)	--	--
06/14/05	3.49	1.553	06/14/15	Vested	150,000	--	--		150,000	150,000
08/24/05	6.50	2.380	08/24/08	Vested	110,000	--	--		110,000	110,000
10/03/05	6.81	3.070	10/03/15	Vested	16,666	--	-		16,666	16,666
10/03/05	6.81	3.833	10/03/15	10/03/07	16,667	--	--		16,667	--
10/03/05	6.81	4.383	10/03/15	10/03/08	16,667	--	--		16,667	--
06/14/06	5.09	2.057	06/14/16	06/14/07	--	200,000	--		200,000	--
07/25/06	3.95	1.141	12/31/09	Vested	--	100,000	--		100,000	100,000
07/25/06	3.95	1.393	12/31/09	07/25/07	--	660,000	--		660,000	--
07/25/06	3.95	1.601	12/31/09	12/31/07	--	50,000	--		50,000	--
07/25/06	3.95	1.779	12/31/09	07/25/08	--	145,000	--		145,000	--
07/25/06	3.95	2.006	12/31/09	07/25/09	--	70,000	--		70,000	--
07/25/06	3.95	1.141	07/25/16	Vested	--	500,000	--		500,000	500,000
07/25/06	3.95	1.141	07/25/16	07/25/07	--	500,000	--		500,000	--
11/24/06	7.52	2.467	11/24/09	06/30/07	--	10,000	--		10,000	--
11/24/06	7.52	2.919	11/24/09	12/31/07	--	10,000	--		10,000	--
11/24/06	7.52	3.695	11/24/09	12/31/08	--	10,000	--		10,000	--
					3,761,000	2,255,000	2,498,500		3,517,500	1,679,166

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

6.	Stock Options (continued)

i)
On August 30, 2006, the Board of Directors of the Company passed a resolution with respect to the remaining stock options issued on January 17, 2005 to (a) extend the expiry date of all then outstanding options from August 31, 2006 to the earlier of June 30, 2007 or 60 days following the date of a “Commercial Discovery” as defined under the terms of the PSC on Block KG-OSN-2001/3 and (b) to extend the vesting date of certain of these options to the earlier of the date of a “Commercial Discovery” as defined under the terms of the PSC on Block KG-OSN-2001/3 or May 31, 2007, as long as drilling operations are continuing on the KG Offshore Block. This resolution resulted in an added incremental stock-based compensation cost of $11,440 with respect to the seven employees.

ii)	During the year ended December 31, 2006, the Company granted options to purchase 2,255,000 shares exercisable at various prices and expiry dates, which vest in their entirety on the vesting date.

iii)	As at December 31, 2006, there were 3,517,500 options outstanding at various prices which, if exercised, would result in total proceeds of US$11,837,375.

iv)
Of the 2,498,500 options exercised or expired during the year, 195,000, 415,000, 1,853,000 and 5,000 were exercised during the three months ending March 31, June 30, September 30 and December 31, respectively for gross cash proceeds of US$206,050, US$548,100, US$1,949,980 and US$5,050 respectively, and the remaining 30,000 expired during the three months ended September 30, 2006.

v)
At the annual stockholder meeting held on June 14, 2006, the stockholders of the Company approved amendments to the Plan to increase the shares of Common Stock reserved for issuance under the Plan from 8,000,000 shares to 12,000,000.

e)	Notes receivable

Pursuant to the terms of the Company's 1998 Stock Incentive Plan, during the third quarter of 2006, certain employees and consultants to the Company exercised 184,500 options to purchase shares of common stock of the Company and delivered to the Company their promissory notes in the aggregate principal amount of US$249,710 in payment of the exercise price. The promissory notes were due December 31, 2006 and bore interest at 8.25% per annum. All promissory notes were repaid on or before December 31, 2006.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

7.	Acquisition

On August 29, 2003, pursuant to an agreement dated April 4, 2003 and amended August 29, 2003, the Company completed a transaction with Mr. Roy and GeoGlobal Resources (India) Inc. ("GeoGlobal India"), a corporation then wholly-owned by Mr. Roy, whereby the Company acquired from Mr. Roy all of the outstanding capital stock of GeoGlobal India. In exchange for the outstanding capital stock of GeoGlobal India, the Company issued 34.0 million shares of its Common Stock. Of the 34.0 million shares, 14.5 million shares were delivered to Mr. Roy at the closing of the transaction on August 29, 2003 and an aggregate of 19.5 million shares were held in escrow by an escrow agent. The terms of the escrow provide for the release of the shares upon the occurrence of certain developments relating to the outcome of oil and natural gas exploration and development activities conducted on the KG Offshore Block. On August 27, 2004, 14.5 million shares were released to Mr. Roy from escrow upon the commencement of a drilling program on the KG Offshore Block. The final 5.0 million shares remaining in escrow will be released only if a commercial discovery as defined under the PSC is declared on the KG Offshore Block. In addition to the shares of Common Stock, the Company delivered to Mr. Roy a US$2.0 million promissory note, of which US$500,000 was paid on the closing of the transaction on August 29, 2003, US$500,000 was paid on October 15, 2003, US$500,000 was paid on January 15, 2004 and US$500,000 was paid on June 30, 2004. The note did not accrue interest. The note was secured by the outstanding stock of GeoGlobal India which has subsequently been released. As a consequence of the transaction, Mr. Roy held as of the closing of the transaction an aggregate of 34.0 million shares of our outstanding Common Stock, or approximately 69.3% of the shares outstanding, assuming all shares held in escrow are released to him. The terms of the transaction provide that Mr. Roy has the right to vote all 34.0 million shares following the closing, including the shares during the period they are held in escrow. Shares not released from the escrow will be surrendered back to GeoGlobal.

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
On August 29, 2003, as part of the Acquisition (note 7), a US$2,000,000 promissory note was issued to the sole shareholder of GeoGlobal India. On each of August 29, 2003, October 15, 2003, January 15, 2004 and June 30, 2004, US$500,000 of the note was repaid. The promissory note was non-interest bearing and the capital stock of GeoGlobal India collateralized the repayment of the note. The collateral has been released.

b)	Roy Group (Mauritius) Inc.
Roy Group (Mauritius) Inc. is related to the Company by common management and is controlled by a director of the Company who is also a principal shareholder of the Company. On March 27, 2003, the Company entered into a Participating Interest Agreement (note 4d) with the related party.

c)	Roy Group (Barbados) Inc. (“Roy Group”)
Roy Group is related to the Company by common management and is controlled by a director of the Company who is also a principal shareholder of the Company. On August 29, 2003, the Company entered into a Technical Services Agreement ("TSA") with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company. On January 31, 2006, the terms of the agreement were amended to extend the term of the agreement from August 31, 2006 to December 31, 2007. Roy Group receives consideration of US$350,000 per year, as outlined and recorded below:

	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Year ended Dec 31, 2004	Period from Inception, Aug 21, 2002 to Dec 31, 2006
	US $	US $	US $	US$
Consolidated Statement of Operations
Consulting fees	70,000	62,000	50,000	198,667
Consolidated Balance Sheets
Oil & gas interests
Exploration costs - India (note 4b)	280,000	248,000	200,000	794,666
	350,000	310,000	250,000	993,333

During the year, the Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	80,821	--	--	80,821
Consolidated Balance Sheets
Oil & gas interests
Exploration costs - India (note 4b)	323,283	--	--	323,283
	404,104	--	--	404,104

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

8.	Related Party Transactions (continued)

Roy Group was also reimbursed on a cost recovery basis, for medical insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed by third parties incurred during the periods as outlined and recorded below:

	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Year ended Dec 31, 2004	Period from Inception, Aug 21, 2002 to Dec 31, 2006
Consolidated Statement of Operations
General and administrative	47,820	45,430	19,640	153,539
Consolidated Balance Sheets
Accounts receivable	227	1,020	20,350	21,597
Oil & gas interests
Exploration costs - India (note 4b)	86,590	127,295	87,165	384,387
Property and equipment	--	1,610	8,064	37,595
	134,637	175,355	135,219	597,118

At December 31, 2006, the Company owed Roy Group (Barbados) Inc. US$29,976 (December 31, 2005 - US$169,181) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA. These amounts bear no interest and have no set terms of repayment.

d)	D.I. Investments Ltd. (“D.I.”)
D.I. is related to the Company by common management and is controlled by a director of the Company. DI charged consulting fees for management, financial and accounting services rendered, as outlined and recorded below:

	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Year ended Dec 31, 2004	Period from Inception, Aug 21, 2002 to Dec 31, 2006
	US $	US $	US $	US$
Consolidated Statement of Operations
Consulting fees	185,000	150,000	120,000	516,715

During the year, the Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	404,104	--	--	404,104

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

8.	Related Party Transactions (continued)

DI was also reimbursed on a cost recovery basis, for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Year ended Dec 31, 2004	Period from Inception, Aug 21, 2002 to Dec 31, 2006
Consolidated Statement of Operations
General and administrative
Office costs	19,935	54,062	65,073	179,070
Travel, hotel, meals and entertainment	1,176	5,121	3,344	48,686
Consolidated Balance Sheets
Accounts receivable	13,224	14,165	--	27,389
Property and equipment	4,107	--	--	4,107
	38,442	73,348	68,417	259,252

At December 31, 2006, the Company owed D.I. US$nil (December 31, 2005 - US$70,309) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.

e)	Amicus Services Inc. (“Amicus”)
Amicus is related to the Company by virtue of being controlled by the brother of a director of the Company. Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Year ended Dec 31, 2004	Period from Inception, Aug 21, 2002 to Dec 31, 2006
Consolidated Statement of Operations
Consulting fees	56,257	35,713	33,921	140,360

Amicus was also reimbursed on a cost recovery basis, for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	1,654	685	1,961	4,468
Consolidated Balance Sheets
Accounts receivable	3,725	2,530	967	10,274
Property and equipment	--	--	1,599	1,599
	5,379	3,215	4,527	16,341

At December 31, 2006, the Company owed Amicus Services Inc. US$3,629 (December 31, 2005 - US$4,962) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.

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
The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes. This difference results from the following items:

	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Year ended Dec 31, 2004	Period from Inception, Aug 21, 2002 to Dec 31, 2006
	US $	US $	US $	US$

Net loss before income taxes	(1,150,690)	(480,980)	(867,496)	(2,990,674)
Expected US tax rate	35.00%	35.00%	35.00%

Expected income tax recovery	(402,742)	(168,343)	(303,624)	(1,047,720)
Excess of expected tax rate over tax rate of foreign affiliates	380,444	55,062	43,281	527,401
	(22,298)	(113,281)	(260,343)	(520,319)

Valuation allowance	20,856	110,566	255,794	510,629
Other	1,442	2,715	4,549	9,690
Income tax recovery	--	--	--	--

b)	Deferred income taxes
The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized. The components of the net deferred income tax asset consist of the following temporary differences:

	Dec 31, 2006 US $	Dec 31, 2005 US $
Difference between tax base and reported amounts of depreciable assets	25,873	25,871
Non-capital loss carry forwards	2,525,363	2,645,060
	2,551,236	2,670,931
Valuation allowance	(2,551,236)	(2,670,931)
Deferred income tax asset	--	--

c)	Loss carry forwards
At December 31, 2006, the Company has US$7,820,966 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	7,168,590	2023
Canada	152	2010
Barbados	652,224	2012
	7,820,966

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

10.	Segmented Information

The Company’s petroleum and natural gas exploration activities are conducted in India. Management of the Company considers the operations of the Company as one operating segment. The following information relates to the Company’s geographic areas of operation.

	Dec 31, 2006 US $	Dec 31, 2005 US $
Oil & gas interests
India	9,722,738	2,216,663

11.	Commitments, Contingencies and Guarantees

a)	Restricted cash
i)
The PSC's contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the minimum work program for a particular phase, to be undertaken annually during the budget period April 1 to March 31. These bank guarantees have been provided to the GOI and serve as guarantees for the performance of such minimum work program and are in the form of irrevocable letters of credit which are secured by restricted cash term deposits of the Company in the same amount.

The restricted cash term deposits securing these bank guarantees are as follows:

	December 31, 2006	December 31, 2005
	US $	US $
Exploration Block
Mehsana	711,445	195,055
Sanand/Miroli	905,000	197,430
Ankleshwar	600,000	--
Tarapur	1,200,000	--
DS	110,000	--
	3,526,445	392,485

ii)
The Company has provided to its bankers as security for credit cards issued to employees for business purposes two restricted cash term deposits, one in the amount of US$30,000 and the other in the amount of US$34,324 (Cdn$40,000).

b)	Production Sharing Contracts

The Company is required to expend funds on the exploration activities to fulfill the terms of the minimum work commitment based on our participating interest for Phase I pursuant to the PSC’s in respect of each of our exploration blocks as follows:

i)	Mehsana Block - Acquire, process and interpret 75 sq kms of 3D seismic and drill 7 exploratory wells between 1,000 and 2,200 meters.

ii)	Sanand/Miroli Block - Acquire, process and interpret 200 sq kms of 3D seismic and drill 12 exploratory wells between 1,500 and 3,000 meters.

iii)	Ankleshwar Block - Acquire, process and interpret 448 sq kms of 3D seismic and drill 14 exploratory wells between 1,500 and 2,500 meters.

iv)	DS 03 Block - Gravity and geochemical surveys and a 12,000 LKM aero magnetic survey.

Under the terms of all the PSC's, the Company is required to keep in force a financial and performance guarantee.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

11.	Commitments, Contingencies and Guarantees (continued)

c)	KG Offshore Block
The first phase of the exploration period relating to the PSC for the KG Offshore Block has expired, as extended on August 29, 2005 through March 11, 2006, without the required minimum of at least fourteen wells being drilled during the first phase. On February 24, 2006, the management committee for the KG Offshore Block recommended a further extension of the first phase of twelve months to March 11, 2007. On February 9 2007 the parties to the PSC, through GSPC as operator, gave notice under Article 3 of the PSC to the Directorate General of Hydrocarbons, a body under the Ministry of Petroleum & Natural Gas (“DGH”) and to the GOI to proceed to the next exploration phase (Phase II) upon completion of Phase I which was expiring on March 11, 2007. It was also requested to not relinquish any of the contract area at the end of Phase I. On March 12, 2007 DGH issued its approval to enter into Phase II of the exploration program with an effective date of March 12, 2007 subject to the following conditions: (1) Any decision by the GOI on the substitution of the Work Program of Phase I will be binding on the contractor; and (2) Any decision by the GOI on relinquishment of the 25% of Original Contract Area (ie. 462 sq. kms.) as per Article 4.1 of the PSC would be binding on the contractor. The extension of the first phase for the 18 months to March 11, 2007 would be deducted from the next succeeding exploration phase. As such the second phase would have a term of one year and expire March 11, 2008. As at March 23, 2007, five exploratory wells have been drilled and one exploratory well, the KG#16 well, is currently being drilled on the exploration block leaving eight exploration wells to be drilled. A seventh well, the KG#28 is also being drilled on the exploration block, but currently as an appraisal well and not as an exploration well. Approval of entering into the second phase of exploration under the PSC from the GOI is currently outstanding. Unless this approval is granted, the Company may be liable for consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC. The PSC has provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract. Termination rights can be exercised after giving ninety days written notice. This failure to timely complete the minimum work commitment, though there is no precedence, may be deemed by the GOI to be a failure to comply with the provisions of the contract in a material particular. The Company has been advised by GSPC, the operator, that it is unaware of any precedent for such an occurrence.

The termination of the PSC by the GOI would result in the loss of the Company’s interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries". The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC. Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of March 23, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.

In the event the PSC is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase.

Certain exploration costs related to the KG Offshore Block are incurred solely by and on behalf of the Company in providing its services under the CIA and are therefore not reimbursable under the CIA. As such, these costs have been capitalized in the Company's accounts under Oil and gas interests and at December 31, 2006 amount to US$3,111,676.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

11.	Commitments, Contingencies and Guarantees (continued)

d)	Tarapur Block
As the holder of a participating interest in the Tarapur Block, the Company is required to fund its 20% share of all exploration and development costs incurred on the exploration block. To December 31, 2006, US$3,972,765 has been incurred under the terms of the Company's agreement with GSPC. Of this amount, US$3,017,646 has been paid to GSPC and US$955,119 is in accounts payable at December 31, 2006. The Company has budgeted to expend approximately US$2.7 million for exploration activities under the terms of the agreement over the period April 1, 2007 to November 22, 2007. These activities include the drilling of 3 exploration wells and the acquisition of 90 sq kms of 3-D seismic. Under the terms of the agreement, the Company is required to keep in force a financial and performance guarantee securing its performance under the Tarapur PSC.

e)	Corporate Head Office
Our corporate head office is located at Suite #310, 605 - 1 Street SW, Calgary, Alberta, T2P 3S9 Canada. These premises are leased for a term of one year ending April 30, 2007 at an annual rental of $56,261 for base rent and operating costs. These premises include approximately 2,927 square feet which we consider adequate for our present activities. We are currently in negotiations to renew this lease at market prices for a further two year term to April 30, 2009.

12.	Comparative Figures

a)	As the Company is in its development stage, these figures represent the accumulated amounts of the continuing entity for the period from inception, being August 21, 2002 to December 31, 2006.

b)	Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

13.	Subsequent Event

a)	NELP-VI Blocks
On March 2, 2007, the Company along with its joint venture partners executed PSC's with the GOI covering four new exploration blocks awarded under the sixth round of the New Exploration Licensing Policy (NELP-VI).

The Company is required to fund its participating interest for Phase I exploration and development costs incurred in fulfilling the minimum work commitments under these PSC's as outlined below. The Company's share of these costs is estimated to total approximately US$28.0 million for all four blocks over the four years of Phase I.

i)
Exploration Block KG-ONN-2004/1 (KG Onshore Block) - Reprocess 564 LKM of 2-D seismic; conduct a gravity and magnetic and geochemical survey; acquire, process and interpret 548 sq kms of 3-D seismic; and drill 12 exploratory wells between 2,000 and 5,000 meters.

ii)
Exploration Block RJ-ONN-2004/2 (RJ Block 20) - Reprocess 463 LKM of 2-D seismic; conduct a gravity and magnetic and geochemical survey; acquire, process and interpret 250 LKM of 2-D seismic and 700 sq kms of 3-D seismic; and drill a total of 12 exploratory wells between 2,000 and 2,500 meters.

iii)
Exploration Block RJ-ONN-2004/3 (RJ Block 21) - Reprocess 463 LKM of 2-D seismic; conduct a gravity and magnetic and geochemical survey; acquire, process and interpret 310 LKM of 2-D seismic and 611 sq kms of 3-D seismic; and drill a total of 8 exploratory wells between 2,000 and 2,500 meters.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

iv)
Exploration Block DS-ONN-2004/1 (DS 04 Block) - Gravity and magnetic and geochemical surveys; acquire, process and interpret 325 LKM of 2-D seismic; and drill 10 core holes to a depth of approximately 500 meters.

Under the terms of all the PSC's, the Company will be required to keep in force a financial and performance guarantee.

b)	India office condominium

On November 21, 2006 the Company entered into a Memorandum of Understanding with Creative InfoCity Ltd of Gandhinagar, India to acquire an office condominium of approximately 11,203 sq. ft. A deposit of US$28,090 was paid which is reflected in the financial statements in Property and Equipment (note 3). As a formal agreement has not yet been executed, the preliminary costs and resulting liability in the amount of $365,880 is not yet reflected in these financial statements.

14.	Recent Accounting Standards

a)	Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. The Corporation is currently evaluating the impact FIN 48 will have on its consolidated financial statements.

b)	Fair Value Measurements
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 157 will have on its consolidated financial statements.

c)	The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.

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

Signature	Title	Date
/s/ Jean Paul Roy	President, Chief Executive Officer and	April 16, 2007
Jean Paul Roy	Director

/s/ Allan J. Kent	Executive Vice President, Chief	April 16, 2007
Allan J. Kent	Financial Officer and Director

/s/ Brent J. Peters	Director	April 16, 2007
Brent J. Peters

/s/ Peter R. Smith	Chairman of the Board and Director	April 16, 2007
Peter R. Smith

/s/ Michael J. Hudson	Director	April 16, 2007
Michael J. Hudson

/s/ Dr. Avinash Chandra	Director	April 16, 2007
Dr. Avinash Chandra