Form 10KSB/A
period 2006-12-31
GEOGLOBAL RESOURCES INC.
filed 2007-05-11
CIK 896726

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
Suite 310, 605- 1 Street SW, Calgary, Alberta T2P 3S9 Canada
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

DOCUMENTS INCORPORATED BY REFERENCE
None

This Form 10-KSB/A is being filed to amend the GeoGlobal Resources Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2006. The amendment is filed in order to correct a typographical error to the header of the Notes to the Financial Statements. This amendment is filed to file as exhibits the Consents of Ernst & Young LLP to the incorporation by reference of their opinion dated March 23, 2007 in the Company’s registration statement s on Form S-8 (File Nos. 333-74245, 333-39450, 333-67720 and 333-129225) and its registration statement on Form S-3 (File No. 333-129225).

This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on April 17, 2007. The following items have been amended:

Annual Report on Form 10-KSB/A
December 31, 2006

		Page
	Part II

Item 7.	Financial Statements	F1-F29

Item 13.	Exhibits	4

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

2. Significant Accounting Policies (continued)
d)Joint operations
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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $

Fair value of stock options granted (per option)	$1.21	$0.33	$0.00
Risk-free interest rate	4.15%	2.75%	0.00%
Volatility	70%	95%	0%
Expected life	1.3 years	1.1 years	0.0 years
Dividend yield	0%	0%	0%
i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on, historical volatility of the Company's stock, and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.
d) Stock option table
These options were granted for services provided to the Company:
		Fair Value					Cancelled (c)
	Option	at Original				Granted	Expired (x)		Balance
Grant	exercise	Grant	Expiry	Vesting	Balance	during	Exercised (e)	Balance	exercisable
date	price	Date	date	date	Dec 31/05	the year	during the year	Dec 31/06	Dec 31/06
(mm/dd/yy)	US $	US$	(mm/dd/yy)	(mm/dd/yy)	#	#	#	#	#

12/09/03	1.18	.241	08/31/06	Vested	1,751,500	--	1,721,500 (e)	--	--
							30,000 (x)	--	--
12/30/03	1.50	.317	08/31/06	Vested	345,000	--	345,000 (e)	--	--
01/17/05	1.01	.380	(i) 06/30/07	Vested	579,500	--	377,000 (e)	202,500	202,500
01/17/05	1.01	.380	(i) 06/30/07	05/31/07	150,000	--	--	150,000	--
01/18/05	1.10	.622	08/31/08	Vested	600,000	--	--	600,000	600,000
01/25/05	1.17	.434	08/31/06	Vested	25,000	--	25,000 (e)	--	--
06/14/05	3.49	1.553	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	2.380	08/24/08	Vested	110,000	--	--	110,000	110,000
10/03/05	6.81	3.070	10/03/15	Vested	16,666	--	-	16,666	16,666
10/03/05	6.81	3.833	10/03/15	10/03/07	16,667	--	--	16,667	--
10/03/05	6.81	4.383	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	2.057	06/14/16	06/14/07	--	200,000	--	200,000	--
07/25/06	3.95	1.141	12/31/09	Vested	--	100,000	--	100,000	100,000
07/25/06	3.95	1.393	12/31/09	07/25/07	--	660,000	--	660,000	--
07/25/06	3.95	1.601	12/31/09	12/31/07	--	50,000	--	50,000	--
07/25/06	3.95	1.779	12/31/09	07/25/08	--	145,000	--	145,000	--
07/25/06	3.95	2.006	12/31/09	07/25/09	--	70,000	--	70,000	--
07/25/06	3.95	1.141	07/25/16	Vested	--	500,000	--	500,000	500,000
07/25/06	3.95	1.141	07/25/16	07/25/07	--	500,000	--	500,000	--
11/24/06	7.52	2.467	11/24/09	06/30/07	--	10,000	--	10,000	--
11/24/06	7.52	2.919	11/24/09	12/31/07	--	10,000	--	10,000	--
11/24/06	7.52	3.695	11/24/09	12/31/08	--	10,000	--	10,000	--
					3,761,000	2,255,000	2,498,500	3,517,500	1,679,166

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

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
December 31, 2006

13. Subsequent Event (continued)
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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	May 11, 2007

/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer and Director	May 11, 2007

/s/ Brent J. Peters Brent J. Peters	Director	May 11, 2007

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	May 11, 2007

/s/ Michael J. Hudson Michael J. Hudson	Director	May 11, 2007

/s/ Dr. Avinash Chandra Dr. Avinash Chandra	Director	May 11, 2007