Form 10QSB/A
period 2006-09-30
GEOGLOBAL RESOURCES INC.
filed 2007-05-15
CIK 896726

UNITED STATES
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

General. On April 4, 2007, we issued a press release announcing that based on the advice of our Audit Committee and outside consultants, with the concurrence of our Independent Registered Public Accountant, our Board of Directors concluded that the financial statements in our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 should no longer be relied upon because of an error in such financial statements. We concurrently filed a Current Report on Form 8-K in response to Item 4.02. Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

This Form 10-QSB/A is being filed to amend our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006. The amendment is filed in order to correct an error that had been made in connection with our compliance with FAS 123R and the calculation of our stock based compensation for the quarter and nine months ended September 30, 2006 that appeared in the Quarterly Report. We are amending Part I, Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis or Plan of Operation of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on November 14, 2006. The following items have been amended:

Quarterly Report on Form 10-QSB/A
September 30, 2006

		Page
	Part I

Item 1	Financial Statements	3-23
Item 2	Management’s Discussion and Analysis or Plan of Operation	24-41

	Part II

Item 6	Exhibits	42

Page2

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2006 US $	December 31, 2005 US $
	Restated
	note 5b(iv)
Assets
Current
Cash and cash equivalents	33,198,051	36,037,388
Accounts receivable and prepaids	197,024	144,753
Cash call receivable	62,212	49,947
	33,457,287	36,232,088

Restricted cash (note 10a)	3,482,305	392,485

Property and equipment (note 3)
Exploration costs, not subject to depletion	7,759,912	2,216,663
Computer and office equipment, net	141,617	89,826
	7,901,529	2,306,489

	44,841,121	38,931,062

Liabilities
Current
Accounts payable	388,841	159,145
Accrued liabilities	747,927	43,500
Due to related companies (notes 7c, 7d and 7e)	126,284	244,452
	1,263,052	447,097
Stockholders' Equity (note 4)
Capital stock
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
66,203,255 common shares (December 31, 2005 - 62,954,255)	51,610	48,361
Additional paid-in capital	45,892,569	40,275,588
Deficit accumulated during the development stage	(2,366,110)	(1,839,984)
	43,578,069	38,483,965

	44,841,121	38,931,062
See Commitments, Contingencies and Guarantees (note 10) The accompanying notes are an integral part of these Consolidated Financial Statements

Page3

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended Sept 30-2006 US $	Three months ended Sept 30-2005 US $	Nine months ended Sept 30-2006 US $	Nine months ended Sept 30-2005 US $	Period from Inception, August 21-2002 to Sept 30-2006 US $
	Restated		Restated		Restated
	note 5b(iv)		note 5b(iv)		(note 5b(iv) ,11)
Expenses (note 7c, 7d and 7e)
General and administrative	358,810	179,516	1,054,504	369,450	2,159,220
Consulting fees	399,155	53,295	568,172	154,869	1,241,504
Professional fees	61,039	41,382	161,967	131,623	663,382
Depreciation and depletion	12,975	12,650	33,974	36,037	195,961
	831,979	286,843	1,818,617	691,979	4,260,067
Other expenses (income)
Consulting fees recovered	--	--	--	--	(66,025)
Equipment costs recovered	--	--	--	--	(19,395)
Gain on sale of equipment	--	--	--	--	(42,228)
Foreign exchange (gain) loss	(2,329)	8,198	(3,750)	12,706	18,060
Interest income	(461,123)	(77,693)	(1,288,741)	(111,979)	(1,784,369)
	(463,452)	(69,495)	(1,292,491)	(99,273)	(1,893,957)

Net loss and comprehensive loss for the period (note 8)	(368,527)	(217,348)	(526,126)	(592,706)	(2,366,110)

Net loss per share - basic and diluted (note 4f)	(0.01)	(0.00)	(0.01)	(0.01)
The accompanying notes are an integral part of these Consolidated Financial Statements

Page4

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended Sept 30-2006 US $	Three months ended Sept 30-2005 US $	Nine months ended Sept 30-2006 US $	Nine months ended Sept 30-2005 US $	Period from Inception, August 21-2002 to Sept 30-2006 US $
Cash flows provided by (used in) operating activities	Restated note 5b(iv)		Restated note 5b(iv)		Restated (note 5b(iv),11)
Net loss	(368,527)	(217,348)	(526,126)	(592,706)	(2,366,110)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	12,975	12,650	33,974	36,037	195,961
Gain on sale of equipment	--	--	--	--	(42,228)
Stock-based compensation (note 5b)	419,509	--	632,550	--	632,550
Changes in operating assets and liabilities:
Accounts receivable and prepaids	(51,234)	(28,642)	(52,271)	(30,730)	(122,024)
Accounts payable	13,980	(1,970)	43,140	22,333	48,062
Accrued liabilities	(17,500)	200	(35,000)	(15,500)	8,500
Due to related companies	1,114	43,460	(118,168)	71,742	84,528
	10,317	(191,650)	(21,901)	(508,824)	(1,560,761)

Cash flows provided by (used in ) investing activities
Property and equipment:
Exploration costs	(1,168,813)	(146,809)	(5,149,439)	(1,102,057)	(7,366,102)
Computer and office equipment	(24,782)	(9,097)	(85,765)	(25,608)	(378,150)
Proceeds on sale of equipment	--	--	--	--	82,800
Cash acquired on acquisition (note 6)	--	--	--	--	3,034,666
Restricted cash (note 10a)	(1,879,984)	(185,689)	(3,089,820)	(185,689)	(3,482,305)
Changes in investing assets and liabilities:
Cash call receivable	21,620	7,697	(12,265)	--	(62,212)
Accounts payable	(958,159)	5,021	197,356	5,021	291,771
Accrued liabilities	217,000	(214,915)	739,427	(33,442)	739,427
	(3,793,118)	(543,792)	(7,400,506)	(1,341,775)	(7,140,105)

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	1,949,979	32,183,050	4,667,878	34,450,400	45,976,729
Share issuance costs	(15,457)	(1,496,672)	(74,008)	(1,496,672)	(2,165,870)
Changes in financing liabilities:
Note payable (note 7a)	--	--	--	--	(2,000,000)
Accounts payable	--	53,330	(10,800)	53,330	61,078
Accrued liabilities	--	5,000	--	5,000	--
Due to related companies	--	--	--	--	26,980
	1,934,522	30,744,708	4,583,070	33,012,058	41,898,917

Net increase (decrease) in cash and cash equivalents	(1,848,279)	30,009,266	(2,839,337)	31,161,459	33,198,051

Cash and cash equivalents, beginning of period	35,046,330	5,571,791	36,037,388	4,419,598	--

Cash and cash equivalents, end of period	33,198,051	35,581,057	33,198,051	35,581,057	33,198,051

Cash and cash equivalents
Current bank accounts	700,029	208,419	700,029	208,419	700,029
Term deposits	32,498,022	35,372,638	32,498,022	35,372,638	32,498,022
	33,198,051	35,581,057	33,198,051	35,581,057	33,198,051
The accompanying notes are an integral part of these Consolidated Financial Statements

Page5

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

Page6

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

3.	Property and Equipment
	Balance Sheet as at US $
	September 30, 2006	December 31, 2005
Exploration and development - India
Exploration costs incurred in:
2002	21,925	21,925
2003	156,598	156,598
2004	460,016	460,016
2005	1,578,124	1,578,124
	2,216,663	2,216,663
2006	5,543,249	--
	7,759,912	2,216,663

Computer and office equipment
Computer and office equipment	295,350	209,585
Accumulated depreciation	(153,733)	(119,759)
	141,617	89,826

	7,901,529	2,306,489

Page7

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
Included in the US$5,543,249 of exploration cost additions during the nine months ended September 30, 2006 (year ended December 31, 2005 - US$1,578,124) are certain overhead costs capitalized by the Company in the amount of US$1,387,211 (year ended December 31, 2005 - US$469,268) directly related to the exploration activities in India. The capitalized overhead amount includes capitalized stock-based compensation of US$393,810 (year ended December 31, 2005 - US$nil) (see note 5b) of which US$129,313 (year ended December 31, 2005 - US$nil) was for the account of a related party (see note 7c). Of the remaining US$993,401, US$665,119 (year ended December 31, 2005 - US$145,773) represented expenses paid to third parties, $nil (year ended December 31, 2005 - US$51,800) were expenses recovered from third parties and US$328,282 was paid to and on behalf of a related party (year ended December 31, 2005 - US$375,295) (see note 7c). These costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 3c).
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

Page8

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

Page9

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

4.	Capital Stock
a)	Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 6)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 4c)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker Warrants exercised for cash	39,100	39	58,611
	154,100	154	213,396

Balance as at December 31, 2004	55,207,455	40,615	6,831,434

2005 Transactions
Options exercised for cash (note 4e)	739,000	739	1,004,647
2003 Purchase Warrants exercised for cash (note 4d(i))	2,214,500	2,214	5,534,036
Broker Warrants exercised for cash (note 4c)	540,900	541	810,809
September 2005 private placement financing (note 4b)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 4b)	--	--	(1,541,686)
	7,746,800	7,746	33,444,154

Balance as at December 31, 2005	62,954,255	48,361	40,275,588

2006 Transactions
Options exercised for cash (note 4e(i))	2,279,000	2,278	2,701,850
Options exercised for notes receivable (note 5d)	184,500	185	249,525
2003 Purchase Warrants exercised for cash (note 4d(i))	785,500	786	1,962,964
Share issuance costs	--	--	(74,008)
Stock-based compensation (note 5b(i))	--	--	1,026,360
Less - unpaid capital subscriptions (note 5d)	--	--	(249,710)
	3,249,000	3,249	5,616,981

Balance as at September 30, 2006	66,203,255	51,610	45,892,569

Page10

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

Page11

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
As at September 30, 2006, all of the 2005 Purchase Warrants exercisable at US$9.00 per share, remained outstanding. If exercised, they would result in the issuance of 2,126,200 common shares for gross proceeds of US$19,135,800.
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

Page12

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
	Three months ended Sept 30/06	Three months ended Sept 30/05	Nine months ended Sept 30/06	Nine months ended Sept 30/05
	US $	US $	US $	US $
	Restated	Restated	Restated	Restated
	note 5b(iv)	note5b(iii)	note 5b(iv)	note 5b(iii)
Stock based compensation
Consolidated Statements of Operations
General and administrative	167,419	--	380,460	--
Consulting fees	252,090	--	252,090	--
	419,509	--	632,550	--
Consolidated Balance Sheets
Property and equipment
Exploration costs - India	326,385	--	393,810	--
	745,894	--	1,026,360	--

Pro-forma basis
Net loss
As reported		(217,348)		(592,706)
Pro-forma		(358,665)		(1,063,911)
Net loss per share - basic and diluted
As reported		(0.00)		(0.01)
Pro-forma		(0.01)		(0.02)
i)
At January 1, 2006, the impact of the adoption of FAS 123(R) required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods. In the three and nine month periods ended September 30, 2006, US$49,340 and US$286,955 of this charge respectively was recognized in the Consolidated Statements of Operations as general and administrative expense resulting in an increase in the net loss and comprehensive loss for the period in the same amount and a $0.0 impact on the net loss per share - basic and diluted for the period.

ii) At September 30, 2006, the total compensation cost related to non-vested awards not yet recognized was US$2,416,980 (December 31, 2005 - US$367,596) which will be recognized over the remaining vesting period of the options.
iii)
In prior years, the Company was required only to disclose the impact on net loss and net loss per share on a pro-forma basis. The prior periods have been restated due to an error in the classification and calculation for modification of stock-based compensation. The impact of this restatement in the three and nine month period ending September 30, 2005 was a reduction of the net loss pro-forma from US$486,929 and US$2,554,511 to US$358,665 and US$1,063,911, respectively and a reduction of the net loss per share - basic and diluted pro-forma for the nine month period ending September 30, 2005 from US$0.05 to US$0.02. There was no impact in the net loss per share - basic and diluted for the three months ended September 30, 2005 as it remained unchanged at US$0.01. In addition, during the three and nine months ended September 30, 2005, US$128,269 and US$356,739 of stock based compensation was reclassified from operating expenses to capital expenditures.

Page13

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

5. Stock Options (continued)
b) Stock-based compensation (continued)
iv) The three and nine months ended September 30, 2006 and the period from inception to September 30, 2006 have been restated due to an error in the classification and calculation for modification of stock-based compensation. The impact of this restatement for these periods ended September 30, 2006 was a reduction of stock-based compensation charged to the consolidated statements of operations in the amount of US$654,075. This resulted in a decrease in the net loss and comprehensive loss for the three and nine months and the period from inception to September 30, 2006 in the amount of $654,075 as well as a decrease in the net loss per share - basic and diluted for the three and nine months ended September 30, 2006 in the amount of US$0.01.

The impact of this reclassification and calculation was a reduction of the stock-based compensation charge to the consolidated balance sheets under property and equipment exploration costs - India in the amount of US$374,850 for the three and nine months ended September 30, 2006. This resulted in a decrease in the exploration costs, not subject to depletion at September 30, 2006 from US$8,134,762 restated to US$7,759,912.

c) Black-Scholes Assumptions
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
	Three months ended Sept 30/06	Three Months ended Sept 30/05	Nine months ended Sept 30/06	Nine months ended Sept 30/05
	US $	US $	US $	US $
Fair value of stock options granted (per option)	$1.08	$2.38	$1.19	$0.45
Risk-free interest rate	4.17%	2.75%	4.17%	2.75%
Volatility	70%	95%	70%	95%
Expected life	1.3 years	1.0 years	1.3 years	0.8 years
Dividend yield	0%	0%	0%	0%
i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on implied volatilities of traded options on the Company's stock, historical volatility of the Company's stock, and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

Page14

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

5. Stock Options (continued)
d)	Stock option table
At September 30, 2006, these options are outstanding and have been granted for services provided to the Company:
		Fair					Cancelled (c)
		Value at					Expired (x)
	Option	Original				Granted	Exercised (e)		Balance
Grant	Exercise	Grant	Expiry	Vesting	Balance	during	during the	Balance	exercisable
date	price	date	date	date	Dec 31/05	the period	period	Sept 30/06	Sept 30/06
(mm/dd/yy)	US $	US $	(mm/dd/yy)	(mm/dd/yy)	#	#	#	#	#

12/09/03	1.18	0.241	08/31/06	Vested	1,751,500	--	1,721,500 (e)	--	--
							30,000 (x)	--	--
12/30/03	1.50	0.317	08/31/06	Vested	345,000	--	345,000 (e)	--	--
01/17/05	1.01	0.380	(i)06/30/07	Vested	729,500	--	372,000 (e)	357,500	357,500
01/18/05	1.10	0.622	08/31/08	Vested	600,000	--	--	600,000	600,000
01/25/05	1.17	0.434	08/31/06	Vested	25,000	--	25,000 (e)	--	--
06/14/05	3.49	1.553	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	2.380	08/24/08	Vested	110,000	--	--	110,000	110,000
10/03/05	6.81	3.070	10/03/15	10/03/06	16,666	--	-	16,666	--
10/03/05	6.81	3.833	10/03/15	10/03/07	16,667	--	--	16,667	--
10/03/05	6.81	4.383	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	2.057	06/14/16	06/14/07	--	200,000	--	200,000	--
07/25/06	3.95	1.141	12/31/09	07/25/06	--	50,000	--	50,000	50,000
07/25/06	3.95	1.141	12/31/09	12/31/06	--	50,000	--	50,000	--
07/25/06	3.95	1.393	12/31/09	07/25/07	--	660,000	--	660,000	--
07/25/06	3.95	1.601	12/31/09	12/31/07	--	50,000	--	50,000	--
07/25/06	3.95	1.779	12/31/09	07/25/08	--	145,000	--	145,000	--
07/25/06	3.95	2.006	12/31/09	07/25/09	--	70,000	--	70,000	--
07/25/06	3.95	1.141	07/25/16	12/31/06	--	500,000	--	500,000	--
07/25/06	3.95	1.141	07/25/16	07/25/07	--	500,000	--	500,000	--
					3,761,000	2,225,000	2,493,500	3,492,500	1,267,500
i)
On August 30, 2006, the Board of Directors of the Company passed a resolution with respect to the remaining stock options issued on January 17, 2005 to (a) extend the expiry date of all then outstanding options from August 31, 2006 to the earlier of June 30, 2007 or 60 days following the date of a “Commercial Discovery” as defined under the terms of the PSC on Block KG-OSN-2001/3 and (b) to extend the vesting date of certain of these options to the earlier of the date of a “Commercial Discovery” as defined under the terms of the PSC on Block KG-OSN-2001/3 or May 31, 2007, as long as drilling operations are continuing on the KG Block. This resolution resulted in an added incremental stock-based compensation cost of $11,440 with respect to the 10 employees.

ii)	During the period ended September 30, 2006, the Company granted options to purchase 2,225,000 shares exercisable at various prices and expiry dates, which vest in their entirety on the vesting date.
iii)	As at September 30, 2006, there were 3,492,500 options outstanding at various prices which, if exercised, would result in total proceeds of US$11,616,825.
iv)
Of the 2,493,500 options exercised or expired during the nine month period ending September 30, 2006; 195,000, 415,000 and 1,853,000 were exercised during the three months ending March 31, June 30 and September 30, respectively for gross cash proceeds of US$206,050, US$548,100 and US$1,949,980 respectively, and the remaining 30,000 expired during the three months ended September 30, 2006.

v)
At the annual stockholder meeting held on June 14, 2006, the stockholders of the Company approved amendments to the Plan to increase the shares of Common Stock reserved for issuance under the Plan from 8,000,000 shares to 12,000,000.

Page15

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

Page16

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
During the period, the Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group as outlined and recorded below:
Consolidated Statement of Operations
Consulting fees	32,329	--	32,329	--	32,329
Consolidated Balance Sheets
Property and equipment
Exploration costs - India	129,313	--	129,313	--	129,313
	161,642	--	161,642	--	161,642

Page17

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2006

7.	Related Party Transactions (continued
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
During the period, the Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:
Consolidated Statement of Operations
Consulting fees	161,642	--	161,642	--	161,642

Page18

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

Page19

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

Page20

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

Page21

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

Page22

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

Page23

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

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 TO SEPTEMBER 30, 2005

Statements of Operations
Three months ended September 30, 2006 and 2005
During the three months ended September 30, 2006, we had expenses of $831,979 compared with expenses of $286,843 during the three months ended September 30, 2005. This increase is primarily the result of the adoption of a new accounting standard FAS 123(R) Accounting for Stock-Based Compensation on January 1, 2006, as is further explained below. The balance of the increase is consistent with the increased scale of our participation in oil and gas exploration activities in 2006 over 2005.

Page24

Our general and administrative expenses increased to $358,810 from $179,516. Of this increase, $167,419 is attributable to the adoption of FAS 123(R) where the Company is required to recognize compensation costs for stock-based agreements with employees and directors effective January 1, 2006. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, directors’ fees, American Stock Exchange listing and filing fees and transfer agent fees and services. The increase is a result of an increase of approximately $46,000 in our Directors and Officers liability insurance; an increase of approximately $22,000 in our bank charges for securing irrevocable letters of credit as bank guarantees for our minimum work commitments on our exploration blocks; and an overall increase in our general office costs associated with the increase in our oil and gas activities, offset by a decrease in travel and hotel expenses in the third quarter of 2006 versus the same quarter in 2005 in which we experienced a higher amount of such costs directly related to our September 2005 financing,
Our consulting fees increased to $399,155 during the three months ended September 30, 2006 from $53,295 for the same period in 2005. $252,090 of this increase is attributable to the adoption of FAS 123(R) for consultants effective January 1, 2006. These consulting fees reflect $17,500 (2005 - $12,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Jean Roy, President of the Company and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. The remaining increase is consistent with the increased scale of our participation in oil and gas activities.
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
During the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, we increased our net loss to $368,527 compared to a net loss of $217,348 for the same period in 2005. This result was mainly attributable to the increase in our interest income offset by our increased costs of our overall oil and gas activities and the costs of the adoption of FAS 123(R) requiring the Company to recognize compensation costs for the stock-based compensation arrangements with employees, directors and consultants effective January 1, 2006.
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

Page25

 Nine months ended September 30, 2006 and 2005
During the nine months ended September 30, 2006, we had expenses of $1,818,617 compared with expenses of $691,979 during the nine months ended September 30, 2005. This increase is primarily the result of the adoption of a new accounting standard FAS 123(R) Accounting for Stock-Based Compensation on January 1, 2006, as is further explained below. The balance of the increase is consistent with the increased scale of our participation in oil and gas exploration activities in 2006 over 2005.
Our general and administrative expenses increased to $1,054,504 from $369,450. Of this increase, $380,460 is attributable to the adoption of FAS 123(R) where the Company is required to recognize compensation costs for stock-based agreements with employees and directors effective January 1, 2006. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors’ fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services. The increase is a result of an increase of approximately $20,000 in our State of Delaware franchise tax due to our increased capitalization; increase of approximately $10,000 in salaries; increase of approximately $70,000 in our bank charges for securing irrevocable letters of credit as bank guarantees for our minimum work commitments on our exploration blocks; an increase of approximately $14,000 related to the relocation of our executive offices, and $20,000 due to increased rents in Calgary for our corporate head offices; $45,000 in our shareholder relations costs, attributable to our increased activities; $46,000 increase in our Directors and Officers liability insurance and the balance as an overall increase in our general office costs associated with the increase of our oil and gas activities.
Our consulting fees increased to $568,172 during the nine months ended September 30, 2006 from $154,869 in the prior nine month period. $252,090 of this increase is attributable to the adoption of FAS 123(R) for consultants effective January 1, 2006. These consulting fees reflect $52,500 (2005 - $37,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. The remaining increase is consistent with the increased scale of our participation in oil and gas activities.
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
During the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, we reduced our net loss to $526,126 as compared to a net loss of $592,706 in for the same period in 2005. This result is mainly attributable to the increase in our interest income offset by our increased costs due to the increase in our overall oil and gas activities and net of costs resulting from the adoption on January 1, 2006 of Financial Accounting Standard 123 (R), Accounting for Stock-Based Compensation which requires the recognition of the compensation cost for stock-based compensation arrangements with employees, consultants and directors, to be expensed over the stock-based compensations' respective vesting periods.

Page26

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
Our cash provided by operating activities during the three months ended September 30, 2006 was $10,317 as compared to cash used in operating activities of $191,650 for the three months ended September 30, 2005. This increase is mostly as a result of an increase in our interest earned on our increased cash balances net of our increased costs due to our increased oil and gas exploration activities.
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

Page27

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

Page28

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

Page29

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

Page30

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

Page31

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

Page32

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

Page33

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

Page34

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

Page35

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

Page36

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

Page37

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

Page38

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

Page39

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

Page40

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

Page41

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

Page42

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.
(Registrant)

May 15, 2007	/s/ Jean Paul Roy
Jean Paul Roy President and Chief Executive Officer (Principal Executive Officer and Director)

May 15, 2007	/s/ Allan J. Kent
Allan J. Kent Executive Vice President and Chief Financial Officer (Principal Financial and Accounting)