Form 10-Q
period 2007-03-31
GEOGLOBAL RESOURCES INC.
filed 2007-05-15
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007;
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission file Number: 1-32158

GEOGLOBAL RESOURCES INC.
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

DELAWARE	33-0464753
(State or other jurisdiction of incorporation of organization)	(I.R.S. employer identification no.)

SUITE #310, 605 - 1 STREET SW, CALGARY, ALBERTA, CANADA T2P 3S9
-----------------------------------------------------------------
(Address of principal executive offices, zip code)
403/777-9250
------------------------------------------------
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer	Accelerated filer	☑	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 14, 2007
COMMON STOCK, PAR VALUE $.001 PER SHARE	66,228,256

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 (Unaudited)	3

	Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006 and for the period from inception on August 21, 2002 to March 31, 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006 and for the period from inception on August 21, 2002 to March 31, 2007 (Unaudited)	5

	Notes to the Consolidated Financial Statements as at March 31, 2007 (Unaudited)	6-24

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	45

Item 6.	Exhibits	45

Page2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2007 US $	December 31, 2006 US $

Assets
Current
Cash and cash equivalents	29,534,112	32,362,978
Accounts receivable	159,753	202,821
Prepaids and deposits	143,492	31,232
	29,837,357	32,597,031

Restricted cash (note11a)	3,194,696	3,590,769
Property and equipment (note 3)	522,521	183,427
Oil and gas interests, not subject to depletion (note 4)	11,431,133	9,722,738

	44,985,707	46,093,965

Liabilities
Current
Accounts payable	439,234	1,888,103
Accrued liabilities	271,130	33,487
Due to related companies (notes 8c, 8d and 8e)	8,896	33,605
	719,260	1,955,195
Stockholders' Equity (note 5)
Capital stock
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
66,228,255 common shares (December 31, 2006 - 66,208,255)	51,637	51,617
Additional paid-in capital	47,662,044	47,077,827
Deficit accumulated during the development stage	(3,447,234)	(2,990,674)
	44,266,447	44,138,770

	44,985,707	46,093,965
See Commitments, Contingencies and Guarantees (note 11) The accompanying notes are an integral part of these Consolidated Financial Statements

Page3

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended Mar 31, 2007 US $	Three months ended Mar 31, 2006 US $	Period from Inception, Aug 21, 2002 to Mar 31, 2007 US $
		Restated (note 12b)	(note 12a)
Expenses (notes 6b, 8c, 8d and 8e)
General and administrative	387,000	272,204	2,897,716
Consulting fees	266,540	78,917	2,130,791
Professional fees	231,572	35,741	984,248
Depreciation	11,650	9,689	222,960
	896,762	396,551	6,235,715
Other expenses (income)
Consulting fees recovered	--	--	(66,025)
Equipment costs recovered	--	--	(19,395)
Gain on sale of equipment	--	--	(42,228)
Foreign exchange (gain) loss	(4,509)	1,331	22,038
Interest income	(435,693)	(399,869)	(2,682,871)
	(440,202)	(398,538)	(2,788,481)

Net earnings (loss) and comprehensive earnings (loss) for the period (note 9)	(456,560)	1,987	(3,447,234)

Net earnings (loss) per share - basic and diluted (note 5f)	(0.01)	0.00

The accompanying notes are an integral part of these Consolidated Financial Statements

Page4

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended Mar 31, 2007 US $	Three months ended Mar 31, 2006 US $	Period from Inception, Aug 21, 2002 to Mar 31, 2007 US $
		Restated (note 12b)	(note 12a)
Cash flows provided by (used in) operating activities
Net earnings (loss)	(456,560)	1,987	(3,447,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,650	9,689	222,960
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 6b)	352,245	85,095	1,542,421
Changes in operating assets and liabilities:
Accounts receivable	43,068	(131,001)	(84,753)
Prepaids and deposits	(112,260)	53,111	(143,492)
Accounts payable	124,034	(32,200)	158,685
Accrued liabilities	--	--	33,487
Due to related companies	(24,709)	(81,356)	(32,860)
	(62,532)	(94,675)	(1,793,014)
Cash flows provided by (used in) investing activities
Oil and gas interests	(1,496,603)	(2,226,981)	(10,452,652)
Property and equipment:	(350,744)	(40,257)	(786,053)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition (note 7)	--	--	3,034,666
Restricted cash (note 11a)	396,073	(36,374)	(3,194,696)
Changes in investing assets and liabilities:
Cash call receivable	--	(18,421)	--
Accounts payable	(1,572,903)	294,077	231,541
Accrued liabilities	237,643	1,118,000	237,643
	(2,786,534)	(909,956)	(10,846,751)

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	20,200	2,169,800	46,251,690
Share issuance costs	--	(13,552)	(2,165,871)
Changes in financing liabilities:
Note payable (note 8a)	--	--	(2,000,000)
Accounts payable	--	(10,800)	61,078
Due to shareholder	--	--	--
Due to related companies	--	--	26,980
	20,200	2,145,448	42,173,877

Net increase (decrease) in cash and cash equivalents	(2,828,866)	1,140,817	29,534,112

Cash and cash equivalents, beginning of period	32,362,978	36,037,388	--

Cash and cash equivalents, end of period	29,534,112	37,178,205	29,534,112

Cash and cash equivalents
Current bank accounts	83,453	629,290	83,453
Term deposits	29,450,659	36,548,915	29,450,659
	29,534,112	37,178,205	29,534,112

Cash taxes paid during the period	5,375	15,550	39,463
The accompanying notes are an integral part of these Consolidated Financial Statements

Page5

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

1. Nature of Operations
The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India. Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts (“PSC”) with the Gujarat State Petroleum Corporation ("GSPC"), Oil India Limited ("OIL") among others, and the Government of India ("GOI") and the development thereof. To date, the Company has not earned revenue from these operations and is considered to be in the development stage. The recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to fulfill its obligations under the PSCs in India and upon future profitable operations and upon finalizing agreements.
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

2. Significant Accounting Policies
a) Basis of presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with Regulation S-X and the instructions to Form 10-Q under the U.S. Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Page6

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

2. Basis of presentation (continued)
These consolidated financial statements include the accounts of (i) GeoGlobal Resources Inc., from the date of acquisition, being August 29, 2003, (ii) GeoGlobal Resources (India) Inc., incorporated under the Business Corporations Act (Alberta), Canada on August 21, 2002 and continued under the Companies Act of Barbados, West Indies on June 27, 2003, which is a wholly-owned subsidiary of GeoGlobal Resources Inc., (iii) GeoGlobal Resources (Canada) Inc., incorporated under the Business Corporations Act (Alberta), Canada on September 4, 2003, which is a wholly-owned subsidiary of GeoGlobal Resources Inc., (iv) GeoGlobal Resources (Barbados) Inc. incorporated under the Companies Act of Barbados, West Indies on September 24, 2003, which is the wholly-owned subsidiary of GeoGlobal Resources (Canada) Inc., and (v) GeoGlobal Oil & Gas (India) Private Limited, incorporated under the Companies Act, 1956, Maharashtra, India on May 5, 2006.
b) Stock-based compensation plan
In prior periods, reporting on the impact of stock-based compensation, such as employee stock options, on the Company’s net loss and net loss per share was required only on a pro-forma basis.
In December, 2004, the Financial Accounting Standards Board issued a revision to Standard 123, Accounting for Stock-Based Compensation. The Statement of Financial Accounting Standards 123(R), Share-Based Payment ("FAS 123(R)"), requires the recognition of compensation cost for stock-based compensation arrangements with employees, consultants and directors based on their grant date fair value using the Black-Scholes option-pricing model. Compensation expense is recorded over the awards' respective requisite service, with corresponding entries to paid-in capital.
The Company adopted FAS 123(R) using the modified-prospective-transition method on January 1, 2006. The impact of this adoption required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the subsequent 3 years in accordance with their respective vesting periods (see note 6).

3. Property and Equipment
	March 31, 2007 US$	December 31, 2006 US$

Computer and office equipment	324,419	324,419
Accumulated depreciation	(180,732)	(169,082)
	143,687	155,337

Office condominium deposit	378,834	28,090
	522,521	183,427

On November 21, 2006 the Company entered into a Memorandum of Understanding with Creative InfoCity Ltd of Gandhinagar, India to acquire an office condominium of approximately 11,203 sq. ft. A deposit of US$378,834 was paid which is reflected in the financial statements. A formal purchase and sale agreement has not yet been executed.

Page7

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

4. Oil and Gas Interests
	March 31, 2007 US$	December 31, 2006 US$
Exploration - India
Exploration costs incurred in:
2002	21,925	21,925
2003	156,598	156,598
2004	460,016	460,016
2005	1,578,124	1,578,124
2006	7,506,075	7,506,075
	9,722,738	9,722,738
2007	1,708,395	--
	11,431,133	9,722,738
a) Exploration costs - India
The exploration costs incurred to date are not subject to depletion and cover six exploration blocks, known as the KG Offshore Block, the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block, the DS 03 Block and the Tarapur Block. It is anticipated that all or certain of these exploration costs may be subject to depletion commencing in the year 2007.
b) Capitalized overhead costs
Included in the US$1,708,395 of exploration cost additions during the three months ended March 31, 2007 (year ended December 31, 2006 - US$7,506,075) are certain overhead costs capitalized by the Company in the amount of US$905,735 (year ended December 31, 2006 - US$2,133,984) directly related to the exploration activities in India. The capitalized overhead amount includes capitalized stock-based compensation of US$211,792 (year ended December 31, 2006 - US$766,689) (see note 6b) of which US$57,050 (year ended December 31, 2006 - US$323,283) was for the account of a related party (see note 8c). Further, the capitalized overhead amount includes US$548,943 (year ended December 31, 2006 - US$1,000,705) which was paid to third parties and $nil (year ended December 31, 2006 - US$nil) was recovered from third parties. The balance of US$145,000 was paid to and on behalf of a related party (year ended December 31, 2006 - US$366,590) (see note 8c). These costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 4c).
c) Carried Interest Agreement
On August 27, 2002, GeoGlobal entered into a CIA with GSPC, which grants the Company a 10% Carried Interest (“CI”) (net 5% - see note 4d) in the KG Offshore Block. The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.
Under the terms of the CIA, all of GeoGlobal's and Roy Group (Mauritius) Inc.'s (“RGM”), a related party (see note 8b) proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block. GeoGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.
As at March 31, 2007, GSPC has incurred costs of Rs 140.40 crore (approximately US$32.6 million) (December 31, 2006 - Rs 114.96 crore (approximately US$26.1 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

Page8

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

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
e) Deed of Assignment and Assumption
On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% PI in the onshore Tarapur exploration block (CB-ON/2). The assignment of the 20% PI was subject to obtaining the consent of the GOI to the assignment, which consent was received effective August 24, 2006. As a condition to receiving the GOI consent, the Company provided to the GOI an irrevocable letter of credit in the amount of US$940,000 secured by a term deposit of the Company in the same amount (see note 11a). This amount represents the Company’s performance guarantee for its 20% PI share of the estimated exploration costs budgeted for the period April 1, 2007 through November 22,, 2007.
Under the terms of the Company's agreement with GSPC, the Company is to fund its 20% PI share of all past exploration costs incurred on the Tarapur exploration block. As at March 31, 2007 US$3,972,765 (year ended December 31, 2006 - US$3,972,765) has been included in oil and gas interests for our PI share of costs incurred in the previous drilling of eight exploration wells and a recently completed 500 sq. km. 3D seismic acquisition.

Page9

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

5. Capital Stock
a) Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 7)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 5c)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker Warrants exercised for cash (note 5c)	39,100	39	58,611
	154,100	154	213,396

Balance as at December 31, 2004	55,207,455	40,615	6,831,434

2005 Transactions
Options exercised for cash	739,000	739	1,004,647
2003 Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036
Broker Warrants exercised for cash (note 5c)	540,900	541	810,809
September 2005 private placement financing (note 5b)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 5b)	--	--	(1,541,686)
	7,746,800	7,746	33,444,154

Balance as at December 31, 2005	62,954,255	48,361	40,275,588

2006 Transactions
Options exercised for cash (note 5e(i))	2,284,000	2,285	2,706,895
Options exercised for notes receivable	184,500	185	249,525
2003 Purchase Warrants exercised for cash (note 5d(i))	785,500	786	1,962,964
Share issuance costs	--	--	(74,010)
Stock-based compensation (note 6b)	--	--	1,956,865
	3,254,000	3,256	6,802,239

Balance as at December 31, 2006	66,208,255	51,617	47,077,827

2007 Transactions
Options exercised for cash (note 5e(i))	20,000	20	20,180
Stock-based compensation (note 6b)	--	--	564,037
	20,000	20	584,217

Balance as at March 31, 2007	66,228,255	51,637	47,662,044

Page10

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

5. Capital Stock (continued)
b) September 2005 Financing
During September 2005, GeoGlobal completed the sale of 3,252,400 Units of its securities at US$6.50 per Unit, together with a concurrent sale of an additional 1,000,000 Units on the same terms, for aggregate gross cash total proceeds of US$27,640,600.
Each Unit is comprised of one common share and one half of one warrant. One full warrant ("2005 Purchase Warrant") entitles the holder to purchase one additional common share for US$9.00, for a term of two years expiring September 2007. The 2005 Purchase Warrants are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is US$12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and issuable on exercise of the 2005 Purchase Warrants has been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired. In such events, the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the warrant term. At May 10, 2007 since not all such events have occurred, the accelerated expiration of the warrant term was not triggered.
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

Page11

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

5. Capital Stock (continued)
d) Warrants
i) 2003 Purchase Warrants
During the three months ended March 31, 2006, all remaining Purchase Warrants issued in December 2003 were exercised which resulted in the issuance of 785,500 common shares for gross proceeds of US$1,963,750. As at March 31, 2007, none of such Purchase Warrants remain to be exercised.
ii) 2005 Purchase Warrants
During the three months ended March 31, 2007, none of the 2005 Purchase Warrants were exercised, therefore all of the 2005 Purchase Warrants remained outstanding, which if exercised, would result in the issuance of 2,126,200 common shares for gross proceeds of US$19,135,800.
iii) Compensation Option Warrants
During the three months ended March 31, 2007, none of the 97,572 Compensation Option Warrants have been issued as a result of the Compensation Options not being exercised. If the Compensation Options are exercised and the Compensation Option Warrants issued, such Warrants if exercised, would result in the issuance of 97,572 common shares for gross proceeds of US$878,148.
e) Options
i) Stock Options
During the three months ended March 31, 2007, 20,000 (December 31, 2006 - 2,468,500) options were exercised at a price of US$1.01 for gross proceeds of US$20,200 (December 31, 2006 - US$2,709,180).
ii) Compensation Options
As at March 31, 2007, none of the 195,144 Compensation Options were exercised. When fully exercised, the Compensation Options would result in the issuance of 97,572 compensation option warrants, and the issuance of 195,144 common shares for gross proceeds of US$1,268,436.
f)	Weighted-average number of shares
For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the three months ended March 31, 2007 was 61,214,700 (three months ended March 31, 2006 - 58,542,772). The number for the three months ended March 31, 2006 and 2005 excludes the 5,000,000 shares currently held in escrow (see note 7).

6. Stock Options
a) The Company’s 1998 Stock Incentive Plan
Under the terms of the 1998 Stock Incentive Plan (the "Plan"), as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan. As at March 31, 2007, the Company had 3,500,697 (December 31, 2006 - 3,650,697) common shares remaining for issuance under the Plan. The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval. The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

Page12

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

6. Stock Options (continued)
b) Stock-based compensation
The Company adopted FAS 123(R), using the modified-prospective-transition method on January 1, 2006. Under this method, the Company is required to recognize compensation cost for stock-based compensation arrangements with employees, consultants and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.
	Three months ended Mar 31, 2007 US $	Three months ended Mar 31, 2006 US $	Period from Inception Aug 21, 2002 to Mar 31, 2007 US $
		Restated note 6b(iii)
Stock based compensation
Consolidated Statements of Operations
General and administrative	183,090	85,095	746,641
Consulting fees	169,155	--	795,780
	352,245	85,095	1,542,421
Consolidated Balance Sheets
Oil and gas interests
Exploration costs - India	211,792	33,713	978,481
	564,037	118,808	2,520,902

i)
At January 1, 2006, the impact of the adoption of FAS123(R) required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods. In the period from inception August 21, 2002 to March 31, 2007 US$315,101 and for the three months ended March 31, 2007 and March 31, 2006, US$14,073 and US$118,808, respectively of this charge was recognized in the Consolidated Statements of Operations as general and administrative expense resulting in an increase in the net loss and comprehensive loss for the period in the same amount and no impact on the net loss per share - basic and diluted for the period.

ii) At March 31, 2007, the total compensation cost related to non-vested awards not yet recognized was US$1,389,849 (December 31, 2006 - US$1,577,286) which will be recognized over the remaining vesting period of the options. The total fair value of all options vested during the three months ended March 31, 2007 was $nil (year ended December 31, 2006 - US$1,046,490).
iii) In prior years, the Company was required only to disclose the impact on net loss and net loss per share on a pro-forma basis. The prior periods have been restated due to an error in the classification and calculation for modification of stock-based compensation. The impact of this restatement in the year ended December 31, 2005 was a reduction of the net loss pro-forma from US$2,452,180 to US$1,080,303 (year ended December 31, 2004 - US$1,182,030 to US$1,094,259) and a reduction of the net loss per share - basic and diluted pro-forma from US$0.05 to US$0.02 (year ended December 31, 2004 - no impact and remained at US$0.02). In addition, in December 31, 2005, US$183,581 of stock based compensation was reclassified from operating expenses to capital expenditures (December 31, 2004 - US$87,771 - From inception of August 21, 2002 to December 31, 2003 - US$53,354).

Page13

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

6. Stock Options (continued)
c) Black-Scholes Assumptions
During the periods ended March 31, 2007 and 2006 options of 150,000 and nil respectively were granted to the Company's directors, employees and consultants under the terms of the 1998 Stock Incentive Plan. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. Weighted average assumptions used in the valuation are disclosed in the following table:
	Three months ended Mar 31, 2007 US $	Three months ended Mar 31, 2006 US $
Fair value of stock options granted (per option)	$2.51	--
Risk-free interest rate	3.97%	--
Volatility	73%	--
Expected life	2.0 years	--
Dividend yield	0%	--
i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on, historical volatility of the Company's stock, and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.
d) Stock option table
These options were granted for services provided to the Company:
		Fair Value					Cancelled (c)
	Option	at Original				Granted	Expired (x)		Balance
Grant	exercise	Grant	Expiry	Vesting	Balance	during	Exercised (e)	Balance	Exercisable
date	price	Date	date	date	Dec 31/06	the period	during the period	Mar 31/07	Mar 31/07
mm/dd/yy	US $	US$	mm/dd/yy	mm/dd/yy	#	#	#	iii) #	#

12/09/03	1.18	0.24	08/31/06	Vested	--	--	--	--	--
12/30/03	1.50	0.32	08/31/06	Vested	--	--	--	--	--
01/17/05	1.01	0.38	i) 06/30/07	Vested	202,500	--	iv) 20,000 (e)	182,500	182,500
01/17/05	1.01	0.38	i) 06/30/07	05/31/07	150,000	--	--	150,000	--
01/18/05	1.10	0.62	08/31/08	Vested	600,000	--	--	600,000	600,000
01/25/05	1.17	0.43	08/31/06	Vested	--	--	--	--	--
06/14/05	3.49	1.55	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	2.38	08/24/08	Vested	110,000	--	--	110,000	110,000
10/03/05	6.81	3.07	10/03/15	Vested	16,666	--	-	16,666	16,666
10/03/05	6.81	3.83	10/03/15	10/03/07	16,667	--	--	16,667	--
10/03/05	6.81	4.38	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	2.06	06/14/16	06/14/07	200,000	--	--	200,000	--
07/25/06	3.95	1.14	12/31/09	Vested	100,000	--	--	100,000	100,000
07/25/06	3.95	1.39	12/31/09	07/25/07	660,000	--	--	660,000	--
07/25/06	3.95	1.60	12/31/09	12/31/07	50,000	--	--	50,000	--
07/25/06	3.95	1.78	12/31/09	07/25/08	145,000	--	--	145,000	--
07/25/06	3.95	2.01	12/31/09	07/25/09	70,000	--	--	70,000	--
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
07/25/06	3.95	1.14	07/25/16	07/25/07	500,000	--	--	500,000	--
11/24/06	7.52	2.47	11/24/09	06/30/07	10,000	--	--	10,000	--
11/24/06	7.52	2.92	11/24/09	12/31/07	10,000	--	--	10,000	--
11/24/06	7.52	3.70	11/24/09	12/31/08	10,000	--	--	10,000	--
03/30/07	6.11	2.02	ii) 03/30/10	12/31/07	--	50,000	--	50,000	--
03/30/07	6.11	2.69	ii) 03/30/10	12/31/08	--	50,000	--	50,000	--
03/30/07	6.11	2.82	ii) 03/30/10	03/30/09	--	50,000	--	50,000	--
					3,517,500	150,000	20,000	3,647,500	1,659,166

Page14

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

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
ii) During the three months ended March 31, 2007, the Company granted options to purchase 150,000 shares exercisable at $6.11 and expire on March 30, 2010, which vest in their entirety on the vesting dates.
iii)	As at March 31, 2007, there were 3,647,500 options outstanding at various prices which, if exercised, would result in total proceeds of US$12,733,675.
iv) During the three months ended March 31, 2007, 20,000 options were exercised for gross cash proceeds of US$20,200.

Page15

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

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
3,106,960

Page16

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

8. Related Party Transactions
Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.
a) Note payable
On August 29, 2003, as part of the Acquisition (see note 7), a US$2,000,000 promissory note was issued to the sole shareholder of GeoGlobal India. On each of August 29, 2003, October 15, 2003, January 15, 2004 and June 30, 2004, US$500,000 of the note was repaid. The promissory note was non-interest bearing and the capital stock of GeoGlobal India collateralized the repayment of the note. The collateral has been released.
b) Roy Group (Mauritius) Inc.
Roy Group (Mauritius) Inc. is related to the Company by common management and is controlled by a director of the Company who is also a principal shareholder of the Company. On March 27, 2003, the Company entered into a Participating Interest Agreement (see note 4d) with the related party.
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
	Three months ended Mar 31, 2007	Three months ended Mar 31, 2006	Period from Inception, Aug 21, 2002 to Mar 31, 2007
	US $	US $	US$
Consolidated Statements of Operations
Consulting fees	17,500	17,500	216,167
Consolidated Balance Sheets
Oil and gas interests
Exploration costs - India (note 4b)	70,000	70,000	864,666
	87,500	87,500	1,080,833
During the three months ended March 31, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group as outlined and recorded below:
Consolidated Statement of Operations
Consulting fees	14,263	--	95,084
Consolidated Balance Sheets
Oil & gas interests
Exploration costs - India (note 4b)	57,050	--	380,333
	71,313	--	475,417

Page17

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

8. Related Party Transactions (continued)
Roy Group was also reimbursed on a cost recovery basis, for medical insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed by third parties incurred during the periods as outlined and recorded below:
	Three months ended Mar 31, 2007	Three months ended Mar 31, 2006	Period from Inception, Aug 21, 2002 to Mar 31, 2007
	US $	US $	US$
Consolidated Statement of Operations
General and administrative	--	34,100	153,539
Consolidated Balance Sheets
Accounts receivable	--	--	21,597
Oil & gas interests
Exploration costs - India (note 4b)	75,000	35,738	459,387
Property and equipment	--	--	37,595
	75,000	69,838	672,118
At March 31, 2007 the Company owed Roy Group (Barbados) Inc. US$2,326 (December 31, 2006 - US$29,976) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA. These amounts bear no interest and have no set terms of repayment.
d) D.I. Investments Ltd. (“DI”)
DI is related to the Company by common management and is controlled by a director of the Company. DI charged consulting fees up to December 31, 2006 for management, financial and accounting services rendered, as outlined and recorded below:
	Three months ended Mar 31, 2007	Three months ended Mar 31, 2006	Period from Inception, Aug 21, 2002 to Mar 31, 2007
	US $	US $	US$
Consolidated Statements of Operations
Consulting fees	--	46,250	516,715
During the three months ended March 31, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:
Consolidated Statement of Operations
Consulting fees	--	--	404,104

Page18

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

8. Related Party Transactions (continued)
DI was also reimbursed on a cost recovery basis, for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:
	Three months ended Mar 31, 2007	Three months ended Mar 31, 2006	Period from Inception, Aug 21, 2002 to Mar 31, 2007
	US $	US $	US$
Consolidated Statements of Operations
General and administrative
Office costs	1,125	13,181	180,195
Travel, hotel, meals and entertainment	--	92	48,686
Consolidated Balance Sheets
Accounts receivable	67	4,130	27,456
Property and equipment	--	--	4,107
	1,192	17,403	260,444
At March 31, 2007, the Company owed DI US$1,333 (December 31, 2006 -US$nil) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.
e) Amicus Services Inc. (“Amicus”)
Amicus is related to the Company by virtue of being controlled by the brother of a director of the Company. Amicus charged consulting fees for IT and computer related services rendered, as outlined below:
	Three months ended Mar 31, 2007	Three months ended Mar 31, 2006	Period from Inception, Aug 21, 2002 to Mar 31, 2007
	US $	US $	US$
Consolidated Statements of Operations
Consulting fees	13,550	13,882	150,666
Amicus was also reimbursed on a cost recovery basis, for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:
Consolidated Statements of Operations
General and administrative	6,233	--	10,701
Consolidated Balance Sheets
Accounts receivable	742	692	11,016
Property and equipment	--	--	1,599
	6,975	692	23,316
At March 31, 2007, the Company owed Amicus Services Inc. US$5,237 (December 31, 2006 - US$3,629) as a result of services provided and expenses incurred on behalf of the Company. These amounts bear no interest and have no set terms of repayment.

Page19

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

9. Income Taxes
a) Income tax expense
The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes. This difference results from the following items:
	Three months Ended Mar 31, 2007	Three months ended Mar 31, 2006	Period from Inception, Aug 21, 2002 to Mar 31, 2007
	US $	US $	US$
		Restated (note 12b)
Net earnings (loss) before income taxes	(456,560)	1,987	(3,447,234)
Expected US tax rate	35.00%	35.00%

Expected income tax (recovery)	(159,796)	(12,900)	(1,310,878)
Excess of expected tax rate over tax rate of foreign affiliates	151,214	8,137	724,230
	(8,582)	(4,763)	(586,648)

Valuation allowance	8,235	4,206	576,611
Other	347	557	10,037
Income tax recovery	--	--	--
b) Deferred income taxes
The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized. The components of the net deferred income tax asset consist of the following temporary differences:
	Mar 31, 2007 US $	Dec 31, 2006 US $
Difference between tax base and reported amounts of depreciable assets	38,132	25,873
Non-capital loss carry forwards	2,529,097	2,525,363
	2,567,229	2,551,236
Valuation allowance	(2,567,229)	(2,551,236)
Deferred income tax asset	--	--
c) Loss carry forwards
At March 31, 2007, the Company has US$7,912,599 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.
Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	7,165,520	2023
Canada	7,994	2010
Barbados	739,085	2012
	7,912,599

Page20

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

10. Segmented Information
The Company’s petroleum and natural gas exploration activities are conducted in India. Management of the Company considers the operations of the Company as one operating segment. The following information relates to the Company’s geographic areas of operation.
	Mar 31, 2007 US $	December 31, 2006 US $
Oil & gas interests
India	11,431,133	9,722,738

11. Commitments, Contingencies and Guarantees
a) Restricted cash
i) The PSCs contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the minimum work program for a particular phase, to be undertaken annually during the budget period April 1 to March 31. These bank guarantees have been provided to the GOI and serve as guarantees for the performance of such minimum work program and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.
The term deposits securing these bank guarantees are as follows:
	March 31, 2007	December 31, 2006
	US $	US $
Exploration Block
Mehsana	155,000	711,445
Sanand/Miroli	910,000	905,000
Ankleshwar	950,000	600,000
Tarapur	940,000	1,200,000
DS	175,000	110,000
	3,130,000	3,526,445
ii) The Company has provided to its bankers as security for credit cards issued to employees for business purposes two term deposits, one in the amount of US$30,000 and the other in the amount of US$34,696 (Cdn$40,000).
b) Production Sharing Contracts
The Company is required to expend funds on the exploration activities to fulfill the terms of the minimum work commitment based on our participating interest for Phase I pursuant to the PSCs in respect of each of our exploration blocks as follows:
i) Mehsana - Acquire, process and interpret 75 square kilometers of 3D seismic and drill 7 exploratory wells between 1,000 and 2,200 meters.
ii) Sanand/Miroli - Acquire, process and interpret 200 square kilometers of 3D seismic and drill 12 exploratory wells between 1,500 and 3,000 meters.
iii) Ankleshwar - Acquire, process and interpret 448 square kilometers of 3D seismic and drill 14 exploratory wells between 1,500 and 2,500 meters.
iv)	DS 03 Block - Gravity and geochemical surveys and a 12,000 line kilometer aero magnetic survey.

Page21

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

11. Commitments, Contingencies and Guarantees (continued)
v) NELP-VI Blocks
On March 2, 2007, the Company along with its joint venture partners executed PSCs with the GOI covering four new exploration blocks awarded under the sixth round of the New Exploration Licensing Policy (NELP-VI).
The Company is also required to fund its participating interest for Phase I exploration and development costs incurred in fulfilling the minimum work commitments under these PSCs as outlined below. The Company's share of these costs is estimated to total approximately US$28.0 million for all four blocks over the four years of Phase I. The Production Exploration Licenses ("PELs") have not yet been issued on these four new blocks, therefore, the Phase I work commitment has not commenced.
1) KG Onshore Block - Reprocess 564 LKM of 2-D seismic; conduct a gravity and magnetic and geochemical survey; acquire, process and interpret 548 sq kms of 3-D seismic; and drill 12 exploratory wells between 2,000 and 5,000 meters.
2) RJ Block 20 - Reprocess 463 LKM of 2-D seismic; conduct a gravity and magnetic and geochemical survey; acquire, process and interpret 250 LKM of 2-D seismic and 700 sq kms of 3-D seismic; and drill a total of 12 exploratory wells between 2,000 and 2,500 meters.
3) RJ Block 21 - Reprocess 463 LKM of 2-D seismic; conduct a gravity and magnetic and geochemical survey; acquire, process and interpret 310 LKM of 2-D seismic and 611 sq kms of 3-D seismic; and drill a total of 8 exploratory wells between 2,000 and 2,500 meters.
4) DS 04 Block - Gravity and magnetic and geochemical surveys; acquire, process and interpret 325 LKM of 2-D seismic; and drill 10 core holes to a depth of approximately 500 meters.
Under the terms of all the PSCs, the Company is also required to keep in force a financial and performance guarantee, whereby the Company unconditionally and irrevocably guarantees to the GOI to fulfill or cause to be fulfilled all of its obligations under the PSCs.
c) KG Offshore Block
The first phase of the exploration period relating to the PSC for the KG Offshore Block has expired without the required minimum of at least fourteen wells being drilled during the first phase. GSPC, as operator and on behalf of the contracting parties, is engaged in seeking from the GOI its consent to an extension of the expiration date of the first phase of the exploration period and is also seeking to proceed to the second phase of the exploration period without relinquishing any of the contract area at the end of the first phase. In connection with the process of seeking these consents, on February 24, 2006, the management committee for the KG Offshore Block, which includes members representing the GOI, recommended a further extension of the first phase of twelve months to March 11, 2007. On February 9, 2007, GSPC proposed to the Directorate General of Hydrocarbons, a body under the Ministry of Petroleum & Natural Gas (“DGH”) and to the GOI that the contracting parties proceed to the next exploration phase (Phase II) upon completion of Phase I which was expiring on March 11, 2007. It was also requested, on behalf of the contracting parties, to not relinquish any of the contract area at the end of Phase I. On March 12, 2007, DGH noted the option of GSPC, on behalf of the contracting parties, to enter Phase II and advised that entry into Phase II, effective March 12, 2007, is subject to the following conditions: (1) any decision by the GOI on the substitution of the work program of Phase I will be binding on the contracting parties; and (2) any decision by the GOI on relinquishment of the 25% of original contract Area (ie. 462 sq. kms.) under the PSC would be binding on the contracting parties. The extension of Phase I for the 18 months to March 11, 2007 would be deducted from Phase II. As such, Phase II would have a term of one year and expire March 11, 2008 and four additional exploration wells would be required to be drilled between 1,100 and 2,850 meters before the end of Phase II to meet the Phase II minimum work commitment. As at May 10 2007, six exploratory wells have been drilled on the exploration block leaving eight exploration wells to be drilled to complete the Phase I commitment and four exploration wells to be drilled to complete the Phase II commitment.

Page22

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

11. Commitments, Contingencies and Guarantees (continued)
A seventh exploratory well, the KG#28 is also being drilled on the exploration block, however the KG#28 well has been classified as an appraisal well as defined under the PSC by the management committee. An eighth exploration well, the KG#30 commenced drilling on May 8, 2007 on the exploration block. Approval of the extension and the entering into of the second phase of exploration under the PSC without relinquishment of any portion of the contract area from the GOI is currently outstanding.
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
The termination of the PSC by the GOI would result in our loss of our interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries". The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC. Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of May 10, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.
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
Certain exploration costs related to the KG Offshore Block are incurred solely by and on behalf of the Company in providing its services under the CIA and are therefore not reimbursable under the CIA. As such, these costs have been capitalized in the Company's accounts under Oil and gas interests and at March 31, 2007 amount to US$4,017,095 (December 31, 2006 - US$3,111,676).
d) Tarapur Block
As the holder of a participating interest in the Tarapur Block, the Company is required to fund its 20% share of all exploration and development costs incurred on the exploration block. To March 31, 2007, US$3,972,765 (year ended December 31, 2006 - US$3,972,765) has been incurred under the terms of the Company's agreement with GSPC. The Company has budgeted to expend approximately US$2.7 million for exploration activities under the terms of the agreement over the period April 1, 2007 to November 22, 2007. These activities include the drilling of 3 exploration wells and the acquisition of 90 sq kms of 3-D seismic. Under the terms of the agreement, the Company is required to keep in force a financial and performance guarantee securing its performance under the Tarapur PSC.
e) Corporate Head Office
Our corporate head office is located at Suite #310, 605 - 1 Street SW, Calgary, Alberta, T2P 3S9 Canada. These premises are leased for a term of two years ending April 30, 2009 at an annual rental of approximately US$80,000 for base rent and operating costs. These premises include approximately 3,088 square feet which we consider adequate for our present activities.
.

Page23

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

12. Comparative figures
a)	As the Company is in its development stage, these figures represent the accumulated amounts of the continuing entity for the period from inception August 21, 2002 to March 31, 2007.
b)
Certain comparative figures have been restated and reclassified to conform with the presentation adopted in the current period. The restatement is due to an error in the classification of stock-based compensation. The impact of this restatement in the period ending March 31, 2006 was a reduction of US$33,713 in the net loss and comprehensive loss for the period from US$31,726 to a net earnings and comprehensive earnings for the period of US$1,987.

13. Recent Accounting Standards
a) Fair Value Measurements
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
b) The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.

Page24

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business Activities
We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves. We initiated these activities in 2003. Through March 31, 2007, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contract's ("PSCs") entered into with the Government of India ("GOI").
At May 14, 2007, we have not reported any proved reserves of oil or natural gas. We have entered into ten PSCs as set out below. Each PSC relates to a separate drilling block onshore or offshore India and each provides for multi-year and multi-phase exploration and drilling activities. Exploration and development activities pursuant to the terms of these agreements are expected to continue throughout 2007

The PSCs we have entered into with respect to ten exploration blocks are as follows:
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

All of our exploration activities should be considered highly speculative.

Page25

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Consolidated Financial Statements and the related Notes appearing elsewhere in this Quarterly Report. This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results and business plans discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere in this Quarterly Report. For further information, refer to the consolidated financial statements and footnotes and management's discussion and analysis thereto included in the Company's annual report on Form 10-KSB and as amended by Form 10-KSB/A for the year ended December 31, 2006.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 TO MARCH 31, 2006

Statements of Operations
Three months ended March 31, 2007 and 2006
During the three months ended March 31, 2007, we had expenses of $896,762 compared with expenses of $396,551 during the three months ended March 31, 2006. This increase is primarily the result of the adoption of a new accounting standard FAS 123(R) Share-Based Payment on January 1, 2006, which requires the recognition of the compensation cost for stock-based compensation arrangements with employees, consultants and directors, to be expensed over the stock-based compensations' respective vesting periods. The balance of the increase is primarily the result of our continuing increase in the scale of our participation in oil and gas exploration activities.
Our general and administrative expenses increased to $387,000 from $272,204. These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services. The increase is primarily the result of an increase of approximately $100,000 in our compensation cost for stock-based compensation arrangements with employees and directors being expensed over their respective vesting period.
Our consulting fees increased to $266,540 during the three months ended March 31, 2007 from $78,917 for the three month period ended March 31, 2006. Of this increase, $169,155 is attributable to the adoption of FAS 123(R) whereby compensation costs for stock-based compensation with consultants has been recognized in 2007 versus $nil in the same period of 2006. These consulting fees reflect $17,500 (2006 - $17,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters. The remaining increase is a result of the costs of a consultant to model, test and document our internal controls as required by Section 404 of the Sarbanes Oxley Act which were not incurred in the same period in 2006.
Professional fees increased to $231,572 during the three months ended March 31, 2007 from $35,741 during the three months ended March 31, 2006. Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements. The increase is mostly attributable to an approximately $160,000 increase in our fees paid to our auditors for additional work incurred in providing our audit services as well as testing of our internal controls as required by Section 404 of the Sarbanes Oxley Act during the three month period ending March 31, 2007 as compared to 2006.
Our other expenses and income during the three months ended March 31, 2007 resulted in income of $440,202 versus $398,538 for the same period in 2006. This increase in mostly attributed to an increase in interest income to $435,693 from $399,869 for the three months ended March 31, 2006 which is directly related to the increase in US prime interest rate as compared to 2006. Included in other expenses and income is a foreign exchange gain of $4,509 as compared to a loss in 2006 of $1,331.

Page26

Reflecting the increase in expenses due to the increase in our overall oil and gas activities offset by our increase in interest income during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, our net loss increased to $456,560 as compared to net earnings of $1,987 in 2006.
We capitalized overhead costs directly related to our exploration activities in India. During the three months ended March 31, 2007, these capitalized overhead costs were $905,735 as compared to $567,504 during the three months ended March 31, 2006. This increase is mostly attributed to $211,792 being the capitalized portion of the stock-based compensation for the three months ended March 31, 2007 versus $33,713 for the same period in 2006. The remaining balance of the increase is consistent with the increased scale of our participation in oil and gas exploration activities.

Liquidity and Capital Resources
At March 31, 2007, our cash and cash equivalents were $29,534,112 (December 31, 2006 - $32,362,978). The majority of these funds are currently held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.

Three months ended March 31, 2007 and 2006
The decrease in our cash and cash equivalents of $2,828,866 from $32,362,978 at December 31, 2006 is primarily the result of funds used in operating and investing activities and provided by financing activities as follows:
Our net cash used in operating activities during the three months ended March 31, 2007 was $62,532 as compared to $94,675 for the three months ended March 31, 2006. This decrease is mostly as a result of an increase in our stock-based compensation costs and our operating accounts payable, offset by an increase in our net loss for the period which is consistent with our increased costs related to our increased oil and gas exploration activities.
Cash used by investing activities during the three months ended March 31, 2007 was $2,786,534 as compared to $909,956 during the three months ended March 31, 2006. This increase is a result of additional expenditures on our oil and gas activities which is consistent with the increased scale of our participation.
Cash provided by financing activities for the three months ended March 31, 2007 was $20,200 as compared to $2,145,448 during the three months ended March 31, 2006. During the three months ended March 31, 2007, cash of $20,200 was provided from the issuance of 20,000 shares of common stock on the exercise of options in the first quarter of 2007. During the prior quarter ended March 31, 2006, cash of $206,050 was provided from the issuance of 195,000 shares of common stock on the exercise of options and $1,963,750 from the issuance of 785,500 common shares on the exercise of the 785,500 remaining 2003 Purchase Warrants, net of share issuance costs of $13,552.

Our Krishna Godavari Basin Agreements and Exploration Activities

The KG Offshore Block and Our Carried Interest Agreement
At March 31, 2007, GSPC, the operator of the KG Offshore Block, has expended on exploration activities approximately $32.6 million attributable to us under the PSC and the Carried Interest Agreement (“CIA”) as compared to $26.1 million at December 31, 2006. Of this amount, 50% is for the account of Roy Group (Mauritius) Inc. (“RGM”) under the terms of our Participating Interest Agreement with RGM, which leaves us with a net 5% interest. Under the terms of the CIA, GeoGlobal and RGM are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Offshore Block prior to the start date of initial commercial production.

Page27

Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Offshore Block. The management committee under the exploration contract relating to the KG Offshore Block has estimated that the total gross budget for the KG Offshore Block for the period April 1, 2007 to March 31, 2008 is $503.6 million. The estimated annual budget for costs to be incurred by GSPC for the twelve month period April 1, 2007 to March 31, 2008 attributable to the 10% carried interest attributable to us and RGM under the CIA is approximately $50.4 million. We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence. As provided in the CIA, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Offshore Block.
We will not realize cash flow from the KG offshore venture until such time as the expenditures attributed to us, including those expenditures made for the account of RGM under the CIA, have been recovered by GSPC from future production revenue. Under the terms of the CIA, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less

Matters Relating to Our KG Offshore Block PSC
The first phase of the exploration period relating to the PSC for the KG Offshore Block has expired without the required minimum of at least fourteen wells being drilled during the first phase. GSPC, as operator and on behalf of the contracting parties, is engaged in seeking from the GOI its consent to an extension of the expiration date of the first phase of the exploration period and is also seeking to proceed to the second phase of the exploration period without relinquishing any of the contract area at the end of the first phase. In connection with the process of seeking these consents, on February 24, 2006, the management committee for the KG Offshore Block, which includes members representing the GOI, recommended a further extension of the first phase of twelve months to March 11, 2007. On February 9, 2007, GSPC proposed to the Directorate General of Hydrocarbons, a body under the Ministry of Petroleum & Natural Gas (“DGH”) and to the GOI that the contracting parties proceed to the next exploration phase (Phase II) upon completion of Phase I which was expiring on March 11, 2007. It was also requested, on behalf of the contracting parties, to not relinquish any of the contract area at the end of Phase I. On March 12, 2007, DGH noted the option of GSPC, on behalf of the contracting parties, to enter Phase II and advised that entry into Phase II, effective March 12, 2007, is subject to the following conditions: (1) any decision by the GOI on the substitution of the work program of Phase I will be binding on the contracting parties; and (2) any decision by the GOI on relinquishment of the 25% of original contract Area (ie. 462 sq. kms.) under the PSC would be binding on the contracting parties. The extension of Phase I for the 18 months to March 11, 2007 would be deducted from Phase II. As such, Phase II would have a term of one year and expire March 11, 2008 and four additional exploration wells would be required to be drilled between 1,100 and 2,850 meters before the end of Phase II to meet the Phase II minimum work commitment. As at May 14 2007, six exploratory wells have been drilled on the exploration block leaving eight exploration wells to be drilled to complete the Phase I commitment and four exploration wells to be drilled to complete the Phase II commitment. A seventh exploratory well, the KG#28 is also being drilled on the exploration block, however the KG#28 well has been classified as an appraisal well as defined under the PSC by the management committee. An eighth exploration well, the KG#30 commenced drilling on May 8, 2007 on the exploration block. Approval of the extension and the entering into of the second phase of exploration under the PSC without relinquishment of any portion of the contract area from the GOI is currently outstanding.
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

Page28

The termination of the PSC by the GOI would result in our loss of our interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries". The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC. Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of May 14, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.
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

The KG Offshore Block Drilling Activities
GSPC currently has contracted with Saipem SPA, part of ENI, Italy, for the Saipem Perro Negro 3 jack-up drilling rig to drill 10 exploratory wells, with an option of extending the contract for 2 additional exploratory wells. As of May 14, 2007, the Saipem Perro Negro 3 drilling rig has drilled five exploratory wells and is currently drilling one well, the KG#28. Two of the five exploratory wells, the KG#1 drilled in 2004 and the KG#11 drilled in 2005 have both been abandoned. While testing deemed satisfactory by GSPC has been completed, the remaining three exploratory wells, the KG#8 drilled in 2005, and the KG#17 and KG#15 drilled in 2006, all drilled from the KG#8 well platform, have been suspended awaiting the results of future wells drilled from this platform.
On February 6, 2007, the Saipem Perro Negro 3 rig commenced drilling the KG#28 well from the KG#8 platform. The KG#28 well will be the sixth well drilled by the Saipem Perro Negro 3 jack-up drilling rig. The KG#28 well, a further exploratory well, has been classified by the management committee as an “appraisal well” for the purposes of the PSC and it is currently being drilled directionally to an intended total vertical depth (“TVD”) of approximately 5,050 meters deviating approximately 1,500 meters East of the KG#8 wellhead location.
GSPC has also entered into a 25 month contract with Atwood Oceanics Inc., a Houston based International Offshore Drilling Contractor, for the Atwood Beacon jack-up drilling rig to drill additional exploration wells on the KG Offshore Block.
On January 3, 2007, the Atwood Beacon rig commenced drilling the KG#16 exploratory well. This is the first exploratory well to be drilled using the Atwood Beacon rig. The KG#16 well is situated in shallow water of approximately 109 meters and is approximately 5 kilometers East of the location where the Saipem Perro Negro 3 jack-up drilling rig is located. On May 14, 2007 it was announced that GSPC had completed the drilling of the KG#16 well to a total depth (“TD”) of 5,372 meters measured depth (“MD”). A complete suite of modern logs have been run and the well is currently being cased with a 7 inch liner to TD. A testing program has been designed based upon independent log analyses, as well as core samples, MDT’s (“Modular Formation Dynamics Tester”) and hydrocarbon show while drilling. The testing program is expected to commence before the end of the May.
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
On May 14, 2007, it was further announced that GSPC has recently contracted a fourth drilling rig named “Deep Driller 1”. The Deep Driller 1 is owned by Sinvest ASA out of Norway and is a jack-up rig capable of operating in water depths of approximately 120 meters. The term of the contract is for two years from the date of spud of the first well.

Page29

On May 8, 2007, GSPC commenced drilling the KG#30 exploratory well with the Deep Driller 1. The KG#30 well is situated approximately 15.5 kilometers Northeast of the KG#11 well, and is intended to be drilled vertically in shallow waters of approximately 45 meters to a TVD of approximately 4,200 meters. The KG#30 will be the first exploratory well to test the deepest part of the northern graben in the KG Offshore Block.

The KG Onshore Block Agreement
OIL, as operator for this KG Onshore Block is in the process of applying for the Production Exploration License ("PEL"), which when issued will allow OIL to commence the Phase I work program commitments.
Under the PSC for the KG Onshore Block, the Phase I work commitment consists of reprocessing 564 LKM of 2D seismic, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 548 sq km of 3D seismic. This Phase I commitment further consists of the drilling of 12 exploration wells to various depths between 2,000 and 5,000 meters. We will be required to fund our 10% proportionate share of the costs incurred in these activities estimated to be approximately $8.5 million over the four years of the first phase of the work commitment with respect to a 10%participating interest in the block and approximately $21.4 million with respect to a 25% participating interest in the block.

Cambay Basin Agreements and Drilling Activities
At March 31, 2007, we are parties to four PSCs relating to exploration blocks in the Cambay Basin. These include the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block and the Tarapur Block.
Mehsana Block
This PSC provides that the exploration activities of the first exploration phase, which commenced May 21, 2004, are to be conducted over a period of 2.5 years. During the first exploration phase on this exploration block, the parties are to acquire 75 sq kms of 3D seismic data, reprocess 650 LKM of 2D seismic data and conduct a geochemical survey, all of which has been completed. In addition, the parties are to drill seven exploratory wells between 1,000 to 2,200 meters. As at May 14, 2007, two of the seven exploration wells have been drilled on this block, the first being CB-2 well drilled to a TVD of 2,500 meters and the second, CB-3 well drilled to a TVD of 2,350 meters. Both of these wells did not proceed into a testing program and were subsequently abandoned. Results of these wells are currently being evaluated before proceeding to the next drilling location.
The first exploration phase relating to the PSC for the Mehsana Block expired without the required minimum of seven wells having been drilled. In October, 2006 the management committee under the PSC for the Mehsana Block approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from November 21, 2006 to May 20, 2007. Further, on April 6, 2007 the members of the operating committee under the Mehsana Block operating agreement resolved to submit an application to the GOI for extension for an additional six months to November 20, 2007 to complete the minimum work program under Phase I. In seeking that extension, the joint venture partners agreed to provide a 100% bank guarantee and a 10% cash payment to be agreed upon based on pre-estimated liquidated damages for the unfinished minimum work program as reasonably determined by DGH, which has not yet been determined. As well, the contractor would be required to relinquish 25% of the block pursuant to the provisions of the PSC. The period of extension will be set off against the term of the Second Phase which would reduce Phase II to one year expiring November 20, 2008. Final consent to this extension is awaiting GOI approval.
At March 31, 2007, we have incurred costs of approximately $1.3 million with respect to exploration activities on the Mehsana Block. We estimate that our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008 fiscal year which will include the drilling of the remaining five wells from the Phase I work commitment, will be approximately $1.8 million
Sanand/Miroli Block
This PSC provides that the exploration activities, which commenced July 29, 2004, are to be conducted over a period of 2.5 years. During the first exploration phase on the Sanand/Miroli Block, the parties are to acquire 200 sq kms of 3-D seismic data, reprocess 1,000 LKM’s of 2-D seismic data, and conduct a geochemical survey. GSPC as operator has completed these exploration activities which included the acquisition, processing and interpretation of a 463 sq km onshore 3-D seismic program. In addition, we are to drill twelve exploratory wells between 1,500 to 3,000 meters, of which two have been drilled and one is currently drilling as of May 14, 2007.

Page30

Drilling operations using the DALMA MR#4 Rig commenced on this block on November 15, 2006 with the drilling of the first of the twelve exploration wells. The M1 well was drilled to a TVD of 2,300 meters and was temporarily suspended. The well has subsequently been re-entered and drilled to a TVD of 2,463 meters. As of May 14, 2007, the well has been logged and will undergo testing. The same rig spud a second well, the M4 well, on February 24, 2007 which was drilled to a TVD of 2,226 meters. This well was logged, cased and is currently being tested. A third well, the M2 well, commenced drilling using the DRIPL 1500 HP rig on March 26, 2007 and as of May 14, 2007, the well had not reached its intended TVD of 3,300 meters.
The first exploration phase relating to the PSC for the Sanand/Miroli Block expired without the required minimum of twelve wells having been drilled. On December 29, 2006 the management committee approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from January 28, 2007 to July 28, 2007. The period of extension will be set off against the term of the Second Phase which would reduce Phase II to 1.5 years expiring January 28, 2009. Final consent to this extension is awaiting GOI approval.
As at March 31, 2007 we have incurred costs of approximately $1.1 million with respect to exploration activities on the Sanand/Miroli Block. We estimate that our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008, which will include the drilling of the remaining nine wells from the Phase I work commitment, will be approximately $2.6 million based on our 10% PI.

Ankleshwar Block
Under the terms of our PSC for the Ankleshwar Block, the first phase of our work commitment covers a period of three years and commenced April 1, 2006. The Phase I work commitment was to acquire, process and interpret 448 sq kms of 3-D seismic and reprocess 650 LKM’s of 2-D seismic, a substantial portion of which as at May 14 is near completion. In addition, we are to drill 14 exploratory wells between 1,500 to 2,500 meters. As at March 31, 2007 we have incurred costs of approximately $700,000 on the Ankleshwar Block for our 10% participating interest. We estimate our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008, which we anticipate will include the drilling of 8 of the 14 exploratory wells, will be approximately $2.7 million based on our 10% PI.

Tarapur Block
Through May 14, 2007, GSPC has drilled eight exploratory wells on this block, of which, three wells have been abandoned. The Tarapur 1, 5, 7, G, and P have been suspended awaiting a possible future development program. On April 26, 2007, GSPC commenced drilling the TS-4 exploratory well with the DALMA MR#1 rig to an estimated TVD of 2,700 meters. GSPC further commenced drilling the Tarapur 6 exploratory well on April 28, 2007 to an estimated TVD of 1,750 meters to delineate the extent of the Tarapur G discovery before the submission of a two-well appraisal program to the GOI under the terms of the PSC. GSPC plans on bringing to the block, one more drilling rig and drilling an additional five exploratory wells before the expiry of the PSC on November 22, 2007.
To March 31, 2007, we have incurred costs of approximately $4.0 million under the terms of our agreement with GSPC for our 20% PI share of exploration costs. The third and final phase of exploratory activities on the Tarapur Block had a term of 2 years expiring November 22, 2007 with a work commitment to drill one well to a depth of 3,000 meters or to the Deccan trap. This requirement has been completed and all areas not encompassing a commercial discovery after November 22, 2007 will be relinquished back to the GOI. Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery on the Tarapur Block by acquiring a 30% participating interest as provided under the PSC. The exercise of this right would result in the reduction of our PI to 14%.
Estimated total capital expenditures we will be required to contribute to exploration activities on this block, which will include the drilling of these seven wells over the period April 1, to November 22, 2007 based on our 20% PI will be approximately $2.7 million.

Page31

Financial Commitments
In connection with these four PSCs, we have provided to the GOI four irrevocable letters of credit totaling $2,955,000 (Mehsana $155,000, Sanand/Miroli $910,000, Ankleshwar $950,000 and Tarapur $940,000) (December 31, 2006 - $2,216,445) secured by our term deposits in the same amount. These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period April 1, 2007 to March 31, 2008 of Phase I of these Cambay Basin Agreements.

The Deccan Syneclise Basin Agreements and Drilling Activities

DS 03 Block
Under the terms of the PSC for the DS 03 Block, the work commitment under Phase I which commenced September 4, 2006, is to complete a gravity magnetic and geochemical survey and acquire an aero magnetic survey of 12,000 LKM’s. We will be required to fund our 100% participating interest of the costs incurred in these activities originally estimated to be approximately $625,000 over the three years of the first phase. As at March 31, 2007, we have incurred costs of approximately $120,000 on this block.
We estimate our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008 will be approximately $500,000 based upon our PI in this PSC. As at March 31, 2007 we have provided to the GOI, an irrevocable letter of credit totaling $175,000 secured by our term deposit in the same amount. This letter of credit serves as a guarantee for the performance of the minimum work commitment for the budget period April 1, 2006 to March 31, 2007 of Phase I of these Cambay Blocks.

DS 04 Block
We, as operator for this DS 04 Block have submitted application for the PEL to the State of Maharashtra on May 2, 2007 which when issued will allow us to commence the Phase I commitment work program. Under the PSC for the DS 04 Block, the Phase I work commitment consists of conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 325 LKM of 2-D seismic. We further committed to drill 10 core holes to a depth of approximately 500 meters. We will be required to fund our 100% proportionate share of the costs incurred in these activities estimated to be approximately $1.45 million over the four years of the first phase of the work commitment.

The Rajasthan Basin Agreements and Drilling Activities

OIL, as operator for both these exploration blocks is in the process of applying for the PEL, which when issued will allow the parties to commence the Phase I work program commitments.
The combined Phase I work commitments under the PSCs for RJ Block 20 and RJ Block 21 consist of reprocessing of a total 926 LKM of 2-D seismic, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 560 LKM of 2-D seismic and 1,311 sq km of 3-D seismic. The combined Phase I commitments further consist of drilling a total of 20 exploration wells over both blocks to various depths between 2,000 and 2,500 meters. We will be required to fund our 25% proportionate share of the costs incurred in these activities estimated to be approximately $18.3 million over the four years of the first phase of the work commitments.

2007 Activities
We expect our exploration and development activities pursuant to the PSCs we are parties to will continue throughout 2007 in accordance with the terms of those agreements. In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the GOI in the future. As of May 14, 2007, we have no specific plans to join with others in bidding for any specific PSCs in India. We expect that our interest in any such ventures would involve a minority PI in the venture. In addition, as opportunities arise, we may seek to acquire minority PI's in exploration blocks where PSCs have been heretofore awarded by the GOI. The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

Page32

We may during the year 2007 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries. As of May 14, 2007, we have not been awarded any such interests
We expect to continue with our drilling activities in our KG Offshore Block and Cambay Blocks during 2007. We anticipate Jubilant, as operator of the Mehsana Block to continue the drilling of the remaining five wells of the seven wells committed under the first phase. Similarly, we expect GSPC as operator of the Sanand/Miroli Block to continually drill the remaining nine wells of the twelve wells in the Phase I commitment. In addition, we expect GSPC as operator of the Ankleshwar Block to commence the drilling of the first of eight wells budgeted for the 12 months ended March 31, 2008. These eight wells are part of a fourteen well commitment under Phase I of the PSC covering the Ankleshwar Block.
In addition, we anticipate GSPC as operator of the Tarapur Block to drill a possible three additional exploration wells and two appraisal wells before November 22, 2007, the expiry of our PSC covering the Tarapur Block.
Depending upon the scope of our activities during the year 2007, we may require additional capital for the funding of our activities under the PSCs we are currently a party to as well as support for our bidding for other PSCs that may be awarded in India or elsewhere. In addition, we may require additional funds for the possible acquisition of further minority PIs in PSCs in drilling blocks heretofore awarded and that we may hereafter propose to enter into in India and possibly elsewhere. We believe it can be expected that our interest in further or additional PSCs would be a PI. As the holder of a PI in any such activities, it can be expected that we will be required to contribute capital to any such ventures in proportion to our percentage interest.
As of May 14, 2007, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that may be required for these purposes. As of that date, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that if we seek to raise additional capital it will be through the sale of equity securities. As of May 14, 2007, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.
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

Page33

These statements appear, among other places, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". If our plans fail to materialize, your investment will be in jeopardy.
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

Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military or terrorist activities could have a material adverse effect on us. We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption "Risk Factors" herein. They are also described in our Annual Report on Form 10-KSB as amended by Form 10-KSB/A for the year ended December 31, 2006, our Quarterly Reports on Form 10-QSB and 10-Q, and our Current Reports on Form 8-K. These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

Page34

Risks Relating to Our Oil and Gas Activities
Because We Are In the Early Stage Of Developing Our Activities, There Are Considerable Risks That We Will Be Unsuccessful
We are in the early stage of developing our operations. Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the GOI. We have realized no revenues from our oil and natural gas exploration and development activities and do not claim any proved reserves of oil or natural gas. As of May 14, 2007, a venture in which we have a net 5% carried interest has drilled and abandoned two wells; has drilled tested and cased three wells; is currently casing and testing one well; and is currently drilling two wells. Two ventures that we have a 10% PI have drilled and abandoned two wells; are in the testing phase of two wells; and are currently drilling one well. One venture that we have a 20% PI has drilled eight wells of which three have been abandoned and five have been suspended awaiting a possible future development program and are currently drilling two wells.
Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSCs we are a party to. There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities. In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered and as of May 14, 2007, there are no or limited facilities for the delivery and storage of hydrocarbons on the areas covered by our PSCs. The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest. Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.
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

Page35

Possible Inability of Contracting Parties to Fulfill Phase One of the Minimum Work Program for Certain of Our PSCs
Our PSC relating to the KG Offshore Block provides that by the end of the first phase of the exploration phase the contracting parties shall have drilled at least fourteen wells. The first phase of the exploration period relating to the PSC for the KG Offshore Block has expired without the required minimum of at least fourteen exploration wells being drilled during the first phase. GSPC, as operator and on behalf of the contracting parties, is engaged in seeking from the GOI its consent to an extension of the expiration date of the first phase of the exploration period and is also seeking to proceed to the second phase of the exploration period without relinquishing any of the contract area at the end of the first phase. In connection with the process of seeking these consents, on February 24, 2006, the management committee for the KG Offshore Block, which includes members representing the GOI, recommended a further extension of the first phase of twelve months to March 11, 2007. On February 9 2007, GSPC proposed to the Directorate General of Hydrocarbons, a body under the Ministry of Petroleum & Natural Gas (“DGH”) and to the GOI that the contracting parties proceed to the next exploration phase (Phase II) upon completion of Phase I which was expiring on March 11, 2007. It was also requested, on behalf of the contracting parties, to not relinquish any of the contract area at the end of Phase I. On March 12, 2007 DGH noted the option of GSPC, on behalf of the contracting parties, to enter phase two and advised that entry into phase two, effective March 12, 2007, is subject to the following conditions: (1) Any decision by the GOI on the substitution of the Work Program of Phase I will be binding on the contracting parties; and (2) Any decision by the GOI on relinquishment of the 25% of original contract Area (ie. 462 sq. kms.) under the PSC would be binding on the contracting parties. The extension of the first phase for the 18 months to March 11, 2007 would be deducted from the next succeeding exploration phase. As such the second phase would have a term of one year and expire March 11, 2008. As at May 14, 2007, six exploratory wells have been drilled on the exploration block leaving eight exploration wells to be drilled. A seventh well, the KG#28 is also being drilled on the exploration block, but has been classified by the management committee as an appraisal well for the purposes of the PSC. An eighth exploration well, the KG#30 commenced drilling on May 8, 2007 on the exploration block. Approval of the extension and the entering into the second phase of exploration under the PSC without relinquishment of any portion of the contract area from the GOI is currently outstanding. Unless this approval is granted, the Company may be liable for the consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC. The PSC has provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract. Termination rights can be exercised after giving ninety days written notice. This failure to timely complete the minimum work commitment, though the Company has been advised by GSPC there is no precedence, may be deemed by the GOI to be a failure to comply with the provisions of the contract in a material particular.
The termination of the PSC by the GOI would result in the loss of the Company’s interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries". The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC. Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of May 14, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.
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

Page36

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
There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future. Our operations were recently established, and as such, we have no substantial operating history to serve as the basis to predict our ability to further the development of our business plan. Likewise, the outcome of our exploratory drilling activities, as well as our quarterly and annual operating results cannot be predicted. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects. Through May 14, 2007, we abandoned two wells drilled on the KG Offshore Block, two wells on the Mehsana Block and three wells on the Tarapur Block and it is likely that in some future quarter our stage of development or operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells abandoned. In such event, the trading price of our common stock may be materially and adversely affected.

Page37

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
As of March 31, 2007, we had cash and cash equivalents of approximately $29.5 million. We currently expect that our available cash will be sufficient to fund us through the budget periods ending March 31, 2008 and through the balance of 2007 at our present level of operations on the ten exploration blocks in which we are currently a participant including our newly acquired NELP-VI exploration blocks. Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our six exploration blocks, excluding our newly acquired NELP-VI exploration blocks, totals approximately $12.7 million during the period April 1, 2007 to March 31, 2008. We anticipate total expenditures on the four newly acquired NELP-VI blocks for the first exploration phase which covers four years to be approximately $28 million.  Any further PSCs we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us. We may be unsuccessful in raising the capital necessary to meet these capital requirements. There can be no assurance that we will be able to raise the capital.
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

Page38

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of May 14, 2007, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 32,523,667 shares or approximately 49.1% of our outstanding Common Stock. As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions. These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions. These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders. Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock. Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

Our Reliance On A Limited Number Of Key Management Personnel Imposes Risks On Us That We Will Have Insufficient Management Personnel Available If The Services Of Any Of Them Are Unavailable
We are dependent upon the services of our President and Chief Executive Officer, Jean Paul Roy, and Executive Vice President and Chief Financial Officer, Allan J. Kent. The loss of either of their services could have a material adverse effect upon us. We currently do not have employment agreements with either of such persons or key man life insurance. The services of Mr. Roy are provided pursuant to the terms of an agreement with a corporation wholly-owned by him. At present, Mr. Kent’s services are provided through an oral agreement. Accordingly, these agreements do not contain any provisions whereby Mr. Roy and Mr. Kent have direct contractual obligations to us to provide services or refrain from other activities.
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
At present, our only oil and gas interests are our contractual rights under the terms of the ten PSCs with the GOI that we have entered into. We are not and will not be the operator of any of the exploration, drilling and production activities conducted on our exploration blocks, with the exception of the DS blocks in which we are the operator. Accordingly, the realization of successes in the exploration of the blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.
Under the terms of our CIA for the KG Offshore Block, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block prior to the start date of initial commercial production. However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less. Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the PSC for which our interest is carried was originally estimated to be approximately $22.0 million. Additional drilling costs including the drilling to depths in excess of 5,000 meters, where higher downhole temperatures and pressures are encountered, versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in additional costs exceeding originally estimated expenditures. As a consequence of these additional drilling costs incurred, as of May 14, 2007, the annual budget for the period April 1, 2007 to March 31, 2008 submitted to the Management Committee under the PSC for the KG Offshore Block estimates that GSPC will expend approximately $50.4 million attributed to us (including the amount attributable to RGM) under the CIA over the period April 1, 2007 to March 31, 2008. Further additional expenditures may be required for cost overruns and completions of commercially successful wells. We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence. Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement between us and Roy Group (Mauritius) Inc. We are not entitled to any share of production from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the CIA, have been recovered by GSPC from future production revenue. Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Offshore Block. As provided in the CIA, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Offshore Block.

Page39

Certain Terms Of The Production Sharing Contracts May Create Additional Expenses And Risks That Could Adversely Affect Our Revenues And Profitability
The PSCs contain certain terms that may affect the revenues of the joint venture participants to the agreements and create additional risks for us. These terms include, possibly among others, the following:
•
The venture participants are required to complete certain minimum work programs during the two or three phases of the terms of the PSCs. In the event the venture participants fail to fulfill any of these minimum work programs, the parties to the venture must pay to the GOI their proportionate share of the amount that would be required to complete the minimum work program. Accordingly, we could be called upon to pay our proportionate share of the estimated costs of any incomplete work programs. At May 14, 2007, we have failed to complete phase one work programs under three of our PSCs within the time periods agreed. We have applied to the GOI for extensions of these allotted time periods and are awaiting the GOI response.

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

Page40

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

Page41

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

Page42

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

Page43

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from changes in market rates and prices. We are exposed to the impact of market fluctuations associated with the following:

Commodity Price Risk
Oil and natural gas prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, international supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both international and domestic. We cannot predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect our ability to obtain capital to fund our activities and could in the future require a reduction in the carrying value of our oil and gas properties. Similarly, an improvement in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.
At March 31, 2007, we had not entered into any market risk sensitive instruments, as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Interest Rate Risk
At March 31, 2007, we had approximately $29.5 million in cash and cash equivalents. Substantially, all these funds are held in U.S. dollars and our cash equivalents are invested in high-quality credit instruments, primarily of money market funds with maturities of 90 days or less. We do not expect any material loss from cash equivalents, and therefore we believe our interest rate exposure on invested funds is not material. Fluctuations in interest rates can be expected to affect the interest income we receive on the invested funds.
At March 31, 2007, we had no long-term debt outstanding and held no market risk sensitive instruments related to the interest rate risk.

Foreign Currency Risk
Substantially, all of our cash and cash equivalents are held in U.S. dollars or U.S. dollar denominated securities. At March 31, 2007, we had no operating revenues. Certain of our expenses are fixed or denominated by foreign currencies including the Canadian dollar and the Indian Rupees. We are exposed to market risks associated with fluctuations in foreign currency exchange rates related to our transactions denominated in currencies other than the U.S. dollar.
At March 31, 2007, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

Page44

ITEM 4. CONTROLS AND PROCEDURES

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

PART II
OTHER INFORMATION

ITEM 1A. RISK FACTORS

The description of the Risk Factors associated with an investment in our Common Stock set forth under the heading Risk Factors in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q are incorporated into this Part II Item 1A by reference and supersede the discussion of risk factors under the heading in Part II, Item 6 Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-KSB as amended by a Form 10-KSB/A for the year ended December 31, 2006.

ITEM 6. EXHIBITS

1.01*	Production Sharing Contract dated March 2, 2007, between the Government of India, Oil India Limited and GeoGlobal Resources (Barbados) Inc. with respect to Exploration block KG-ONN-2004/1
1.01.1*	Letter Agreement dated September 14, 2006 between Oil India Limited and the Company with respect to the acquisition of an additional 15% participating interest in Exploration block KG-ONN-2004/1
1.02*	Production Sharing Contract dated March 2, 2007, between the Government of India, Oil India Limited and GeoGlobal Resources (Barbados) Inc. with respect to Exploration block RJ-ONN-2004/2
1.03*
Production Sharing Contract dated March 2, 2007, between the Government of India, Oil India Limited, Hindustan Petroleum Corpn. Ltd. and GeoGlobal Resources (Barbados) Inc with respect to Exploration block RJ-ONN-2004/3

1.04*	Production Sharing Contract dated March 2, 2007, between the Government of India and GeoGlobal Resources (Barbados) Inc. with respect to Exploration Block DS-ONN-2004/1
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

* filed herewith

Page45

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.
-----------------
(Registrant)

May 14, 2007

/s/ Jean Paul Roy
------------------------
Jean Paul Roy
President and Chief Executive Officer
(Principal Executive Officer and Director)

May 14, 2007

/s/ Allan J. Kent
----------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting)