Form 10-Q
period 2007-06-30
GEOGLOBAL RESOURCES INC.
filed 2007-08-14
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007;
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission file Number: 1-32158

GEOGLOBAL RESOURCES INC.
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

DELAWARE	33-0464753
(State or other jurisdiction of incorporation of organization)	(I.R.S. employer identification no.)

SUITE #310, 605 – 1 STREET SW, CALGARY, ALBERTA, CANADA   T2P 3S9
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

YES [X]	NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	Accelerated filer	☑	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2007
COMMON STOCK, PAR VALUE $.001 PER SHARE	72,205,755

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (Unaudited)	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2007 and June 30, 2006 and from inception on August 21, 2002 to June 30, 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and June 30, 2006 and from inception on August 21, 2002 to June 30, 2007 (Unaudited)	5

	Notes to the Consolidated Financial Statements as at June 30, 2007 (Unaudited)	6-25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	51

Item 6.	Exhibits	51

PART I. FINANCIAL INFORMATION Item 1. CONSOLIDATED FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2007 US $	December 31, 2006 US $

Assets
Current
Cash and cash equivalents	55,355,586	32,362,978
Accounts receivable	198,806	202,821
Cash call receivable	62,547	--
Prepaids and deposits	111,864	31,232
	55,728,803	32,597,031

Restricted cash (note11a)	3,197,616	3,590,769
Property and equipment (note 3)	633,620	183,427
Oil and gas interests, not subject to depletion (note 4)	12,580,737	9,722,738

	72,140,776	46,093,965

Liabilities
Current
Accounts payable	643,731	1,888,103
Accrued liabilities	212,959	33,487
Due to related companies (notes 8c, 8d and 8e)	28,067	33,605
	884,757	1,955,195
Stockholders' Equity (note 5)
Capital stock
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
72,205,755 common shares (December 31, 2006 – 66,208,255)	57,614	51,617
Additional paid-in capital	75,036,707	47,077,827
Deficit accumulated during the development stage	(3,838,302)	(2,990,674)
	71,256,019	44,138,770

	72,140,776	46,093,965
See Commitments, Contingencies and Guarantees (note 11) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,		Period from Inception, August 21, 2002 to June 30, 2007 US $
	2007 US $	2006 US $	2007 US $	2006 US $
		Restated (note 12b)			(note 12a)
Expenses (notes 6b, 8c, 8d and 8e)
General and administrative	393,135	423,490	780,135	695,694	3,290,851
Consulting fees	304,726	90,100	571,266	169,017	2,435,517
Professional fees	109,922	65,187	341,494	100,928	1,094,170
Depreciation	12,694	11,310	24,344	20,999	235,654
	820,477	590,087	1,717,239	986,638	7,056,192
Other expenses (income)
Consulting fees recovered	--	--	--	--	(66,025)
Equipment costs recovered	--	--	--	--	(19,395)
Gain on sale of equipment	--	--	--	--	(42,228)
Foreign exchange (gain) loss	(8,210)	(2,752)	(12,719)	(1,421)	13,828
Interest income	(421,199)	(427,749)	(856,892)	(827,618)	(3,104,070)
	(429,409)	(430,501)	(869,611)	(829,039)	(3,217,890)

Net loss and comprehensive loss for the period (note 9)	(391,068)	(159,586)	(847,628)	(157,599)	(3,838,302)

Net loss per share – basic and diluted (note 5g)	(0.01)	0.00	(0.01)	0.00
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended June 30,		Six months ended June 30,		Period from Inception, August 21, 2002 to June 30, 2007 US $
	2007 US $	2006 US $	2007 US $	2006 US $
		Restated (note 12b)			(note 12a)
Cash flows provided by (used in) operating activities
Net loss	(391,068)	(159,586)	(847,628)	(157,599)	(3,838,302)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	12,694	11,310	24,344	20,999	235,654
Gain on sale of equipment	--	--	--	--	(42,228)
Stock-based compensation (note 6b)	317,962	127,945	670,207	213,041	1,860,383
Changes in operating assets and liabilities:
Accounts receivable	(39,053)	129,964	4,015	(1,037)	(123,806)
Prepaids and deposits	31,628	--	(80,632)		(111,864)
Accounts payable	(34,458)	(23,951)	89,576	29,160	124,227
Accrued liabilities	(33,487)	14,700	(33,487)	(17,500)	--
Due to related companies	19,171	(37,926)	(5,538)	(119,282)	(13,689)
	(116,611)	62,457	(179,143)	(32,218)	(1,909,625)
Cash flows provided by (used in) investing activities
Oil and gas interests	(884,355)	(1,753,645)	(2,380,958)	(3,980,626)	(11,337,007)
Property and equipment	(123,793)	(20,726)	(474,537)	(60,983)	(909,846)
Proceeds on sale of equipment	--	--	--	--	82,800
Cash acquired on acquisition (note 7)	--	--	--	--	3,034,666
Restricted cash (note 11a)	(2,920)	(1,173,462)	393,153	(1,209,836)	(3,197,616)
Changes in investing assets and liabilities:
Cash call receivable	(62,547)	(15,464)	(62,547)	(33,885)	(62,547)
Accounts payable	170,665	861,438	(1,402,238)	1,155,515	402,206
Accrued liabilities	(24,684)	(595,573)	212,959	522,427	212,959
	(927,634)	(2,697,432)	(3,714,168)	(3,607,388)	(11,774,385)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares and 2007 stock purchase warrants	28,700,475	548,100	28,720,675	2,717,900	74,952,165
Share issuance costs	(1,903,046)	(45,000)	(1,903,046)	(58,552)	(4,068,917)
Changes in financing liabilities:
Note payable (note 8a)	--	--	--	--	(2,000,000)
Accounts payable	68,290	--	68,290	(10,800)	129,368
Due to related companies	--	--	--	--	26,980
	26,865,719	503,100	26,885,919	2,648,548	69,039,596
Net increase (decrease) in cash and cash equivalents	25,821,474	(2,131,875)	22,992,608	(991,058)	55,355,586

Cash and cash equivalents, beginning of period	29,534,112	37,178,205	32,362,978	36,037,388	--

Cash and cash equivalents, end of period	55,355,586	35,046,330	55,355,586	35,046,330	55,355,586

Cash and cash equivalents
Current bank accounts	582,336	434,496	582,336	434,496	582,336
Term deposits	54,773,250	34,611,834	54,773,250	34,611,834	54,773,250
	55,355,586	35,046,330	55,355,586	35,046,330	55,355,586
The accompanying notes are an integral part of these Consolidated Financial Statements

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

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

2.         Significant Accounting Policies

a)         Basis of presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with Regulation S-X and the instructions to Form 10-Q under the U.S. Securities and Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

        June 30, 2007

2.         Basis of presentation (continued)

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

3.         Property and Equipment

	June 30, 2007 US$	December 31, 2006 US$

Computer and office equipment	338,327	324,419
Accumulated depreciation	(193,426)	(169,082)
	144,901	155,337

Office building	488,720	28,090
	633,621	183,427

4.         Oil and Gas Interests
	June 30, 2007 US$	December 31, 2006 US$
Exploration – India
Exploration costs incurred in:
2002	21,925	21,925
2003	156,598	156,598
2004	460,016	460,016
2005	1,578,124	1,578,124
2006	7,506,075	7,506,075
	9,722,738	9,722,738
2007	2,857,999	--
	12,580,737	9,722,738

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

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

4.	Oil and Gas Interests (continued)

b)         Capitalized overhead costs
Included in the US$2,857,999 of exploration cost additions during the six months ended June 30, 2007 (year ended December 31, 2006 – US$7,506,075) are certain overhead costs capitalized by the Company in the amount of US$1,673,996 (year ended December 31, 2006 – US$2,133,984) directly related to the exploration activities in India.  The capitalized overhead amount includes capitalized stock-based compensation of US$477,041 (year ended December 31, 2006 - US$766,689) (see note 6b) of which US$114,100 (year ended December 31, 2006 – US$323,283) was for the account of a related party (see note 8c).  Further, the capitalized overhead amount includes US$946,955 (year ended December 31, 2006 - US$1,000,705) which was paid to third parties.  The balance of US$250,000 was paid to and on behalf of a related party (year ended December 31, 2006 – US$366,590) (see note 8c).  These costs related to the exploration activities in India are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 4c).

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

As at June 30, 2007, GSPC has incurred costs of Rs 177.06 crore (approximately US$40.7 million) (December 31, 2006 – Rs 114.96 crore (approximately US$26.1 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

GeoGlobal has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to GeoGlobal under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of GeoGlobal (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above US$59.23 million.  GSPC asserts that the amount payable is US$44.68 million including interest of US$4.43 million as of June 30, 2007.   GeoGlobal disputes this assertion of GSPC.  See note 11d.

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

4.	Oil and Gas Interests (continued)

d)	Participating Interest Agreement
On March 27, 2003, GeoGlobal entered into a Participating Interest Agreement (“PIA”) with RGM, whereby GeoGlobal assigned and holds in trust for RGM subject to GOI consent, 50% of the benefits and obligations of the PSC covering the Exploration Block KG-OSN-2001/3 ("KG Offshore Block") and the CIA leaving GeoGlobal with a net 5% participating interest in the KG Offshore Block and a net 5% carried interest in the CIA.  Under the terms of the PIA, until the GOI consent is obtained, GeoGlobal retains the exclusive right to deal with the other parties to the KG Offshore Block and the CIA and is entitled to make all decisions regarding the interest assigned to RGM, RGM has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal in regard to RGM's interest and to be liable to GeoGlobal for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest.  RGM has agreed to indemnify GeoGlobal against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM's failure to pay the same.  Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the KG Offshore Block.  GeoGlobal has a right of set-off against sums owing to GeoGlobal by RGM.  In the event that the Indian government consent is delayed or denied, resulting in either RGM or GeoGlobal being denied an economic benefit it would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the PIA.  As a consequence of this transaction the Company reports its holdings under the KG Offshore Block and CIA as a net 5% participating interest ("PI").

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

5.         Capital Stock

a)         Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 7)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 5d)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

Balance as at December 31, 2003	55,053,355	40,461	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker Warrants exercised for cash (note 5d)	39,100	39	58,611
	154,100	154	213,396

Balance as at December 31, 2004	55,207,455	40,615	6,831,434

2005 Transactions
Options exercised for cash	739,000	739	1,004,647
2003 Stock Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036
Broker Warrants exercised for cash (note 5d)	540,900	541	810,809
September 2005 private placement financing (note 5c)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 5c)	--	--	(1,541,686)
	7,746,800	7,746	33,444,154

Balance as at December 31, 2005	62,954,255	48,361	40,275,588

2006 Transactions
Options exercised for cash (note 5f(i))	2,284,000	2,285	2,706,895
Options exercised for notes receivable	184,500	185	249,525
2003 Stock Purchase Warrants exercised for cash (note 5e(i))	785,500	786	1,962,964
Share issuance costs	--	--	(74,010)
Stock-based compensation (note 6b)	--	--	1,956,865
	3,254,000	3,256	6,802,239

Balance as at December 31, 2006	66,208,255	51,617	47,077,827

2007 Transactions
Options exercised for cash (note 5f(i))	317,500	317	320,358
June 2007 private placement financing (note 5b)	5,680,000	5,680	28,394,320
Compensation options	--	--	705,456
Share issuance costs on private placement (note 5b)	--	--	(2,608,502)
Stock-based compensation (note 6b)	--	--	1,147,248
	5,997,500	5,997	27,958,880

Balance as at June 30, 2007	72,205,755	57,614	75,036,707

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

5         Capital Stock (continued)

b)         June 2007 Financing
During June 2007, GeoGlobal completed the sale of 5,680,000 Units of its securities at US$5.00 per Unit for aggregate gross cash proceeds of US$28,400,000.

Each Unit is comprised of one common share and one half of one warrant.  One full warrant ("2007 Stock Purchase Warrant") entitles the holder to purchase one additional common share for US$7.50, for a term of two years expiring June 20, 2009.  The 2007 Stock Purchase Warrants are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is US$12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and issuable on exercise of the 2007 Stock Purchase Warrants has been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired.  In such events, the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the warrant term.  At August 13, 2007 since not all such events have occurred, the accelerated expiration of the warrant term was not triggered.

The proceeds from the issuance of the Units have been allocated between the common shares and the 2007 Stock Purchase Warrants based on their fair value. The fair value of the common share was determined based on the market price of the stock the day the financing closed.  The fair value of the 2007 Stock Purchase Warrant was based on a Black-Scholes option model and the following weighted average assumptions as at the date of grant as follows:

Risk-free interest rate	4.97%
Expected life	2.0 years
Contractual life	2.0 years
Expected volatility	69%
Expected dividend yield	Nil%

The resulting allocation of the fair value to the common shares and the 2007 Stock Purchase Warrants (included as additional paid-in capital) was $24,992,000 and $3,408,000 respectively.

Costs of US$1,903,046 were incurred in issuing shares in these transactions which included a fee of US$1,704,000 paid to the placement agents with respect to the sale of the 5,680,000 Units, and, in addition, compensation options ("2007 Compensation Options") were issued to the placement agents entitling them to purchase an aggregate of 340,800 common shares at an exercise price of US$5.00 per share until June 20, 2009.  The 2007 Compensation Options are also subject to accelerated expiration on the same terms and conditions as the warrants issued in the transaction.

The Company assigned a fair value of $705,456 to the 2007 Compensation Options based on a Black-Scholes option model and the following weighted average assumptions as at the date of grant as follows:

Risk-free interest rate	4.97%
Expected life	2.0 years
Contractual life	2.0 years
Expected volatility	69%
Expected dividend yield	nil%

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

5         Capital Stock (continued)

The total issuance costs of $2,608,502 associated with the private placement financing were allocated to the common shares and the 2007 Stock Purchase Warrants on the same basis utilized for the allocation of the private placement financing proceeds as follows:

	Common Shares	2007 Stock Purchase Warrants
	US$	US$

Proceeds from private placement financing	24,992,000	3,408,000
Issuance costs from private placement financing	(2,295,482)	(313,020)
Balance June 30, 2007	22,696,518	3,094,980

Also, pursuant to the terms of the transaction, GeoGlobal entered into a Registration Rights Agreement with the placement agents whereby the Company agreed to prepare and file at its expense with the SEC as promptly as practicable and in any event prior to 5:00 pm eastern time on August 17, 2007 a registration statement under the US Securities Act of 1933, as amended, for an offering on a continuous shelf basis of the shares of Common Stock included in the Units and issuable on exercise of the Purchase Warrants included in the Units. Such registration statement is also to include the shares of Common Stock issuable to the placement agents on exercise of the compensation options.  In the event GeoGlobal fails to file the registration statement with the U.S. Securities and Exchange Commission prior to 5:00 pm eastern time on August 17, 2007, each purchaser of the Units, including the placement agents on exercise of their  compensation options, will receive for nominal consideration, an additional 0.10 of one Unit on the same terms, except that the placement agents will receive the right to purchase an additional 0.10 of one share only.

c)         September 2005 Financing
During September 2005, GeoGlobal completed the sale of 3,252,400 Units of its securities at US$6.50 per Unit, together with a concurrent sale of an additional 1,000,000 Units on the same terms, for aggregate gross cash proceeds of US$27,640,600.

Each Unit is comprised of one common share and one half of one warrant.  One full warrant ("2005 Stock Purchase Warrant") entitles the holder to purchase one additional common share for US$9.00, for a term of two years expiring September 2007.  The 2005 Stock Purchase Warrants are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is US$12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and issuable on exercise of the 2005 Stock Purchase Warrants has been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired.  In such events, the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the warrant term.  At August 13, 2007 since not all such events have occurred, the accelerated expiration of the warrant term was not triggered.

Costs of US$1,541,686 were incurred in issuing shares in these transactions which included a fee of US$1,268,436 paid to Jones Gable & Company Limited with respect to the sale of the 3,252,400 Units, and, in addition, compensation options ("2005 Compensation Options") were issued to Jones Gable & Company Limited entitling it to purchase an additional 195,144 Units at an exercise price of US$6.50 per Unit through their expiration in September 2007.  The 2005 Compensation Options are also subject to accelerated expiration on the same terms and conditions as the warrants issued in the transaction.

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

5.         Capital Stock (continued)

d)         December 2003 Financing
On December 23, 2003, GeoGlobal completed a brokered private placement of 5,800,000 units at US$1.00 each, together with a concurrent private placement of an additional 200,000 units on the same terms, for aggregate gross cash total proceeds of US$6,000,000.

Each unit is comprised of one common share and one half of one warrant.  One full warrant ("2003 Stock Purchase Warrant"), entitles the holder to purchase one additional common share for US$2.50, for a term of two years from date of closing.  The 2003 Stock Purchase Warrants are subject to accelerated expiration 30 days after issuance of a news release to that effect in the event that the common shares trade at US$4.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the 1933 Act and the hold period for Canadian subscribers has expired.  Also issued as additional consideration for this transaction were 580,000 Broker Warrants.

The 580,000 Broker Warrants described above entitled the holder to purchase 580,000 common shares at an exercise price of US$1.50 per share which were fully exercised before they expired on December 23, 2005 for gross proceeds of US$870,000.

e)         Warrants and Compensation Options
i)         2003 Stock Purchase Warrants
During the three months ended March 31, 2006, all remaining Purchase Warrants issued in December 2003 were exercised which resulted in the issuance of 785,500 common shares for gross proceeds of US$1,963,750.  As at June 30, 2007, none of such Purchase Warrants remain to be exercised.

ii)         2005 Stock Purchase Warrants
During the six months ended June 30, 2007, none of the 2005 Stock Purchase Warrants were exercised, therefore all of the 2005 Stock Purchase Warrants remained outstanding, which if exercised, would result in the issuance of 2,126,200 common shares for gross proceeds of US$19,135,800.

iii)         Compensation Option Warrants

During the six months ended June 30, 2007, none of the 97,572 2005 Compensation Option Warrants have been issued as a result of the 2005 Compensation Options not being exercised.  If the 2005 Compensation Options are exercised and the 2005 Compensation Option Warrants issued, such Warrants if exercised, would result in the issuance of 97,572 common shares for gross proceeds of US$878,148.

iv)	2007 Stock Purchase Warrants
As at June 30, 2007, none of the 2,840,000 2007 Stock Purchase Warrants were exercised .  If fully exercised, the 2007 Stock Purchase Warrants would result in the issuance of 2,840,000 common shares for gross proceeds of US$21,300,000.

f)         Options
i)         Stock Options
During the three and six months ended June 30, 2007, 20,000 and 297,500 options respectively (December 31, 2006 – 2,468,500) were exercised under GeoGlobal’s 1998 Stock Incentive Plan at a price of US$1.01 for gross proceeds of US$20,200 and US$300,475 respectively (December 31, 2006 - US$2,709,180).

ii)         2007 Compensation Options
As at June 30, 2007, none of the 340,800 2007 Compensation Options were exercised.  If fully exercised, the 2007 Compensation Options would result in the issuance of 340,800 common shares for gross proceeds of US$1,704,000.

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

5.         Capital Stock (continued)

g)	Weighted-average number of shares
For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the three and six months ended June 30, 2007 was 61,835,426 and 62,526,778 respectively (three and six months ended June 30, 2006 – 59,147,997 and 58,841,639 respectively ).  The numbers for the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006 exclude the 5,000,000 shares currently held in escrow (see note 7).

6.         Stock Options

a)         The Company’s 1998 Stock Incentive Plan
Under the terms of the 1998 Stock Incentive Plan (the "Plan"), as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan.  As at June 30, 2007, the Company had 3,305,697 (December 31, 2006 – 3,650,697) common shares remaining for the grant of options under the Plan.  The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

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
	Three months ended June 30,		Six months ended June 30,		Period from Inception, Aug 21, 2002 to June 30, 2007 US $
	2007 US $	2006 US $	2007 US $	2006 US $
		Restated (note 12b)		Restated (note 12b)
Stock based compensation
Consolidated Statements of Operations
General and administrative	148,807	127,945	331,897	213,041	895,448
Consulting fees	169,155	--	338,310	--	964,935
	317,962	127,945	670,207	213,041	1,860,383
Consolidated Balance Sheets
Oil and gas interests
Exploration costs - India	265,249	33,712	477,041	67,424	1,243,730
	583,211	161,657	1,147,248	280,465	3,104,113

i)
At January 1, 2006, the impact of the adoption of FAS123(R) required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods.  In the period from inception August 21, 2002 to June 30, 2007 US$329,174 and for the three and six months ended June 30, 2007, US$14,073 and US$28,146, respectively and for the three and six months ended June 30, 2006, US$118,808 and US$237,616, respectively of this charge was recognized in the Consolidated Statements of Operations as general and administrative expense resulting in an increase in the net loss and comprehensive loss for the period in the same amount and no impact on the net loss per share – basic and diluted for the period.

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

6.         Stock Options (continued)

ii)
At June 30, 2007, the total compensation cost related to non-vested awards not yet recognized was US$1,278,638 (December 31, 2006 – US$1,577,286) which will be recognized over the remaining vesting period of the options.  The total fair value of all options vested during the three and six months ended June 30, 2007 was US$416,200 and US$416,200, respectively (year ended December 31, 2006 - US$1,046,490).

c)         Stock option table
During the six months ended June 30, 2007, the options as set out below were granted for services provided to the Company:
		Fair Value					Cancelled (c)
	Option	at Original				Granted	Expired (x)		Balance
Grant	exercise	Grant	Expiry	Vesting	Balance	during	Exercised (e)	Balance	Exercisable
date	price	Date	date	date	Dec 31/06	the period	during the period	Jun 30/07	Jun 30/07
mm/dd/yy	US $	US$	mm/dd/yy	mm/dd/yy	#	#	iv) #	iii) #	#

12/09/03	1.18	0.24	08/31/06	Vested	--	--	--	--	--
12/30/03	1.50	0.32	08/31/06	Vested	--	--	--	--	--
01/17/05	1.01	0.38	i) 06/30/07	Vested	352,500	--	317,500 (e) 35,000 (x)	--	--
01/18/05	1.10	0.62	08/31/08	Vested	600,000	--	--	600,000	600,000
01/25/05	1.17	0.43	08/31/06	Vested	--	--	--	--	--
06/14/05	3.49	1.55	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	2.38	08/24/08	Vested	110,000	--	--	110,000	110,000
10/03/05	6.81	3.07	10/03/15	Vested	16,666	--	-	16,666	16,666
10/03/05	6.81	3.83	10/03/15	10/03/07	16,667	--	--	16,667	--
10/03/05	6.81	4.38	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	2.06	06/14/16	Vested	200,000	--	--	200,000	20,000
07/25/06	3.95	1.14	12/31/09	Vested	100,000	--	--	100,000	100,000
07/25/06	3.95	1.39	12/31/09	07/25/07	660,000	--	--	660,000	--
07/25/06	3.95	1.60	12/31/09	12/31/07	50,000	--	--	50,000	--
07/25/06	3.95	1.78	12/31/09	07/25/08	145,000	--	--	145,000	--
07/25/06	3.95	2.01	12/31/09	07/25/09	70,000	--	--	70,000	--
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
07/25/06	3.95	1.14	07/25/16	07/25/07	500,000	--	--	500,000	--
11/24/06	7.52	2.47	11/24/09	Vested	10,000	--	--	10,000	10,000
11/24/06	7.52	2.92	11/24/09	12/31/07	10,000	--	--	10,000	--
11/24/06	7.52	3.70	11/24/09	12/31/08	10,000	--	--	10,000	--
03/30/07	6.11	2.02	ii) 03/30/10	12/31/07	--	50,000	--	50,000	--
03/30/07	6.11	2.69	ii) 03/30/10	12/31/08	--	50,000	--	50,000	--
03/30/07	6.11	2.82	ii) 03/30/10	03/30/09	--	50,000	--	50,000	--
05/16/07	5.09	1.51	ii) 05/16/10	12/31/07	--	10,000	--	10,000	--
05/16/07	5.09	2.09	ii) 05/16/10	12/31/08	--	10,000	--	10,000	--
05/16/07	5.09	2.09	ii) 05/16/10	05/31/09	--	10,000	--	10,000	--
06/20/07	5.06	2.08	ii) 06/20/17	06/20/08	--	200,000	--	200,000	--
					3,517,500	380,000	352,500	3,545,000	1,506,666

i)
On August 30, 2006, the Board of Directors of the Company passed a resolution with respect to the remaining stock options issued on January 17, 2005 to (a) extend the expiry date of all then outstanding options from August 31, 2006 to the earlier of June 30, 2007 or 60 days following the date of a “Commercial Discovery” as defined under the terms of the PSC on Block KG-OSN-2001/3 and (b) to extend the vesting date of certain of these options to the earlier of the date of a “Commercial Discovery” as defined under the terms of the PSC on Block KG-OSN-2001/3 or May 31, 2007, as long as drilling operations are continuing on the KG Offshore Block.  This resolution resulted in an added incremental stock-based compensation cost of $11,440 with respect to the seven employees.  At June 30, 2007, none of these options remain to be exercised.

ii)
During the six months ended June 30, 2007, the Company granted options to purchase 380,000 shares exercisable at various prices between $5.06 and $6.11 and expire on dates between March 30, 2010 and June 20, 2017, which vest in their entirety on vesting dates between December 31, 2007 and May 31, 2009.

iii)	As at June 30, 2007, there were 3,545,000 options outstanding at various prices which, if exercised, would result in gross proceeds of US$13,562,550.
iv)
During the three and six months ended June 30, 2007, there were 297,500 and 317,500 options exercised respectively, at $1.01 per share for gross proceeds of US$300,475 and US$320,675 respectively.  On June 30, 2007, 35,000 options expired.

6.         Stock Options (continued)

d)         Black-Scholes Assumptions
During the six months ended June 30, 2007 and 2006 options of 380,000 and 200,000, respectively were granted to the Company's directors, employees and consultants under the terms of the 1998 Stock Incentive Plan. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended June 30,		Six months ended June 30,
	2007 US $	2006 US $	2007 US $	2006 US $
Fair value of stock options granted (per option)	$2.05	$2.06	$2.23	$2.06
Risk-free interest rate	4.94%	3.97%	4.56%	3.97%
Volatility	70%	92%	71%	92%
Expected life	2.0 years	2.0 years	2.0 years	2.0 years
Dividend yield	0%	0%	0%	0%

i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on historical volatility of the Company's stock and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

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

        June 30, 2007

7.         Acquisition (continued)

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

        (Unaudited)

        June 30, 2007

8.         Related Party Transactions (continued)

c)         Roy Group (Barbados) Inc. (“Roy Group”)
Roy Group is related to the Company by common management and is controlled by an officer and director of the Company who is also a principal shareholder of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement ("TSA") with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  On January 31, 2006, the terms of the agreement were amended to extend the term of the agreement from August 31, 2006 to December 31, 2007.  Roy Group receives consideration of US$350,000 per year, as outlined and recorded below:

	Three months ended June 30,		Six months ended June 30,		Period from Inception, Aug 21, 2002 to June 30, 2007 US $
	2007 US $	2006 US $	2007 US $	2006 US $
Consolidated Statements of Operations
Consulting fees	17,500	17,500	35,000	35,000	233,667
Consolidated Balance Sheets
Oil and gas interests
Exploration costs – India (note 4b)	70,000	70,000	140,000	140,000	934,666
	87,500	87,500	175,000	175,000	1,168,333

During the three and six months ended June 30, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	14,262	--	28,525	--	109,346
Consolidated Balance Sheets
Oil & gas interests
Exploration costs – India (note 4b)	57,050	--	114,100	--	437,383
	71,312	--	142,625	--	546,729

Roy Group was also reimbursed during the three and six months ended June 30, 2007 on a cost recovery basis, for medical insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed by third parties incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative	--	41,072	--	75,172	153,539
Consolidated Balance Sheets
Accounts receivable	--	227	--	227	21,597
Oil and gas interests
Exploration costs – India (note 4b)	--	20,355	75,000	56,093	459,387
Property and equipment	--	1,330	--	1,330	37,595
	--	62,984	75,000	132,822	672,118

At June 30, 2007 the Company owed Roy Group (Barbados) Inc. US$23,625 (December 31, 2006 - US$29,976) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

8.         Related Party Transactions (continued)

d)         D.I. Investments Ltd. (“DI”)
DI is related to the Company by common management and is controlled by an officer and director of the Company.  DI charged consulting fees up to December 31, 2006 for management, financial and accounting services rendered, as outlined and recorded below:

	Three months ended June 30,		Six months ended June 30,		Period from Inception, Aug 21, 2002 to June 30, 2007 US $
	2007 US $	2006 US $	2007 US $	2006 US $
Consolidated Statements of Operations
Consulting fees	--	46,250	--	92,500	516,715

During the three and six months ended June 30, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	--	--	--	--	404,104

DI was also reimbursed on a cost recovery basis, for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative
Office costs	98	6,323	1,223	19,504	180,293
Travel, hotel, meals and entertainment	--	915	--	1,007	48,686
Consolidated Balance Sheets
Accounts receivable	6	3,309	73	7,439	27,462
Property and equipment	--	--	--	--	4,107
	104	10,547	1,296	27,950	260,548

At June 30, 2007, the Company owed DI US$nil (December 31, 2006 –US$nil) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

Subsequent to December 31, 2006, the services of the officer and director are provided to GeoGlobal pursuant to an oral arrangement for an annual consulting fee of US$185,000.

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

8.         Related Party Transactions (continued)

e)         Amicus Services Inc. (“Amicus”)
Amicus is related to the Company by virtue of being controlled by the brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Three months ended June 30,		Six months ended June 30,		Period from Inception, Aug 21, 2002 to June 30, 2007 US $
	2007 US $	2006 US $	2007 US $	2006 US $
Consolidated Statements of Operations
Consulting fees	12,742	20,001	262,292	38,882	163,408

Amicus was also reimbursed on a cost recovery basis, for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative	(3,392)	789	2,841	789	7,309
Consolidated Balance Sheets
Accounts receivable	912	1,451	1,654	2,143	11,928
Property and equipment	--	--		--	1,599
	(2,480)	2,240	4,495	2,932	20,836

At June 30, 2007, the Company owed Amicus Services Inc. US$4,442 (December 31, 2006 – US$3,629) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

9.         Income Taxes

a)         Income tax expense
The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	Three months ended June 30,		Six months ended June 30,		Period from Inception, Aug 21, 2002 to June 30, 2007 US $
	2007 US $	2006 US $	2007 US $	2006 US $
		Restated (note 12b)		Restated (note 12b)

Net earnings (loss) before income taxes	(391,068)	(159,586)	(847,628)	(157,599)	(3,838,302)
Expected US tax rate	35.00%	35.00%	35.00%	35.00%

Expected income tax (recovery)	(136,874)	(55,855)	(296,670)	(55,160)	(1,447,752)
Excess of expected tax rate over tax rate of foreign affiliates	124,600	52,240	275,814	47,793	848,830
	(12,274)	(3,615)	(20,856)	(7,367)	(598,922)

Valuation allowance	12,193	3,256	20,428	6,451	588,804
Other	81	359	428	916	10,118
Income tax recovery	--	--	--	--	--

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

9.         Income Taxes (continued)

b)         Deferred income taxes
The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized.  The components of the net deferred income tax asset consist of the following temporary differences:

	June 30, 2007 US $	December 31, 2006 US $
Difference between tax base and reported amounts of depreciable assets	7,393	25,873
Non-capital loss carry forwards	2,505,081	2,525,363
	2,512,474	2,551,236
Valuation allowance	(2,512,474)	(2,551,236)
Deferred income tax asset	--	--

c)         Loss carry forwards
At June 30, 2007, the Company has US$7,972,770 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	7,072,862	2023
Canada	22,755	2010
Barbados	877,153	2012
	7,972,770

10.         Segmented Information

The Company’s petroleum and natural gas exploration activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	June 30, 2007 US$	December 31, 2006 US$
Oil and gas interests
India	12,580,737	9,722,738

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

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

The term deposits securing these bank guarantees are as follows:

	June 30, 2007	December 31, 2006
	US $	US $
Exploration Block
Mehsana	155,000	711,445
Sanand/Miroli	910,000	905,000
Ankleshwar	950,000	600,000
Tarapur	940,000	1,200,000
DS 03	175,000	110,000
	3,130,000	3,526,445

ii)
The Company has provided to its bankers as security for credit cards issued to employees for business purposes two term deposits, one in the amount of US$30,000 and the other in the amount of US$37,616 (Cdn$40,000).

b)	Production Sharing Contracts

The Company is required to expend funds on the exploration activities to fulfill the terms of the minimum work commitment based on our participating interest for Phase I pursuant to the PSCs in respect of each of our exploration blocks as follows:

i)	Mehsana - Acquire, process and interpret 75 square kilometers of 3D seismic and drill 7 exploratory wells between 1,000 and 2,200 meters.

ii)	Sanand/Miroli - Acquire, process and interpret 200 square kilometers of 3D seismic and drill 12 exploratory wells between 1,500 and 3,000 meters.

iii)	Ankleshwar - Acquire, process and interpret 448 square kilometers of 3D seismic and drill 14 exploratory wells between 1,500 and 2,500 meters.

iv)	DS 03 Block - Gravity and geochemical surveys and a 12,000 line kilometer aero magnetic survey.

v)	DS 04 Block - Gravity and magnetic and geochemical surveys; acquire, process and interpret 325 LKM of 2-D seismic; and drill 10 core holes to a depth of approximately 500 meters.

vi)
Tarapur Block - The third and final phase of exploratory activities on the Tarapur Block had a term of 2 years expiring November 22, 2007 with a work commitment to drill one well to a depth of 3,000 meters or to the Deccan trap.  This requirement has been completed and all areas not encompassing a commercial discovery after November 22, 2007 will be relinquished back to the GOI.  Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery on the Tarapur Block by acquiring a 30% participating interest as provided under the PSC.  The exercise of this right would result in the reduction of our PI to 14%.

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

11.         Commitments, Contingencies and Guarantees (continued)

v)         NELP-VI Blocks
On March 2, 2007, the Company along with its joint venture partners executed PSCs with the GOI covering four new exploration blocks awarded under the sixth round of the New Exploration Licensing Policy (NELP-VI).

The Company is also required to fund its participating interest for Phase I exploration and development costs incurred in fulfilling the minimum work commitments under these PSCs as outlined below.  The Company's share of these costs is estimated to total approximately US$28.3 million for all four blocks over the four years of Phase I.  The Production Exploration Licences ("PELs") have not yet been issued on three of these four new blocks, therefore, the Phase I work commitment has not commenced.

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
Our PSCs relating to the exploration blocks in India provide that by the end of the first phase of the exploration phases the contracting parties shall have drilled a certain number of wells.  The first phase of the exploration period relating to the PSC for the KG Offshore Block expired without the required minimum of at least fourteen exploration wells being drilled during the first phase.  GSPC is the operator on the KG Offshore Block.

On July 4, 2007, the Directorate General of Hydrocarbons (“DGH”), a body under the Ministry of Petroleum & Natural Gas, advised GSPC that, because of the worldwide supply and availability shortage of offshore drilling rigs, on June 20, 2007 the Government of India had issued new policy guidelines for the merger of exploration phases of PSCs granted under NELP III and NELP IV and for the substitution of additional meterage drilled in deeper wells against the total meterage commitment as part of the minimum work program in the PSCs.

On July 12, 2007, GSPC, on behalf of the contracting parties for the KG Offshore Block, notified DGH that it was exercising the option granted under the new policies to request a merger of Phases I and II of the KG Offshore Block work program called the New Phase I with the effect of establishing a new work program phase expiring March 11, 2008 and to merge the minimum work program (“MWP”) of Phase II and Phase III into a new phase to be called New Phase II.  In addition, GSPC exercised the option to substitute a total meterage drilled commitment in the new work program phase that would be irrespective of the number of wells drilled.  Under these new policies, any contractors who exercise this option would be required to relinquish 50% of the contract area at the end of the New Phase I.  Approval of the merger of the Phase I and II into a New Phase I and the merger of the minimum work program of existing Phase II and Phase III as New Phase II from the GOI is currently outstanding.

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

11.         Commitments, Contingencies and Guarantees (continued)

On July 13, 2007, the Operating Committee under the KG Offshore Block PSC had approved GSPC’s recommendation of exercising the option under the policy guidelines  The MWP for the New Phase I would be to drill 33,102 meters.  GSPC informed DGH, that as at July 16, 2007 a total of 31,225 meters have been drilled, requiring the drilling of an additional 1,877 meters before March 11, 2008 in order to complete the MWP for the New Phase I.  At the end of the New Phase I on March 11, 2008, the contracting parties will be required to relinquish 50% of the Contract Area of the KG Offshore Block that is not a Discovery or Development Area as defined in the PSC.  The New Phase II would have a term of 1.5 years expiring September 11, 2009 and the drilling of a further 12,250 meters would be required in order to meet the minimum work program.

As at August 13, 2007, seven exploratory wells have been drilled on the exploration block for a total of 31,225 total vertical meters drilled, leaving 1,877 meters to be drilled to complete the New Phase I commitment and 12,250 meters to be drilled to complete the Phase II commitment.  An eighth exploratory well, the KG#28 was drilled to 5,258 meters on the exploration block, however the KG#28 well has been classified as an appraisal well as defined under the PSC by the management committee.

Unless approval is granted by the GOI to merge Phases I and II of the work program under the new policy guidelines, we may be liable for the consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC.  The PSC has provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract.  Termination rights can be exercised after giving ninety days written notice.  This failure to timely complete the minimum work commitment, though we have been advised by GSPC there is no precedent, may be deemed by the GOI to be a failure to comply with the provisions of the contract in a material particular.

The termination of the PSC by the GOI would result in our loss of our interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries".  The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC.  Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of August 13, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.

In the event the PSC for the KG Offshore Block is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, the PSC provides that each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase.  We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase

Certain exploration costs related to the KG Offshore Block are incurred solely by and on behalf of the Company in providing its services under the CIA and are therefore not reimbursable under the CIA.  As such, these costs have been capitalized in the Company's accounts under Oil and gas interests and at June 30, 2007, amount to US$4,785,672 (December 31, 2006 - US$3,111,676).

d)         Carried Interest Agreement Dispute

the Company has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to the Company under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of the Company (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above US$59.23 million.  GSPC asserts that this amount payable is US$44.68 million including interest of US$ 4.43 million as of June 30, 2007.

        GeoGlobal Resources Inc.

        (a development stage enterprise)

        Notes to the Consolidated Financial Statements

        (Unaudited)

        June 30, 2007

11.         Commitments, Contingencies and Guarantees (continued)

The Company has advised GSPC that, under the terms of the CIA, the PSC, and the Joint Operating Agreement dated August 7, 2003 (the “JOA”), GSPC has no right to seek the payment and that it believes the payment GSPC is seeking is in breach of the CIA.  The Company further reminded GSPC, that the Company under the terms of the CIA, shall be carried by GSPC for 100% of all of its share of any costs during the exploration phase prior to the start of commercial production.  The Company obtained the opinion of external Indian legal counsel which supports management's position with respect to the dispute.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.

Should GSPC be successful in asserting some or all of its claim, the resulting expenditures would be recorded in the Company's Balance Sheet as an increase to oil and gas interests.

e)	Corporate Head Office
Our corporate head office is located at Suite #310, 605 – 1 Street SW, Calgary, Alberta, T2P 3S9 Canada. These premises are leased for a term of two years ending April 30, 2009 at an annual rental of approximately US$80,000 for base rent and operating costs.  These premises include approximately 3,088 square feet which we consider adequate for our present activities.

12.         Comparative figures

a)	As the Company is in its development stage, these figures represent the accumulated amounts of the continuing entity for the period from inception August 21, 2002 to June 30, 2007.

b)
Certain comparative figures have been restated and reclassified to conform to the presentation adopted in the current period.  The restatement is due to an error in the classification of stock-based compensation in the first quarter of 2006.  The impact of this restatement was a decrease in the net loss and comprehensive loss for the three month period ending March 31, 2006 of US$ 33,713 and a corresponding increase in the net loss and comprehensive loss for the three month period ending June 30, 2006.  This restatement resulted in increasing the net loss and comprehensive loss for the three month period ending June 30, 2006 from US$125,873 to US$159,586.

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

b)         The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our Business Activities
We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves.  We initiated these activities in 2003.  Through June 30, 2007, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contract's ("PSCs") entered into with the Government of India ("GOI").

At August 13, 2007, we have not reported any proved reserves of oil or natural gas.  We have entered into ten PSCs as set out below.  Each PSC relates to a separate drilling block onshore or offshore India and each provides for multi-year and multi-phase exploration and drilling activities.  Exploration and development activities pursuant to the terms of these agreements are expected to continue throughout 2007.

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

•
In March 2007, we signed agreements with respect to four additional locations awarded under NELP-VI. One location is onshore in the Krishna Godavari Basin in the State of Andhra Pradesh adjacent to our KG Offshore Block in eastern India in which we hold a 10% PI.  We currently refer to this KG-ONN-2004/1 exploration block as the “KG Onshore Block”.  The second and third locations include two agreements onshore in north-west India in the Rajasthan Basin in the State of Rajasthan and we hold a 25% PI in each of the agreements.  We currently refer to the RJ-ONN-2004/2 exploration block as the “RJ Block 20” and the RJ-ONN-2004/3 exploration block as the “RJ Block 21”.  The fourth location is onshore in the Deccan Syneclise Basin in the State of Maharashtra adjacent to our DS 03 Block in west-central India for which we hold a 100% PI and are the operator.  We currently refer to this DS-ONN-2004/1 exploration block as the "DS 04 Block".

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

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 TO JUNE 30, 2006

Statements of Operations
Three months ended June 30, 2007 and 2006
During the three months ended June 30, 2007, we had expenses of $820,477 compared with expenses of $590,087 during the three months ended June 30, 2006.  This increase is primarily the result of our continuing increase in the scale of our participation in oil and gas exploration activities as further outlined in the following.

Our general and administrative expenses increased to $393,135 for the three months ended June 30, 2007 from $423,490 for the three months ended June 30, 2006.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting period.  These stock-based compensation costs increased to $148,807 for the three months ended June 30, 2007 versus $127,945 for the same period in 2006.  The balance of the increase is a result of an increase in our personnel which is consistent with our increase in the scale of our participation in oil and gas exploration activities.

Our consulting fees increased to $304,726 during the three months ended June 30, 2007 from $90,100 for the three month period ended June 30, 2006.  Of this increase, $169,155 is attributable to compensation costs for stock-based compensation with consultants for the three months ended June 30, 2007 versus $nil in the same period of 2006.  These consulting fees reflect $17,500 (2006 - $17,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  The remaining increase is a result of the costs of a consultant to model and document our internal controls as required by Section 404 of the Sarbanes Oxley Act which were not incurred in the same period in 2006.

Professional fees increased to $109,922 during the three months ended June 30, 2007 from $65,187 during the three months ended June 30, 2006.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  The increase is mostly attributable to an increase in our fees paid to our auditors for additional work incurred in providing our audit services during the three month period ending June 30, 2007 as compared to 2006.

Our other expenses and income during the three months ended June 30, 2007 resulted in income of $429,409 versus $430,501 for the same period in 2006.  Interest income remained consistent being $421,199 for the three months ended June 30, 2007 as compared to $427,749 for the three months ended June 30, 2006.  This consistency is directly related to the increase in US prime interest rate as compared to 2006 offset by a decrease in our cash balances used in our oil and gas exploration activities.  Included in other expenses and income is a foreign exchange gain of $12,719 as compared to a gain for the same period in 2006 of $1,421.

Reflecting the increase in expenses for our consulting and professional fees due to the increase in our overall oil and gas exploration activities, our net loss increased to $391,068 for the three months ended June 30, 2007 as compared to a net loss of $59,586 for the same period in 2006.

We capitalized overhead costs directly related to our exploration activities in India.  During the three months ended June 30, 2007, these capitalized overhead costs were $768,577 as compared to $210,807 during the three months ended June 30, 2006.  This increase is mostly attributed to $265,249 being the capitalized portion of the stock-based compensation for our consultants and Indian personnel directly related in our oil and gas exploration activities for the three months ended June 30, 2007 versus $33,712 for the same period in 2006.  The remaining balance of the increase is consistent with the increased scale of our participation in oil and gas exploration activities.

Six months ended June 30, 2007 and 2006
During the six months ended June 30, 2007, we had expenses of $1,717,329 compared with expenses of $986,638 during the six months ended June 30, 2006.  This increase is primarily the result of our continuing increase in the scale of our participation in oil and gas exploration activities as further outlined in the following.

Our general and administrative expenses increased to $780,135 from $695,694.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.  The increase is primarily the result of an increase of $118,856 in our compensation cost for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting period.  These stock-based compensation costs increased to $670,207 for the six months ended June 30, 2007 as compared to $213,041 for the same period in 2006.

Our consulting fees increased to $571,266 during the six months ended June 30, 2007 from $169,017 for the same six month period ended June 30, 2006.  Of this increase, $338,310 is attributable to compensation costs for stock-based compensation arrangements with consultants for the six month period ending June 30, 2007 versus $nil for the same period of 2006.  These consulting fees reflect $35,000 (2006 - $35,000) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  The remaining increase is a result of the costs of a consultant to model and document our internal controls as required by Section 404 of the Sarbanes Oxley Act which were not incurred in the same period in 2006.

Professional fees increased to $341,494 during the six months ended June 30, 2007 from $100,928 during the six months ended June 30, 2006.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  The increase is mostly attributable to an increase in our fees paid to our auditors for additional work incurred in providing our audit services during the six month period ending June 30, 2007 as compared to the same period in  2006.

Our other expenses and income during the six months ended June 30, 2007 resulted in a loss of $869,611 versus $829,039 for the same period in 2006.  Interest income remained consistent being $856,892 for the six months ended June 30, 2007 as compared to $827,618 for the six months ended June 30, 2006.  This consistency is directly related to the increase in US prime interest rate as compared to 2006 offset by a decrease in our cash balances used in our oil and gas exploration activities.  Included in other expenses and income is a foreign exchange gain of $12,719 as compared to a gain for the same period in 2006 of $1,421.

Reflecting the increase in expenses for our consulting and professional fees due to the increase in our overall oil and gas exploration activities, our net loss increased to $847,628 as compared to a net loss of $157,599 for the same period in 2006.

We capitalized overhead costs directly related to our exploration activities in India.  During the six months ended June 30, 2007, these capitalized overhead costs were $1,673,996 as compared to $2,133,984 during the six months ended June 30, 2006.  This increase is mostly attributed to $477,041 being the capitalized portion of the stock-based compensation for the six months ended June 30, 2007 versus $766,689 for the same period in 2006.  The remaining balance of the increase is consistent with the increased scale of our participation in oil and gas exploration activities.

Liquidity and Capital Resources
At June 30, 2007, our cash and cash equivalents were $55,355,586.  Of these funds, $54,773,250 are currently held in term deposits earning interest based on the US prime rate.

Three months ended June 30, 2007 and 2006
The increase in our cash and cash equivalents of $25,821,474 from $29,534,112 at December 31, 2006 is primarily the result of funds provided by financing activities offset by those used in operating and investing activities as follows:

Our net cash used in operating activities during the three months ended June 30, 2007 was $116,611 as compared to provided by operating activities of $62,457 for the three months ended June 30, 2006.  This increase is mostly as a result of an increase in expenses which include our consulting and professional fees which is consistent with our increased costs related to our increased oil and gas exploration activities.

Cash used by investing activities during the three months ended June 30, 2007 was $927,634 as compared to $2,697,432 during the three months ended June 30, 2006.  Of this decrease, $1,170,542 is directly related to the issuance of bank guarantees in the second quarter of 2006 to the GOI for 35% of our share of the minimum work program for a particular phase, that are to be undertaken during the twelve months, April 1, 2006 to March 31, 2007.  These bank guarantees have been provided to the GOI and serve as guarantees for the performance of such minimum work program and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.  Further these bank guarantees remained basically equivalent in the current quarter as to that of the prior year.  The remainder of the decrease again reflects additional expenditures in the second quarter of 2006 versus 2007 with the acquisition of the Tarapur block in 2006.

Cash provided by financing activities for the three months ended June 30, 2007 was $26,865,719 as compared to $503,100 during the three months ended June 30, 2006.  During the three months ended June 30, 2007, we completed the sale of 5,680,000 Units of our securities at $5.00 per Unit for aggregate cash gross proceeds of $28,400,000 less share issuance costs of $1,903,046.  Further, during the three months ended June 30, 2007, cash of $300,475 was provided from the issuance of 297,500 shares of common stock on the exercise of options.  Comparatively, during the three months ended June 30, 2006, cash of $548,100 was provided from the issuance of 415,000 shares of common stock on the exercise of options, net of share issuance costs of $45,000.  The balance of the increase is a result of an increase in the accounts payable from financing activities of $68,290 for the second quarter of 2007 compared to $nil for the same period in the prior year..

Six months ended June 30, 2007 and 2005
The increase in our cash and cash equivalents of $22,992,608 from $32,362,978 at December 31, 2006 is primarily the result of funds provided by financing activities net of funds used in operating and investing activities as follows:

Our net cash used in operating activities during the six months ended June 30, 2007 was $179,143 as compared to $32,218 for the six months ended June 30, 2006.  This increase is mostly as a result of an increase in expenses which include our general and administrative expenses, as well as our consulting and professional fees which is consistent with our increased costs related to our increased oil and gas exploration activities.

Cash used by investing activities during the six months ended June 30, 2007 was $3,714,168 as compared to $3,607,388 during the six months ended June 30, 2006.  This increase is a result of additional expenditures in reducing our accounts payable.

Offsetting the increased investing activity in the first six months ended June 30, 2007 was a reduction in the amount of our bank guarantees of $393,153 versus an increase in such instruments of $1,209,836 in the first six months of 2006.  These bank guarantees have been provided to the GOI and serve as guarantees for the performance of minimum work programs and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.  Further these bank guarantees remained basically equivalent at June 30, 2007 as they were at June 30, 2006.  The remainder of the offset reflects additional expenditures in the second quarter of 2006 versus 2007 with the acquisition of the Tarapur block in 2006.

Cash provided by financing activities for the six months ended June 30, 2007 was $26,885,919 as compared to $2,648,548 during the six months ended June 30, 2006.  During the six months ended June 30, 2007, we completed the sale of 5,680,000 Units of our securities at $5.00 per Unit for aggregate cash gross proceeds of $28,400,000 less share issuance costs of $1,903,046.  Further, during the six months ended June 30, 2007, cash of $320,675 was provided from the issuance of 317,500 shares of common stock on the exercise of options as compared to cash of $2,717,900 which was provided from the issuance of 1,395,500 shares of common stock on the exercise of options and the remaining 2003 Stock Purchase Warrants during the six months ended June 30, 2006.  The balance of the increase is a result of an increase in the accounts payable from financing activities of $68,290 for the second quarter of 2007 compared to $nil for the same period in the prior year.

We have been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to us under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of us (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above US$59.23 million.  GSPC asserts that the amount payable by us is US$44.68 million including interest of US$4.43 million as of June 30, 2007.   GeoGlobal disputes this assertion of GSPC.  See Risk Factors – Risks Relating to Our Oil and Gas Activities - GSPC Is Seeking a Payment From Us In the Amount Of Approximately $44.68 Million On Account of GSPC’s Exploration Costs On the KG Offshore Block and Note 11d to Notes to Consolidated Financial Statements.

Our Krishna Godavari Basin Agreements and Exploration Activities

The KG Offshore Block and Our Carried Interest Agreement
At June 30, 2007, GSPC, the operator of the KG Offshore Block, has expended on exploration activities approximately $40.7 million attributable to us under the PSC and the Carried Interest Agreement (“CIA”) as compared to $26.1 million at December 31, 2006.  Of this amount, 50% is for the account of Roy Group (Mauritius) Inc. (“RGM”) under the terms of our Participating Interest Agreement with RGM, which leaves us with a net 5% interest.  Under the terms of the CIA, GeoGlobal and RGM are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Offshore Block prior to the start date of initial commercial production.

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

Matters Relating to Our KG Offshore Block PSC
Our PSCs relating to the exploration blocks in India provide that by the end of the first phase of the exploration phases the contracting parties shall have drilled a certain number of wells.  The first phase of the exploration period relating to the PSC for the KG Offshore Block expired without the required minimum of at least fourteen exploration wells being drilled during the first phase.  GSPC is the operator on the KG Offshore Block.

On July 4, 2007, the Directorate General of Hydrocarbons (“DGH”), a body under the Ministry of Petroleum & Natural Gas, advised GSPC that, because of the worldwide supply and availability shortage of offshore drilling rigs, on June 20, 2007 the Government of India had issued new policy guidelines for the merger of exploration phases of PSCs granted under NELP III and NELP IV and for the substitution of additional meterage drilled in deeper wells against the total meterage commitment as part of the minimum work program in the PSCs.

On July 12, 2007, GSPC, on behalf of the contracting parties for the KG Offshore Block, notified the DGH that it was exercising the option granted under the new policies to request a merger of Phases I and II of the KG Offshore Block work program called the New Phase I with the effect of establishing a new work program phase expiring March 11, 2008 and to merge the minimum work program (“MWP”) of Phase II and Phase III into a new phase to be called New Phase II.  In addition, GSPC exercised the option to substitute a total meterage drilled commitment in the new work program phase that would be irrespective of the number of wells drilled.  Under these new policies, any contractors who exercise this option would be required to relinquish 50% of the contract area at the end of the New Phase I.  Approval of the merger of the Phase I and II into a New Phase I and the merger of the minimum work program of existing Phase II and Phase III as New Phase II from the GOI is currently outstanding.

On July 13, 2007, the Operating Committee under the KG Offshore Block PSC had approved GSPC’s recommendation of exercising the option under the policy guidelines  The minimum work program for the New Phase I would be to drill 33,102 meters.  GSPC informed DGH, that as at July 16, 2007 a total of 31,225 meters have been drilled, requiring the drilling of an additional 1,877 meters before March 11, 2008 in order to complete the minimum work program for the New Phase I.  At the end of the New Phase I on March 11, 2008, the contracting parties will be required to relinquish 50% of the Contract Area of the KG Offshore Block that is not a Discovery or Development Area as defined in the PSC.  The New Phase II would have a term of 1.5 years expiring September 11, 2009 and the drilling of a further 12,250 meters would be required in order to meet the minimum work program.

As at August 13, 2007, seven exploratory wells have been drilled on the exploration block for a total of 31,225 total vertical meters drilled, leaving 1,877 meters to be drilled to complete the New Phase I commitment and 12,250 meters to be drilled to complete the Phase II commitment.  An eighth exploratory well, the KG#28 was drilled to 5,258 meters on the exploration block, however the KG#28 well has been classified as an appraisal well as defined under the PSC by the management committee.

Unless approval is granted by the GOI to merge Phases I and II of the work program under the new policy guidelines, we may be liable for the consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC.  The PSC has provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract.  Termination rights can be exercised after giving ninety days written notice.  This failure to timely complete the minimum work commitment, though we have been advised by GSPC there is no precedence, may be deemed by the GOI to be a failure to comply with the provisions of the contract in a material particular.

The termination of the PSC by the GOI would result in our loss of our interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries".  The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC.  Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of August 13, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.

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

The KG Offshore Block Drilling Activities
GSPC currently has contracted with Saipem SPA, part of ENI, Italy, for the Saipem Perro Negro 3 jack-up drilling rig to drill 10 exploratory wells, with an option of extending the contract for 2 additional exploratory wells.  As of August 13, 2007, the Saipem Perro Negro 3 drilling rig has drilled five exploratory wells and is currently drilling one appraisal well, the KG#28.  Two of the five exploratory wells, the KG#1 drilled in 2004 and the KG#11 drilled in 2005 have both been abandoned.  While testing deemed satisfactory by GSPC has been completed, the remaining three exploratory wells, the KG#8 drilled in 2005, and the KG#17 and KG#15 drilled in 2006, all drilled from the KG#8 well platform, have been suspended awaiting the results of future wells drilled from this platform.

On February 6, 2007, the Saipem Perro Negro 3 rig commenced drilling the KG#28 well from the KG#8 platform.  The KG#28 well is the sixth well drilled by the Saipem Perro Negro 3 jack-up drilling rig.  The KG#28 well, a further exploratory well, has been classified by the Management Committee as an “appraisal well” for the purposes of the PSC.  On May 11, 2007, when the well was close to total depth, a gas kick was encountered which was subsequently controlled.  The hole was plugged back with cement to just below the 9 5/8 inch casing shoe in order to sidetrack and re-drill the entire 8½ inch section from 4,052 meters measured depth. The well was drilled directionally deviating approximately 1,640 meters east of the KG#8 wellhead location to a total measured depth of 5,258 meters (4,879 total vertical depth).  As at August 13, 2007, the well is currently being cased to total depth with a 7 inch liner to be followed by a cased hole logging program after which the perspective intervals will be tested.

GSPC has also entered into a 25 month contract with Atwood Oceanics Inc., a Houston based International Offshore Drilling Contractor, for the Atwood Beacon jack-up drilling rig to drill additional exploration wells on the KG Offshore Block.

On January 3, 2007, the Atwood Beacon rig commenced drilling its first well, the KG#16 exploratory well.  The KG#16 well is situated in shallow water of approximately 109 meters and is approximately 5 kilometers East of the location where the Saipem Perro Negro 3 jack-up drilling rig is located.  On May 14, 2007 it was announced that GSPC had completed the drilling of the KG#16 well to a total depth (“TD”) of 5,372 meters measured depth.  A complete suite of modern logs were run and the well was cased with a 7 inch liner to TD.  A testing program was designed based upon independent log analyses, as well as core samples, MDT’s (“Modular Formation Dynamics Tester”) and hydrocarbon shows while drilling.

The testing program was completed on August 1, 2007.  DST-1 (drill stem test number 1) and DST-1A involved 45 meters and 33.5 meters of perforations across the interval depth from 4,951 – 5,046 and 4,800 – 4,833.5 meters MD respectively.  Both zones were tight and did not flow hydrocarbons to surface.  DST-2 was chosen from encouraging independent log analyses over the interval depth of 4,642 to 4,754 meters measured depth, but was abandoned without perforating due to operational problems.  DST-3 involved 75 meters of perforations over the interval depth of 4,483 to 4,590 meters measured depth at a stabilized flow rate of 2.21 MMSCFD (million standard cubic feet per day) of gas and 15 BBLS/D (barrels per day) of condensate at a well head flowing pressure of 880 psi through a 24/64 inch choke.  DST-4 involved 133 meters of perforations over the interval depth of 4,302 to 4,435 meters measured depth at a stabilized flow rate of 2.52 MMSCFD of gas and 106 BBLS/D of condensate at a well head flowing pressure of 1,880 psi through a 16/64 choke.  The testing of the KG#16 well has been completed and it is now planned to be temporarily suspended and evaluated for future pilot testing of stimulation technologies.

On May 14, 2007, it was further announced that GSPC has recently contracted a fourth drilling rig named “Deep Driller 1”.  The Deep Driller 1 is owned by Sinvest ASA out of Norway and is a jack-up rig capable of operating in water depths of approximately 120 meters.  The term of the contract is for two years from the date of spud of the first well.

On May 8, 2007, GSPC commenced drilling the KG#30 exploratory well with the Deep Driller 1.  The KG#30 well is situated approximately 15.5 kilometers Northeast of the KG#11 well, and is being drilled vertically in shallow waters of approximately 45 meters.  On August 13, 2007 it was announced that GSPC had completed the drilling and casing of the KG#30 well to a total vertical depth of 3,951 meters and a complete suite of modern logs have been run.  An open hole DST (drill stem test) was unsuccessful due to mechanical failure.  As at August 13, 2007, a testing program based upon independent log analysis has commenced.  The KG#30 will be the first exploratory well to test the deepest part of the northern graben in the KG Offshore Block.

GSPC has further entered into a contract with Essar Oilfield Services Limited (“EOSL”), a subsidiary of Essar Shipping & Logistics Ltd. of Cyprus, for a semi-submersible drilling rig named “Essar Wildcat”.  The Essar Wildcat is a self propelled drilling rig suitable for deployment in water depths of 400 meters and has a drilling depth capacity of 7,600 meters.  The Essar Wildcat has arrived at the KG Offshore Block and is currently undergoing upgrading and maintenance.  GSPC intends to commence drilling additional wells in the deeper water in the KG Offshore Block by the third quarter of 2007.  The initial term of the EOSL contract is for two years from the date of spud of the first well, with the option of two extensions, each for one year.

The KG Onshore Block Agreement
OIL, as operator for this KG Onshore Block has applied for the Production Exploration Licence ("PEL") from the State of Andhra Pradesh, which when issued will allow OIL to commence the Phase I work program commitments.

Under the PSC for the KG Onshore Block, the Phase I work commitment consists of reprocessing 564 linear kilometers of 2D seismic, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 548 sq km of 3D seismic.  This Phase I commitment further consists of the drilling of 12 exploration wells to various depths between 2,000 and 5,000 meters.  We will be required to fund our 10% proportionate share of the costs incurred in these activities estimated to be approximately $8.5 million over the four years of the first phase of the work commitment with respect to a 10% participating interest in the block and approximately $21.4 million with respect to a 25% participating interest in the block.

Cambay Basin Agreements and Drilling Activities
At June 30, 2007, we are parties to four PSCs relating to exploration blocks in the Cambay Basin.  These include the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block and the Tarapur Block.

Mehsana Block
This PSC provides that the exploration activities of the first exploration phase, which commenced May 21, 2004, are to be conducted over a period of 2.5 years.  During the first exploration phase on this exploration block, the parties are to acquire 75 square kilometres of 3D seismic data, reprocess 650 linear kilometres of 2D seismic data and conduct a geochemical survey, all of which has been completed.  In addition, the parties are to drill seven exploratory wells between 1,000 to 2,200 meters.  As at August 13, 2007, two of the seven exploration wells have been drilled on this block, the first being CB-2 well drilled to a total vertical depth of 2,500 meters and the second, the CB-3 well was drilled to a total vertical depth of 2,350 meters.  Both of these wells did not proceed into a testing program and were subsequently abandoned.  On July 31, 2007, Jubilant, as operator, commenced drilling the third exploratory well on the Mehsana Block, the CB-3A well with the WAFA STAR RIG 1 to an estimated total depth of 2,480 meters.  As of August 13, 2007 this well is currently drilling at an approximate measured depth of 650 meters.

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

At June 30, 2007, we have incurred costs of approximately $1.4 million with respect to exploration activities on the Mehsana Block.  We estimate that our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008 fiscal year which will include the drilling of the remaining five wells from the Phase I work commitment, will be approximately $1.8 million

Sanand/Miroli Block
This PSC provides that the exploration activities, which commenced July 29, 2004, are to be conducted over a period of 2.5 years.  During the first exploration phase on the Sanand/Miroli Block, the parties are to acquire 200 square kilometres of 3-D seismic data, reprocess 1,000 linear kilometres of 2-D seismic data, and conduct a geochemical survey.  GSPC as operator has completed these exploration activities which included the acquisition, processing and interpretation of a 463 sq km onshore 3-D seismic program.  In addition, we are to drill twelve exploratory wells between 1,500 to 3,300 meters, of which four have been drilled and one is currently drilling as of August 13, 2007.

Drilling operations using the DALMA MR#4 Rig commenced on this block on November 15, 2006 with the drilling of the first of the twelve exploration wells.  The M1 well was drilled to a total vertical depth (TVD) of 2,300 meters and was temporarily suspended.  The well has subsequently been re-entered and drilled to a TVD of 2,463 meters.  The well has been logged, cased and testing has been completed.  All four zones that were tested were oil bearing intervals.  The uppermost interval was hydraulically fractured and flowed oil at 106 barrels of oil per day (BBL/D).  The remaining three oil bearing intervals in M1 are planned to be stimulated using hydraulic fracture stimulation with a workover rig.  The GOI has been made aware of this hydrocarbon discovery as per Article 10.1 of the PSC.  The same rig spud a second well, the M4 well, on February 24, 2007 which was drilled to a total vertical depth of 2,226 meters.  This well was logged, cased and is currently awaiting a workover rig for testing.

A third well, the M2 well, commenced drilling using the DRIPL 1500 HP rig on March 26, 2007 which was drilled to a TVD of 3,308 meters.  The well was subsequently tested and abandoned without any success.

 The DAKMA MR#4 Rig commenced drilling the SE#4 well on July 12, 2007.  The SE#4 well was drilled to a total vertical depth of 2,340 meters.  As at August 13, 2007, the well has been logged and cased and is awaiting a workover rig for testing.

The JOHN 1500 RIG commenced drilling the SE#2 well on July 29, 2007.  As at August 13, 2007, the SE#2 well is currently drilling at an approximate measured depth of 1,250 meters.   .

The first exploration phase relating to the PSC for the Sanand/Miroli Block expired without the required minimum of twelve wells having been drilled. On December 29, 2006 the management committee approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from January 28, 2007 to July 28, 2007.  The period of extension will be set off against the term of the Second Phase which would reduce Phase II to 1.5 years expiring January 28, 2009.  Further on July 23, 2007, GSPC as operator, on behalf of the consortium partners has requested from the GOI a one year extension under Annexure-1 SI. No. 3 of the extension policy “where the minimum work program has not been completed but a hydrocarbon discovery is made within the exploration phase and does not want to relinquish the area at the end of the phase.”  Under this clause, an additional extension of 12 months may be given subject to the consortium partners providing a 50% Bank Guarantee of the unfinished minimum work program (MWP) and the additional work program.  An additional work program which includes AVO processing and Inversion work on the 3D seismic, resulting in a comprehensive geological model.  Final consent to this extension is awaiting GOI approval.

As at June 30, 2007 we have incurred costs of approximately $1.1 million with respect to exploration activities on the Sanand/Miroli Block.  We estimate that our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008, which will include the drilling of the remaining nine wells from the Phase I work commitment, will be approximately $2.6 million based on our 10% participating interest.

Ankleshwar Block
Under the terms of our PSC for the Ankleshwar Block, the first phase of our work commitment covers a period of three years and commenced April 1, 2006.  The Phase I work commitment was to acquire, process and interpret 448 sq kms of 3-D seismic and reprocess 650 LKM’s of 2-D seismic which has been completed.  In addition, we are to drill 14 exploratory wells between 1,500 to 2,500 meters.  As at June 30, 2007 we have incurred costs of approximately $700,000 on the Ankleshwar Block for our 10% participating interest.  We estimate our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008, which includes the drilling of 8 of the 14 exploratory wells, will be approximately $2.7 million based on our 10% participating interest.  We anticipate drilling operations will commence in Q4 of 2007.

Tarapur Block
Through August 13, 2007, GSPC has drilled or is drilling fourteen wells on this block, of which; five wells, the Tarapur 1, 5, 7, G, and P have been suspended awaiting a possible future development program; three wells, the Tarapur 4, TS-4, TS-5 are currently testing or waiting to be tested; three wells, the Tarapur 4, TS-1 and TS-3 are currently drilling; and three wells have been abandoned.

GSPC commenced drilling the Tarapur 6 appraisal well on April 28, 2007 to delineate the extent of the Tarapur G discovery before the submission of a further two-well appraisal program to the GOI under the terms of the PSC.  The Tarapur 6 well was drilled to a total vertical depth (TVD) of 1,795 meters.  After a hydraulic fracture stimulation, the Tarapur 6 flowed oil at a rate of 600 barrels of oil per day.  On May 25, 2007 GSPC commenced drilling the Tarapur 4 well with the DALMA MR#1 Rig.  The Tarapur 4 was drilled to a total vertical depth of 1,901 meters and was logged and cased and is currently awaiting a workover rig for testing.

On April 26, 2007, GSPC commenced drilling the TS-4 exploratory well.  The TS-4 was drilled to a total vertical depth of 2,844 meters.  The TS-4 has been logged and cased and as at August 13, 2007, testing of the well with a workover rig has commenced.  A further well, the TS-5 commenced drilling on May 22, 2007.  The TS-5 was drilled to a total vertical depth of 3,007 meters.  The TS-5 has been logged and as at August 13, 2007 is being cased to total depth, after which a testing program will commence.  Further, on June 14, 2007 GSPC commenced the drilling of the TS-8 and as at August 13, 2007 is drilling at an approximate depth of 2,960 meters.  Two additional wells are currently drilling as at August 13, 2007 in this area.  The TS-1 and TS-3 are drilling at an approximate depth of 700 meters and 2,100 meters respectively.

GSPC and the Company intend to continue to aggressively drill additional wells in the Tarapur Block in order to assess the potential of the discovery to date.

To June 30, 2007, we have incurred costs of approximately $4.1 million under the terms of our agreement with GSPC for our 20% PI share of exploration costs.  The third and final phase of exploratory activities on the Tarapur Block had a term of 2 years expiring November 22, 2007 with a work commitment to drill one well to a depth of 3,000 meters or to the Deccan trap.  This requirement has been completed and all areas not encompassing a commercial discovery after November 22, 2007 will be relinquished back to the GOI.  Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery on the Tarapur Block by acquiring a 30% participating interest as provided under the PSC.  The exercise of this right would result in the reduction of our PI to 14%.

Estimated total capital expenditures we will be required to contribute to drilling an estimated seven additional appraisal wells on this block, over the period April 1, to November 22, 2007 based on our 20% PI will be approximately $2.7 million.

Financial Commitments
At June 30, 2007, in connection with these four Cambay Basin PSCs, we have provided to the GOI four irrevocable letters of credit totaling $2,955,000 (Mehsana $155,000, Sanand/Miroli $910,000, Ankleshwar $950,000 and Tarapur $940,000) secured by our term deposits in the same amount.  These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period April 1, 2007 to March 31, 2008 of Phase I of these four Cambay Basin Agreements.

The Deccan Syneclise Basin Agreements and Drilling Activities

DS 03 Block
Under the terms of the PSC for the DS 03 Block, the work commitment under Phase I which commenced September 4, 2006, is to complete a gravity magnetic and geochemical survey and acquire an aero magnetic survey of 12,000 LKM’s.  We will be required to fund our 100% participating interest of the costs incurred in these activities originally estimated to be approximately $625,000 over the three years of the first phase.  As at June 30, 2007, we have incurred costs of approximately $146,000 on this block.

We estimate our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008 will be approximately $500,000 based upon our 100% PI in this PSC.

Financial Commitment
As at June 30, 2007 we have provided to the GOI, an irrevocable letter of credit totaling $175,000 secured by our term deposit in the same amount.  This letter of credit serves as a guarantee for the performance of the minimum work commitment for the budget period April 1, 2007 to March 31, 2008 of these Phase I activities for the DS 03 Block.

DS 04 Block
On June 7, 2007 the State of Maharashtra issued the petroleum exploration licence for the DS 04 Block.  Under the terms of the PSC for the DS 04 Block, the Phase I work commitment has commenced and runs for a period of 4 years until June 6, 2011.  The Phase I work commitment consists of conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 325 LKM of 2-D seismic.  We further committed to drill 10 core holes to a depth of approximately 500 meters.  We will be required to fund our 100% proportionate share of the costs incurred in these activities estimated to be approximately $1.45 million over the four years of the first phase of the work commitment.

We are currently in the process of submitting a budget to the GOI for approval for the period June 7, 2007 to March 31, 2008.  We estimate our expenditures for exploration activities during this period ending March 31, 2008 will be approximately $500,000 based upon our 100% PI in this PSC.  Further we will be required upon approval of the budget, to provide to the GOI a letter of credit totalling approximately $175,000 which will be secured by a term deposit in the same amount.  This letter of credit serves as a guarantee for the performance of the minimum work commitment for the budget period June 7, 2007 to March 31, 2008.

The Rajasthan Basin Agreements and Drilling Activities

OIL, as operator for both RJ Block 20 and RJ Block 21 exploration blocks is in the process of applying for the PEL's for both blocks from the State of Rajasthan, which when issued will allow the parties to commence the Phase I work program commitments.

The combined Phase I work commitments under the PSCs for these blocks consist of reprocessing a total 926 LKM of 2-D seismic, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 560 LKM of 2-D seismic and 1,311 sq km of 3-D seismic.  The combined Phase I commitments further consist of drilling a total of 20 exploration wells over both blocks to various depths between 2,000 and 2,500 meters.  We will be required to fund our 25% proportionate share of the costs incurred in these activities estimated to be approximately $18.3 million over the four years of the first phase of the work commitments.

2007 Activities
We expect our exploration and development activities pursuant to the PSCs we are parties to will continue throughout 2007 in accordance with the terms of those agreements.  In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the GOI in the future.  As of August 13, 2007, we have no specific plans to join with others in bidding for any specific PSCs in India.  We expect that our interest in any such ventures would involve a minority PI in the venture.  In addition, as opportunities arise, we may seek to acquire minority PI's in exploration blocks where PSCs have been heretofore awarded by the GOI.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

We may during the year 2007 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries.  As of August 13, 2007, we have not been awarded any such interests

We expect drilling activities in the KG Offshore Block and Cambay Blocks will continue throughout 2007.  We anticipate Jubilant, as operator of the Mehsana Block to continue the drilling of the remaining five wells of the seven wells committed under Phase I.  Similarly, we expect GSPC as operator of the Sanand/Miroli Block to continually drill the remaining nine wells of the twelve wells in the Phase I commitment.  In addition, we expect GSPC as operator of the Ankleshwar Block to commence the drilling of the first of eight wells budgeted for the 12 months ended March 31, 2008.  These eight wells are part of a fourteen well commitment under Phase I of the PSC covering the Ankleshwar Block.

In addition, we anticipate GSPC as operator of the Tarapur Block to drill a possible three additional exploration wells and two appraisal wells before November 22, 2007, being the expiry date of our PSC covering the Tarapur Block.

Depending upon the scope of our activities during the years 2007 and 2008, we may require additional capital for the funding of our activities under the PSCs we are currently a party to as well as support for our bidding for other PSCs that may be awarded in India or elsewhere.  In addition, we may require additional funds for the possible acquisition of further minority participating interests in PSCs in drilling blocks heretofore awarded and that we may hereafter propose to enter into in India and possibly elsewhere.  We believe it can be expected that our interest in further or additional PSCs would be a participating interest.   As the holder of a participating interest in any such activities, it can be expected that we will be required to contribute capital to any such ventures in proportion to our percentage interest.

As of August 13, 2007, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that may be required for these purposes.  As of that date, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard.  We expect that if we seek to raise additional capital it will be through the sale of equity securities.  As of August 13, 2007, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.

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
•
plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities and to realize revenues from the sales of those hydrocarbons,

•
our ability to maintain compliance with the terms and conditions of our PSCs, including the related work commitments, to obtain consents, waivers and extensions from the DGH or GOI as and when required, and our ability to fund those work commitments,

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

These statements appear, among other places, under the caption "Risk Factors".  If our plans fail to materialize, your investment will be in jeopardy.
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
•
We cannot assure you that we will obtain all required consents, waivers and extensions from the DGH or GOI as and when required to maintain compliance with our PSCs and that we may not be adversely affected by any delays we may experience in receiving those consents, waivers and extensions or that we may not incur liabilities under the PSCs for our failure to maintain compliance with and timely complete the related work programs.

•
We cannot assure you that the outcome of testing of one or more wells on the exploration blocks under our PSCs will be satisfactory and result in a commercially-productive wells or that any further wells drilled will have commercially-successful results.

Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military or terrorist activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption "Risk Factors" herein.  They are also described in our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and 10-Q, and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.
Risk Factors
An investment in shares of our common stock involves a high degree of risk.  You should consider the following factors, in addition to the other information contained in this Prospectus, in evaluating our business and current and proposed activities before you purchase any shares of our common stock.  You should also see the "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" regarding risks and uncertainties relating to us and to forward-looking statements in this Prospectus.

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
We are in the early stage of developing our operations.  Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the GOI.  We have realized no revenues from our oil and natural gas exploration and development activities and do not claim any proved reserves of oil or natural gas.  As of August 13, 2007, a venture in which we have a net 5% carried interest has drilled and abandoned two wells and has drilled, tested and cased six wells.  Two ventures that we have a 10% participating interest has drilled six wells and two are currently being drilled.  One venture that we have a 20% PI has drilled or is drilling fourteen wells.

Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSCs we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered and as of August 13, 2007, there are no or limited facilities for the delivery and storage of hydrocarbons on the areas covered by our PSCs.  The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.

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

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $44.68 Million On Account of GSPC’s Exploration Costs On the KG Offshore Block
Gujarat State Petroleum Corporation Ltd. (“GSPC”), the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under Phase I of the work program set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under Phase I included in the parties’ joint bid for the award by the Government of India of the KG Offshore Block.

GeoGlobal has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to GeoGlobal under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of GeoGlobal (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above US$59.23 million.    GSPC asserts that the amount payable is US$44.68 million including interest of US$4.43 million as of June 30, 2007.   GeoGlobal disputes this assertion of GSPC.

We have advised GSPC that, under the terms of the Carried Interest Agreement ("CIA") dated August 27, 2002 between us and GSPC, the terms of which are also incorporated into the PSC and the Joint Operating Agreement between the parties, it has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the CIA.  We further reminded GSPC that we have fulfilled over the past five years our obligations under the CIA to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the CIA.  In furtherance of our position, we have obtained the opinion of prominent Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the CIA, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

We continue to be of the view that, under the terms of the CIA, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group Mauritius) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum.

Possible Inability of Contracting Parties to Fulfill Phase One of the Minimum Work Programs for Certain of Our PSCs
Our PSCs relating to the India Blocks provide that by the end of the first phase of the exploration phases the contracting parties shall have drilled a certain number of wells.  The first phase of the exploration period relating to the PSC for the KG Offshore Block expired without the required minimum of at least fourteen exploration wells being drilled during the first phase.  The first phase of the exploration period of the PSC relating to the Mehsana Block also expired without the required minimum of seven wells having been drilled and the first phase of the exploration period of the PSC relating to the Sanand/Miroli Block expired without the required minimum of twelve wells having been drilled.  GSPC is the operator on the KG Offshore Block and the Sanand/Miroli blocks and Jubilant Oil & Gas ("Jubilant") is the operator on the Mehsana block.

On July 4, 2007, the Directorate General of Hydrocarbons (“DGH”), a body under the Ministry of Petroleum & Natural Gas, advised GSPC that, because of the worldwide supply and availability shortage of offshore drilling rigs, on June 20, 2007 the Government of India had issued new policy guidelines for the merger of exploration phases of PSCs granted under NELP III and NELP IV and for the substitution of additional meterage drilled in deeper wells against the total meterage commitment as part of the minimum work program in the PSCs.

On July 12, 2007, GSPC, on behalf of the contracting parties for the KG Offshore Block, notified the DGH that it was exercising the option granted under the new policies to request a merger of Phases I and II of the KG Offshore Block work program with the effect of establishing a new work program phase expiring March 11, 2008.  In addition, GSPC exercised the option to substitute a total meterage drilled commitment in the new work program phase that would be irrespective of the number of wells drilled.

As of August 13, 2007, GSPC is awaiting the outcome of a meeting with the DGH where the requests of GSPC on behalf of the contracting parties are to be discussed.  Unless our exercise of these options is accepted by the DGH, we may be liable for the consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC.  This failure to timely complete the minimum work commitment, though we have been advised by GSPC there is no precedence, may be deemed by the GOI to be a failure to comply with the provisions of the contract in a material particular.

We believe that, subject to the DGH accepting GSPC’s exercise of the option to merge Phase I and Phase II of the work commitments under the KG Offshore Block PSC and the option to substitute total meterage drilled irrespective of the number of wells drilled, the contracting parties will be successful in fulfilling the work commitment under the new work program phase before March 11, 2008.  However, at March 11, 2008, the contracting parties will be required to relinquish 50% of the KG Offshore Block contract area at the expiration of the new work program phase.

With respect to the Mehansa Block, the first exploration phase relating to the PSC for the Mehsana Block expired without the required minimum of seven wells having been drilled. In October, 2006 the management committee under the PSC for the Mehsana Block approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from November 21, 2006 to May 20, 2007.  Further, on April 6, 2007 the members of the operating committee under the Mehsana Block operating agreement resolved to submit an application to the GOI for extension for an additional six months to November 20, 2007 to complete the minimum work program under Phase I.  In seeking that extension, the joint venture partners agreed to provide a 100% bank guarantee and a 10% cash payment to be agreed upon based on pre-estimated liquidated damages for the unfinished minimum work program as reasonably determined by DGH, which has not yet been determined.  As well, the contractor would be required to relinquish 25% of the block pursuant to the provisions of the PSC.  The period of extension will be set off against the term of the Second Phase which would reduce Phase II to one year expiring November 20, 2008.  Final consent to this extension is awaiting GOI approval.

With respect to the Sanand/Miroli Block. the first exploration phase relating to the PSC for the Sanand/Miroli Block expired without the required minimum of twelve wells having been drilled. On December 29, 2006 the management committee approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from January 28, 2007 to July 28, 2007.  The period of extension will be set off against the term of the Second Phase which would reduce Phase II to 1.5 years expiring January 28, 2009.  Further on July 23, 2007, GSPC as operator, on behalf of the consortium partners has requested from the GOI a one year extension under Annexure-1 SI. No. 3 of the extension policy “where the minimum work program has not been completed but a hydrocarbon discovery is made within the exploration phase and does not want to relinquish the area at the end of the phase.”  Under this clause, an additional extension of 12 months may be given subject to the consortium partners providing a 50% Bank Guarantee of the unfinished minimum work program (MWP) and the additional work program.  An additional work program which includes AVO processing and Inversion work on the 3D seismic, resulting in a comprehensive geological model.  Final consent to this extension is awaiting GOI approval.

The PSCs also have provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract.  This failure to timely complete the minimum work commitment may be deemed to constitute such a breach.  Termination rights can be exercised after giving ninety days written notice.

The termination of a PSC by the GOI would result in the loss of our interest in the PSC other than contract areas of the PSC determined to encompass "commercial discoveries".  The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC.  Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of August 13, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.  Likewise, no areas of the Mehansa Block or the Sanand/Miroli Block have been determined to encompass commercial discoveries.

In the event a PSC is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, the PSC provides that each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase.

With respect to the KG Offshore Block, we are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase.

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

There can be no assurance that the ventures in which we are a participant will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future.  Our operations were recently established, and as such, we have no substantial operating history to serve as the basis to predict our ability to further the development of our business plan.  Likewise, the outcome of our exploratory drilling activities, as well as our quarterly and annual operating results cannot be predicted. Consequently, we believe that period to period comparisons of our exploration, development, drilling and operating results will not necessarily be meaningful and should not be relied upon as an indication of our stage of development or future prospects.  In the future, operating or drilling results may fall below our expectations or the expectations of securities analysts and investors and that some of our drilling results will be unsuccessful and the wells abandoned.  In such event, the trading price of our common stock may be materially and adversely affected.

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

As of June 30, 2007, we had cash and cash equivalents of approximately $55.3 million.  We currently expect that our available cash will be sufficient to fund us through the budget periods ending March 31, 2008 and through the balance of 2008 at our present level of operations on the ten exploration blocks in which we are currently a participant including our newly acquired NELP-VI exploration blocks.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our six exploration blocks, excluding our newly acquired NELP-VI exploration blocks, totals approximately $12.7 million during the period April 1, 2007 to March 31, 2008.  We anticipate total expenditures on the four newly acquired NELP-VI blocks for the first exploration phase which covers four years to be approximately $28 million.  Any further PSC's we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.  There can be no assurance that we will be able to raise the capital.

India’s Regulatory Regime May Increase Our Risks And Expenses In Doing Business
All phases of the oil and gas exploration, development and production activities in which we are participating are regulated in varying degrees by the Indian government, either directly or through one or more governmental entities.  The areas of government regulation include matters relating to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental protection and rig safety.  In addition, the award of a PSC is subject to GOI consent and matters relating to the implementation and conduct of operations under the PSC are subject, under certain circumstances, to GOI consent.  As a consequence, all future drilling and production programs and operations we undertake or are undertaken by the ventures in which we participate in India must be approved by the Indian government.  Shifts in political conditions in India could adversely affect our business in India and our ability to obtain requisite government approvals in a timely fashion or at all.  We, and our joint venture participants, must maintain satisfactory working relationships with the Indian government.  This regulatory environment and possible delays inherent in that environment may increase the risks associated with our exploration and production activities and increase our costs of doing business.

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of August 13, 2007, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 32,523,667 shares or approximately 45.0% of our outstanding Common Stock.  As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions.  These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions.  These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders.  Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.  Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

Our Reliance On A Limited Number Of Key Management Personnel Imposes Risks On Us That We Will Have Insufficient Management Personnel Available If The Services Of Any Of Them Are Unavailable
We are dependent upon the services of our President and Chief Executive Officer, Jean Paul Roy, and Executive Vice President and Chief Financial Officer, Allan J. Kent.  The loss of either of their services could have a material adverse effect upon us.  We currently do not have employment agreements with either of such persons or key man life insurance.  The services of Mr. Roy are provided pursuant to the terms of an agreement with a corporation wholly-owned by Mr. Roy.  We have no direct contractual agreement with Mr. Roy and, therefore, he is not directly obligated to provide services to us or refrain from engaging in other activities.  At present, Mr. Kent’s services are provided through an oral agreement with him.  There is no written agreement between us and Mr. Kent which obligates him to refrain from engaging in other activities.  .

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

At present, our only oil and gas interests are our contractual rights under the terms of the ten PSCs with the GOI that we have entered into.  We are not and will not be the operator of any of the exploration, drilling and production activities conducted on our exploration blocks, with the exception of the DS 03 Block and the DS 04 Block in which we hold a 100% interest and are the operators.  Accordingly, the realization of successes in the exploration of the blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.

Under the terms of our CIA for the KG Offshore Block, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block prior to the start date of initial commercial production.  However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less.  Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the PSC for which our interest is carried was originally estimated to be approximately $22.0 million.  Additional drilling costs including the drilling to depths in excess of 5,000 meters, where higher downhole temperatures and pressures are encountered, versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in additional costs exceeding originally estimated expenditures.  As a consequence of these additional drilling costs incurred, the annual budget for the period April 1, 2007 to March 31, 2008 submitted to the Management Committee under the PSC for the KG Offshore Block estimates that GSPC will expend approximately $50.4 million attributed to us (including the amount attributable to RGM) under the CIA over the period April 1, 2007 to March 31, 2008.  Further additional expenditures may be required for cost overruns and completions of commercially successful wells.  We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence.  Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement between us and Roy Group (Mauritius) Inc.  We are not entitled to any share of production from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the CIA, have been recovered by GSPC from future production revenue.  Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Offshore Block.  As provided in the CIA, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Offshore Block.

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

The Requirements Of Section 404 Of The Sarbanes-Oxley Act Of 2002 Require That We Undertake An Evaluation Of Our Internal Controls That May Identify Internal Control Weaknesses
The Sarbanes-Oxley Act of 2002 imposes new duties on us and our executives, directors, attorneys and independent registered public accounting firm.  In order to comply with the Sarbanes-Oxley Act, we are evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls.  We have initiated the establishment of the procedures for performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  We anticipate being able to fully implement the requirements relating to reporting on internal controls and all other aspects of Section 404 in a timely fashion.  If we are not able to implement the reporting requirements of Section 404 in a timely manner or with adequate compliance, our management and/or our auditors may not be able to render the required certification and/or attestation concerning the effectiveness of the internal controls over financial reporting, we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities and Exchange Commission or American Stock Exchange, and our reputation may be harmed.  Any such action could adversely affect our financial results and the market price of our common stock.

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

While our President and Executive Vice President have had extensive experience in the oil and gas exploration business, we have been engaged in limited activities in the oil and gas business over approximately the past four years and have a limited history of activities upon which you may base your evaluation of our performance.  As a result of our brief operating history and limited activities in oil and gas exploration activities, our success to date in entering into ventures to acquire interests in exploration blocks may not be indicative that we will be successful in entering into any further ventures.  There can be no assurance that we will be successful in growing our oil and gas exploration and development activities.

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

At June 30, 2007, we had not entered into any market risk sensitive instruments, as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Interest Rate Risk
At June 30, 2007, we had approximately $55.3 million in cash and cash equivalents.  Substantially, all these funds are held in U.S. dollars and our cash equivalents are invested in high-quality credit instruments, primarily of money market funds with maturities of 90 days or less.  We do not expect any material loss from cash equivalents, and therefore we believe our interest rate exposure on invested funds is not material.  Fluctuations in interest rates can be expected to affect the interest income we receive on the invested funds.

At June 30, 2007, we had no long-term debt outstanding and held no market risk sensitive instruments related to the interest rate risk.

Foreign Currency Risk
Substantially, all of our cash and cash equivalents are held in U.S. dollars or U.S. dollar denominated securities. At June 30, 2007, we had no operating revenues.  Certain of our expenses are fixed or denominated by foreign currencies including the Canadian dollar and the Indian Rupees.  We are exposed to market risks associated with fluctuations in foreign currency exchange rates related to our transactions denominated in currencies other than the U.S. dollar.

At June 30, 2007, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

Item 4.CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Jean Paul Roy, our President and Chief Executive Officer, and Allan J. Kent, our Executive Vice President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, Mr. Roy and Mr. Kent have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II
OTHER INFORMATION

Item 1A.RISK FACTORS

The description of the Risk Factors associated with an investment in our Common Stock set forth under the heading Risk Factors in Item 2 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q are incorporated into this Part II Item 1A by reference and supersede the discussion of risk factors under the heading in Part II, Item 6 Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-KSB as amended by a Form 10-KSB/A for the year ended December 31, 2006.

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

August 14, 2007                                                          /s/ Jean Paul Roy
------------------------
Jean Paul Roy
President and Chief Executive Officer
 (Principal Executive Officer and Director)

August 14, 2007                                                         /s/ Allan J. Kent
----------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting)