Form 10-Q/A
period 2007-06-30
GEOGLOBAL RESOURCES INC.
filed 2007-09-12
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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

General.                      Based on a routine monitor review of the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 14, 2007, the staff of the Securities and Exchange Commission requested that the Registrant revise certain of the language appearing in Item 4. Controls and Procedures of the subject Report.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 14, 2007. The following items have been amended:

Quarterly Report on Form 10-Q/A
June 30, 2007

Table of Contents

		Page
	Part I

Item 4	Controls and Procedures	3

	Part II

Item 6	Exhibits	3

PART I.                      FINANCIAL INFORMATION

Item 4.  Controls and Procedures

Disclosure Controls

Under the supervision and with the participation of our management, including Jean Paul Roy, our President and Chief Executive Officer, and Allan J. Kent, our Executive Vice President and Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.                                EXHIBITS

31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

32.2*	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

* filed or furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.
(Registrant)

September 12, 2007	/s/ Jean Paul Roy
Jean Paul Roy President and Chief Executive Officer (Principal Executive Officer)

September 12, 2007	/s/ Allan J. Kent
Allan J. Kent Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)