Form 10-Q
period 2007-09-30
GEOGLOBAL RESOURCES INC.
filed 2007-11-14
CIK 896726

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007;
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission file Number: 1-32158

GEOGLOBAL RESOURCES INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0464753
(State or other jurisdiction of incorporation of organization)	(I.R.S. employer identification no.)

SUITE #310, 605 – 1 STREET SW, CALGARY, ALBERTA, CANADA   T2P 3S9

 (Address of principal executive offices, zip code)

403/777-9250

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2007
COMMON STOCK, PAR VALUE $.001 PER SHARE	72,205,756

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)

QUARTERLY REPORT ON FORM 10-Q

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 (Unaudited)	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 30, 2006 and from inception on August 21, 2002 to September 30, 2007 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2007 and from inception on August 21, 2002 to September 30, 2007 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 and September 30, 2006 and from inception on August 21, 2002 to September 30, 2007 (Unaudited)	6

	Notes to the Consolidated Financial Statements as at September 30, 2007 (Unaudited)	7-29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	54

Item 6.	Exhibits	54

PART I. Item 1.	FINANCIAL INFORMATION CONSOLIDATED FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2007 US $	December 31, 2006 US $

Assets
Current
Cash and cash equivalents	49,255,804	32,362,978
Accounts receivable	431,335	202,821
Prepaids and deposits	154,214	31,232
	49,841,353	32,597,031

Restricted cash (note 11a)	4,545,148	3,590,769
Property and equipment (note 3)	935,934	183,427
Oil and gas interests, not subject to depletion (note 4)	18,558,849	9,722,738

	73,881,284	46,093,965

Liabilities
Current
Accounts payable	1,078,914	1,888,103
Accrued liabilities	1,076,319	33,487
Due to related companies (notes 8c, 8d and 8e)	52,745	33,605
	2,207,978	1,955,195
Stockholders' Equity (note 5)
Capital stock
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
72,205,755 common shares (December 31, 2006 – 66,208,255)	57,614	51,617
Additional paid-in capital	77,373,125	47,077,827
Deficit accumulated during the development stage	(5,575,433)	(2,990,674)
	71,673,306	44,138,770

	73,881,284	46,093,965
See Commitments, Contingencies and Guarantees (note 11)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006	Period from Inception, Aug 21, 2002 to Sept 30, 2007
	US $	US $	US $	US $	US$
					(note 12a)
Expenses (notes 5g, 6b, 8c, 8d and 8e)
General and administrative	791,587	358,810	1,571,722	1,054,504	4,082,438
Consulting fees	337,038	399,155	908,304	568,172	2,772,555
Professional fees	147,424	61,039	488,918	161,967	1,241,594
Depreciation	14,941	12,975	39,285	33,974	250,595
	1,290,990	831,979	3,008,229	1,818,617	8,347,182
Other expenses (income)
Consulting fees recovered	--	--	--	--	(66,025)
Equipment costs recovered	--	--	--	--	(19,395)
Gain on sale of equipment	--	--	--	--	(42,228)
Foreign exchange (gain) loss	2,433	(2,329)	(10,286)	(3,750)	16,261
Interest income	(694,292)	(461,123)	(1,551,184)	(1,288,741)	(3,798,362)
	(691,859)	(463,452)	(1,561,470)	(1,292,491)	(3,909,749)

Net loss and comprehensive loss for the period (note 9)	(599,131)	(368,527)	(1,446,759)	(526,126)	(4,437,433)

Net loss per share – basic and diluted (note 5f, 5g)	(0.03)	(0.01)	(0.04)	(0.01)

The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Stockholders' Equity US $
Common shares issued on incorporation on August 21, 2002	64	--	--	64
Net loss and comprehensive loss for the period	--	--	(13,813)	(13,813)
Balance at December 31, 2002	64	--	(13,813)	(13,749)

Common shares issued during the year
On acquisition	34,000	1,072,960	--	1,106,960
Options exercised for cash	397	101,253	--	101,650
December 2003 private placement financing	6,000	5,994,000	--	6,000,000
Share issuance costs on private placement	--	(550,175)	--	(550,175)
Net loss and comprehensive loss for the year	--	--	(477,695)	(477,695)
Balance at December 31, 2003	40,461	6,618,038	(491,508)	6,166,991

Common shares issued during the year
Options exercised for cash	115	154,785	--	154,900
Broker Warrants exercised for cash	39	58,611	--	58,650
Net loss and comprehensive loss for the year	--	--	(867,496)	(867,496)
Balance at December 31, 2004	40,615	6,831,434	(1,359,004)	5,513,045

Common shares issued during the year
Options exercised for cash	739	1,004,647	--	1,005,386
2003 Purchase Warrants exercised for cash	2,214	5,534,036	--	5,536,250
Broker Warrants exercised for cash	541	810,809	--	811,350
September 2005 private placement financing	4,252	27,636,348	--	27,640,600
Share issuance costs on private placement	--	(1,541,686)	--	(1,541,686)
Net loss and comprehensive loss for the year	--	--	(480,980)	(480,980)
Balance at December 31, 2005	48,361	40,275,588	(1,839,984)	38,483,965

Common shares issued during the year
Options exercised for cash	2,285	2,706,895	--	2,709,180
Options exercised for notes receivable	185	249,525	--	249,710
2003 Purchase Warrants exercised for cash	786	1,962,964	--	1,963,750
Share issuance costs	--	(74,010)	--	(74,010)
Stock-based compensation	--	1,956,865	--	1,956,865
Net loss and comprehensive loss for the year	--	--	(1,150,690)	(1,150,690)
Balance at December 31, 2006	51,617	47,077,827	(2,990,674)	44,138,770

Common shares issued during 2007
Options exercised for cash (note 6d)	317	320,358	--	320,675
June 2007 private placement financing (note 5b)	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement (note 5b)	--	(2,720,728)	--	(2,720,728)
2007 Compensation options (note 5b)	--	705,456	--	705,456
Stock-based compensation (note 6b)	--	2,035,892	--	2,035,892
2005 Stock purchase warrant modification (note 5g)	--	1,320,000	(1,320,000)	--
2005 Compensation option & warrant modification (note 5g)	--	240,000	--	240,000
Net loss and comprehensive loss for the period	--	--	(1,446,759)	(1,446,759)
	5,997	30,295,298	(2,766,759)	27,534,536
Balance as at September 30, 2007	57,614	77,373,125	(5,757,433)	71,673,306

The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended Sept 30, 2007 US $	Three months ended Sept 30, 2006 US $	Nine months ended Sept 30, 2007 US $	Nine months ended Sept 30, 2006 US $	Period from Inception, Aug 21, 2002 to Sept 30, 2007 US $
					(note 12a)
Cash flows provided by (used in) operating activities
Net loss	(599,131)	(368,527)	(1,446,759)	(526,126)	(4,437,433)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	14,941	12,975	39,285	33,974	250,595
Gain on sale of equipment	--	--	--	--	(42,228)
Stock-based compensation (note 6b)	389,999	419,509	1,060,206	632,550	2,250,382
2005 Compensation option & warrant modification (note 5g)	240,000	--	240,000	--	240,000
Changes in operating assets and liabilities:
Accounts receivable	(232,529)	(41,044)	(228,514)	(40,478)	(356,335)
Prepaids and deposits	(42,350)	(10,190)	(122,982)	(11,793)	(154,214)
Accounts payable	13,382	13,980	102,958	43,140	137,609
Accrued liabilities	30,000	(17,500)	(3,487)	(35,000)	30,000
Due to related companies	24,678	1,114	19,140	(118,168)	10,989
	(161,010)	10,317	(340,153)	(21,901)	(2,070,635)
Cash flows provided by (used in) investing activities
Oil and gas interests	(5,479,467)	(1,168,813)	(7,860,425)	(5,149,439)	(16,816,474)
Property and equipment	(317,255)	(24,782)	(791,792)	(85,765)	(1,227,101)
Proceeds on sale of equipment	--	--	--	--	82,800
Cash acquired on acquisition (note 7)	--	--	--	--	3,034,666
Restricted cash (note 11a)	(1,347,532)	(1,879,984)	(954,379)	(3,089,820)	(4,545,148)
Changes in investing assets and liabilities:
Cash call receivable	62,547	21,620	--	(12,265)	--
Accounts payable	485,641	(958,159)	(916,597)	197,356	887,847
Accrued liabilities	833,360	217,000	1,046,319	739,427	1,046,319
	(5,762,706)	(3,793,118)	(9,476,874)	(7,400,506)	(17,537,091)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	--	1,949,979	28,720,675	4,667,878	74,952,165
Share issuance costs	(112,226)	(15,457)	(2,015,272)	(74,008)	(4,181,143)
Changes in financing liabilities:
Note payable (note 8a)	--	--	--	--	(2,000,000)
Accounts payable	(63,840)	--	4,450	(10,800)	65,528
Due to related companies	--	--	--	--	26,980
	(176,066)	1,934,522	26,709,853	4,583,070	68,863,530
Net increase (decrease) in cash and cash equivalents	(6,099,782)	(1,848,279)	16,892,826	(2,839,337)	49,255,804

Cash and cash equivalents, beginning of period	55,355,586	35,046,330	32,362,978	36,037,388	--

Cash and cash equivalents, end of period	49,255,804	33,198,051	49,255,804	33,198,051	49,255,804

Cash and cash equivalents
Current bank accounts	1,065,149	700,029	1,065,149	700,029	1,065,149
Term deposits	48,190,655	32,498,022	48,190,655	32,498,022	48,190,655
	49,255,804	33,198,051	49,255,804	33,198,051	49,255,804

The accompanying notes are an integral part of these Consolidated Financial Statements

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

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

2.         Significant Accounting Policies

a)         Basis of presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with Regulation S-X and the instructions to Form 10-Q under the U.S. Securities and Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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
September 30, 2007

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

3.         Property and Equipment

	September 30, 2007 US$	December 31, 2006 US$

Computer and office equipment	370,672	324,419
Accumulated depreciation	(208,367)	(169,082)
	162,305	155,337

Office condominium - India	773,629	28,090
	935,934	183,427

4.         Oil and Gas Interests
	September 30, 2007 US$	December 31, 2006 US$
Exploration costs incurred in:
2002	21,925	21,925
2003	156,598	156,598
2004	460,016	460,016
2005	1,578,124	1,578,124
2006	7,506,075	7,506,075
	9,722,738	9,722,738
2007	8,836,111	--
	18,558,849	9,722,738

a)         Exploration costs
The exploration costs incurred to date are not subject to depletion.  These exploration costs cover six exploration blocks, known as the KG Offshore Block, the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block, the DS 03 Block and the Tarapur Block.  In addition, exploration costs include costs incurred in evaluating and bidding on other blocks in Egypt and the Middle East.  It is anticipated that all or certain of the exploration costs incurred in India may be subject to depletion commencing in the year 2008.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

4.	Oil and Gas Interests (continued)

b)         Capitalized overhead costs
Included in the US$8,836,111 of exploration cost additions during the nine months ended September 30, 2007 (year ended December 31, 2006 – US$7,506,075) are certain overhead costs capitalized by the Company in the amount of US$2,767,239 (year ended December 31, 2006 – US$2,133,984) directly related to the exploration activities in India.  The capitalized overhead amount for the nine months ended September 30, 2007 includes capitalized stock-based compensation of US$975,686 (year ended December 31, 2006 - US$766,689) (see note 6b) of which US$133,117 (year ended December 31, 2006 – US$323,283) was for the account of a related party (see note 8c).  Further, the capitalized overhead amount includes US$1,506,553 (year ended December 31, 2006 - US$1,000,705) which was paid to third parties.  The balance of US$285,000 was paid to and on behalf of a related party (year ended December 31, 2006 – US$366,590) (see note 8c).  These capitalized overhead costs related to the exploration activities in India are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 4c).

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

As at July 31, 2007, GSPC has incurred costs of Rs 195.77 crore (approximately US$45.5 million) (December 31, 2006 – Rs 114.96 crore (approximately US$26.1 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

GeoGlobal has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to GeoGlobal under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of GeoGlobal (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above US$59.23 million.  GeoGlobal disputes this assertion of GSPC.  See note 11e.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

5.         Capital Stock

a)         Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 7)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 5d)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
	55,052,355	40,397	6,618,038

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker Warrants exercised for cash (note 5d)	39,100	39	58,611
	154,100	154	213,396

2005 Transactions
Options exercised for cash	739,000	739	1,004,647
2003 Stock Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036
Broker Warrants exercised for cash (note 5d)	540,900	541	810,809
September 2005 private placement financing (note 5c)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 5c)	--	--	(1,541,686)
	7,746,800	7,746	33,444,154

2006 Transactions
Options exercised for cash	2,284,000	2,285	2,706,895
Options exercised for notes receivable	184,500	185	249,525
2003 Stock Purchase Warrants exercised for cash (note 5e(i))	785,500	786	1,962,964
Share issuance costs	--	--	(74,010)
Stock-based compensation	--	--	1,956,865
	3,254,000	3,256	6,802,239

Balance as at December 31, 2006	66,208,255	51,617	47,077,827

2007 Transactions
Options exercised for cash (note 6d)	317,500	317	320,358
June 2007 private placement financing (note 5b)	5,680,000	5,680	28,394,320
Share issuance costs on private placement (note 5b)	--	--	(2,720,728)
2007 Compensation options (note 5b)	--	--	705,456
Stock-based compensation (note 6b)	--	--	2,035,892
2005 Stock purchase warrant modification (note 5g)	--	--	1,320,000
2005 Compensation option & warrant modification (note 5g)		--	240,000
	5,997,500	5,997	30,295,298

Balance as at September 30, 2007	72,205,755	57,614	77,373,125

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

5.         Capital Stock (continued)

b)         June 2007 Financing
During June 2007, GeoGlobal completed the sale of 5,680,000 Units of its securities at US$5.00 per Unit for aggregate gross cash proceeds of US$28,400,000.

Each Unit is comprised of one common share and one half of one warrant.  One full warrant ("2007 Stock Purchase Warrant") entitles the holder to purchase one additional common share for US$7.50, for a term of two years expiring June 20, 2009.  In addition, compensation options ("2007 Compensation Options") were issued to the placement agents entitling them to purchase an aggregate of 340,800 common shares at an exercise price of US$5.00 per share until June 20, 2009.  The 2007 Stock Purchase Warrants and the 2007 Compensation Options are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is US$12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and the shares issuable on exercise of the 2007 Stock Purchase Warrants and the 2007 Compensation Options have been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired.  In such events, the term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the term.  At November 14, 2007 since not all such events have occurred, the accelerated expiration of the term for the 2007 Stock Purchase Warrants and the 2007 Compensation Options has not been triggered.

The proceeds from the issuance of the Units have been allocated between the common shares and the 2007 Stock Purchase Warrants based on their fair value. The fair value of the common share was determined based on the market price of the stock the day the financing closed.  The fair value of the 2007 Stock Purchase Warrants was based on a Black-Scholes option-pricing model and the following weighted average assumptions as at the date of the financing closing as follows:

Risk-free interest rate	4.97%
Expected life	2.0 years
Contractual life	2.0 years
Expected volatility	69%
Expected dividend yield	0%

The resulting allocation of the fair value to the common shares and the 2007 Stock Purchase Warrants (included as additional paid-in capital) was US$24,992,000 and US$3,408,000 respectively.

Costs of US$2,720,728 were incurred in issuing shares in these transactions which included a fee paid to the placement agents of US$1,704,000 along with the 2007 Compensation Options with a fair value of US$705,456 with respect to the sale of the 5,680,000 Units.  The Company assigned a fair value to the 2007 Compensation Options based on the same Black-Scholes option-pricing model and the same weighted average assumptions as used for the valuation of the 2007 Stock Purchase Warrants above.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

5         Capital Stock (continued)

The total issuance costs of US$2,720,728 associated with the private placement financing were allocated to the common shares and the 2007 Stock Purchase Warrants on the same basis utilized for the allocation of the private placement financing proceeds as follows:

	Common Shares	2007 Stock Purchase Warrants	Total
	US$	US$	US$

Proceeds from private placement financing	24,992,000	3,408,000	28,400,000
Issuance costs from private placement financing	(2,394,241)	(326,487)	(2,720,728)
Balance September 30, 2007	22,597,759	3,081,513	25,679,272

Also, pursuant to the terms of the transaction, GeoGlobal entered into a Registration Rights Agreement with the placement agents whereby the Company agreed to prepare and file at its expense with the United States Securities and Exchange Commission ("SEC") as promptly as practicable and in any event prior to 5:00 pm eastern time on August 17, 2007 a registration statement under the US Securities Act of 1933, as amended (the "Act"), for an offering on a continuous shelf basis of the shares of Common Stock included in the Units and issuable on exercise of the 2007 Purchase Warrants included in the Units and the shares of Common Stock issuable to the placement agents on exercise of the 2007 Compensation Options.  Such registration statement was filed on August 17, 2007.

c)         September 2005 Financing
During September 2005, GeoGlobal completed the sale of 3,252,400 Units of its securities at US$6.50 per Unit, together with a concurrent sale of an additional 1,000,000 Units on the same terms, for aggregate gross cash proceeds of US$27,640,600.

Each Unit is comprised of one common share and one half of one warrant.  One full warrant ("2005 Stock Purchase Warrant") entitles the holder to purchase one additional common share for US$9.00, for a term of two years expiring September 2007.  The 2005 Stock Purchase Warrants are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is US$12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and issuable on exercise of the 2005 Stock Purchase Warrants has been registered under the Act, and the hold period for Canadian subscribers has expired.  In such events, the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the warrant term.  At November 14, 2007 since not all such events have occurred, the accelerated expiration of the warrant term was not triggered.

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
September 30, 2007

5.         Capital Stock (continued)

d)         December 2003 Financing
On December 23, 2003, GeoGlobal completed a brokered private placement of 5,800,000 units at US$1.00 each, together with a concurrent private placement of an additional 200,000 units on the same terms, for aggregate gross cash total proceeds of US$6,000,000.

Each unit is comprised of one common share and one half of one warrant.  One full warrant ("2003 Stock Purchase Warrant"), entitles the holder to purchase one additional common share for US$2.50, for a term of two years from date of closing.  The 2003 Stock Purchase Warrants are subject to accelerated expiration 30 days after issuance of a news release to that effect in the event that the common shares trade at US$4.00 or more for 20 consecutive trading days and if the resale of the shares has been registered under the Act and the hold period for Canadian subscribers has expired.  Also issued as additional consideration for this transaction were 580,000 Broker Warrants.

The 580,000 Broker Warrants described above entitled the holder to purchase 580,000 common shares at an exercise price of US$1.50 per share which were fully exercised before they expired on December 23, 2005 for gross proceeds of US$870,000.

e)         Warrants and Compensation Options
i)         2003 Stock Purchase Warrants
During the three months ended March 31, 2006, all remaining Purchase Warrants issued in December 2003 were exercised which resulted in the issuance of 785,500 common shares for gross proceeds of US$1,963,750.  As at September 30, 2007, none of such 2003 Stock Purchase Warrants remain to be exercised.

ii)         2005 Stock Purchase Warrants
As at September 30, 2007, none of the 2005 Stock Purchase Warrants have been exercised.  If all of the 2005 Stock Purchase Warrants were exercised, it would result in the issuance of 2,126,200 common shares for gross proceeds of US$19,135,800.

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Stock Purchase Warrants which were to expire on September 9, 2007, to June 20, 2009 (see note 5g).

iii)	2005 Compensation Options
As at September 30, 2007, none of the 195,144 2005 Compensation Options were exercised.  If fully exercised, the 2005 Compensation Options would result in the issuance of 195,144 Units at an exercise price of US$6.50 resulting in gross proceeds of US$1,268,436.

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Compensation Options and associated 2005 Compensation Option Warrants which were to expire on September 9, 2007, to June 20, 2009 (see note 5g).

iv)         2005 Compensation Option Warrants

As at September 30, 2007, none of the 97,572 2005 Compensation Option Warrants have been issued as a result of the 2005 Compensation Options not being exercised.  If the 2005 Compensation Options are exercised and the 2005 Compensation Option Warrants issued, such Warrants if exercised, would result in the issuance of 97,572 common shares for gross proceeds of US$878,148.

v)	2007 Stock Purchase Warrants
As at September 30, 2007, none of the 2,840,000 2007 Stock Purchase Warrants were exercised.  If fully exercised, the 2007 Stock Purchase Warrants would result in the issuance of 2,840,000 common shares for gross proceeds of US$21,300,000.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

5.         Capital Stock (continued)

vi)        2007 Compensation Options
As at September 30, 2007, none of the 340,800 2007 Compensation Options were exercised.  If fully exercised, the 2007 Compensation Options would result in the issuance of 340,800 common shares for gross proceeds of US$1,704,000

f)	Weighted-average number of shares
In calculating the net loss per share – basic and diluted, the incremental fair value of $1,320,000 associated with the 2005 Stock Purchase Warrants modification has been included in the determination of income attributable to common stockholders (see note 5g).  As all other warrants and options are anti-dilutive, they have been excluded from the net loss per share – diluted calculation.  For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2007 was 67,205,756 and 63,440,573 respectively (three and nine months ended September 30, 2006 – 59,147,997 and 58,841,639 respectively ).  The numbers for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, exclude the 5,000,000 shares currently held in escrow (see note 7).

g)	Extended warrants and compensation modification
On September 6, 2007, GeoGlobal passed a Board of Directors resolution extending the expiration date of its outstanding 2005 Stock Purchase Warrants, 2005 Compensation Options and 2005 Compensation Option Warrants from September 9, 2007 to June 20, 2009.

The Company has recorded the incremental difference in the fair value of these instruments immediately prior to and after the modification. The fair value of the instruments was determined using a Black-Scholes option-pricing model using the following assumptions prior to and as at the date of extension:

	September 6, 2007	September 9, 2007

Risk-free interest rate	4.28%	4.08%
Expected life	4 days	22 months
Contractual life	4 days	22 months
Expected volatility	134%	75%
Expected dividend yield	0%	0%

The resulting incremental fair value of $1,320,000 associated with the 2005 Stock Purchase Warrants held by shareholders was recorded as a charge to the deficit, with a corresponding entry to additional paid-in capital.

The resulting incremental fair value of the 2005 Compensation Options and the 2005 Compensation Option Warrants of $180,000 and $60,000, respectively, were recorded as charge to general and administrative expense, with a corresponding entry to additional paid-in capital.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

6.         Stock Options

a)         The Company’s 1998 Stock Incentive Plan
Under the terms of the 1998 Stock Incentive Plan (the "Plan"), as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan.  As at September 30, 2007, the Company had 3,305,697 (December 31, 2006 – 3,650,697) common shares remaining for the grant of options under the Plan.  The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

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

	Three months ended Sept 30, 2007 US $	Three months ended Sept 30, 2006 US $	Nine months ended Sept 30, 2007 US $	Nine months ended Sept 30, 2006 US $	Period from Inception, Aug 21, 2002 to Sept 30, 2007 US $

Stock based compensation
Consolidated Statements of Operations
General and administrative	215,552	167,419	547,449	380,460	1,111,000
Consulting fees	174,447	252,090	512,757	252,090	1,139,382
	389,999	419,509	1,060,206	632,550	2,250,382
Consolidated Balance Sheets
Oil and gas interests
Exploration costs - India	498,645	326,385	975,686	393,810	1,742,375
	888,644	745,894	2,035,892	1,026,360	3,992,757

i)
At January 1, 2006, the impact of the adoption of FAS123(R) required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods.  In the period from inception August 21, 2002 to September 30, 2007 US$343,247; (three and nine months ended September 30, 2007, US$14,073 and US$42,219, respectively; and for the three and nine months ended September 30, 2006, US$49,340 and US$286,955, respectively) of this charge was recognized in the Consolidated Statement of Operations as general and administrative expense.  This resulted in an increase in the net loss and comprehensive loss for the respective periods in the same amount and no impact on the net loss per share – basic and diluted for the periods.

ii)
At September 30, 2007, the total compensation cost related to non-vested awards not yet recognized was US$2,283,389 (December 31, 2006 – US$1,577,286) which will be recognized over the remaining vesting period of the options.  The total fair value of all options vested during the three and nine months ended September 30, 2007 was US$1,549,275 and US$1,965,475, respectively (year ended December 31, 2006 - US$1,046,490).

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

6.         Stock Options (continued)

c)         Black-Scholes Assumptions
During the nine months ended September 30, 2007 and 2006 options of 1,455,000 and 2,225,000, respectively were granted to the Company's directors, employees and consultants under the terms of the 1998 Stock Incentive Plan. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006
Fair value of stock options granted (per option)	US$1.76	US$1.08	US$1.89	US$1.19
Risk-free interest rate	4.93%	4.17%	4.84%	4.17%
Volatility	65%	70%	67%	70%
Expected life	1.6 years	1.3 years	1.7years	1.3 years
Dividend yield	0%	0%	0%	0%

i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on historical volatility of the Company's stock and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

6.         Stock Options (continued)

d)         Stock option table
During the nine months ended September 30, 2007, the options as set out below were granted for services provided to the Company:

Grant date mm/dd/yy	Option exercise price US$	Fair Value at Original Grant Date US$	Expiry date mm/dd/yy	Vesting date mm/dd/yy	Balance Dec 31/06 #	Granted during the period ii) #	Cancelled (c) Expired (x) Exercised (e) during the period iv) #	Balance Sept 30/07 iii) #	Balance Exercisable Sept 30/07 #

12/09/03	1.18	0.24	08/31/06	Vested	--	--	--	--	--
12/30/03	1.50	0.32	08/31/06	Vested	--	--	--	--	--
01/17/05	1.01	0.38	i) 06/30/07	Vested	352,500	--	317,500 (e) 35,000 (x)	--	--
01/18/05	1.10	0.62	08/31/08	Vested	600,000	--	--	600,000	600,000
01/25/05	1.17	0.43	08/31/06	Vested	--	--	--	--	--
06/14/05	3.49	1.55	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	2.38	08/24/08	Vested	110,000	--	--	110,000	110,000
10/03/05	6.81	3.07	10/03/15	Vested	16,666	--	-	16,666	16,666
10/03/05	6.81	3.83	10/03/15	10/03/07	16,667	--	--	16,667	--
10/03/05	6.81	4.38	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	2.06	06/14/16	Vested	200,000	--	--	200,000	20,000
07/25/06	3.95	1.14	12/31/09	Vested	100,000	--	--	100,000	100,000
07/25/06	3.95	1.39	12/31/09	Vested	660,000	--	--	660,000	660,000
07/25/06	3.95	1.60	12/31/09	12/31/07	50,000	--	--	50,000	--
07/25/06	3.95	1.78	12/31/09	07/25/08	145,000	--	--	145,000	--
07/25/06	3.95	2.01	12/31/09	07/25/09	70,000	--	--	70,000	--
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
11/24/06	7.52	2.47	11/24/09	Vested	10,000	--	--	10,000	10,000
11/24/06	7.52	2.92	11/24/09	12/31/07	10,000	--	--	10,000	--
11/24/06	7.52	3.70	11/24/09	12/31/08	10,000	--	--	10,000	--
03/30/07	6.11	2.02	03/30/10	12/31/07	--	50,000	--	50,000	--
03/30/07	6.11	2.69	03/30/10	12/31/08	--	50,000	--	50,000	--
03/30/07	6.11	2.82	03/30/10	03/30/09	--	50,000	--	50,000	--
05/16/07	5.09	1.51	05/16/10	12/31/07	--	10,000	--	10,000	--
05/16/07	5.09	2.09	05/16/10	12/31/08	--	10,000	--	10,000	--
05/16/07	5.09	2.09	05/16/10	05/31/09	--	10,000	--	10,000	--
06/20/07	5.06	2.08	06/20/17	06/20/08	--	200,000	--	200,000	--
07/03/07	5.03	1.70	12/31/10	Vested	--	35,000	--	35,000	35,000
07/03/07	5.03	1.70	12/31/10	10/03/07	--	10,000	--	10,000	--
07/03/07	5.03	1.70	12/31/10	12/31/07	--	42,500	--	42,500	--
07/03/07	5.03	1.70	12/31/10	07/03/08	--	847,500	--	847,500	--
07/03/07	5.03	1.98	12/31/10	12/31/08	--	20,000	--	20,000	--
07/03/07	5.03	2.25	12/31/10	07/03/09	--	120,000	--	120,000	--
					3,517,500	1,455,000	352,500	4,620,000	2,701,666

i)
On August 30, 2006, the Board of Directors of the Company passed a resolution with respect to the remaining stock options issued on January 17, 2005 to (a) extend the expiry date of all then outstanding options from August 31, 2006 to the earlier of June 30, 2007 or 60 days following the date of a “Commercial Discovery” as defined under the terms of the PSC on Block KG-OSN-2001/3 and (b) to extend the vesting date of certain of these options to the earlier of the date of a “Commercial Discovery” as defined under the terms of the PSC on Block KG-OSN-2001/3 or May 31, 2007, as long as drilling operations are continuing on the KG Offshore Block.  This resolution resulted in an added incremental stock-based compensation cost of $11,440 with respect to the seven employees.  At September 30, 2007, none of these options remain to be exercised.

ii)
During the nine months ended September 30, 2007, the Company granted options to purchase 1,455,000 shares exercisable at various prices between $5.03 and $6.11 and expire on dates between March 30, 2010 and June 20, 2017, which vest in their entirety on vesting dates between July 25, 2007 and July 3, 2009.

iii)	As at September 30, 2007, there were 4,620,000 options outstanding at various prices which, if exercised, would result in gross proceeds of US$18,969,800.
iv)
During the three and nine months ended September 30, 2007, there were nil and 317,500 options exercised respectively, at $1.01 per share for gross proceeds of US$nil and US$320,675 respectively.  During the three and nine months ended September 30, 2007, nil and 35,000 options respectively, expired.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

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
September 30, 2007

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

	Three months ended Sept 30, 2007 US $	Three months ended Sept 30, 2006 US $	Nine months ended Sept 30, 2007 US $	Nine months ended Sept 30, 2006 US $	Period from Inception, Aug 21, 2002 to Sept 30, 2007 US $
Consolidated Statements of Operations
Consulting fees	17,500	17,500	52,500	52,500	251,167
Consolidated Balance Sheets
Oil and gas interests
Exploration costs - India (note 4b)	70,000	70,000	210,000	210,000	1,004,666
	87,500	87,500	262,500	262,500	1,255,833

During the three and nine months ended September 30, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	4,754	--	33,279	--	114,100
Consolidated Balance Sheets
Oil and gas interests
Exploration costs - India (note 4b)	19,017	--	133,117	--	456,400
	23,771	--	166,396	--	570,500

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

8.         Related Party Transactions (continued)

Roy Group was also reimbursed during the three and nine months ended September 30, 2007 on a cost recovery basis, for travel, hotel, meals and entertainment expenses as outlined and recorded below:

	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006	Period from Inception, Aug 21, 2002 to Sept 30, 2007
	US $	US $	US $	US $	US $
Consolidated Statements of Operations
General and administrative	--	43,751	--	118,923	153,539
Consolidated Balance Sheets
Accounts receivable	--	227	--	454	21,597
Oil and gas interests
Exploration costs - India (note 4b)	--	62,217	75,000	118,310	459,387
Property and equipment	--	69	--	1,399	37,595
	--	106,264	75,000	239,086	672,118

At September 30, 2007 the Company owed Roy Group (Barbados) Inc. US$23,181 (December 31, 2006 - US$29,976) for services provided pursuant to the TSA and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

d)         D.I. Investments Ltd. (“DI”)
DI is related to the Company by common management and is controlled by an officer and director of the Company.  DI charged consulting fees up to December 31, 2006 for management, financial and accounting services rendered, as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	--	46,250	--	138,750	516,715

During the three and nine months ended September 30, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	--	161,642	--	161,642	404,104

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

8.         Related Party Transactions (continued)

DI was reimbursed during the three and nine months ended September 30, 2007 on a cost recovery basis, for office costs, travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006	Period from Inception, Aug 21, 2002 to Sept 30, 2007
	US $	US $	US $	US $	US $

Consolidated Statements of Operations
General and administrative
Office costs	1,658	469	2,881	19,973	181,951
Travel, hotel, meals and entertainment	73,692	181	73,692	1,188	122,378
Consolidated Balance Sheets
Accounts receivable	1,364	3,012	1,436	10,451	28,826
Property and equipment	4,909	4,107	4,909	4,107	9,016
	81,623	7,769	82,918	35,719	342,171

At September 30, 2007, the Company owed DI US$18,565 (December 31, 2006 –US$nil) as a result of expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

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

Consolidated Statements of Operations
Consulting fees	13,045	12,890	39,334	42,774	176,453

Amicus was also reimbursed on a cost recovery basis, for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statements of Operations
General and administrative	--	--	2,841	789	7,309
Consolidated Balance Sheets
Accounts receivable	783	503	2,437	2,646	12,711
Property and equipment	--	--	--	--	1,599
	783	503	5,278	3,435	21,619

At September 30, 2007, the Company owed Amicus Services Inc. US$10,999 (December 31, 2006 – US$3,629) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

9.         Income Taxes

a)         Income tax expense
The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006	Period from Inception, Aug 21, 2002 to Sept 30, 2007 US $
	US $	US $	US $	US $

Loss before income taxes	(599,131)	(368,527)	(1,446,759)	(526,126)	(4,437,433)
Expected US tax rate	35.00%	35.00%	35.00%	35.00%

Expected income tax (recovery)	(209,696)	(128,984)	(506,366)	(184,144)	(1,657,448)
Excess of expected tax rate over tax rate of foreign affiliates	161,200	125,581	437,014	173,374	1,010,030
	(48,496)	(3,403)	(69,352)	(10,770)	(647,418)

Valuation allowance	45,025	3,159	65,453	9,610	633,829
Other	3,471	244	3,899	1,160	13,589
Income tax recovery	--	--	--	--	--

b)         Deferred income taxes
The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized.  The components of the net deferred income tax asset consist of the following temporary differences:

	September 30, 2007 US $	December 31, 2006 US $
Difference between tax base and reported amounts of depreciable assets	7,393	25,873
Non-capital loss carry forwards	2,437,003	2,525,363
	2,444,396	2,551,236
Valuation allowance	(2,444,396)	(2,551,236)
Deferred income tax asset	--	--

c)         Loss carry forwards
At September 30, 2007, the Company has US$7,916,635 of available loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	6,762,532	2023
Canada	132,599	2015
Barbados	1,021,504	2012
	7,916,635

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

10.         Segmented Information

The Company’s petroleum and natural gas exploration activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	September 30, 2007 US$	December 31, 2006 US$
Oil and gas interests		(note 12b)
India	16,034,008	9,640,271
Egypt and Middle East	2,524,841	82,467
	18,558,849	9,722,738

11.         Commitments, Contingencies and Guarantees

a)         Restricted cash
i)
The Company’s PSCs relating to exploration blocks in or offshore India contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the minimum work program for a particular phase, to be undertaken annually during the budget period April 1 to March 31.  These bank guarantees have been provided to the GOI and serve as guarantees for the performance of such minimum work program and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.

The term deposits securing these bank guarantees are as follows:

	September 30, 2007	December 31, 2006
	US $	US $
Exploration Blocks - India
Mehsana	155,000	711,445
Sanand/Miroli	910,000	905,000
Ankleshwar	950,000	600,000
Tarapur	940,000	1,200,000
DS 03	175,000	110,000
DS 04	175,000	--
	3,305,000	3,526,445

ii)
The Company has provided to its bankers as security for credit cards issued to employees for business purposes two term deposits, one in the amount of US$30,000 (December 31, 2006 – US$30,000) and the other in the amount of US$40,148 (Cdn$40,000) (December 31, 2006 – US$34,324 (Cdn $40,000)).

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

11.         Commitments, Contingencies and Guarantees (continued)

iii)
The Company has entered into a Joint Bidding Agreement with GSPC, and Alkor Petroo Limited relating to exploration activities in Egypt. Under the terms of  the Joint Bidding Agreement, the bidders were required to submit a bank guarantee equal to 2% of the financial commitment under the minimum work program of the First Exploration Phase which has a term of 4 years.  During the third quarter, the Company provided to GSPC two bank guarantees totaling US$1,170,000 secured by term deposits of the Company in the same amount, based on their 30% participating interest (see note 11c).

	September 30, 2007	December 31, 2006
	US $	US $
Exploration Blocks – Egypt
Block 6 N. Hap’y	900,000	--
Block 8 South Diyur	270,000	--
	1,170,000	--

b)	Production Sharing Contracts

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

11.         Commitments, Contingencies and Guarantees (continued)

The Company is also required to fund its participating interest for Phase I exploration and development costs incurred in fulfilling the minimum work commitments under these PSCs as outlined below.  The Company's share of these costs is estimated to total approximately US$28.3 million for all four blocks over the four years of Phase I.  The Production Exploration Licences ("PELs") have not yet been issued on three of these four new blocks, therefore, the Phase I work commitment has only commenced on one block, being the DS 04 Block.

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

4)	DS 04 Block - Conduct a gravity and magnetic and geochemical survey, a seismic acquisition program consisting of 325 LKM of 2-D seismic and drill 10 core holes to a depth of approximately 500 meters.

Under the terms of all the PSCs, the Company is also required to keep in force a financial and performance guarantee, whereby the Company unconditionally and irrevocably guarantees to the GOI to fulfill or cause to be fulfilled all of its obligations under the PSCs.

c)         Egyptian Blocks

The Company entered into a Joint Bidding Agreement with GSPC, as operator (50%) and Alkor Petroo Limited of Hyderabad, India (20%) to bid on certain exploration blocks in the Arab Republic of Egypt. The agreement provides that the Company is to have a 30% participating interest if any PSCs are entered into.

These blocks include offshore exploration Block 6 (also referred to as N. Hap’y) and onshore exploration Block 8 (also referred to as South Diyur) in the Arab Republic of Egypt.  These blocks have been awarded to the consortium subject to certain terms and conditions which have not yet been met.  As such, no definitive agreements have been entered into with the Arab Republic of Egypt.

d)         KG Offshore Block

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

On July 4, 2007, the Directorate General of Hydrocarbons (“DGH”), a body under the Ministry of Petroleum & Natural Gas, advised GSPC and GeoGlobal that, because of the worldwide supply and availability shortage of offshore drilling rigs, on June 27, 2007 the Government of India had issued new policy guidelines for the merger of exploration phases of PSCs granted under NELP III and NELP IV and for the substitution of additional meterage drilled in deeper wells against the total meterage commitment as part of the minimum work program in the PSCs.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

11.         Commitments, Contingencies and Guarantees (continued)

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

On July 13, 2007, the Operating Committee under the KG Offshore Block PSC had approved GSPC’s recommendation of exercising the option under the policy guidelines  The minimum work program for the New Phase I would be to drill 33,102 meters.  GSPC informed DGH in a Management Committee Meeting held on September 24, 2007 that as at September 17, 2007 a total of 33,224 meters have been drilled, and as such, the minimum work program for the New Phase I has been completed.  At the end of the New Phase I on March 11, 2008, the contracting parties will be required to relinquish 50% of the Contract Area of the KG Offshore Block that is not a Discovery or Development Area as defined in the PSC.  The New Phase II would have a term of 1.5 years expiring September 11, 2009 and the drilling of a further 12,250 meters would be required in order to meet the minimum work program.  Approval of the merger of the Phase I and II into a New Phase I and the merger of the minimum work program of existing Phase II and Phase III as New Phase II from the GOI is currently outstanding.

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

The termination of the PSC by the GOI would result in our loss of our interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries".  The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC.  Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of November 14, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.

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

Certain exploration costs related to the KG Offshore Block are incurred solely by and on behalf of the Company in providing its services under the CIA and are therefore not reimbursable under the CIA.  As such, these costs have been capitalized in the Company's accounts under Oil and gas interests and at September 30, 2007, amount to US$5,771,332 (December 31, 2006 - US$3,111,676).

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

11.         Commitments, Contingencies and Guarantees (continued)

e)	Carried Interest Agreement Dispute

The Company has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to the Company under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of the Company (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above US$59.23 million.  Based upon the most recent the letter dated September 6, 2007 received from GSPC, GSPC asserts that this amount payable is Rs. 195.77 crore (or approximately US$45.5 million) as of July 31, 2007.

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

Should GSPC be successful in asserting some or its entire claim, the resulting expenditures would be recorded in the Company's Balance Sheet as an increase to oil and gas interests.

f)	Corporate Head Office

Our corporate head office is located at Suite #310, 605 – 1 Street SW, Calgary, Alberta, T2P 3S9 Canada. These premises are leased for a term of two years ending April 30, 2009 at an annual rental of approximately US$80,000 for base rent and operating costs.  These premises include approximately 3,088 square feet which we consider adequate for our present activities.

12.         Comparative figures

a)	As the Company is in its development stage, these figures represent the accumulated amounts of the continuing entity for the period from inception August 21, 2002 to September 30, 2007.

b)	Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our Business Activities
We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves.  We initiated these activities in 2003.  Through September 30, 2007, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contract's ("PSCs") entered into with the Government of India ("GOI").

At November 14, 2007, we have not reported any proved reserves of oil or natural gas.  We have entered into ten PSCs as set out below.  Each PSC relates to a separate drilling block onshore or offshore India and each provides for multi-year and multi-phase exploration and drilling activities.  Exploration and development activities pursuant to the terms of these agreements are expected to continue throughout 2007 and 2008.

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

•
In September 2005, we entered into agreements with respect to two areas under NELP-V.  One area is located onshore in the Cambay Basin located in the State of Gujarat south-east of our three existing Cambay blocks, in which we hold a 10% PI.  We refer to this CB-ONN-2003/2 exploration block as the “Ankleshwar Block”.  The second area is located onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India for which we hold a 100% PI interest and are the operator.  We refer to this DS-ONN-2003/1 exploration block as the “DS 03 Block”.

•
In March 2007, we signed agreements with respect to four additional locations awarded under NELP-VI.  One location is onshore in the Krishna Godavari Basin in the State of Andhra Pradesh adjacent to our KG Offshore Block in eastern India in which we hold a 10% PI.  We currently refer to this KG-ONN-2004/1 exploration block as the “KG Onshore Block”.  The second and third locations include two agreements onshore in north-west India in the Rajasthan Basin in the State of Rajasthan and we hold a 25% PI in each of these agreements.  We currently refer to the RJ-ONN-2004/2 exploration block as the “RJ Block 20” and the RJ-ONN-2004/3 exploration block as the “RJ Block 21”.  The fourth location is onshore in the Deccan Syneclise Basin in the State of Maharashtra adjacent to our DS 03 Block in west-central India in which we hold a 100% PI and are the operator.  We currently refer to this DS-ONN-2004/1 exploration block as the "DS 04 Block."

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

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 TO SEPTEMBER 30, 2006

Statements of Operations
Three months ended September 30, 2007 and 2006
During the three months ended September 30, 2007, we had expenses of $1,290,990 compared with expenses of $831,979 during the three months ended September 30, 2006.  This increase is primarily the result of our continuing increase in the scale of our participation in oil and gas exploration activities as further outlined in the following.

Our general and administrative expenses increased to $791,587 for the three months ended September 30, 2007 from $358,810 for the three months ended September 30, 2006.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods.  These stock-based compensation costs increased to $215,552 for the three months ended September 30, 2007 versus $167,419 for the same period in 2006 which is a result of an increase in our personnel which is consistent with our increase in the scale of our participation in oil and gas exploration activities.  The balance of the increase is for compensation costs of $240,000 related to the extension of the expiry date of the 2005 Compensation Options and the related 2005 Compensation Option Warrants from September 9, 2007 to June 20, 2009.

Our consulting fees decreased to $337,038 during the three months ended September 30, 2007 from $399,155 for the three month period ended September 30, 2006.  Of this amount, $174,447 is attributable to compensation costs for stock-based compensation with consultants for the three months ended September 30, 2007 versus $252,090 in the same period of 2006.  These consulting fees reflect $17,500 (2006 - $17,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  The remaining increase is a result of the costs of a consultant to model and document our internal controls as required by Section 404 of the Sarbanes Oxley Act which were not incurred in the same period in 2006.

Professional fees increased to $147,424 during the three months ended September 30, 2007 from $61,039 during the three months ended September 30, 2006.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  Legal fees increased from approximately $29,000 in the three months ended September 30, 2006 to about $93,000 in the comparable period of 2007.  In addition, we experienced an increase in the fees paid to our auditors for additional work incurred in providing our audit and accounting services from about $30,000 during the three month period ending September 30, 2006 to approximately $55,000 in the same three month period in 2007.

Our other expenses and income during the three months ended September 30, 2007 resulted in income of $691,859 versus $463,452 for the same period in 2006.  Interest income increased substantially, being $694,292 for the three months ended September 30, 2007 as compared to $461,123 for the three months ended September 30, 2006.  This improvement is directly related to the increase in US prime interest rate as compared to 2006 as well an increase in interest earned on our invested cash balances resulting from our recent share issue in June, 2007.  Included in other expenses and income is a foreign exchange loss of $2,433 as compared to a gain for the same period in 2006 of $2,329.

Reflecting the increase in expenses for our consulting and professional fees due to the increase in our overall oil and gas exploration activities, as offset by the increase in interest income, our net loss amounted to $359,131 for the three months ended September 30, 2007 as compared to a net loss of $368,527 for the same period in 2006.

We capitalized overhead costs directly related to our exploration activities in India.  During the three months ended September 30, 2007, these capitalized overhead costs were $1,093,243 as compared to $608,900 during the three months ended September 30, 2006.  This increase is mostly attributed to $498,645 being the capitalized portion of the stock-based compensation for our consultants and Indian personnel directly related in our oil and gas exploration activities for the three months ended September 30, 2007 versus $326,385 for the same period in 2006.  The remaining balance of the increase is consistent with the increased scale of our participation in oil and gas exploration activities.

Nine months ended September 30, 2007 and 2006
During the nine months ended September 30, 2007, we had expenses of $3,008,229 compared with expenses of $1,818,617 during the nine months ended September 30, 2006.  This increase is primarily the result of our continuing increase in the scale of our participation in oil and gas exploration activities as further outlined in the following.

Our general and administrative expenses increased to $1,571,722 from $1,054,504.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.  The increase is chiefly the result of an increase in our compensation cost for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods.  These stock-based compensation costs increased to $547,450 for the nine months ended September 30, 2007 as compared to $380,460 for the same period in 2006.  The balance of the increase is for compensation costs of $240,000 related to the extension of the expiry date of the 2005 Compensation Options and the related 2005 Compensation Option Warrants from September 9, 2007 to June 20, 2009.

Our consulting fees increased to $908,304 during the nine months ended September 30, 2007 from $568,172 for the same nine month period ended September 30, 2006.  Of this increase, $512,757 is attributable to compensation costs for stock-based compensation arrangements with consultants for the nine month period ending September 30, 2007 versus $252,090 for the same period of 2006.  These consulting fees reflect $52,500 (2006 - $52,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  The remaining increase is a result of the costs of a consultant to model and document our internal controls as required by Section 404 of the Sarbanes Oxley Act which were not incurred in the same period in 2006.

Professional fees increased to $488,918 during the nine months ended September 30, 2007 from $161,967 during the nine months ended September 30, 2006.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements. Legal fees increased from approximately $109,000 in the nine months ended September 30, 2006 to about $237,000 in the comparable period of 2007.  In addition, we experienced an increase in the fees paid to our auditors for additional work incurred in providing our audit and accounting services from about $53,000 during the nine month period ending September 30, 2006 to approximately $251,000 in the same three month period in 2007.

Our other expenses and income during the nine months ended September 30, 2007 resulted in a income of $1,561,470 versus income of $1,292,491 for the same period in 2006.  Interest income increased substantially, being $1,551,184 for the nine months ended September 30, 2007 as compared to $1,288,741 for the nine months ended September 30, 2006.  This improvement is directly related to the increase in US prime interest rate as compared to 2006, as well an increase in interest earned on our invested cash balances resulting from our recent share issue in June, 2007.  Included in other expenses and income is a foreign exchange gain of $10,286 as compared to a gain for the same period in 2006 of $3,750.

Reflecting the increase in expenses for our consulting and professional fees due to the increase in our overall oil and gas exploration activities, our net loss increased to $1,206,759 as compared to a net loss of $526,126 for the same period in 2006.

We capitalized overhead costs directly related to our exploration activities in India.  During the nine months ended September 30, 2007, these capitalized overhead costs were $2,767,239 as compared to $1,387,211 during the nine months ended September 30, 2006.  This increase is mostly attributed to $975,686 being the capitalized portion of the stock-based compensation for the nine months ended September 30, 2007 versus $393,810 for the same period in 2006.  The remaining balance of the increase is consistent with the increased scale of our participation in oil and gas exploration activities.

Liquidity and Capital Resources
At September 30, 2007, our cash and cash equivalents were $49,255,804.  Of these funds, $48,190,655 were being held in term deposits earning interest based on the US prime rate.

Three months ended September 30, 2007 and 2006
During the three months ended September 30, 2007, our overall position in cash and cash equivalents decreased by $6,099,782, as compared to a net decrease in the comparable period of 2006 of $1,848,279. These cash movements can be attributed to the following activities:

Our net cash used in operating activities during the three months ended September 30, 2007 was $161,010 as compared to cash provided by operating activities of $10,317 for the three months ended September 30, 2006.  This increase is mostly as a result of an increase in expenses which include our consulting and professional fees which is consistent with our increased costs related to our increased oil and gas exploration activities.

Cash used by investing activities during the three months ended September 30, 2007 was $5,762,706 as compared to $3,793,118 during the three months ended September 30, 2006.  This increase is a result of additional expenditures for oil and gas activity of $5,479,467 for the three months ended September 30, 2007 as compared to $1,168,813 for the three months ended September 30, 2006.  This increase is consistent with our increased drilling costs in the Cambay area as well as exploration costs incurred in bidding and evaluating new exploration blocks in the Arab Republic of Egypt.  In addition, the Company made a substantial investment in fixed assets, mainly for an office condominium in Gandhinagar, India plus improvements which were completed during the third quarter at a total cost of $773,629.

Offsetting the increased investing activity in the three months ended September 30, 2007 was a reduction in the requirement to supply bank guarantees, such that in the three months ended September 30, 2007 outlays were reduced to $1,347,532 versus outlays for such instruments of $1,879,984 for the three months ended September 30, 2006.  These bank guarantees have been provided and serve as guarantees for the performance of our minimum work program, and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.  These investing outlays were also offset by a combined increase in accounts payable and accrued liabilities of $1,319,001 in the three months ended September 30, 2007 as compared to a net decrease in accounts payable and accrued liabilities of $768,159 in the same three month period of 2006.

Cash used in financing activities for the three months ended September 30, 2007 was $176,066, representing additional expenses relating to our financing in the second quarter of 2007. This compares to funds provided by financing activities of $1,934,552 during the three months ended September 30, 2006.  During the three months ended September 30, 2007, cash of $nil was provided from issuance of shares of common stock on exercise of options compared to the three months ended September 30, 2006, during which cash of $1,949,979 was provided from the issuance of 1,853,500 shares of common stock on the exercise of options, net of share issuance costs of $15,457.

Nine months ended September 30, 2007 and 2006
The increase in our cash and cash equivalents of $49,255,804 from $32,362,978 at December 31, 2006 is primarily the result of funds provided by financing activities net of funds used in operating and investing activities as follows:

Our net cash used in operating activities during the nine months ended September 30, 2007 was $340,153 as compared to $21,901 for the nine months ended September 30, 2006.  This increase is mostly as a result of an increase in expenses which include our general and administrative expenses, as well as our consulting and professional fees which is consistent with our increased costs related to our increased oil and gas exploration activities.

Cash used by investing activities during the nine months ended September 30, 2007 was $9,476,874 as compared to $7,400,506 during the nine months ended September 30, 2006.  This increase is a result of additional expenditures for oil and gas activity of $7,860,425 for the nine months ended September 30, 2007 as compared to $5,149,439 for the same period in 2006.  This increase is consistent with our increased drilling costs in the Cambay area, exploration costs incurred in bidding and evaluating new exploration blocks in the Arab Republic of Egypt,.as well as an investment in fixed assets of $745,539 during the nine months ended September 30, 2007, including mainly an office condominium in Gandhinagar, India and related improvements , and computer and office equipment of $46,253.

Offsetting the increased investing activity in the first nine months ended September 30, 2007 was a reduction in the requirement to supply bank guarantees, such that in the first nine months of 2007 outlays were reduced to $954,379 versus outlays for such instruments of $3,089,820 in the first nine months of 2006.  These bank guarantees have been provided and serve as guarantees for the performance of our minimum work program, and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.  These investing outlays were also offset by a combined increase in accounts payable and accrued liabilities of $129,722 in the period to September 30, 2007 and $936,783 in the comparable period of 2006.

Cash provided by financing activities for the nine months ended September 30, 2007 was $26,709,853 as compared to $4,583,070 during the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, we completed the sale of 5,680,000 Units of our securities at $5.00 per Unit for aggregate cash gross proceeds of $28,400,000 less share issuance costs of $2,015,272, and $4,450 of accounts payable relating to financing activities.  Further, during the nine months ended September 30, 2007, cash of $320,675 was provided from the issuance of 317,500 shares of common stock on the exercise of options, as compared to cash of $2,704,128 which was provided in the comparable period of 2006 from the issuance of 2,279,000 shares of common stock on the exercise of options and $1,963,750 on the exercise of all 785,500 of the remaining 2003 purchase warrants.

We have been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to us under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of us (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above US$59.23 million.  Based upon the most recent letter dated September 6, 2007 received from GSPC, GSPC asserts that the amount payable by us is Rs. 195.77 crore (or approximately US$45.5 million) as of July 31, 2007.   GeoGlobal disputes this assertion of GSPC.  See Risk Factors – Risks Relating to Our Oil and Gas Activities - GSPC Is Seeking a Payment From Us In the Amount Of Approximately $45.5 Million On Account of GSPC’s Exploration Costs On the KG Offshore Block and Note 11e to Notes to Consolidated Financial Statements.

Our Krishna Godavari Basin Agreements and Exploration Activities

The KG Offshore Block and Our Carried Interest Agreement
At July 31, 2007, GSPC, the operator of the KG Offshore Block, has expended on exploration activities approximately $45.5 million attributable to us under the PSC and the Carried Interest Agreement (“CIA”) as compared to $26.1 million at December 31, 2006.  Of this amount, 50% is for the account of Roy Group (Mauritius) Inc. (“RGM”) under the terms of our Participating Interest Agreement with RGM, which leaves us with a net 5% interest.  Under the terms of the CIA, GeoGlobal and RGM are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Offshore Block prior to the start date of initial commercial production.

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

On July 4, 2007, the Directorate General of Hydrocarbons (“DGH”), a body under the Ministry of Petroleum & Natural Gas, advised GSPC and GeoGlobal that, because of the worldwide supply and availability shortage of offshore drilling rigs, on June 27, 2007 the Government of India had issued new policy guidelines for the merger of exploration phases of PSCs granted under NELP III and NELP IV and for the substitution of additional meterage drilled in deeper wells against the total meterage commitment as part of the minimum work program in the PSCs.

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

On July 13, 2007, the Operating Committee under the KG Offshore Block PSC had approved GSPC’s recommendation of exercising the option under the policy guidelines  The minimum work program for the New Phase I would be to drill 33,102 meters.  GSPC informed DGH in a Management Committee Meeting held on September 24, 2007 that as at September 17, 2007 a total of 33,224 meters have been drilled, and as such, subject to the GOI approval of the merger of Phases I and II, the minimum work program for the New Phase I has been completed.  At the end of the New Phase I on March 11, 2008, the contracting parties will be required to relinquish 50% of the Contract Area of the KG Offshore Block that is not a Discovery or Development Area as defined in the PSC.  The New Phase II would have a term of 1.5 years expiring September 11, 2009 and the drilling of a further 12,250 meters would be required in order to meet the minimum work program.  Approval of the merger of the Phase I and II into a New Phase I and the merger of the minimum work program of existing Phase II and Phase III as New Phase II from the GOI is currently outstanding.

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

The termination of the PSC by the GOI would result in our loss of our interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries".  The PSC sets forth procedures whereby the operator can obtain the review of the management committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC.  Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of November 14, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.

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

The KG Offshore Block Drilling Activities
Saipem Perro Negro 3 Rig
GSPC currently has contracted with Saipem SPA, part of ENI, Italy, for the Saipem Perro Negro 3 jack-up drilling rig to drill 10 wells, with an option of extending the contract for 2 additional wells.  As of November 14, 2007, the Saipem Perro Negro 3 drilling rig has drilled five exploratory wells and one appraisal well.  Two of the five exploratory wells, the KG#1 drilled in 2004 and the KG#11 drilled in 2005 have both been abandoned.  The remaining three exploratory wells, the KG#8 drilled in 2005, and the KG#17 and KG#15 drilled in 2006, along with the KG#28 appraisal well drilled in 2007, all drilled from the KG#8 well platform, have been completed and tested and are suspended awaiting the results of future wells drilled from this platform.

On February 6, 2007, the Saipem Perro Negro 3 rig commenced drilling the KG#28 well from the KG#8 platform.  The KG#28 well is the sixth well drilled by the Saipem Perro Negro 3 jack-up drilling rig and has been classified by the Management Committee as an “appraisal well” for the purposes of the PSC.  The well was drilled directionally deviating approximately 1,640 meters east of the KG#8 platform to a total depth of 5,258 meters MD (4,879 meters total vertical depth or “TVD”) and was then cased to total depth with a 7 inch liner.   On September 24, 2007 we announced that GSPC had completed DST-1 which involved 49.5 meters of perforations across the interval depth from 5,037.5 to 5,112 meters measured depth (“MD”).  We further announced that during clean-up flow, the following stabilized gas/condensate rates were measured through various choke sizes at the following flowing wellhead pressures (“FWHP”):

•	16/64 inch choke – 6.7 MMSCFD Gas plus 12 BBLS/D Condensate at 4,550 psi FWHP
•	20/64 inch choke – 8.5 MMSCFD Gas plus 16 BBLS/D Condensate at 4,000 psi FWHP
•	32/64 inch choke – 10.6 MMSCFD Gas plus 22 BBLS/D Condensate at 1,950 psi FWHP

On October 8, 2007 after isolating DST-1, GSPC perforated DST-2 which involved 54.0 meters of perforations across the interval depth from 4,951.0 to 5,005.0 meters MD (4,613 to 4,660 meters TVD).  DST-2 flowed through a 20/64 inch choke at a stabilized gas rate of 5.5 MMSCFD at 2,750 psi FWHP.

On October 29, 2007 after isolating DST-2, GSPC perforated DST-3 resulting in 74.0 net meters of perforations over the interval depth of 4,556 to 4,759 meters MD.   During testing the well flowed through a 20/64 inch choke at a stabilized gas rate of 6.5 MMSCFD at 3,250 psi FWHP.

As at November 14, 2007 GSPC is temporarily suspending the KG#28 well temporarily, while it evaluates the next well to spud.

Atwood Beacon Rig
GSPC has also entered into a 25 month contract with Atwood Oceanics Inc., a Houston based International Offshore Drilling Contractor, for the Atwood Beacon jack-up drilling rig to drill additional exploration wells on the KG Offshore Block.

On January 3, 2007, the Atwood Beacon rig commenced drilling its first well, the KG#16 exploratory well.  The KG#16 well is situated in shallow water of approximately 109 meters and is approximately 5 kilometers east of the location where the Saipem Perro Negro 3 jack-up drilling rig is located.  On May 14, 2007 it was announced that GSPC had completed the drilling of the KG#16 well to a TD of 5,372 meters measured depth.

The testing program was completed on August 1, 2007.  DST-1 and DST-1A involved 31 meters and 21 meters of perforations across the interval depth from 4,951 – 5,046 and 4,800 – 4,833.5 meters MD respectively.  Both zones were tight and did not flow hydrocarbons to the surface.  DST-2 was chosen from encouraging independent log analyses over the interval depth of 4,642 to 4,754 meters MD but was abandoned without perforating due to operational problems.  DST-3 involved 75 meters of perforations over the interval depth of 4,483 to 4,590 meters MD at a stabilized flow rate of 2.21 MMSCFD of gas and 15 BBLS/D of condensate at a FWHP of 880 psi through a 24/64 inch choke.  DST-4 involved 133 meters of perforations over the interval depth of 4,302 to 4,435 meters measured depth at a stabilized flow rate of 2.52 MMSCFD of gas and 106 BBLS/D of condensate at a FWHP of 1,880 psi through a 16/64 choke.

On September 24, 2007, GSPC informed the Government of India that the discovery of hydrocarbons in the KG#16 well is of potential commercial interest and merits further appraisal, however, for technical reasons, the KG#16 well has been presently abandoned with the possibility of attempting to reenter the well at a later date.

GSPC has moved the Atwood Beacon Rig to a new exploratory well location being the KG#31 well.  The KG#31 well is situated in shallow waters of approximately 62.5 meters in depth and approximately 3 kilometers north of the KG#8 platform.  The KG#31 well was spud on September 20, 2007 and was intended to be drilled directionally 900 meters west of the present surface location to an approximate TVD of 4,000 meters.  The well was drilled and logged to a depth of approximately 3,892 meters TVD (4,058 meters MD).  Based upon the log results, GSPC has elected to go uphole and set a bridge plug at approximately 2,217 meters MD and whip stock and continue drilling in a more horizontal south-west direction to an approximate TVD of 4,750 meters.  As at November 14, 2007 the well has been drilled to a depth of 2,235 meters TVD (2,303 meters MD),

Deep Driller 1 Rig
GSPC contracted a fourth drilling rig named “Deep Driller 1”.  The Deep Driller 1 is owned by Sinvest ASA out of Norway and is a jack-up rig capable of operating in water depths of approximately 120 meters.  The term of the contract is for two years from the date of spud of the first well.

On May 8, 2007, GSPC commenced drilling the KG#30 exploratory well with the Deep Driller 1.  The KG#30 well was situated approximately 15.5 kilometers northeast of the KG#11 well, and was drilled vertically in shallow waters of approximately 45 meters.  GSPC completed the drilling and casing of the KG#30 well to a total vertical depth of 3,951 meters and a complete suite of modern logs had been run.  An open hole DST (drill stem test) was unsuccessful due to mechanical failure.  On August 13, 2007, GSPC abandoned the KG#30 well as the testing results did not reveal sufficient hydrocarbons at this location. The KG#30 was the first exploratory well to test the deepest part of the northern graben in the KG Offshore Block.

GSPC moved the Deep Driller 1 Rig to a location approximately 7.5 kilometers northeast of the KG#8 platform in shallow waters of approximately 91 meters in depth, where, on August 27, 2007, GSPC commenced the drilling of the KG#22 well from this location.  The KG#22 well is the second well to be drilled by the Deep Driller 1 Rig and is intended to be drilled directionally to a TVD of approximately 5,078 meters (approximately 5,974 meters MD) deviating approximately 2,900 meters southeast of the KG#22 well surface location.  As at November 14, 2007, this well has been drilled to a depth of approximately 2,780 meters TVD (2,997 meters MD).

Essar Wildcat Rig
GSPC has further entered into a contract with Essar Oilfield Services Limited (“EOSL”), a subsidiary of Essar Shipping & Logistics Ltd. of Cyprus, for a semi-submersible drilling rig named “Essar Wildcat”.  The Essar Wildcat is a self propelled drilling rig suitable for deployment in water depths of 400 meters and has a drilling depth capacity of 7,600 meters.  The initial term of the EOSL contract is for two years from the date of spud of the first well, with the option of two extensions, each for one year.  The Essar Wildcat has arrived at the KG Offshore Block and is currently undergoing upgrading and maintenance, which as at November 14, 2007 is not expected to be completed until the end of December 2007.  GSPC intends to commence the drilling of the KG#19 well as soon as these operations are completed.  The KG#19 well location is intended to be situated in deeper waters of approximately 150 meters and is intended to be drilled vertically to an approximate TVD of 5,000 meters to test the most prospective zones below the Lower Cretaceous unconformity 11 kilometers northeast of the KG#8 platform.

The KG Onshore Block Agreement
On March 24, 2007, Oil India Limited ("OIL"), as operator for the KG Onshore Block applied for the Production Exploration Licence ("PEL") from the State of Andhra Pradesh.

On September 14, 2007, OIL notified DGH that it has amended its PEL application into two parts.  One covers the non-forest area of approximately 337 sq. km. while the second covers the remainder of the exploration block which is in an environmentally sensitive forested area.  OIL has done this in an attempt to expedite the granting of the PEL over the non-forest area in order to commence the planned 2-D seismic program.

Once the PEL is issued from the State of Andhra Pradesh, OIL will be allowed to commence the Phase I work program commitments.

Under the PSC for the KG Onshore Block, the Phase I work commitment consists of reprocessing 564 linear kilometers of 2D seismic, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 548 sq km of 3D seismic.  This Phase I commitment further consists of the drilling of 12 exploration wells to various depths between 2,000 and 5,000 meters.  We will be required to fund our proportionate share of the costs incurred in these activities estimated to be approximately $8.5 million over the four years of the first phase of the work commitment with respect to a 10% participating interest in the block and approximately $21.4 million with respect to a 25% participating interest in the block.

Cambay Basin Agreements and Drilling Activities
At September 30, 2007, we are parties to four PSCs relating to exploration blocks in the Cambay Basin.  These include the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block and the Tarapur Block.

Mehsana Block
This PSC provides that the exploration activities of the first exploration phase, which commenced May 21, 2004, are to be conducted over a period of 2.5 years.  During the first exploration phase on this exploration block, the parties are to acquire 75 square kilometres of 3D seismic data, reprocess 650 linear kilometres of 2D seismic data and conduct a geochemical survey, all of which has been completed.  In addition, the parties are to drill seven exploratory wells between 1,000 to 2,200 meters, of which, as at November 14, 2007, three have been drilled and one is currently being drilled.

The first exploration phase relating to the PSC for the Mehsana Block expired without the required minimum of seven wells having been drilled. In October, 2006 the management committee under the PSC for the Mehsana Block approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from November 21, 2006 to May 20, 2007.  On April 6, 2007 the members of the operating committee under the Mehsana Block resolved to submit an application to the GOI for extension for an additional nine months to November 20, 2007 to complete the minimum work program under Phase I, which approval was granted on August 6, 2007.  Further, on October 8, 2007, Jubilant, upon recommendation by a resolution of the Operating Committee, submitted an application under the New Extension Policy issued by the Government of India on June 27, 2007 requesting the grant of an additional extension of 6 months from November 21, 2007 to May 20, 2008 to complete the minimum work program.  Under this new policy, an additional extension up to 12 months may be given subject to the consortium partners providing a 50% bank guarantee of the unfinished minimum work program (MWP) and the additional work program reasonably acceptable to DGH.  The period of extension will be set off against the term of the Second Phase which would still expire November 20, 2008.  Final consent to this extension is awaiting GOI approval.

Two wells, the CB-2 well and the CB-3 well were drilled to a total vertical depth of 2,500 meters and 2,350 meters respectively.  Neither of these wells proceeded into a testing program and both were subsequently abandoned.

The CB-3A well commenced drilling on July 31, 2007 and was drilled with the WAFA STAR RIG 1 to a total depth of 2,451 meters TVD (2,620 meters MD).  Jubilant, as operator of the Mehsana Block, provided notification to the GOI that based upon available information, including drilling data, mud logs and wireline data, three hydrocarbon bearing intervals were interpreted to be present.  Two intervals were selected for testing to establish the presence of producible hydrocarbons.  DST-1 involved 55 meters of perforations across the interval 2,388 to 2,443 showed an influx of oil within the tubing but did not reach the surface.  The oil presence (42°API) was confirmed by reversing out a measurable quantity of crude oil.  DST-2 involved 5 meters of perforations across the interval 2010.5 to 2015.5 and both oil (36° API) and gas reached the surface thereby confirming the presence of producible hydrocarbons.  Jubilant provided further notification to the GOI under the terms of the PSC that a discovery of hydrocarbons in the CB-3A well had been declared.

The CB-1 well commenced drilling on October 17, 2007 with the WAFA STAR RIG 1 and at November 14, 2007 has been drilled to a depth of 1,225 meters MD.  This well is anticipated to be drilled to a total depth of 3,400 meters MD.

At September 30, 2007, we have incurred costs of approximately $1.5 million with respect to exploration activities on the Mehsana Block.  We estimate that our expenditures for exploration activities during the April 1, 2007 to March 31, 2008 which will include the drilling of the remaining four wells of the Phase I work commitment, will be approximately $1.8 million.

Sanand/Miroli Block
This PSC provides that the exploration activities, which commenced July 29, 2004, are to be conducted over a period of 2.5 years.  During the first exploration phase on the Sanand/Miroli Block, the parties are to acquire 200 square kilometres of 3-D seismic data, reprocess 1,000 line kilometres of 2-D seismic data, and conduct a geochemical survey.  GSPC as operator has completed these exploration activities which included the acquisition, processing and interpretation of a 463 sq km onshore 3-D seismic program.  In addition, we are to drill twelve exploratory wells between 1,500 to 3,300 meters.  As at November 14, 2007, five have been drilled and one is currently drilling.  Of the five wells drilled, four are awaiting a workover rig for testing and one has been abandoned.

The first exploration phase relating to the PSC for the Sanand/Miroli Block expired without the required minimum of twelve wells having been drilled. On December 29, 2006 the management committee approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from January 28, 2007 to July 28, 2007.  Further on July 23, 2007, GSPC as operator, on behalf of the consortium partners has requested from the GOI a one year extension under Annexure-1 SI. No. 3 of the New Extension Policy.  The period of extension, will be set off against the term of the Second Phase which would still expire January 28, 2009.  Final consent to this extension is awaiting GOI approval.

Drilling operations using the DALMA MR#4 Rig commenced on this block on November 15, 2006 with the drilling of the first of the twelve exploration wells.  The M-1 well was drilled to a total vertical depth (TVD) of 2,300 meters and was temporarily suspended.  The well has subsequently been re-entered and drilled to a TVD of 2,463 meters.  The well has been logged, cased and testing has been completed.  All four zones that were tested were oil bearing intervals.  The uppermost interval was hydraulically fractured and flowed oil at 106 barrels of oil per day (BBL/D).  The remaining three oil bearing intervals in M-1 are planned to be stimulated using hydraulic fracture stimulation with a workover rig.  The GOI has been made aware of this hydrocarbon discovery in accordance with the terms of the PSC.

The DALMA MR#4 Rig commenced drilling the M-4 well on February 24, 2007 which was drilled to a TVD of 2,226 meters.  This same rig spud the SE-4 well on July 12, 2007, which was drilled to a TVD of 2,340 meters. These two wells have been logged, cased and along with the M-1 well are currently awaiting a workover rig for testing.

The DALMA MR#4 Rig further spud the SE#3 well on August 15, 2007.  The well was drilled to 2,046 meters MD, however, while pulling out of the hole, the drill string was stuck.  An attempt to release the stuck drill string by various methods was conducted, but with no success.  A decision was made to set a bridge plug at a depth of 975 meters and whip stock the well from that depth.  The bridge plug was set and the SE#3 exploration well was drilled directionally to a total depth of 1,794 meters TVD (2,078 meters MD).  As at November 14, 2007 the well is awaiting a workover rig to run cased hole wireline logs and test.

The JOHN 1500 HP Rig commenced drilling the SE#2 well on July 29, 2007.  The SE#2 well was drilled to a depth of 2381 meters TVD (2,370 meters MD).  The well has been logged and cased and is awaiting a workover rig for testing.

The M-2 well, which commenced drilling using the DRIPL 1500 HP rig on March 26, 2007, was drilled to a TVD of 3,308 meters.  This well was subsequently tested and abandoned without any success.

As at September 30, 2007 we have incurred costs of approximately $1.6 million with respect to exploration activities on the Sanand/Miroli Block.  We estimate that our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008, which will include the drilling of the nine wells from the Phase I work commitment, will be approximately $2.6 million based on our 10% participating interest.

Ankleshwar Block
Under the terms of our PSC for the Ankleshwar Block, the first phase of our work commitment covers a period of three years and commenced April 1, 2006.  The Phase I work commitment was to acquire, process and interpret 448 sq kms of 3-D seismic and reprocess 650 LKM’s of 2-D seismic which has been completed.  In addition, we are to drill 14 exploratory wells between 1,500 to 2,500 meters.  As at September 30, 2007 we have incurred costs of approximately $700,000 on the Ankleshwar Block for our 10% participating interest.  We estimate our expenditures for exploration activities during the period April 1, 2007 to March 31, 2008, which includes the drilling of 8 of the 14 exploratory wells, will be approximately $2.7 million based on our 10% participating interest.  We anticipate drilling operations will commence in the first calendar quarter of 2008.

Tarapur Block
Through November 14, 2007, GSPC has drilled or is drilling fourteen wells on this block.  Of these 14 wells, six wells, the Tarapur 1, P, G, 5, 6 and 4 have been drilled and tested and are currently suspended awaiting a possible future development program.  Three wells, the TS-4, TS-5 and TS-1 are currently waiting to be tested or awaiting a higher capacity rig to deepen and test.  One well, the TS-7 well is currently being drilled and four wells, Tarapur D, E, F and 7 have been abandoned.

GSPC commenced drilling the Tarapur 6 appraisal well on April 28, 2007 to delineate the extent of the Tarapur G gas discovery before the submission of a further two-well appraisal program to the GOI under the terms of the PSC.  The Tarapur 6 well was drilled to a total vertical depth (TVD) of 1,795 meters.  After a hydraulic fracture stimulation, the Tarapur 6 flowed oil at a rate of 600 barrels of oil per day.  GSPC, upon completion of testing, declared this well to be a separate oil discovery within a small fault block.  GSPC recommended to the Management Committee that it allow the Operator to declare the commerciality of the Tarapur 6 well as an oil discovery without drilling an appraisal well.

On May 25, 2007 GSPC commenced drilling the Tarapur 4 well with the DALMA MR#1 Rig.  This well was the second appraisal well drilled to delineate the extent of the Tarapur G gas discovery.  The Tarapur 4 was drilled to a TVD of 1,901 meters and logged and cased.  The Cambay shale section was tested by perforating 30.0 net meters over the interval 1,790.0 to 1,849.0 meters.  The zone was found to be oil bearing, and GSPC is awaiting a workover rig to stimulate the well in order to increase the flow of oil.

Both the Tarapur 6 and the Tarapur 4 wells were drilled to originally appraise the Tarapur G gas discovery in adjoining fault blocks.  However, both wells turned out to be oil bearing establishing a fault separating Tarapur G from Tarapur 6 and Tarapur 4 to be sealing in nature.  As such, the gas discovery at Tarapur G was confined to the Tarapur G fault block only.  The Operating Committee has recommended to the Management Committee that the Operator declare the commerciality of the Tarapur G gas discovery without drilling any further appraisal wells.

Two previous wells, the TS-4 and TS-5 were drilled to a TVD of 2,844 and 3,007 meters, respectively.  The TS-4 and TS-5 wells have been suspended and are currently awaiting a higher capacity drilling rig to deepen each of the wells an approximate 300 meters each.  GSPC then intends to utilize a workover rig to test zones currently identified, along with any potential zones encountered in the deepening of the TS-4 and TS-5 wells.

The TS-1 well commenced drilling on July 23, 2007 with the DALMA MR#1 Rig. This well was drilled vertically to a TVD of 2,850 meters.  As at November 14, 2007 this well is currently being tested.

The TS-7 well was drilled vertically with the DR#1 Rig to a total depth of 3,420 meters MD.

GSPC as operator, on behalf of the consortium partners has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to complete an additional work program of drilling four wells under the GOI new extension policy.  The consortium also agreed that it would provide a 35% bank guarantee of US$3.1 million and a 30% cash payment of US$2.7 million for this additional work programme.  GOI consent to this application has not yet been approved or received.  GSPC has previously notified the GOI under the terms of the PSC of two discoveries of hydrocarbon in this block, the Tarapur 1 and Tarapur G.

Through September 30, 2007, we have incurred costs of approximately $6.0 million under the terms of our agreement with GSPC for our 20% PI share of exploration costs.  If the above request for an additional 12 months is not granted, the third and final phase of exploratory activities on the Tarapur Block expires on November 22, 2007.  The work commitment to drill one well to a depth of 3,000 meters or to the Deccan trap has been completed and all areas not encompassing a commercial discovery after November 22, 2007 would be relinquished back to the GOI. Oil and Natural Gas Corporation Limited of India has the right to participate in the development of any commercial discovery on the Tarapur Block by acquiring a 30% participating interest as provided under the PSC.  The exercise of this right would result in the reduction of our PI to 14%.

Financial Commitments
At September 30, 2007, in connection with these four Cambay Basin PSCs, we have provided to the GOI four irrevocable letters of credit totaling $2,955,000 (Mehsana $155,000, Sanand/Miroli $910,000, Ankleshwar $950,000 and Tarapur $940,000) secured by our term deposits in the same amount.  These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period April 1, 2007 to March 31, 2008 of Phase I of these four Cambay Basin Agreements.

The Deccan Syneclise Basin Agreements and Drilling Activities

DS 03 Block
Under the terms of the PSC for the DS 03 Block, the work commitment under Phase I, which commenced September 4, 2006, is to complete a gravity magnetic and geochemical survey and acquire an aero magnetic survey of 12,000 LKM’s.  We will be required to fund our 100% participating interest of the costs incurred in these activities originally estimated to be approximately $625,000 over the three years of the first phase.  As at September 30, 2007, we have incurred costs of approximately $150,000 on this block.

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

Financial Commitments
As at September 30, 2007 we have provided to the GOI, two irrevocable letters of credit totaling $175,000 each secured by our term deposits in the same amount.  These letters of credit serve as a guarantee for the performance of the minimum work commitment for the budget period April 1, 2007 to March 31, 2008 of the Phase I activities for the DS 03 Block and the DS 04 Block.

The Rajasthan Basin Agreements and Drilling Activities

OIL, as operator for the RJ Block 20 and RJ Block 21 exploration blocks has applied for the PEL's for both blocks from the State of Rajasthan, which when issued will allow the parties to commence the Phase I work program commitments.  As at November 14, 2007, the PEL's have not yet been issued.

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

Egyptian Activities

We have entered into a Joint Bidding Agreement with GSPC, as operator (50%) and Alkor Petroo Limited of Hyderabad, India (20%) to bid on certain exploration blocks in the Arab Republic of Egypt. The agreement provides that we are to have a 30% participating interest if any PSCs are entered into. These blocks include offshore exploration Block 6 (also referred to as N. Hap’y) and onshore exploration Block 8 (also referred to as South Diyur) in the Arab Republic of Egypt.  These blocks have been awarded to the consortium subject to certain terms and conditions which have not yet been met.  As such, no definitive agreements have been entered into by us with the Arab Republic of Egypt.  We are reviewing our participation in these exploration blocks and have not made a final determination whether to proceed to enter into PSCs if the terms and conditions are met.

Under the terms of  the Joint Bidding Agreement, the bidders were required to submit a bank guarantee equal to 2% of the financial commitment under the minimum work program of the First Exploration Phase which has a term of 4 years.  During the third quarter, we provided to GSPC two bank guarantees totaling US$1,270,000 secured by our term deposits in the same amount, based on our 30% participating interest

Anticipated 2008 Activities
We expect our exploration and development activities pursuant to the PSCs we are parties and the related drilling activities in the 10 exploration blocks that we hold an interest to will continue throughout the remainder of 2007 and through 2008 in accordance with the terms of those agreements.  In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the GOI in the future.  As of November 14, 2007, we have no specific plans to join with others in bidding for any specific PSCs in India.  We expect that our interest in any such ventures would involve a minority PI in the venture.  In addition, as opportunities arise, we may seek to acquire minority PI's in exploration blocks where PSCs have been heretofore awarded by the GOI.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

We may during the year 2007 and 2008 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries, however, as of November 14, 2007, we have made no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.

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

As of November 14, 2007, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that may be required for these purposes.  As of that date, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard.  We expect that if we seek to raise additional capital it will be through the sale of equity securities.  As of November 14, 2007, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.

We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the year ended December 31, 2007 and December 31, 2008 for our present level of operations.  We do not expect to have any significant change in 2007 in our number of employees.

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
•
We cannot assure you that we will obtain all required consents, waivers and extensions from the DGH or GOI as and when required to maintain compliance with our PSCs , that we may not be adversely affected by any delays we may experience in receiving those consents, waivers and extensions, that we may not incur liabilities under the PSCs for our failure to maintain compliance with and timely complete the related work programs, or that GSPC may not be successful in its efforts to obtain payment from us on account of exploration costs it has expended on the KG Offshore Block for which it asserts we are liable or otherwise seek to hold us in breach of that PSC or commence arbitration proceedings against us.

•
We cannot assure you that the outcome of testing of one or more wells on the exploration blocks under our PSCs will be satisfactory and result in commercially-productive wells or that any further wells drilled will have commercially-successful results.

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

Risk Factors
An investment in shares of our common stock involves a high degree of risk.  You should consider the following factors, in addition to the other information contained in this Prospectus, in evaluating our business and current and proposed activities before you purchase any shares of our common stock.  You should also read the "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" regarding risks and uncertainties relating to us and to forward-looking statements in this Prospectus.

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

Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSCs we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  As of November 14, 2007, there are no or limited facilities for the delivery and storage of hydrocarbons on the areas covered by our PSCs.  The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.

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
Our interests in the exploration blocks should be considered to be highly speculative exploration opportunities that involve material risks.  None of the exploration blocks in which we have an interest have any proven reserves and are not producing any quantities of oil or natural gas.  Exploratory drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered.  There can be no assurance that wells drilled on any of the exploration blocks in which we have an interest or by any venture in which we may acquire an interest in the future will be productive or that we will receive any return or recover all or any portion of our investment.  Drilling for oil and gas may involve unsuccessful or unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  The cost of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond the operator’s control, including economic conditions, mechanical problems, extreme downhole pressures and temperatures, title problems, weather conditions, compliance with governmental requirements and shortages or delays of exploration, drilling, completion and other equipment and services.  Drilling activities on the exploration blocks in which we hold an interest may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $45.4 Million On Account of GSPC’s Exploration Costs On the KG Offshore Block
Gujarat State Petroleum Corporation Ltd. (“GSPC”), the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under Phase I of the work program set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under Phase I included in the parties’ joint bid for the award by the Government of India of the KG Offshore Block.

GSPC contends that this excess amount is not within the terms of the CIA.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above US$59.23 million (including the net 5% interest of Roy Group (Mauritius) Inc.).

Based on the most recent letter dated September 6, 2007, GSPC asserts that the amount payable is US$45.4 million as of July 31, 2007.   GeoGlobal disputes this assertion of GSPC.

We have advised GSPC that, under the terms of the CIA, the terms of which are also incorporated into the PSC and the Joint Operating Agreement dated August 7, 2007 between the parties, it has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the CIA.  We further reminded GSPC that we have fulfilled over the past five years our obligations under the CIA to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the CIA.  In furtherance of our position, we have obtained the opinion of prominent Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the CIA, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

We continue to be of the view that, under the terms of the CIA, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  We are currently having discussions with GSPC in an effort to reach an amicable resolution.

Possible Inability of Contracting Parties to Fulfill Phase One of the Minimum Work Programs for Certain of Our PSCs
Our PSCs relating to our exploration blocks in India provide that by the end of the first phase of the exploration phases the contracting parties shall have drilled a certain number of wells or performed certain exploration activities.  The first phase of the exploration period relating to the PSC for the KG Offshore Block expired without the required minimum of at least fourteen exploration wells being drilled during the first phase.  The first phase of the exploration period of the PSC relating to the Mehsana Block also expired without the required minimum of seven wells having been drilled and the first phase of the exploration period of the PSC relating to the Sanand/Miroli Block expired without the required minimum of twelve wells having been drilled.  GSPC is the operator on the KG Offshore Block and the Sanand/Miroli Block and Jubilant Oil & Gas ("Jubilant") is the operator on the Mehsana Block.  See “Recent Developments”.   The PSCs also have provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract.  This failure to timely complete the minimum work commitment may be deemed to constitute such a breach.  Termination rights can be exercised after giving ninety days written notice.

The termination of a PSC by the GOI would result in the loss of our interest in the PSC other than contract areas of the PSC determined to encompass "commercial discoveries".  The PSC sets forth procedures whereby the operator can obtain the review of the Management Committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC.  Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of November 14, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.  Likewise, no areas of the Mehsana Block or the Sanand/Miroli Block have been determined to encompass commercial discoveries.

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

As of September 30, 2007, we had cash and cash equivalents of approximately $49.3 million.  We currently expect that our available cash will be sufficient to fund us through the budget periods ending March 31, 2008 and through the balance of 2008 at our present level of operations on the ten exploration blocks in which we are currently a participant including our newly acquired NELP-VI exploration blocks.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our six exploration blocks, excluding our newly acquired NELP-VI exploration blocks, totals approximately $12.7 million during the period April 1, 2007 to March 31, 2008.  We anticipate total expenditures on the four newly acquired NELP-VI blocks for the first exploration phase which covers four years to be approximately $28 million.  Any further PSC's we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.  There can be no assurance that we will be able to raise the capital.

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

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of November 14, 2007, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 32,523,667 shares or approximately 45.0% of our outstanding Common Stock.  As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions.  These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions.  These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders.  Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.  Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

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

At September 30, 2007, we had not entered into any market risk sensitive instruments, as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Interest Rate Risk
At September 30, 2007, we had approximately $49.3 million in cash and cash equivalents.  Substantially, all these funds are held in U.S. dollars and our cash equivalents are invested in high-quality credit instruments, primarily of money market funds with maturities of 90 days or less.  We do not expect any material loss from cash equivalents, and therefore we believe our interest rate exposure on invested funds is not material.  Fluctuations in interest rates can be expected to affect the interest income we receive on the invested funds.

At September 30, 2007, we had no long-term debt outstanding and held no market risk sensitive instruments related to the interest rate risk.

Foreign Currency Risk
Substantially, all of our cash and cash equivalents are held in U.S. dollars or U.S. dollar denominated securities. At September 30, 2007, we had no operating revenues.  Certain of our expenses are fixed or denominated by foreign currencies including the Canadian dollar and the Indian Rupees.  We are exposed to market risks associated with fluctuations in foreign currency exchange rates related to our transactions denominated in currencies other than the U.S. dollar.

At September 30, 2007, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOGLOBAL RESOURCES INC.

(Registrant)

November 14, 2007	/s/ Jean Paul Roy

Jean Paul Roy
President and Chief Executive Officer
(Principal Executive Officer and Director)

November 14, 2007	/s/ Allan J. Kent

Allan J. Kent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting)