Form 10KSB/A
period 2003-12-31
GEOGLOBAL RESOURCES INC.
filed 2008-06-09
CIK 896726

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

The number of shares outstanding of each of the Issuer’s classes of common equity, as of April 1, 2004, was 55,053,355.

DOCUMENTS INCORPORATED BY REFERENCE
None

This Form 10-KSB/A Amendment No. 1 is being filed to amend the GeoGlobal Resources Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2003. The amendment arose out of a need to restate certain financial statements previously filed with the Securities and Exchange Commission in order to correct certain errors relating to the Company’s reporting of stock based compensation in compliance with FAS 123R.

This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on April 2, 2004. The following items have been amended as a result of the restatement:

Annual Report on Form 10-KSB/A
December 31, 2003

Table of Contents

		Page

Item 6.	Management’s Discussion and Analysis or Plan of Operation	3

Item 7.	Financial Statements	15

Item 13.	Exhibits	16

Item 6 - Management’s Discussion and Analysis or Plan of Operation:

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

During the year ended December 31, 2003, we had expenses of $544,626 compared with expenses of $13,813 during the period August 21, 2002 through December 31, 2002.  Our general and administrative expenses increased to $151,404 from $6,198 reflecting the expenses incurred relating to our initial Production Sharing Contract entered into in February 2003 and the expenses we incurred in connection with the acquisition of GeoGlobal India by our legal parent corporation.  These general and administrative expenses also include costs related to the corporate head office including administrative services, rent and office costs and transfer agent fees and services.   Our consulting fees of $210,953 during the year ended December 31, 2003 reflect $83,333 paid under our Technical Services Agreement and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  Further, our consulting fees include $40,682 which is attributable to compensation costs for stock-based compensation with non-employee consultants for the year ended December 31, 2003.  We incurred no consulting fees nor stock-based compensation during the period August 21, 2002 through December 31, 2002 because our activities had not developed to the point where we required such services of consultants.  Professional fees increased to $131,819 during the year ended December 31, 2003 from $6,917 during the period from August 21, 2002 to December 31, 2002.  Professional fees include those paid to our auditors for audit, accounting and tax advice, fees paid to our legal advisors for services provided with regard to filing various SEC documents and review of our oil and gas agreements.

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

Reflecting the increased scope of our activities during the year ended December 31, 2003 as compared to the period from August 21, 2002 to December 31, 2002, we had a net loss of $518,377 in 2003 compared to a net loss of $13,813 in 2002.

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

The following standards issued by the FASB do not impact the Company at this time:
-	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial statements issued after June 15, 2003;
-
In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (“FIN 46”).  FIN 46 provides criteria for identifying variable interest entities (“VIEs”) and further criteria for determining what entity, if any, should consolidate them.  In general, VIEs are entities that either do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities.  In December 2003, the FASB issued FIN 46(R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements.  Adoption and application of FIN 46(R) is required for reporting periods ending after December 15, 2004.

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

Risk Factors
An investment in shares of our Common Stock involves a high degree of risk.  You should consider the following factors, in addition to the other information contained in this annual report, in evaluating our business and current and proposed activities before you purchase any shares of our common stock.  You should also see the “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” regarding risks and uncertainties relating to us and to forward looking statements in this annual report.

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

•	political conditions in oil producing regions, including the Middle East and elsewhere;

•	the domestic and foreign supply of oil and gas;

•	quotas imposed by OPEC upon its members;

•	the level of consumer demand;

•	weather conditions;

•	domestic and foreign government regulations;

•	the price and availability of alternative fuels;

•	overall economic conditions; and

•	international political conditions.

In addition, various factors may adversely affect the ability to market oil and gas production from the exploration block, including:

•	the capacity and availability of oil and gas gathering systems and pipelines;

•	the ability to produce oil and gas in commercial quantities and to enhance and maintain production from existing wells and wells proposed to be drilled;

•	the proximity of future hydrocarbon discoveries to oil and gas transmission facilities and processing equipment (as well as the capacity of such facilities);

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

10.23	Carried Interest Agreement dated August 27, 2002 between Gujarat State Petroleum Corporation Limited and GeoGlobal Resources (India) Inc. (9)
14	Code of Ethics. (9)
21	Subsidiaries of the Registrant:

Name	State or Jurisdiction of Incorporation
GeoGlobal Resources (India) Inc.	Barbados
GeoGlobal Resources (Canada) Inc.	Alberta
GeoGlobal Resources (Barbados) Inc.	Barbados

23	Consent of experts and counsel:
23.1	Consent of Ernst & Young LLP. (11)

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) (11).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (9).
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed) (11).
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed) (11).

(1)	Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.
(2)	Filed as Exhibit to Neuro Navigational Corporation Form 8-K dated July 17, 1995.
(3)	Filed as an Exhibit to our Current Report on Form 8-K dated December 10, 1998.
(4)	Filed as an Exhibit to our Current Report on Form 8-K dated February 14, 2002.
(5)	Filed as an Exhibit to our Current Report on Form 8-K dated March 15, 2002.
(6)	Filed as an Exhibit to our Form 10-KSB dated March 28, 2003
(7)	Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(8)	Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.
(9)	Filed as an Exhibit to our Annual Report on Form 10-KSB (File No. 0-25136) for the year ended December 31, 2003.
(10)	Filed as an Exhibit to Amendment No. 1 to our Annual Report on Form 10-KSB (File No. 0-25136) for the year ended December 31, 2003.
(11)	Filed herewith

Reports on Form 8-K

During the quarter ended December 31, 2003, we filed Current Reports on Form 8-K as follows:

Date Filed	Item Nos.

Form 8-K filed October 14, 2003	4 and 7
Form 8-K filed October 22, 2003	1, 2 and 7
Form 8-K filed November 7, 2003	7
Form 8-K/A filed November 14, 2003	7
Form 8-K filed December 24, 2003	7

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
Notes to the Consolidated Financial Statements F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Of
GeoGlobal Resources Inc.

We have audited the accompanying restated consolidated balance sheets of GeoGlobal Resources Inc., a development stage enterprise (formerly Suite101.com, Inc.) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003, the period from inception on August 21, 2002 to December 31, 2002 and for the cumulative period from inception on August 21, 2002 to December 31, 2003. These restated consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the restated consolidated financial position of the Company at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for the year ended December 31, 2003, the period from inception on August 21, 2002 to December 31, 2002 and for the cumulative period from inception on August 21, 2002 to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As explained in note 5(c), the consolidated balance sheets as at December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003, the period from inception on August 21, 2002 to December 31, 2002 and for the cumulative period from inception on August 21, 2002 to December 31, 2003 have been restated.

"Ernst & Young LLP" (signed)

CALGARY, ALBERTA                                                                           CHARTERED ACCOUNTANTS
March 25, 2004, except for Note 5(c),
which is as of June 5, 2008

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
December 31	2003 US $	2002 US $
	Restated note 5c
Assets
Current
Cash and cash equivalents	7,029,907	272
Accounts receivable	81,487	--
	7,111,394	272

Property and equipment (note 3)	317,774	49,148
	7,429,168	49,420

Liabilities
Current
Accounts payable and accruals	200,471	6,371
Due to shareholder (note 7d)	--	44,950
Due to related companies (notes 7a, 7b and 7c)	39,475	11,848
Note payable (note 7e)	1,000,000	--
	1,239,946	63,169

Stockholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
55,053,355 common shares (2002 – 34,000,000)	40,461	64
Additional paid-in capital (note 4)	6,680,951	--
Deficit accumulated during the development stage	(532,190)	(13,813)
	6,189,222	(13,749)

	7,429,168	49,420
See Commitments (note 8) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended December 31-2003 US$	Period from Inception, August 21-2002 to December 31-2002 US$	Period from Inception, August 21-2002 to December 31-2003 US$
	Restated note 5c		Restated note 5c
Expenses (notes 7b and 7c)
General and administrative	151,404	6,198	157,602
Consulting fees	210,953	--	210,953
Professional fees	131,819	6,917	138,736
Depreciation and depletion	50,450	698	51,148
	544,626	13,813	558,439
Other expenses (income)
Consulting fees recovered	(38,775)	--	(38,775)
Equipment costs recovered	(4,245)	--	(4,245)
Foreign exchange loss	18,634	--	18,634
Interest income	(1,863)	--	(1,863)
	(26,249)	--	(26,249)

Net loss and comprehensive loss for the period (note 10)	(518,377)	(13,813)	(532,190)

Net loss per share – basic and diluted	(0.03)	(0.00)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Stockholders' Equity US $
		Restated note 5c	Restated note 5c	Restated note 5c
Common shares issued on incorporation on August 21, 2002	64	--	--	64

Net loss and comprehensive loss for the period	--	--	(13,813)	(13,813)

Balance at December 31, 2002	64	--	(13,813)	(13,749)

Common shares issued during the period
On acquisition (note 6)	34,000	1,072,960	--	1,106,960
Exercise of options	397	101,253	--	101,650
Private placement financing	6,000	5,994,000	--	6,000,000
Share issuance costs	--	(550,175)	--	(550,175)
Stock-based compensation	--	62,913	--	62,913

Net loss and comprehensive loss for the year	--	--	(518,377)	(518,377)

Balance at December 31, 2003	40,461	6,680,951	(532,190)	6,189,222
See note 4 for further information The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended December 31-2003 US$	Period from Inception, August 21-2002 to December 31-2002 US$	Period from Inception, August 21-2002 to December 31-2003 US$
	Restated note 5c		Restated note 5c
Cash flows provided by (used in) operating activities
Net loss	(518,377)	(13,813)	(532,190)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	50,450	698	51,148
Stock-based compensation	40,682	--	40,682
Changes in operating assets and liabilities:
Accounts receivable	(6,487)	--	(6,487)
Accounts payable and accruals	130,316	6,371	136,687
Due to shareholder	(6,952)	6,952	--
Due to related companies	12,495	--	12,495
	(297,873)	208	(297,665)

Cash flows provided by (used in) investing activities
Property and equipment	(296,845)	(49,846)	(346,691)
Cash acquired on acquisition (note 6)	3,034,666	--	3,034,666
	2,737,821	(49,846)	2,687,975

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	6,101,650	64	6,101,714
Share issuance costs	(550,175)	--	(550,175)
Changes in financing liabilities:
Note payable (note 7e)	(1,000,000)	--	(1,000,000)
Accounts payable and accruals	61,078	--	61,078
Due to shareholder	(37,998)	37,998	--
Due to related companies	15,132	11,848	26,980
	4,589,687	49,910	4,639,597

Net increase	7,029,635	272	7,029,907

Cash and cash equivalents, beginning of period	272	--	--

Cash and cash equivalents, end of period	7,029,907	272	7,029,907

Cash and cash equivalents
Current bank accounts	36,631	272	36,631
Term deposits	6,993,276	--	6,993,276
	7,029,907	272	7,029,907
The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2003

1.         NATURE OF OPERATIONS

On August 29, 2003, all of the issued and outstanding shares of GeoGlobal Resources (India) Inc. ("GGRI") were acquired by GeoGlobal Resources Inc., formerly Suite101.com, Inc. ("GeoGlobal").  As a result of the transaction, the former shareholder of GGRI held approximately 69.3% of the issued and outstanding shares of GeoGlobal.  This transaction is considered an acquisition of GeoGlobal (the accounting subsidiary and legal parent) by GGRI (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of GeoGlobal by GGRI.  Accordingly, this transaction represents a recapitalization of GGRI, the legal subsidiary, effective August 29, 2003.  These consolidated financial statements are issued under the name of GeoGlobal but are a continuation of the financial statements of the accounting acquirer, GGRI.  GGRI’s assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. As a result, the stockholders' equity of GeoGlobal is eliminated and these consolidated financial statements reflect the results of operations of GeoGlobal only from the date of the acquisition (refer to acquisition note 6).  Collectively, GeoGlobal and GGRI are referred to as the "Company".

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

3. PROPERTY AND EQUIPMENT

	December 31-2003 US $	December 31-2002 US $
	Restated note 5c

Exploration costs – India	200,754	21,925
Accumulated depletion	--	--
	200,754	21,925

Computer equipment	168,168	27,921
Accumulated depreciation	(51,148)	(698)
	117,020	27,223

	317,774	49,148

a)	Capitalized overhead costs (Restated note 5c)
During the year ended December 31, 2003, the Company capitalized certain overhead costs of US$150,309 (2002 - US$21,925) directly related to the exploration activities in India.  This capitalized overhead amount includes capitalized stock-based compensation of US$22,231 (2002 – US$nil).  The balance was paid to and on behalf of a related party and is made up of consulting fees of US$66,666, and travel, meals and entertainment of US$61,412 (2002 – US$21,925) (note 7b).  These costs are not reimbursable under the Carried Interest Agreement.

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

3.         PROPERTY AND EQUIPMENT (continued)

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

4.         CAPITAL STOCK

a)         Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $
			Restated note 5c

Capital stock of GGRI issued August 21, 2002	1,000	64	--

Balance at December 31, 2002	1,000	64	--

Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GGRI (note 6)	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 1)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
Private Placement Financing	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
Stock-based compensation	--	--	62,913

Balance as at December 31, 2003	55,053,355	40,461	6,680,951

4.         CAPITAL STOCK

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

d)         Weighted average number of shares
For purposes of the determination of net loss per share, the basic and diluted weighted average number of shares outstanding for the year ended December 31, 2003 was 19,737,035 (December 31, 2002 – 14,500,000).  The amount for the period ended December 31, 2002 is deemed to be the number of shares issued to the legal subsidiary pursuant to the reverse takeover transaction described in note 6, reduced by the 19,500,000 shares currently held in escrow.  The basic and diluted weighted average number of shares outstanding for the year ended December 31, 2003 has also been reduced by the 19,500,000 shares currently held in escrow.

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

Under this method compensation cost is measured at fair value at grant date using the Black-Scholes option pricing method and recognized over the vesting period.  If the fair value based method had been used, the stock based compensation costs, pro-forma exploration costs – India, net loss and pro-forma net loss per share would be as follows:

	Year ended Dec 31, 2003 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2002 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2003 US $
	Restated note 5c	Restated note 5c	Restated note 5c
Pro-forma basis
Stock-based compensation
Exploration costs - India	44,542	--	44,542
General and administrative	88,349	--	88,349

Exploration costs - India
As reported	200,754	21,925	200,754
Pro-forma	245,296	21,925	245,296
Net loss
As reported	(518,377)	(13,813)	(532,190)
Pro-forma	(606,726)	(13,813)	(620,539)
Net loss per share - basic and diluted
As reported	(0.03)	(0.00)
Pro-forma	(0.03)	(0.00)

Black-Scholes Assumptions
Fair value of stock options granted	$0.20	--
Risk-free interest rate	2.61%	--
Volatility	55%	--
Expected life	0.8 years	--
Dividend yield	0%	--

i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on historical volatility of the Company's stock and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

5.         STOCK OPTIONS (continued)

c)         Restatement

	Year ended Dec 31, 2003 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2002 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2003 US $
	Restated note 5c		Restated note 5c
Stock-based compensation
Consolidated Statements of Operations
Consulting fees	40,682	--	40,682
Consolidated Balance Sheets
Property and equipment
Exploration costs - India	22,231	--	22,231
	62,913	--	62,913

The year ended December 31, 2003 and the period from inception August 21, 2002 to December 31, 2003 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2003

5.         STOCK OPTIONS (continued)

The following is a summary of the effects of this restatement on the Company's Consolidated Balance Sheets and Statements of Stockholders' Equity at December 31, 2003 and the Consolidated Statements of Operations for the year ended December 31, 2003 and the period from inception of August 21, 2002 to December 31, 2003.

	As Reported		Adjustment		As Restated
	Dec 31, 2003 US$		Dec 31, 2003 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2002 US$	Dec 31, 2003 US$
Balance Sheets
Oil and gas interests	295,543		22,231	--	317,774
Additional paid-in capital	6,618,038		62,913	--	6,680,951
Deficit accumulated	(491,508)		(40,682)	--	(532,190)
Stockholders' equity	6,166,991		22,231	--	6,189,222

Statement of Stockholders' Equity
Additional paid-in capital	6,618,038		62,913	--	6,680,951
Accumulated deficit	(491,508)		(40,682)	--	(532,190)
Stockholders' equity	6,166,991		22,231	--	6,189,222

	As Reported		Adjustment		As Restated
	Year ended Dec 31, 2003 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2003 US$	Year ended Dec 31, 2003 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2003 US$	Year ended Dec 31, 2003 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2003 US$
Statements of Operations
Consulting fees	170,271	170,271	40,682	40,682	210,953	210,953
Net loss and comprehensive loss	(477,695)	(491,508)	(40,682)	(40,682)	(518,377)	(532,190)
Net loss per share - basic and diluted	(0.02)		(0.01)		(0.03)

The restatement had no impact on the Consolidated Statements of Cash Flows for the year ended December 31, 2003 and from inception of August 21, 2002 to December 31, 2003 and therefore, no changes have been reflected

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2003

5.         STOCK OPTIONS (continued)

d)         Black-Scholes Assumptions

The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of services rendered.  The fair value of the stock options granted to non-employee consultants is calculated at each reporting date using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Year ended Dec 31, 2003 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2002 US $
	Restated note 5c
Black-Scholes Assumptions
Fair value of stock options at reporting date	$0.67	$0.00
Risk-free interest rate	1.32%	--
Volatility	89%	--
Expected life	1.1 years	--
Dividend yield	0%	--

e)         Stock option table
These options were granted for services provided to the Company:
							Balance
Option	Expiry	Vesting	Balance	Granted	Exercised	Balance	Exercisable
Exercise	Date	Date	December 31,	During	During	December 31,	December 31,
Price	(mm/dd/yy)	(mm/dd/yy)	2002	the Year	The Year	2003	2003

1.50	08/29/04	Vested	50,000	--	--	50,000	50,000
1.50	08/29/04	Vested	5,000	--	--	5,000	5,000
1.50	08/29/04	Vested	5,000	--	--	5,000	5,000
0.25	01/04/06	Vested	20,000	--	20,000	--	--
0.17	06/04/11	Vested	5,000	--	5,000	--	--
0.27	02/25/12	02/25/03	50,001	--	50,001	--	--
0.27	02/27/07	02/27/03	16,667	--	16,667	--	--
0.50	06/11/12	06/11/03	5,000	--	5,000	--	--
0.25	11/27/07	01/01/03	300,000	--	300,000	--	--
1.18	08/31/05	Vested	--	740,000	--	740,000	740,000
1.18	08/31/05	01/08/04	--	10,000	--	10,000	--
1.18	08/31/05	08/29/04	--	875,000	--	875,000	--
1.18	08/31/05	01/08/05	--	375,000	--	375,000	--
1.50	08/31/05	Vested	--	50,000	--	50,000	50,000
1.50	08/31/05	08/29/04	--	425,000	--	425,000	--
1.50	08/31/05	01/08/05	--	470,000	--	470,000	--
			456,668	2,945,000	396,668	3,005,000	850,000

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

	December 31-2003	December 31-2002
	Property and equipment US $	Property and equipment US $
	Restated note 5c

Canada	58,451	3,181
India	259,323	45,967
	317,774	49,148

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
December 31, 2003

10.         INCOME TAXES

a)         Income tax expense
The provision for income taxes in the financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	December 31-2003	December 31-2002
	US $	US $
	Restated note 5c

Net loss	(518,377)	(13,813)
Expected tax rate (2003 – US tax rate; 2002 – Canada tax rate)	35.0%	42.12%
Expected income tax recovery	(181,432)	(5,818)
Excess of expected tax rate over tax rate of foreign affiliates	24,804	--
Non-deductible expenditures	22,020	--
Acquisition of losses	4,355,268	--
Other	316,029	(107)
	4,536,689	(5925)

Valuation allowance	(4,536,689)	5,925
Provision for income taxes	--	--

b)         Deferred income taxes
The Company has not recognized the deferred income tax asset.  The components of the net deferred income tax asset consist of the following temporary differences:

	December 31-2003	December 31-2002
	US $	US $
	Restated note 5c

Difference between tax base and reported amounts of depreciable assets	5,078	294
Non-capital loss carry forwards	117,130	5,631
	122,208	5,925
Valuation allowance	(122,208)	(5,925)
Deferred income tax asset	--	--

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2003

10.         INCOME TAXES (continued)

c)         Loss carry forwards
i)
At December 31, 2003, the Company has US$322,108 of available non-cash capital loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	256,595	2023
Canada	5,463	2010
Barbados	60,050	2012
	322,108

ii)
At December 31, 2003, the Company has US$5,890,659 of available capital loss carry forwards to reduce capital gains for US income tax purposes expiring in 2008, which have not been reflected in these consolidated financial statements.

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

The following standards issued by the FASB do not impact the Company at this time:

-	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial statements issued after June 15, 2003;
-
In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (“FIN 46”).  FIN 46 provides criteria for identifying variable interest entities (“VIEs”) and further criteria for determining what entity, if any, should consolidate them.  In general, VIEs are entities that either do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities.  In December 2003, the FASB issued FIN 46(R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements.  Adoption and application of FIN 46(R) is required for reporting periods ending after December 15, 2004.

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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	June 3, 2008
/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer and Director	June 3, 2008
/s/ Brent J. Peters Brent J. Peters	Director	June 3, 2008
/s/ John K. Campbell John K. Campbell	Director	June 3, 2008
/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	June 3, 2008