Form 10KSB/A
period 2004-12-31
GEOGLOBAL RESOURCES INC.
filed 2008-06-09
CIK 896726

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-KSB/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE
None

This Form 10-KSB/A Amendment No. 2 is being filed to amend the GeoGlobal Resources Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2004. The amendment arose out of a need to restate certain financial statements previously filed with the Securities and Exchange Commission in order to correct certain errors relating to the Company’s reporting of stock based compensation in compliance with FAS 123R.

This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or the 10-KSB/A Amendment No. 1 or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on March 31, 2005 and the subsequent filing of the Form 10-KSB/A Amendment No. 1 on August 2, 2005. The following items have been amended as a result of the restatement:

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

During the year ended December 31, 2004, we had expenses of $1,216,094 compared with expenses of $544,626 during the year ended December 31, 2003.  This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities as well as the additional costs incurred in compliance with periodic reporting and other requirements in having our securities publicly traded and listed on the American Stock Exchange for 12 months in 2004 versus four months in 2003.

Our general and administrative expenses increased to $451,788 from $151,404.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services.   Our consulting fees increased to $541,617 during the year ended December 31, 2004 from $210,953 in the prior year.  The majority of this increase can be attributed to an increase in the compensation costs recognized during the year of $304,002 for stock arrangements with non-employee consultants of the Company as compared to $40,682 for the year ending December 31, 2003.  Further, these consulting fees reflect $50,000 (2003 - $16,667) paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  Professional fees increased to $161,381 during the year ended December 31, 2004 from $131,819 during the year ended December 31, 2003.  Professional fees include those paid to our auditors for audit, accounting and tax advice and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.

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

Reflecting the increased scope of our activities during the year ended December 31, 2004 as compared to the year ended December 31, 2003, we had a net loss of $1,171,498 compared to a net loss of $518,377 in 2003.

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

Based on the restatement of the financial statements for the year ended December 31, 2004 due to an error in the classification and calculation for stock-based compensation for non-employee consultants, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004.

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
Notes to the Consolidated Financial Statements F-7 to F-29

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoGlobal Resources Inc. at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003, for the period from inception on August 21, 2002 to December 31, 2002, and for the cumulative period from inception on August 21, 2002 to December 31, 2004 in conformity with United States generally accepted accounting principles.

As explained in note 5(c), the consolidated balance sheets as at December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, for the period from inception on August 21, 2002 to December 31, 2002, and for the cumulative period from inception on August 21, 2002 to December 31, 2004 have been restated.

"Ernst & Young LLP" (signed)

CALGARY, ALBERTA                                                                           CHARTERED ACCOUNTANTS
March 14, 2005 except for Note 5(c),
which is as of June 5, 2008

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
December 31	2004 US $	2003 US $
	Restated note 5c	Restated note 5c
Assets
Current
Cash and cash equivalents	4,419,598	7,029,907
Restricted cash (note 10d)	206,796	--
	4,626,394	7,029,907
Accounts receivable (note 2e)	208,748	81,487
	4,835,142	7,111,394

Property and equipment (note 3)
Exploration costs, not subject to depletion	707,023	200,754
Computer and office equipment, net	143,053	117,020
	850,076	317,774

	5,685,218	7,429,168

Liabilities
Current
Accounts payable	29,623	176,683
Accruals	54,442	16,400
Due to related companies (notes 7c, 7d and 7e)	19,624	46,863
Note payable (note 7a)	--	1,000,000
	103,689	1,239,946

Stockholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
55,207,455 common shares (2003 – 55,053,355)	40,615	40,461
Additional paid-in capital (note 4)	7,244,602	6,680,951
Deficit accumulated during the development stage	(1,703,688)	(532,190)
	5,581,529	6,189,222

	5,685,218	7,429,168
See Commitments (note 10) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended Dec 31-2004 US $	Year ended Dec 31-2003 US $	Period from Inception, Aug 21-2002 to Dec 31-2002 US $	Period from Inception, Aug 21-2002 to Dec 31-2004 US $
	Restated note 5c	Restated note 5c		Restated note 5c

Expenses (notes 7c, 7d and 7e)
General and administrative	451,788	151,404	6,198	609,390
Consulting fees	541,617	210,953	--	752,570
Professional fees	161,381	131,819	6,917	300,117
Depreciation and depletion	61,308	50,450	698	112,456
	1,216,094	544,626	13,813	1,774,533

Other expenses (income)
Consulting fees recovered	(14,300)	(38,775)	--	(53,075)
Equipment costs recovered	(2,200)	(4,245)	--	(6,445)
Foreign exchange	3,495	18,634	--	22,129
Interest	(31,591)	(1,863)	--	(33,454)
	(44,596)	(26,249)	--	(70,845)
Net loss and comprehensive loss for the period	(1,171,498)	(518,377)	(13,813)	(1,703,688)

Net loss per share – basic and diluted (note 4d)	(0.03)	(0.03)	(0.00)

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Stockholders' Equity US $
		Restated note 5c	Restated note 5c	Restated note 5c
Common shares issued on incorporation on August 21, 2002	64	--	--	64

Net loss and comprehensive loss for the period	--	--	(13,813)	(13,813)
Balance at December 31, 2002	64	--	(13,813)	(13,749)

Common shares issued during the year
On acquisition (note 6)	34,000	1,072,960	--	1,106,960
Exercise of options	397	101,253	--	101,650
Private placement financing	6,000	5,994,000	--	6,000,000
Share issuance costs	--	(550,175)	--	(550,175)
Stock-based compensation	--	62,913	--	62,913

Net loss and comprehensive loss for the year	--	--	(518,377)	(518,377)
Balance at December 31, 2003	40,461	6,680,951	(532,190)	6,189,222

Common shares issued during the year
Exercise of options	115	154,785	--	154,900
Exercise of warrants	39	58,611	--	58,650
Stock-based compensation	--	350,255	--	350,255

Net loss and comprehensive loss for the year	--	--	(1,171,498)	(1,171,498)
Balance at December 31, 2004	40,615	7,244,602	(1,703,688)	5,581,529
See note 4 for further information The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended Dec 31-2004 US $	Year ended Dec 31-2003 US $	Period from Inception, Aug 21-2002 to Dec 31-2002 US $	Period from Inception, Aug 21-2002 to Dec 31-2004 US $
	Restated note 5c	Restated note 5c		Restated note 5c
Cash flows provided by (used in) operating activities
Net loss	(1,171,498)	(518,377)	(13,813)	(1,703,688)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	61,308	50,450	698	112,456
Stock-based compensation (note 5c)	304,002	40,682	--	344,684
Changes in operating assets and liabilities:
Accounts receivable	(127,261)	(6,487)	--	(133,748)
Accounts payable	(147,060)	121,304	6,371	(19,385)
Accruals	38,042	16,400	--	54,442
Due to shareholder	--	(6,952)	6,952	--
Due to related companies	(27,239)	5,107	--	(22,132)
	(1,069,706)	(297,873)	208	(1,367,371)

Cash flows provided by (used in) investing activities
Property and equipment	(547,357)	(296,845)	(49,846)	(894,048)
Cash acquired on acquisition (note 6)	--	3,034,666	--	3,034,666
Restricted cash (note 10d)	(206,796)	--	--	(206,796)
	(754,153)	2,737,821	(49,846)	1,933,822

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	213,550	6,101,650	64	6,315,264
Share issuance costs	--	(550,175)	--	(550,175)
Changes in financing liabilities:
Note payable (note 7a)	(1,000,000)	(1,000,000)	--	(2,000,000)
Accounts payable	--	61,078	--	61,078
Due to shareholder	--	(37,998)	37,998	--
Due to related companies	--	15,132	11,848	26,980
	(786,450)	4,589,687	49,910	3,853,147

Net increase (decrease) in cash and cash equivalents	(2,610,309)	7,029,635	272	4,419,598

Cash and cash equivalents, beginning of year	7,029,907	272	--	--

Cash and cash equivalents, end of year	4,419,598	7,029,907	272	4,419,598

Cash and cash equivalents
Current bank accounts	90,670	36,631	272	90,670
Term deposits	4,328,928	6,993,276	--	4,328,928
	4,419,598	7,029,907	272	4,419,598
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

3. PROPERTY AND EQUIPMENT

	Balance Sheet as at December 31, US $		Exploration costs incurred in US $
	2004	2003	2004	2003	2002
	Restated note 5c	Restated note 5c	Restated note 5c	Restated note 5c

Exploration and development
Exploration costs – India	707,023	200,754	506,269	178,829	21,925
Accumulated depletion	--	--	--	--	--
	707,023	200,754	506,269	178,829	21,925

Computer and equipment
Computer and office equipment	255,509	168,168
Accumulated depreciation	(112,456)	(51,148)
	143,053	117,020

	850,076	317,774

a)         Exploration costs – India
The exploration costs incurred to date are not subject to depletion and cover three exploration blocks, known as the KG Block, Mehsana Block and the Sanand and Mirola Block.  It is anticipated these exploration costs will be subject to depletion no earlier than the 2007 fiscal year.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2004

3.         PROPERTY AND EQUIPMENT (continued)

b)         Capitalized overhead costs (Restated note 5c)
Included in the US$506,269 of exploration cost additions during the year ended December 31, 2004 (year ended December 31, 2003 – US$178,829) are certain overhead costs capitalized by the Company in the amount of US$382,788 (year ended December 31, 2003 – US$150,309) directly related to the exploration activities in India.  The capitalized overhead amount includes capitalized stock-based compensation of US$46,253 (year ended December 31, 2003 – US$22,231) (see note 5b).  Further, the capitalized overhead amount includes US$49,370 (year ended December 31, 2003 - US$nil) paid to third parties, and US$287,165 paid to and on behalf of a related party (year ended December 31, 2003 – US$128,078) (see note 7c).  These indirect costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement and are therefore not reimbursable under the Carried Interest Agreement (see note 3d).

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

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2004

4.         CAPITAL STOCK

a)         Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $
			Restated note 5c

Balance at August 21, 2002 and December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal (formerly Suite101.com, Inc.) acquired August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India (note 6)	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 1)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
Private placement financing	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
Stock-based compensation	--	--	62,913
	55,052,355	40,397	6,680,951

Balance as at December 31, 2003	55,053,355	40,461	6,680,951

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker warrants exercised for cash	39,100	39	58,611
Stock-based compensation (note 5c)	--	--	350,255
	154,100	154	563,651

Balance as at December 31, 2004	55,207,455	40,615	7,244,602

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

Under this method, compensation cost is measured at fair value at grant date using the Black-Scholes option pricing method and recognized over the vesting period.  If the fair value based method had been used, the stock based compensation costs, pro-forma exploration costs – India, net loss and pro-forma net loss per share would be as follows:

	Year ended Dec 31, 2004 US $	Year ended Dec 31, 2003 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2002 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2004 US $
	Restated note 5c	Restated note 5c	Restated note 5c	Restated note 5c

Pro-forma basis
Stock-based compensation
Exploration costs – India	56,654	44,542	--	101,196
General and administrative	132,767	88,349	--	221,116

Exploration costs – India
As reported	707,023	200,754	21,925	707,023
Pro-forma	808,219	245,296	21,925	808,219
Net loss
As reported	(1,171,498)	(518,377)	(13,813)	(1,703,688)
Pro-forma	(1,304,265)	(606,726)	(13,813)	(1,924,804)
Net loss per share - basic and diluted
As reported	(0.03)	(0.03)	(0.00)
Pro-forma	(0.03)	(0.03)	(0.00)

Black-Scholes Assumptions
Fair value of stock options granted	--	$0.20	--
Risk-free interest rate	--	2.61%	--
Volatility	--	55%	--
Expected life	--	0.8 years	--
Dividend yield	--	0%	--

i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on historical volatility of the Company's stock and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

5.         STOCK OPTIONS (continued)

c)         Restatement

	Year ended Dec 31, 2004 US $	Year ended Dec 31, 2003 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2002 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2004 US $
	Restated note 5c	Restated note 5c		Restated note 5c
Stock-based compensation
Consolidated Statements of Operations
Consulting fees	304,002	40,682	--	344,684
Consolidated Balance Sheets
Property and equipment
Exploration costs - India	46,253	22,231	--	68,484
	350,255	62,913	--	413,168

The years ended December 31, 2004, 2003 and the period from inception August 21, 2002 to December 31, 2004 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2004

5.         STOCK OPTIONS (continued)

The following is a summary of the effects of this restatement on the Company's Consolidated Balance Sheets and Statements of Stockholders' Equity at December 31, 2004 and 2003 and the Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and the period from inception of August 21, 2002 to December 31, 2004.

	As Reported		Adjustment		As Restated
	Dec 31, 2004 US$		Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2003 US$	Dec 31, 2004 US$
Balance Sheets
Oil and gas interests	638,539		46,253	22,231	707,023
Additional paid-in capital	6,831,434		350,255	62,913	7,244,602
Deficit accumulated	(1,359,004)		(304,002)	(40,682)	(1,703,688)
Stockholders' equity	5,513,045		46,253	22,231	5,581,529

Statement of Stockholders' Equity
Additional paid-in capital	6,831,434		350,255	62,913	7,244,602
Accumulated deficit	(1,359,004)		(304,002)	(40,682)	(1,703,688)
Stockholders' equity	5,513,045		46,253	22,231	5,581,529

	As Reported		Adjustment		As Restated
	Year ended Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$	Year ended Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$	Year ended Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$
Statements of Operations
Consulting fees	237,615	407,886	304,002	344,684	541,617	752,570
Net loss and comprehensive loss	(867,496)	(1,359,004)	(304,002)	(344,684)	(1,171,498)	(1,703,688)
Net loss per share - basic and diluted	(0.02)		(0.01)		(0.03)

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

The restatement had no impact on the Consolidated Statements of Cash Flows for the year ended December 31, 2004 and from inception of August 21, 2002 to December 31, 2004 and therefore, no changes have been reflected

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2004

5.         STOCK OPTIONS (continued)

d)         Black-Scholes Assumptions

The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of services rendered.  The fair value of the stock options granted to non-employee consultantss is calculated at each reporting date using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Year ended Dec 31, 2004 US $	Year ended Dec 31, 2003 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2002 US $
	Restated note 5c	Restated note 5c
Black-Scholes Assumptions
Fair value of stock options at reporting date	$0.73	$0.67	--
Risk-free interest rate	1.67%	1.32%	--
Volatility	98%	89%	--
Expected life	0.5 years	1.1 years	--
Dividend yield	0%	0%	--

e)         Stock option table
These options were granted for services provided to the Company:
								Balance
	Option			Balance	Granted	Exercised	Balance	exercisable
	exercise			December 31,	during	during	December 31,	December 31,
Grant date	price	Expiry date	Vesting date	2003	the year	the year	2004	2004
(mm/dd/yy)	US $	(mm/dd/yy)	(mm/dd/yy)	#	#	#	#	#

2/25/99	1.50	08/29/04	Vested	50,000	--	50,000	--	--
6/11/99	1.50	08/29/04	Vested	5,000	--	5,000	--	--
6/12/00	1.50	08/29/04	Vested	5,000	--	5,000	--	--
12/09/03	1.18	08/31/05	Vested	1,625,000	--	55,000	1,570,000	570,000
12/09/03	1.18	08/31/05	01/08/05	375,000	--	--	375,000	--
12/30/03	1.50	08/31/05	Vested	475,000	--	--	475,000	475,000
12/30/03	1.50	08/31/05	01/08/05	470,000	--	--	470,000	--
				3,005,000	--	115,000	2,890,000	1,045,000

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

	Year ended Dec 31-2004	Year ended Dec 31-2003	Period from Inception, Aug 21-2002 to Dec 31-2002	Period from Inception, Aug 21-2002 to Dec 31-2004
	US $	US $	US $	US $
Consolidated Statement of Operations
Consulting fees	50,000	16,667	--	66,667
Consolidated Balance Sheets
Property and equipment
Exploration costs - India (note 3)	200,000	66,666	--	266,666
	250,000	83,333	--	333,333

The related party was also reimbursed for medical insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed to third parties incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	19,640	40,649	--	60,289
Consolidated Balance Sheets
Accounts receivable	20,350	--	--	20,350
Property and equipment
Exploration costs – India (note 3)	87,165	61,412	21,925	170,502
Computer equipment	8,064	--	27,921	35,985
	135,219	102,061	49,846	287,126
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
December 31, 2004

7.         RELATED PARTY TRANSACTIONS (continued)

d)         D.I. Investments Ltd.
D.I. Investments Ltd. is related to the Company by common management and is controlled by a director of the Company.  The related party charged as consulting fees for services rendered as outlined and recorded below:

	Year ended Dec 31-2004	Year ended Dec 31-2003	Period from Inception, Aug 21-2002 to Dec 31-2002	Period from Inception, Aug 21-2002 to Dec 31-2004
	US $	US $	US $	US $
Consolidated Statement of Operations
Consulting fees	120,000	61,715	--	181,715

The related party was also reimbursed for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative
Office costs	65,073	33,802	6,198	105,073
Travel, hotel, meals and entertainment	3,344	39,045	--	42,389
	68,417	72,847	6,198	147,462

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

e)         Amicus Services Inc.
Amicus Services Inc. is related to the Company as Amicus Services Inc. is controlled by the brother of a director of the Company.  The related party charged as consulting fees for services rendered as outlined below:

	Year ended Dec 31-2004	Year ended Dec 31-2003	Period from Inception, Aug 21-2002 to Dec 31-2002	Period from Inception, Aug 21-2002 to Dec 31-2004
	US $	US $	US $	US $
Consolidated Statement of Operations
Consulting fees	33,921	14,469	--	48,390

The related party was also reimbursed for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	1,961	168	--	2,129
Consolidated Balance Sheets
Accounts receivable	967	3,052	--	4,019
Property and equipment	1,599	--	--	1,599
	4,527	3,220	--	7,747

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

8.         INCOME TAXES

a)         Income tax expense
The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	Year ended Dec 31-2004	Year ended Dec 31-2003	Period from Inception, Aug 21-2002 to Dec 31-2002	Period from Inception, Aug 21-2002 to Dec 31-2004
	US $	US $	US $	US $
	Restated note 5c	Restated note 5c		Restated note 5c

Net loss	(1,171,498)	(518,377)	(13,813)	(1,703,688)
Expected tax rate	35.0%	35.0%	42.12%
Expected income tax recovery	(410,024)	(181,432)	(5,818)	(597,274)
Excess of expected tax rate over tax rate of foreign affiliates	54,623	24,804	--	81,387
Non-deductible expenditures	122,589	22,020	--	144,609
Acquisition of losses	--	4,355,268	--	4,355,268
Other	298,110	316,029	(107)	623,921
	65,298	4,536,689	(5,925)	4,607,911

Valuation allowance	(65,298)	(4,536,689)	5,925	(4,607,911)
Provision for income taxes	--	--	--	--

b)         Deferred income taxes
The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized.  The components of the net deferred income tax asset consist of the following temporary differences:

	December 31, 2004 US $	December 31, 2003 US $
	Restated note 5c	Restated note 5c
Difference between tax base and reported amounts of depreciable assets	2,679	5,078
Non-capital loss carry forwards	524,904	117,130
	527,583	122,208
Valuation allowance	(527,583)	(122,208)
Deferred income tax asset	--	--

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2004

8.         INCOME TAXES (continued)

c)         Loss carry forwards
i)
At December 31, 2004, the Company has US$7,442,153 of available non-cash capital loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	7,220,074	2023
Canada	28,926	2010
Barbados	193,153	2012
	7,442,153

ii)
At December 31, 2003, the Company has US$5,890,659 of available capital loss carry forwards to reduce capital gains for US income tax purposes expiring in 2008, which have not been reflected in these consolidated financial statements

9.         SEGMENTED INFORMATION

The Company’s petroleum and natural gas exploration and development activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	December 31-2004	December 31-2003
	Property and equipment US $	Property and equipment US $
	Restated note 5c	Restated note 5c

Canada	97,482	58,451
India	752,594	259,323
	850,076	317,774

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

12.         SUBSEQUENT EVENT (continued)

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

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2004

14.         Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information:

	3 months ended	3 months ended	6 months ended	3 months ended	9 months ended	Year ended	Year ended
	Mar 31	June 30	June 30	Sept 30	Sept 30	Dec 31/04	Dec 31/03
2004	US$	US$	US$	US$	US$	US$	US$

Interest income	5,883	7,092	12,975	6,386	19,361	31,591	1,863

Net earnings (loss) and comprehensive earnings (loss)
As previously reported	(201,539)	(306,205)	(507,744)	(163,165)	(670,909)	(867,496)	(477,695)
Adjustment - current period	(396,065)	(240,838)	(636,903)	111,139	(525,764)	(304,002)	(40,682)
As restated	(597,604)	(547,043)	(1,144,647)	(52,026)	(1,196,673)	(1,171,498)	(518,377)

Net earnings (loss) per share - basic and diluted
As previously reported	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)	(0.02)	(0.02)
Adjustment - current period	(0.01)	(0.01)	(0.02)	0.01	(0.01)	(0.01)	(0.01)
As restated	(0.02)	(0.02)	(0.03)	0.00	(0.03)	(0.03)	(0.03)

Deficit
As previously reported	(693,047)		(999,252)		(1,162,417)	(1,359,004)	(491,508)
Adjustment - prior years	(40,682)		(40,682)		(40,682)	(40,682)	--
Adjustment - current period	(396,065)		(636,903)		(525,764)	(304,002)	(40,682)
As restated	(1,129,794)		(1,676,837)		(1,728,863)	(1,703,688)	(532,190)

Oil and gas interests
As previously reported	83,568	186,650	270,218	67,741	337,959	460,016	156,598
Adjustment - current period	59,424	35,918	95,342	(14,789)	80,553	46,253	22,231
As restated - current period	142,992	222,568	365,560	52,952	418,512	506,269	178,829
Opening balance - beginning of year	200,754		200,754		200,754	200,754	21,925
As restated	343,746		566,314		619,266	707,023	200,754

Stock-based compensation
As previously reported
Consulting	--	--	--	--	--	--	--
Oil and gas interests	--	--	--	--	--	--	--
	--	--	--	--	--	--	--

Adjustment
Consulting	396,065	240,838	636,903	(111,139)	525,764	304,002	40,682
Oil and gas interests	59,424	35,918	95,342	(14,789)	80,553	46,253	22,231
	455,489	276,756	732,245	(125,928)	606,317	350,255	62,913

As restated
Consulting	396,065	240,838	636,903	(111,139)	525,764	304,002	40,682
Oil and gas interests	59,424	35,918	95,342	(14,789)	80,553	46,253	22,231
	455,489	276,756	732,245	(125,928)	606,317	350,255	62,913

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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	June 3, 2008

/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer and Director	June 3, 2008

/s/ Brent J. Peters Brent J. Peters	Director	June 3, 2008

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	June 3, 2008

/s/ Michael J. Hudson Michael J. Hudson	Director	June 3, 2008