Form 10KSB/A
period 2005-12-31
GEOGLOBAL RESOURCES INC.
filed 2008-06-09
CIK 896726

UNITED STATES
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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.☐  Yes     ☑  No

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

DOCUMENTS INCORPORATED BY REFERENCE
None

This Form 10-KSB/A Amendment No. 1 is being filed to amend the GeoGlobal Resources Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2005. The amendment arose out of a need to restate certain financial statements previously filed with the Securities and Exchange Commission in order to correct certain errors relating to the Company’s reporting of stock based compensation in compliance with FAS 123R.

This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on April 13, 2006. The following items have been amended as a result of the restatement:

Annual Report on Form 10-KSB/A
December 31, 2005

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

Our Business Activities
We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves.  We initiated these activities in 2003.  Through December 31, 2005, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contract's ("PSC's") entered into with the GOI.

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

Years ended December 31, 2005 and 2004
During the year ended December 31, 2005, we had expenses of $3,693,281 compared with expenses of $1,216,094 during the year ended December 31, 2004.  This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities.

Our general and administrative expenses increased to $495,326 from $451,788.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services.   Our consulting fees increased to $2,947,126 during the year ended December 31, 2005 from $541,617 in the prior year.  The majority of this increase can be attributed to an increase in the compensation costs recognized during the year of $2,681,680 for stock arrangements with non-employee consultants of the Company as compared to $304,002 for the year ending December 31, 2004.  Further, these consulting fees reflect $62,000 (2004 - $50,000) paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  Professional fees increased to $201,298 during the year ended December 31, 2005 from $161,381 during the year ended December 31, 2004.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  The increase is attributable to an approximately $40,000 increase in our fees paid to our auditors for additional work incurred during the year ending December 2005 as compared to 2004.

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

Reflecting the increase in our consulting fees offset by the increase in our interest income during the year ended December 31, 2005 as compared to the year ended December 31, 2004, our net loss increased to $3,162,660 compared to a net loss of $1,171,498 in 2004.

We capitalized overhead costs directly related to our exploration activities in India.  During the year ended December 31, 2005, these capitalized overhead costs were $2,141,844 as compared to $382,788 during the year ended December 31, 2004.  This increase is mostly attributed to an increase in the capitalized compensation costs recognized during the year of $1,672,576 for stock-based compensation with non-employee consultants of the Company as compared to $46,253 in the year ending December 31, 2004.  The remaining increase is consistent with the increased scale of our participation in oil and gas exploration activities.

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

Cash used by investing activities during the year ended December 31, 2004 was $754,153 as compared to cash provided by investing activities during the year ended December 31, 2003 of $2,737,821.  This latter amount included cash of $3,034,666 acquired by GeoGlobal India from our legal parent on the acquisition.  Funds of $547,357 were used for the acquisition of property and equipment as compared to $296,845 in 2003.  The property and equipment acquired included computer equipment totaling $87,341 with the balance of $460,016 incurred as exploration costs for our oil and gas interests in India.  The restricted cash of $206,796 represents term deposits we made which are used as collateral for two letters of credit given to the Government of India ("GOI") as a minimum work commitment guarantee on the Cambay Blocks.

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

The NELP IV Cambay Block Agreements
We have committed to expend a minimum aggregate of approximately $2.5 million for exploration activities under the terms of the PSC's on the Mehsana and Sanand/Miroli Cambay Blocks over a period of 6 years.  At December 31, 2005, we have incurred costs of approximately $500,000 with respect to these two contracts.  We estimate that our expenditures for exploration activities during the 2006 fiscal year will be approximately $2.3 million based upon our 10% PI in these PSC's.

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

The NELP V Block Agreements
On September 28, 2005, we entered into two PSC’s with the GOI covering two new onshore exploration blocks in India. The first block is the DS Block (DS-ONN-2003/1), which covers an area of approximately 3,155 sq. kms. onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India and in which we will hold a 100% participating interest ("PI") and be the operator.  The second block is the Ankleshwar Block (CB-ONN-2003/2), which covers an area of approximately 448 sq. km onshore in the State of Gujarat south-east of our three existing Cambay blocks.  We are part of a consortium and holds a 10% PI in the Ankleshwar Block.  GSPC is the operator of the Ankleshwar Block and holds a 50% PI, with the remainder held by GAIL (India) Ltd. as to a 20% PI and Jubilant as to a 20% PI.

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

In addition, we may seek to participate in joint ventures bidding for the award of further PSC's for exploration blocks expected to be awarded by the GOI in the future. As of April 11, 2006, we have no specific plans to join with others in bidding for any specific PSC's in India.  We expect that our interest in any such ventures would involve a minority PI in the venture.  In addition, as opportunities arise, we may seek to acquire minority PI's in exploration blocks where PSC's have been heretofore awarded by the GOI.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals. Depending upon the scope of our activities during the year 2006, we may require additional capital for the possible acquisition of further minority PI's in PSC's in drilling blocks heretofore awarded by the GOI.  We may also require additional capital in order to participate in ventures bidding for the grant of PSC's for future exploration blocks to be awarded by the GOI.  We believe it can be expected that our interest in such ventures would be a PI.  As of April 11, 2006, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to disclose the amount of any funds that may be required for these purposes.  As the holder of a PI in any such possible activities, it can be expected that we will be required to contribute capital to any such ventures.

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

Cautionary Statement For Purposes Of The "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act Of 1995

With the exception of historical matters, the matters discussed in this Annual Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to, the statements in this Annual Report regarding our plans and objectives relating to our future operations, plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India in which we have interests, plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities and to realize revenues from the sales of those hydrocarbons.  Forward-looking statements also include our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional Production Sharing Contracts with the GOI.  Our assumptions, plans and expectations regarding our future capital requirements, our plans and intentions regarding our plans to raise additional capital, the costs and expenses to be incurred in conducting any exploration, well drilling, development and production activities and the adequacy of our capital to meet our requirements for our present and anticipated levels of activities are all forward-looking statements.  These statements appear, among other places, under the following captions:  Item 1. - Description of Business, Item 6. - Management’s Discussion and Analysis or Plan of Operations, and in Risk Factors.  We cannot assure you that our assumptions or our business plans and objectives discussed herein will prove to be accurate or be able to be attained.  We cannot assure you that any commercially recoverable quantities of hydrocarbon reserves will be discovered on the exploration blocks in which we have an interest.  Our ability to realize revenues cannot be assured.  Our ability to successfully drill, test and complete producing wells cannot be assured.  We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required.  We cannot assure you that we will be successful in joining any further ventures seeking to be granted Production Sharing Contracts by the GOI or that we will be successful in acquiring interests in existing ventures.  We cannot assure you that the GOI will consent to the assignment by GSPC of the 20% participating interest in the Tarapur Block or that the Company will be successful in entering into alternative acceptable arrangements on commercially favorable terms with GSPC should that consent not be forthcoming.  If our plans fail to materialize, your investment will be in jeopardy.  We cannot assure you that the outcome of testing of one or more wells on the KG Block will be satisfactory and result in a commercially-productive well or that any further wells drilled on the KG Block will have commercially-successful results.  Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption "Risk Factors" herein.  They are also described in our Quarterly Reports on Form 10-QSB, and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Annual Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

Based on the restatement of the financial statements for the year ended December 31, 2005 due to an error in the classification and calculation for stock-based compensation for non-employee consultants, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2005.

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

Report of Independent Registered Public Accounting Firm F-3

Financial Statements

Consolidated Balance Sheets F-4
Consolidated Statements of Operations F-5
Consolidated Statements of Changes in Stockholders’ Equity F-6
Consolidated Statements of Cash Flows F-7
Notes to the Consolidated Financial Statements F-8 to F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Of
GeoGlobal Resources Inc.

We have audited the accompanying restated consolidated balance sheets of GeoGlobal Resources Inc., a development stage enterprise, as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005, 2004 and 2003, and for the cumulative period from inception on August 21, 2002 to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the restated consolidated financial position of GeoGlobal Resources Inc. as at December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years ended December 31, 2005, 2004, and 2003, and for the cumulative period from inception on August 21, 2002 to December 31, 2005 in conformity with United States generally accepted accounting principles.

As explained in note 5(c), the consolidated balance sheets as at December 31, 2005, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005, 2004 and 2003, and for the cumulative period from inception on August 21, 2002 to December 31, 2005 have been restated.

"Ernst & Young LLP" (signed)

CALGARY, ALBERTA                                                                           CHARTERED ACCOUNTANTS
April 11, 2006 except for Note 5(c),
which is as of June 5, 2008

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
December 31	2005 US $	2004 US $
	Restated note 5c	Restated note 5c
Assets
Current
Cash and cash equivalents (note 2g)	36,037,388	4,419,598
Restricted cash (note 10a)	392,485	206,796
	36,429,873	4,626,394
Accounts receivable and prepaids	144,753	181,237
Cash call receivable	49,947	27,511
	36,624,573	4,835,142

Property and equipment (note 3)
Exploration costs, not subject to depletion	3,957,723	707,023
Computer and office equipment, net	89,826	143,053
	4,047,549	850,076

	40,672,122	5,685,218

Liabilities
Current
Accounts payable	159,145	29,623
Accrued liabilities	43,500	54,442
Due to related companies (notes 7c, 7d and 7e)	244,452	19,624
	447,097	103,689
Stockholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
62,954,255 common shares (December 31, 2004 – 55,207,455)	48,361	40,615
Additional paid-in capital (note 4)	45,043,012	7,244,602
Deficit accumulated during the development stage	(4,866,348)	(1,703,688)
	40,225,025	5,581,529

	40,672,122	5,685,218
See Commitments, Contingencies and Guarantees (note 3e, 3f and 10) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $	Year ended Dec 31, 2003 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2005 US $
	Restated note 5c	Restated note 5c	Restated note 5c	Restated note 5c

Expenses (notes 7c, 7d and 7e)
General and administrative	495,326	451,788	151,404	1,104,716
Consulting fees	2,947,126	541,617	210,953	3,699,696
Professional fees	201,298	161,381	131,819	501,415
Depreciation	49,531	61,308	50,450	161,987
	3,693,281	1,216,094	544,626	5,467,814
Other expenses (income)
Consulting fees recovered	(12,950)	(14,300)	(38,775)	(66,025)
Equipment costs recovered	(12,950)	(2,200)	(4,245)	(19,395)
Gain on sale of equipment	(42,228)	--	--	(42,228)
Foreign exchange (gain) loss	(319)	3,495	18,634	21,810
Interest (note 2g)	(462,174)	(31,591)	(1,863)	(495,628)
	(530,621)	(44,596)	(26,249)	(601,466)

Net loss and comprehensive loss for the period (note 8)	(3,162,660)	(1,171,498)	(518,377)	(4,866,348)

Net loss per share – basic and diluted (note 4f)	(0.06)	(0.03)	(0.03)

The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Stockholders' Equity US $
		Restated note 5c	Restated note 5c	Restated note 5c
Common shares issued on incorporation on August 21, 2002	64	--	--	64
Net loss and comprehensive loss for the period	--	--	(13,813)	(13,813)
Balance at December 31, 2002	64	--	(13,813)	(13,749)

Common shares issued during the year
On acquisition (note 6)	34,000	1,072,960	--	1,106,960
Exercise of options	397	101,253	--	101,650
Private placement financing	6,000	5,994,000	--	6,000,000
Share issuance costs	--	(550,175)	--	(550,175)
Stock based compensation	--	62,913	--	62,913
Net loss and comprehensive loss for the year	--	--	(518,377)	(518,377)
Balance at December 31, 2003	40,461	6,680,951	(532,190)	6,189,222

Common shares issued during the year
Exercise of options	115	154,785	--	154,900
Exercise of warrants	39	58,611	--	58,650
Stock based compensation	--	350,255	--	350,255
Net loss and comprehensive loss for the year	--	--	(1,171,498)	(1,171,498)
Balance at December 31, 2004	40,615	7,244,602	(1,703,688)	5,581,529

Common shares issued during the year
Options exercised for cash (note 4e)	739	1,004,647	--	1,005,386
2003 Purchase warrants exercised for cash (note 4d(i))	2,214	5,534,036	--	5,536,250
Broker warrants exercised for cash (note 4d(ii))	541	810,809	--	811,350
Private placement financing (note 4b)	4,252	27,636,348	--	27,640,600
Share issuance costs on private placement (note 4b)	--	(1,541,686)	--	(1,541,686)
Stock based compensation	--	4,354,256	--	4,354,256
Net loss and comprehensive loss for the year	--	--	(3,162,660)	(3,162,660)
Balance at December 31, 2005	48,361	45,043,012	(4,866,348)	40,225,025
See note 4 for further information The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $	Year ended Dec 31, 2003 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2005 US $
	Restated note 5c	Restated note 5c	Restated note 5c	Restated note 5c
Cash flows provided by (used in) operating activities
Net loss	(3,162,660)	(1,171,498)	(518,377)	(4,866,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,531	61,308	50,450	161,987
Stock-based compensation	2,681,680	304,002	40,682	3,026,364
Gain on sale of equipment	(42,228)	--	--	(42,228)
Changes in operating assets and liabilities:
Accounts receivable and prepaids	36,484	(99,750)	(6,487)	(69,753)
Accounts payable	24,307	(147,060)	121,304	4,922
Accrued liabilities	22,500	4,600	16,400	43,500
Due to shareholder	--	--	(6,952)	--
Due to related companies	224,828	(27,239)	5,107	202,696
	(165,558)	(1,075,637)	(297,873)	(1,538,860)
Cash flows provided by (used in) investing activities
Property and equipment
Exploration costs	(1,578,124)	(460,016)	(156,598)	(2,216,663)
Computer and office equipment	(36,876)	(87,341)	(140,247)	(292,385)
Proceeds on sale of equipment	82,800			82,800
Cash acquired on acquisition (note 6)	--	--	3,034,666	3,034,666
Restricted cash (note 10a)	(185,689)	(206,796)	--	(392,485)
Changes in investing assets and liabilities:
Cash call receivable	(22,436)	(27,511)	--	(49,947)
Accounts payable	94,415	--	--	94,415
Accrued liabilities	(33,442)	33,442	--	--
	(1,679,352)	(748,222)	2,737,821	260,401
Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	34,993,586	213,550	6,101,650	41,308,850
Share issuance costs	(1,541,686)	--	(550,175)	(2,091,861)
Changes in financing liabilities:
Note payable (note 7a)	--	(1,000,000)	(1,000,000)	(2,000,000)
Accounts payable	10,800	--	61,078	71,878
Due to shareholder	--	--	(37,998)	--
Due to related companies	--	--	15,132	26,980
	33,462,700	(786,450)	4,589,687	37,315,847
Net increase (decrease) in cash and cash equivalents	31,617,790	(2,610,309)	7,029,635	36,037,388

Cash and cash equivalents, beginning of period	4,419,598	7,029,907	272	--

Cash and cash equivalents, end of period	36,037,388	4,419,598	7,029,907	36,037,388

Cash and cash equivalents
Current bank accounts	127,803	90,670	36,631	127,803
Term deposits	35,909,585	4,328,928	6,993,276	35,909,585
	36,037,388	4,419,598	7,029,907	36,037,388
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

The Company has estimated the fair value of its financial instruments which include cash and cash equivalents, restricted cash, accounts receivable and prepaids, cash call receivable, accounts payable,  note payable, due to shareholder and due to related companies.  The Company used valuation methodologies and market information available as at period end to determine that the carrying amounts of such financial instruments approximate fair value in all cases, unless otherwise noted.  Of the Company’s accounts receivable, US$74,907 (December 31, 2004 – US$154,884) is due from one entity in the oil and gas industry.  If these amounts were uncollectible, they would be capitalized as part of the property and equipment exploration costs.

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

3.         Property and Equipment
	Balance Sheet as at December 31, US $		Exploration costs incurred in US $
	2005	2004	2005	2004	2003	2002
	Restated note 5c	Restated note 5c	Restated note 5c	Restated note 5c	Restated note 5c
Exploration and development
Exploration costs – India	3,957,723	707,023	3,250,700	506,269	178,829	21,925

Computer and office equipment
Computer and office equipment	209,585	255,509
Accumulated depreciation	(119,759)	(112,456)
	89,826	143,053

	4,047,549	850,076

a)         Exploration costs – India
The exploration costs incurred to date are not subject to depletion and cover six exploration blocks, known as the KG Block, the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block, the DS Block and the Tarapur Block.  It is anticipated that all or certain of these exploration costs may be subject to depletion no earlier than the 2007 fiscal year.

b)         Capitalized overhead costs (Restated note 5c)
Included in the US$3,250,700 of exploration cost additions during the year ended December 31, 2005 (year ended December 31, 2004 – US$506,269) are certain overhead costs capitalized by the Company in the amount of US$2,141,844 (year ended December 31, 2004 – US$382,788) directly related to the exploration activities in India.  The capitalized overhead amount includes capitalized stock-based compensation of US$1,672,576 (year ended December 31, 2004 – US$46,253) (see note 5c).  Further, the capitalized overhead amount includes US$145,773 (year ended December 31, 2004 - US$49,370) paid to third parties and $51,800 (year ended December 31, 2004 – US$nil) recovered from third parties.  The balance of US$375,295 was paid to and on behalf of a related party (year ended December 31, 2004 – US$287,165) (see note 7c).  These costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 3c).

c)	Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a CIA with GSPC, which grants the Company a 10% Carried Interest (“CI”) (net 5% - see note 3d) in the KG Block. The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

3.	Property and Equipment (continued)

Under the terms of the CIA, all of GeoGlobal's and Roy Group (Mauritius) Inc.'s (“RGM”), a related party (note 7b) proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block. GeoGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.

As at December 31, 2005, GSPC has incurred costs of Rs 63.31 crore (approximately US$14.1 million) (December 31, 2004 – Rs 22.77 crore (approximately US$5.01 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

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

e)         Deed of Assignment and Assumption
On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% participating interest in the onshore Tarapur Exploration Block (CB-ON/2).  The assignment of the 20% interest is subject to obtaining the consent of the GOI to the assignment which consent has not yet been obtained.  Based on the Company’s past experience as a party to other PSC’s with GSPC and its relationship with GSPC, the Company believes that such consent from the GOI will be forthcoming.  In the event such consent is not obtained, the assignment would be terminated.  Under such circumstances, the Company intends to negotiate an alternative acceptable arrangement with GSPC.  The payment of the US$579,523 to GSPC under the terms of the Company’s agreement with GSPC has been included in Exploration costs – India at December 31, 2005.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

3.         Property and Equipment (continued)

f)         Production Sharing Contracts
i)	Exploration Block KG-OSN-2001/3 (also referred to as “KG Block”)

On February 4, 2003, GeoGlobal, as to a 10% Participating Interest ("PI") (net 5% - see note 3d) together with its joint venture participants, Jubilant Enpro Limited ("Enpro") and GSPC, as to their 10% and 80% PI respectively, entered into a PSC with the GOI with respect to PSC-KG located offshore on the east coast of India in the Krishna Godavari Basin.  See also Carried Interest Agreement note 3c.

The PSC-KG allows the joint venture participants to explore for petroleum and natural gas over a 6.5 year period commencing March 12, 2003 on the KG Block subject to the work commitment as outlined in note 10d.

ii)	Exploration Block CB-ONN-2002/2 (also referred to as “Mehsana Block”)

On February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Enpro and GSPC as to their 30% and 60% PI respectively, entered into a PSC with the GOI with respect to onshore Exploration Block CB-ONN-2002/2 ("PSC-Mehsana") covering an area of approximately 125 square kilometers ("sq. kms.") in the Cambay Basin, located in the province of Gujarat in Northwest India.

The PSC-Mehsana allows the joint venture participants to explore for petroleum and natural gas over a 6 year period commencing May 31, 2004 on the Exploration Block subject to the work commitment as outlined in note 10b.

iii)	Exploration Block CB-ONN-2002/3 (also referred to as “Sanand/Miroli Block”)

On February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Enpro, GSPC, and Prize Petroleum Company Limited as to their 20%, 55% and 15% PI respectively, entered into a PSC with the GOI with respect to onshore Exploration Block CN-ONN-2002/3 ("PSC-Sanand/Miroli") covering an area of approximately 285 sq. kms. in the Cambay Basin.

The PSC-Sanand/Miroli allows the joint venture participants to explore for petroleum and natural gas over a 6 year period commencing July 29, 2004 on the Exploration Block subject to the work commitment as outlined in note 10b.

iv)	Exploration Block CB-ONN-2003/2 (also referred to as “Ankleshwar Block”)

On August 15, 2005, the Company announced that it was awarded, under the fifth round of the National Exploration Licensing Policy ("NELP-V"), a 10% PI in a new onshore Exploration Block CB-ONN-2003/2 covering an area of approximately 448 sq. kms. in the Cambay Basin.

On September 28, 2005, GeoGlobal as to its 10% PI, along with its joint venture participants, Gail (India) Ltd., Jubilant Capital Pvt. Ltd. and GSPC as to their 20%, 20% and 50% PI respectively, entered into a PSC with the GOI with respect to this Exploration Block ("PSC-Ankleshwar").

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

On September 28, 2005, GeoGlobal as to its 100% PI entered into a PSC with the GOI with respect to this Exploration Block ("PSC-DS").

The PSC-DS allows GeoGlobal to explore for petroleum and natural gas over a 7 year period commencing upon the receipt of the Petroleum Exploration Licence, on the Exploration Block subject to the work commitment as outlined in note 10b.

4.         Capital Stock

a)         Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $
			Restated note 5c

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 6)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 4c)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
Stock-based compensation (note 5c)	--	--	62,913
	55,052,355	40,397	6,680,951

Balance as at December 31, 2003	55,053,355	40,461	6,680,951

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker warrants exercised for cash	39,100	39	58,611
Stock-based compensation (note 5c)	--	--	350,255
	154,100	154	563,651

Balance as at December 31, 2004	55,207,455	40,615	7,244,602

2005 Transactions
Options exercised for cash (note 4e)	739,000	739	1,004,647
2003 Purchase warrants exercised for cash (note 4d(i))	2,214,500	2,214	5,534,036
Broker warrants exercised for cash (note 4d(ii))	540,900	541	810,809
September 2005 private placement financing (note 4b)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 4b)	--	--	(1,541,686)
Stock-based compensation (note 5c)	--	--	4,354,256
	7,746,800	7,746	37,798,410

Balance as at December 31, 2005	62,954,255	48,361	45,043,012

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

e)         Options
i)         Stock Options
During the year ended December 31, 2005, 739,000 (December 31, 2004 – 115,000) options were exercised at various prices between US$1.01 and US$1.50 for gross proceeds of US$1,005,385 (December 31, 2004 - US$154,900).

ii)         Compensation Options
As at December 31, 2005, none of the 195,144 Compensation Options were exercised. When fully exercised, the Compensation Options would result in gross proceeds of US$1,268,436.

f)	Weighted-average number of shares

For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the year ended December 31, 2005 was 53,058,660 (December 31, 2004 – 41,671,136, December 31, 2003 – 19,737,035, December 31, 2002 - 14,500,000).  The amount for the years ended December 31, 2005 and 2004 exclude the 5,000,000 shares currently held in escrow.  The amount for the year ended December 31, 2003 also excludes the 5,000,000 shares currently held in escrow plus 14,500,000 shares which were not released from escrow until August 27, 2004.  The amount for the period ended December 31, 2002 is deemed to be the number of shares issued to the legal subsidiary pursuant to the reverse take-over transaction described in note 6, reduced by the 19,500,000 shares which were held in escrow.

5.         Stock Options

a)         The Company’s 1998 Stock Incentive Plan
Under the terms of the 1998 Stock Incentive Plan (the "Plan"), as amended, 8,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan.  As at December 31, 2005, the Company had 1,875,697 (December 31, 2004 – 385,697) common shares remaining for issuance under the Plan.  The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

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

Under this method, compensation cost is measured at fair value at grant date using the Black-Scholes option pricing method and recognized over the vesting period.  If the fair value based method had been used, the stock based compensation costs, pro-forma exploration costs – India net loss and pro-forma net loss per share would be as follows:

	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $	Year ended Dec 31, 2003 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2005 US $
		Restated note 5c	Restated note 5c	Restated note 5c

Pro-forma basis
Stock-based compensation
Exploration costs – India	337,113	56,654	44,542	438,309
General and administrative	458,766	132,767	88,349	679,882

Exploration costs - India
As reported	3,957,723	707,023	200,754	3,957,723
Pro-forma	4,396,032	808,219	245,296	4,396,032
Net loss
As reported	(3,162,660)	(1,171,498)	(518,377)	(4,866,348)
Pro-forma	(3,621,426)	(1,304,265)	(606,726)	(5,546,230)
Net loss per share - basic and diluted
As reported	(0.06)	(0.03)	(0.03)
Pro-forma	(0.07)	(0.03)	(0.03)

Black-Scholes Assumptions
Fair value of stock options granted	$1.06	--	$0.20
Risk-free interest rate	2.75%	--	2.61%
Volatility	102%	--	55%
Weighted average expected life	1.8 years	--	0.8 years
Dividend yield	0%	--	0%
i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on historical volatility of the Company's stock and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

5.         Stock Options (continued)

c)         Restatement

	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $	Year ended Dec 31, 2003 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2005 US $
	Restated note 5c	Restated note 5c	Restated note 5c	Restated note 5c
Stock-based compensation
Consolidated Statements of Operations
Consulting fees	2,681,680	304,002	40,682	3,026,364
Consolidated Balance Sheets
Property and equipment
Exploration costs – India	1,672,576	46,253	22,231	1,741,060
	4,354,256	350,255	62,913	4,767,424

The years ended December 31, 2005, 2004, 2003 and the period from inception August 21, 2002 to December 31, 2005 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

5.         Stock Options (continued)

The following is a summary of the effects of this restatement on the Company's Consolidated Balance Sheets and Statements of Stockholders' Equity at December 31, 2005 and 2004 and 2003 and the Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and 2003 and the period from inception of August 21, 2002 to December 31, 2005.

	As Reported		Adjustment		As Restated
	Dec 31, 2005 US$		Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$	Dec 31, 2005 US$
Balance Sheets
Oil and gas interests	2,216,663		1,672,576	68,484	3,957,723
Additional paid-in capital	40,275,588		4,354,256	413,168	45,043,012
Deficit accumulated	(1,839,984)		(2,681,680)	(344,684)	(4,866,348)
Stockholders' equity	38,483,965		1,672,576	68,484	40,225,025

Statement of Stockholders' Equity
Additional paid-in capital	40,275,588		4,354,256	413,168	45,043,012
Accumulated deficit	(1,839,984)		(2,681,680)	(344,684)	(4,866,348)
Stockholders' equity	38,483,965		1,672,576	68,484	40,225,025

	As Reported		Adjustment		As Restated
	Year ended Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2005 US$	Year ended Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2005 US$	Year ended Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2005 US$
Statements of Operations
Consulting fees	265,446	673,332	2,681,680	3,026,364	2,947,126	3,699,696
Net loss and comprehensive loss	(480,980)	(1,839,984) )	(2,681,680)	(3,026,364)	(3,162,660)	(4,866,348) )
Net loss per share - basic and diluted	(0.01)		(0.05)		(0.06)

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

5.         Stock Options (continued)

	As Reported		Adjustment		As Restated
	Dec 31, 2004 US$		Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2003 US$	Dec 31, 2004 US$
Balance Sheets
Oil and gas interests	638,539		46,253	22,231	707,023
Additional paid-in capital	6,831,434		350,255	62,913	7,244,602
Deficit accumulated	(1,359,004)		(304,002)	(40,682)	(1,703,688)
Stockholders' equity	5,513,045		46,253	22,231	5,581,529

Statement of Stockholders' Equity
Additional paid-in capital	6,831,434		350,255	62,913	7,244,602
Accumulated deficit	(1,359,004)		(304,002)	(40,682)	(1,703,688)
Stockholders' equity	5,513,045		46,253	22,231	5,581,529

	As Reported		Adjustment		As Restated
	Year ended Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$	Year ended Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$	Year ended Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$
Statements of Operations
Consulting fees	237,615	407,886	304,002	344,684	541,617	752,570
Net loss and comprehensive loss	(867,496)	(1,359,004) )	(304,002)	(344,684)	(1,171,498)	(1,703,688) )
Net loss per share - basic and diluted	(0.02)		(0.01)		(0.03)

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

5.         Stock Options (continued)

	As Reported		Adjustment		As Restated
	Dec 31, 2003 US$		Dec 31, 2003 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2002 US$	Dec 31, 2003 US$
Balance Sheets
Oil and gas interests	295,543		22,231	--	317,774
Additional paid-in capital	6,618,038		62,913	--	6,680,951
Deficit accumulated	(491,508)		(40,682)	--	(532,190)
Stockholders' equity	6,166,991		22,231	--	6,189,222

Statement of Stockholders' Equity
Additional paid-in capital	6,618,038		62,913	--	6,680,951
Accumulated deficit	(491,508)		(40,682)	--	(532,190)
Stockholders' equity	6,166,991		22,231	--	6,189,222

	As Reported		Adjustment		As Restated
	Year ended Dec 31, 2003 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2003 US$	Year ended Dec 31, 2003 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2003 US$	Year ended Dec 31, 2003 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2003 US$
Statements of Operations
Consulting fees	170,271	170,271	40,682	40,682	210,953	210,953
Net loss and comprehensive loss	(477,695)	(491,508) )	(40,682)	(40,682)	(518,377)	(532,190) )
Net loss per share - basic and diluted	(0.02)		(0.01)		(0.03)

The restatement had no impact on the Consolidated Statements of Cash Flows for the year ended December 31, 2005 and from inception of August 21, 2002 to December 31, 2005 and therefore, no changes have been reflected.

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
December 31, 2005

5.         Stock Options (continued)

d)         Black-Scholes Assumptions

The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of services rendered.  The fair value of the stock options granted to non-employee consultants is calculated at each reporting date using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $	Year ended Dec 31, 2003 US $
	Restated note 5c	Restated note 5c	Restated Note 5c
Black-Scholes Assumptions
Fair value of stock options at reporting date	$4.52	$0.73	$0.67
Risk-free interest rate	3.33%	1.67%	1.32%
Volatility	103%	98%	89%
Expected life	0.5 years	0.5 years	1.1 years
Dividend yield	0%	0%	0%

e)         Stock option table
These options were granted for services provided to the Company:

	Option				Granted	Cancelled (c)		Balance
Grant	exercise	Expiry	Vesting	Balance	during	Exercised (e)	Balance	exercisable
date	price	date	date	Dec 31, 2004	the year	during the year	Dec 31, 2005	Dec 31, 2005
(mm/dd/yy)	US $	(mm/dd/yy)	(mm/dd/yy)	#	#	#	#	#

12/09/03	1.18	08/31/06	Vested	1,945,000	--	193,500 (e)	1,751,500	1,751,500
12/30/03	1.50	08/31/06	Vested	945,000	--	150,000 (c)
						450,000 (e)	345,000	345,000
01/17/05	1.01	08/31/06	Vested	--	790,000	60,500 (e)	729,500	729,500
01/18/05	1.10	08/31/08	Vested	--	450,000	--	450,000	450,000
01/18/05	1.10	08/31/08	08/15/06		150,000	--	150,000	--
01/25/05	1.17	08/31/06	Vested	--	60,000	35,000 (e)	25,000	25,000
06/14/05	3.49	06/14/15	Vested	--	150,000	--	150,000	150,000
08/24/05	6.50	08/24/08	Vested	--	60,000	--	60,000	60,000
08/24/05	6.50	08/24/08	08/31/06	--	50,000	--	50,000	--
10/03/05	6.81	10/03/15	10/03/06	--	16,666	-	16,666	--
10/03/05	6.81	10/03/15	10/03/07	--	16,667	--	16,667	--
10/03/05	6.81	10/03/15	10/03/08	--	16,667	--	16,667	--
				2,890,000	1,760,000	889,000	3,761,000	3,511,000

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

	Year ended Dec 31, 2005	Year ended Dec 31, 2004	Year ended Dec 31, 2003	Period from Inception, Aug 21, 2002 to Dec 31, 2005
	US $	US $	US $	US$
Consolidated Statement of Operations
Consulting fees	62,000	50,000	16,667	128,667
Consolidated Balance Sheets
Property and equipment
Exploration costs - India (note 3a)	248,000	200,000	66,666	514,666
	310,000	250,000	83,333	643,333

Roy Group was also reimbursed for medical insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed by third parties incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	45,430	19,640	40,649	105,719
Consolidated Balance Sheets
Accounts receivable	1,020	20,350	--	21,370
Property and equipment
Exploration costs - India (note 3a)	127,295	87,165	61,412	297,797
Computer and office equipment	1,610	8,064	--	37,595
	175,355	135,219	102,061	462,481

At December 31, 2005, the Company owed Roy Group (Barbados) Inc. US$169,181 (December 31, 2004 - US$16,103) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

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
December 31, 2005

7.         Related Party Transactions (continued)

d)         D.I. Investments Ltd. (“D.I.”)
D.I. is related to the Company by common management and is controlled by a director of the Company.  DI charged consulting fees for services rendered as outlined and recorded below:

	Year ended Dec 31, 2005	Year ended Dec 31, 2004	Year ended Dec 31, 2003	Period from Inception, Aug 21, 2002 to Dec 31, 2005
	US $	US $	US $	US$
Consolidated Statement of Operations
Consulting fees	150,000	120,000	61,715	331,715

DI was also reimbursed for office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative
Office costs	54,062	65,073	33,802	159,135
Travel, hotel, meals and entertainment	5,121	3,344	39,045	47,510
Consolidated Balance Sheets
Accounts receivable	14,165	--	--	14,165
	73,348	68,417	72,847	220,810

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

e)         Amicus Services Inc. (“Amicus”)
Amicus is related to the Company by virtue of being controlled by the brother of a director of the Company.  Amicus charged as consulting fees for services rendered as outlined below:

	Year ended Dec 31, 2005	Year ended Dec 31, 2004	Year ended Dec 31, 2003	Period from Inception, Aug 21, 2002 to Dec 31, 2005
	US $	US $	US $	US$
Consolidated Statement of Operations
Consulting fees	35,713	33,921	14,469	84,103

Amicus was also reimbursed for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	685	1,961	168	2,814
Consolidated Balance Sheets
Accounts receivable	2,530	967	3,052	6,549
Computer and office equipment	--	1,599	--	1,599
	3,215	4,527	3,220	10,962

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
December 31, 2005

8.         Income Taxes

a)         Income tax expense
The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	Year ended Dec 31, 2005	Year ended Dec 31, 2004	Year ended Dec 31, 2003	Period from Inception, Aug 21, 2002 to Dec 31, 2005
	US $	US $	US $	US$
	Restated note 5c	Restated note 5c	Restated note 5c	Restated note 5c

Net loss	(3,162,660)	(1,171,498)	(518,377)	(4,866,348)
Expected tax rate	35.0%	35.0%	35.0%
Expected income tax recovery	(1,106,931)	(410,024)	(181,432)	(1,704,205)
Excess of expected tax rate over tax rate of foreign affiliates	55,912	54,623	24,804	137,299
Non-deductible expenditures	965,779	122,589	22,020	1,110,388
Acquisition of losses	--	--	4,355,268	4,355,268
Other	165,772	298,110	316,029	789,693
	80,532	65,298	4,536,689	4,688,443

Valuation allowance	(80,532)	(65,298)	(4,536,689)	(4,688,443)
Provision for income taxes	--	--	--	--

b)         Deferred income taxes
The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized.  The components of the net deferred income tax asset consist of the following temporary differences:

	Dec 31, 2005 US $	Dec 31, 2004 US $

Difference between tax base and reported amounts of depreciable assets	25,871	2,679
Non-capital loss carry forwards	18,907,135	524,904
	18,933,006	527,583
Valuation allowance	(18,933,006)	(527,583)
Deferred income tax asset	--	--

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

8.         Income Taxes (continued)

c)         Loss carry forwards
i)
At December 31, 2004, the Company has US$7,865,527 of available non-cash capital loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	7,489,826	2006
Canada	35,513	2010
Barbados	340,188	2012
	7,865,527

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

	December 31, 2005	December 31, 2004
	Property and equipment US $	Property and equipment US $
	Restated note 5c	Restated note 5c

Canada	89,826	97,482
India	3,957,723	752,594
	4,047,549	850,076

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

As the holder of a participating interest in the Tarapur Block, the Company will be required to fund its 20% share of all further exploration and development costs incurred on the exploration block.  To December 31, 2005, US$579,572 has been paid to GSPC under the terms of the Company's agreement with GSPC.  Subsequent to the year end, a further US$397,000 has been paid to GSPC.  The Company has committed to expend an aggregate of approximately US$1.2 million for exploration activities under the terms of the agreement entered into covering the Tarapur block over the period ending November 22, 2007.  Under the terms of the agreement, the Company will be required to keep in force a financial and performance guarantee securing its performance under the Tarapur PSC.

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

The Company adopted Statement 123(R) using the modified prospective method on January 1, 2006 which will require the Company to recognize in the income statement a charge of $367,596 over the next 3 years.

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

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

14.         Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information:

	3 months ended	3 months ended	6 months ended	3 months ended	9 months ended	Year ended
	Mar 31	June 30	June 30	Sept 30	Sept 30	Dec 31
2005	US$	US$	US$	US$	US$	US$

Interest income	14,677	19,609	34,286	77,693	111,979	462,174

Net earnings (loss) and comprehensive earnings (loss)
As previously reported	(176,847)	(198,511)	(375,358)	(217,348)	(592,706)	(480,980)
Adjustment - current period	(78,791)	(1,187,023)	(1,265,814)	(316,583)	(1,582,397)	(2,681,680)
As restated	(255,638)	(1,385,534)	(1,641,172)	(533,931)	(2,175,103)	(3,162,660)

Net earnings (loss) per share - basic and diluted
As previously reported	0.00	0.00	(0.01)	0.00	(0.01)	(0.01)
Adjustment - current period	(0.01)	(0.03)	(0.02)	(0.01)	(0.03)	(0.05)
As restated	(0.01)	(0.03)	(0.03)	(0.01)	(0.04)	(0.06)

Deficit
As previously reported	(1,535,851)		(1,734,362)		(1,951,710)	(1,839,984)
Adjustment - prior years	(344,684)		(344,684)		(344,684)	(344,684)
Adjustment - current period	(78,791)		(1,265,814)		(1,582,397)	(2,681,680)
As restated	(1,959,326)		(3,344,860)		(3,878,791)	(4,866,348)
			)
Oil and gas interests
As previously reported	916,506	38,742	955,248	146,809	1,102,057	1,578,124
Adjustment - current period	31,153	744,651	775,804	200,732	976,536	1,672,576
As restated - current period	947,659	783,393	1,731,052	347,541	2,078,593	3,250,700
Opening balance - beginning of year	707,023		707,023		707,023	707,023
As restated	1,654,682		2,438,075		2,785,616	3,957,723

Stock-based compensation
As previously reported
Consulting	--	--	--	--	--	--
Oil and gas interests	--	--	--	--	--	--
	--	--	--	--	--	--

Adjustment
Consulting	78,791	1,187,023	1,265,814	316,583	1,582,397	2,681,680
Oil and gas interests	31,153	744,651	775,804	200,732	976,536	1,672,576
	109,944	1,931,674	2,041,618	517,315	2,558,933	4,354,256

As restated
Consulting	78,791	1,187,023	1,265,814	316,583	1,582,397	2,681,680
Oil and gas interests	31,153	744,651	775,804	200,732	976,536	1,672,576
	109,944	1,931,674	2,041,618	517,315	2,558,933	4,354,256

Notes to the Consolidated Financial Statements
GeoGlobal Resources Inc.
(a development stage enterprise)
December 31, 2005

15.         Selected Quarterly Information (Unaudited) (continued)

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

Quarterly net earnings (loss) and comprehensive earnings (loss) and net earnings (loss) per share - basic and diluted have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	June 3, 2008

/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer and Director	June 3, 2008

/s/ Brent J. Peters Brent J. Peters	Director	June 3, 2008

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	June 3, 2008

/s/ Michael J. Hudson Michael J. Hudson	Director	June 3, 2008

/s/ Dr. Avinash Chandra Dr. Avinash Chandra	Director	June 3, 2008