Form 10KSB/A
period 2006-12-31
GEOGLOBAL RESOURCES INC.
filed 2008-06-09
CIK 896726

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

This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or the 10-KSB/A Amendment No. 1 or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on April 14, 2007 and the subsequent filing of the Form 10-KSB/A Amendment No. 1 on May 11, 2007.  The following items have been amended as a result of the restatement:

Annual Report on Form 10-KSB/A
December 31, 2006

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

Years ended December 31, 2006 and 2005
During the year ended December 31, 2006, we had expenses of $3,295,616 compared with expenses of $3,693,281 during the year ended December 31, 2005.  This decrease is primarily the result of the increased scale of our participation in oil and gas exploration activities, with commensurate additions to the office infrastructure and the initial year of accounting for stock-based compensation expense offset by a substantial decrease in consulting fees due to a decrease in our stock-based compensation for non-employee consultants.

Our general and administrative expenses increased to $1,890,926 from $495,326.  Of this increase, $1,048,477 reflects the adoption of FAS 123(R) pursuant to which we are is required to recognize compensation costs for stock-based arrangements with employees and consultants effective January 1, 2006.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services.  Our consulting fees decreased to $1,104,106 during the year ended December 31, 2006 from $2,947,126 in the prior year.  This decrease is mostly comprised of a decrease from $2,681,680 for the year ended December 31, 2005 to $539,812 for the year ended December 31, 2006 for stock-based compensation costs recognized for non-employee consultants.  Further, these consulting fees include $70,000 (2005 - $62,000) paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  Professional fees increased to $251,261 during the year ended December 31, 2006 from $201,298 during the year ended December 31, 2005.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  In addition, costs associated with initiating the modeling, testing and documenting internal controls as required by Section 404 of the Sarbanes Oxley Act were incurred during the latter part of the year.  This resulted in an increase of $49,963 in the fees paid to our auditors, accountants and legal counsel for additional work incurred during the year ending December 2006 as compared to 2005.

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

Net loss for the year ended December 31, 2006 was $1,548,803 versus a net loss of $3,162,660 in 2005.  This result was mainly attributable to a reduction in our consulting fees as a result of a reduction in our compensation costs for the stock-based compensation arrangements with non-employee consultants, coupled with an increase in interest earned during the most recent year, net of our increased costs as a result of our increased scale of participation in oil and gas exploration activities.

We capitalized overhead costs directly related to our exploration activities in India.  During the year ended December 31, 2006, these capitalized overhead costs were $2,791,520 as compared to $2,141,844 during the year ended December 31, 2005.  This increase is mostly attributable to the capitalized stock-based compensation for employees of $658,404 recognized for the first time in 2006, as a consequence of our adoption of FAS 123(R) effective January 1, 2006, with the remaining increase being consistent with the increased scale of our participation in oil and gas exploration activities.

Years ended December 31, 2005 and 2004
During the year ended December 31, 2005, we had expenses of $3,693,281 compared with expenses of $1,216,094 during the year ended December 31, 2004.  This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities.

Our general and administrative expenses increased to $495,326 from $451,788.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services.  Our consulting fees increased to $2,947,126 during the year ended December 31, 2005 from $541,617 in the prior year. .  The majority of this increase can be attributed to an increase in the compensation costs recognized during the year of $2,681,680 for stock arrangements with non-employee consultants of the Company as compared to $304,002 for the year ending December 31, 2004.  Further, these consulting fees reflect $62,000 (2004 - $50,000) paid under our Technical Services Agreement ("TSA") with Roy Group (Barbados) Inc. ("RGB"), a corporation wholly owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  Professional fees increased to $201,298 during the year ended December 31, 2005 from $161,381 during the year ended December 31, 2004.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  The increase is attributable to an approximately $40,000 increase in our fees paid to our auditors for additional work incurred during the year ending December 2005 as compared to 2004.

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

At December 31, 2006, we have provided to the GOI three irrevocable letters of credit totaling $2,216,445 (Mehsana US$711,445, Sanand/Miroli US$905,000 and Ankleshwar US$600,000) (December 31, 2005 – $392,485) secured by our term deposits in the same amount.  These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period April 1, 2006 to March 31, 2007 of Phase I of these Cambay Blocks.

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

Based on the restatement of the financial statements for the year ended December 31, 2006 due to an error in the classification and calculation for stock-based compensation for non-employee consultants, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2006.

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

As explained in note 6(c), the consolidated balance sheets as at December 31, 2006, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006, 2005, and  2004 and for the cumulative period from inception on August 21, 2002 to December 31, 2006 have been restated.

"Ernst & Young LLP" (signed)

CALGARY, ALBERTA                                                                           CHARTERED ACCOUNTANTS
March 23, 2007 except for Note 6(c),
which is as of June 5, 2008

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
	December 31, 2006 US $	December 31, 2005 US $
	Restated note 6c	Restated note 6c
Assets
Current
Cash and cash equivalents (note 2i)	32,362,978	36,037,388
Accounts receivable	202,821	139,035
Prepaids and deposits	31,232	5,718
Cash call receivable	--	49,947
	32,597,031	36,232,088

Restricted cash (note11a)	3,590,769	392,485
Property and equipment (note 3)	183,427	89,826
Oil and gas interests, not subject to depletion (note 4)	12,121,334	3,957,723

	48,492,561	40,672,122

Liabilities
Current
Accounts payable	1,888,103	159,145
Accrued liabilities	33,487	43,500
Due to related companies (notes 8c, 8d and 8e)	33,605	244,452
	1,955,195	447,097
Stockholders' Equity (note 5)
Capital stock
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
66,208,255 common shares (December 31, 2005 – 62,954,255)	51,617	48,361
Additional paid-in capital	52,900,900	45,043,012
Deficit accumulated during the development stage	(6,415,151)	(4,866,348)
	46,537,366	40,225,025

	48,492,561	40,672,122
See Commitments, Contingencies and Guarantees (note 11) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2006 US $
	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c

Expenses (notes 8c, 8d, 8e and 6b)
General and administrative	1,890,926	495,326	451,788	2,995,642
Consulting fees	1,104,106	2,947,126	541,617	4,803,802
Professional fees	251,261	201,298	161,381	752,676
Depreciation	49,323	49,531	61,308	211,310
	3,295,616	3,693,281	1,216,094	8,763,430
Other expenses (income)
Consulting fees recovered	--	(12,950)	(14,300)	(66,025)
Equipment costs recovered	--	(12,950)	(2,200)	(19,395)
Gain on sale of equipment	--	(42,228)	--	(42,228)
Foreign exchange (gain) loss	4,737	(319)	3,495	26,547
Interest income	(1,751,550)	(462,174)	(31,591)	(2,247,178)
	(1,746,813)	(530,621)	(44,596)	(2,348,279)

Net loss and comprehensive loss for the period (note 9)	(1,548,803)	(3,162,660)	(1,171,498)	(6,415,151)

Net loss per share – basic and diluted (note 5f)	(0.03)	(0.06)	(0.03)

The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Stockholders' Equity US $
		Restated note 6c	Restated note 6c	Restated note 6c

Common shares issued on incorporation on Aug 21, 2002	64	--	--	64

Net loss and comprehensive loss for the period	--	--	(13,813)	(13,813)
Balance at December 31, 2002	64	--	(13,813)	(13,749)

Common shares issued during the year
On acquisition (note 7)	34,000	1,072,960	--	1,106,960
Options exercised for cash	397	101,253	--	101,650
December 2003 private placement financing (note 5c)	6,000	5,994,000	--	6,000,000
Share issuance costs on private placement	--	(550,175)	--	(550,175)
Stock-based compensation	--	62,913	--	62,913
Net loss and comprehensive loss for the year	--	--	(518,377)	(518,377)
Balance at December 31, 2003	40,461	6,680,951	(532,190)	6,189,222

Common shares issued during the year
Options exercised for cash	115	154,785	--	154,900
Broker Warrants exercised for cash (note 5c)	39	58,611	--	58,650
Stock-based compensation	--	350,255	--	350,255
Net loss and comprehensive loss for the year	--	--	(1,171,498)	(1,171,498)
Balance at December 31, 2004	40,615	7,244,602	(1,703,688)	5,581,529

Common shares issued during the year
Options exercised for cash (note 5e(i))	739	1,004,647	--	1,005,386
2003 Purchase Warrants exercised for cash (note 5d(i))	2,214	5,534,036	--	5,536,250
Broker Warrants exercised for cash (note 5c)	541	810,809	--	811,350
September 2005 private placement financing (note 5b)	4,252	27,636,348	--	27,640,600
Share issuance costs on private placement (note 5b)	--	(1,541,686)	--	(1,541,686)
Stock-based compensation	--	4,354,256	--	4,354,256
Net loss and comprehensive loss for the year	--	--	(3,162,660)	(3,162,660)
Balance at December 31, 2005	48,361	45,043,012	(4,866,348)	40,225,025

Common shares issued during the year
Options exercised for cash (note 5e(i))	2,285	2,706,895	--	2,709,180
Options exercised for notes receivable (note 6f)	185	249,525	--	249,710
2003 Purchase Warrants exercised for cash (note 5d(i))	786	1,962,964	--	1,963,750
Share issuance costs	--	(74,010)	--	(74,010)
Stock-based compensation (note 6b)	--	3,012,514	--	3,012,514
Net loss and comprehensive loss for the year	--	--	(1,548,803)	(1,548,803)
Balance at December 31, 2006	51,617	52,900,900	(6,415,151)	46,537,366
See note 5 for further information The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2006 US $
	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c
Cash flows provided by (used in) operating activities:
Net loss	(1,548,803)	(3,162,660)	(1,171,498)	(6,415,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,323	49,531	61,308	211,310
Gain on sale of equipment	--	(42,228)	--	(42,228)
Stock-based compensation (note 6b)	1,588,289	2,681,680	304,002	4,614,653
Changes in operating assets and liabilities:
Accounts receivable	(63,786)	42,202	(99,750)	(127,821)
Prepaids and deposits	(25,514)	(5,718)	--	(31,232)
Accounts payable	(23,720)	24,307	(147,060)	34,651
Accrued liabilities	(10,013)	22,500	4,600	33,487
Due to related companies	(210,847)	224,828	(27,239)	(8,151)
	(245,071)	(165,558)	(1,075,637)	(1,730,482)
Cash flows provided by (used in) investing activities:
Oil and gas interests	(6,739,386)	(1,578,124)	(460,016)	(8,956,049)
Property and equipment	(142,924)	(36,876)	(87,341)	(435,309)
Proceeds on sale of equipment	--	82,800	--	82,800
Cash acquired on acquisition (note 7)	--	--	--	3,034,666
Restricted cash (note 11a)	(3,198,284)	(185,689)	(206,796)	(3,590,769)
Changes in investing assets and liabilities:
Cash call receivable	49,947	(22,436)	(27,511)	--
Accounts payable	1,763,478	94,415	--	1,804,444
Accrued liabilities	--	(33,442)	33,442	--
	(8,267,169)	(1,679,352)	(748,222)	(8,060,217)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	4,922,640	34,993,586	213,550	46,231,490
Share issuance costs	(74,010)	(1,541,686)	--	(2,165,871)
Changes in financing liabilities:
Note payable (note 8a)	--	--	(1,000,000)	(2,000,000)
Accounts payable	(10,800)	10,800	--	61,078
Due to shareholder	--	--	--	--
Due to related companies	--	--	--	26,980
	4,837,830	33,462,700	(786,450)	42,153,677
Net increase (decrease) in cash and cash equivalents	(3,674,410)	31,617,790	(2,610,309)	32,362,978

Cash and cash equivalents, beginning of period	36,037,388	4,419,598	7,029,907	--

Cash and cash equivalents, end of period	32,362,978	36,037,388	4,419,598	32,362,978

Cash and cash equivalents
Current bank accounts	316,329	127,803	90,670	316,329
Term deposits	32,046,649	35,909,585	4,328,928	32,046,649
	32,362,978	36,037,388	4,419,598	32,362,978
Cash taxes paid during the period	17,775	15,500	2,750	39,463
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

i)         Cash and cash equivalents

Cash and cash equivalents include cash on hand, balances with banks and short-term deposits with original maturities of three months or less, earning interest based upon the US prime rate.  Interest earned during the year ended December 31, 2006 was US$1,751,550 (December 31, 2005 – US$462,174) which included US$1,744,697 (December 31, 2005 – US$454,887) of interest earned on our cash and cash equivalents held in term deposits representing an average rate of 4.81% (December 31, 2005 – 2.57%).

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

4.         Oil and Gas Interests

	December 31, 2006 US$	December 31, 2005 US$
	Restated note 6c	Restated note 6c
Exploration – India
Exploration costs incurred in:
2002	21,925	21,925
2003	178,829	178,829
2004	506,269	506,269
2005	3,250,700	3,250,700
	3,957,723	3,957,723
2006	8,163,611	--
	12,121,334	3,957,723

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

b)         Capitalized overhead costs (Restated note 6c)
Included in the US$8,163,611 of exploration cost additions during the year ended December 31, 2006 (year ended December 31, 2005 - US$3,250,700) are certain overhead costs capitalized by the Company in the amount of US$2,791,520 (year ended December 31, 2005 - US$2,141,844) directly related to the exploration activities in India.  The capitalized overhead amount includes capitalized stock-based compensation of US$1,424,225 (year ended December 31, 2005 – US$1,672,576) (see note 6b) of which US$323,283 (year ended December 31, 2005 – US$nil) was for the account of a related party (see note 8c).  Further, the capitalized overhead amount includes US$1,000,705 (year ended December 31, 2005 - US$145,773) which was paid to third parties and US$nil (year ended December 31, 2005 - US$51,800) was recovered from third parties.  The balance of US$366,590 was paid to and on behalf of a related party (year ended December 31, 2005 - US$375,295) (see note 8c).  These costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 4c).

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

5.         Capital Stock

a)         Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $
			Restated note 6c

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 7)	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 5c)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
Stock-based compensation (note 6b)	--	--	62,913
	55,052,355	40,397	6,680,951

Balance as at December 31, 2003	55,053,355	40,461	6,680,951

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker Warrants exercised for cash (note 5c)	39,100	39	58,611
Stock-based compensation (note 6b)	--	--	350,255
	154,100	154	563,651

Balance as at December 31, 2004	55,207,455	40,615	7,244,602

2005 Transactions
Options exercised for cash (note 5e(i)	739,000	739	1,004,647
2003 Purchase Warrants exercised for cash (note 5d(i))	2,214,500	2,214	5,534,036
Broker Warrants exercised for cash (note 5c)	540,900	541	810,809
September 2005 private placement financing (note 5b)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 5b)	--	--	(1,541,686)
Stock-based compensation (note 6b)	--	--	4,354,256
	7,746,800	7,746	37,798,410

Balance as at December 31, 2005	62,954,255	48,361	45,043,012

2006 Transactions
Options exercised for cash (note 5e(i))	2,284,000	2,285	2,706,895
Options exercised for notes receivable (note 6f)	184,500	185	249,525
2003 Purchase Warrants exercised for cash (note 5d(i))	785,500	786	1,962,964
Share issuance costs	--	--	(74,010)
Stock-based compensation (note 6b)	--	--	3,012,514
	3,254,000	3,256	7,857,888

Balance as at December 31, 2006	66,208,255	51,617	52,900,900

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

e)         Options
i)         Stock Options
During the year ended December 31, 2006, 2,468,500 (December 31, 2005 - 739,000) options were exercised at various prices between US$1.01 and US$1.50 for gross proceeds of US$2,709,180 (December 31, 2005 - US$1,005,386) and notes receivable for US$249,710 (see note 6f).

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

6.         Stock Options (continued)

b)         Stock-based compensation
The Company adopted FAS 123(R), using the modified-prospective-transition method on January 1, 2006.  Under this method, the Company is required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in difference periods, the Company recognized compensation costs on a straight-line basis over the vesting periods for each separate vested tranche.

The following table summarized stock-based compensation for employees and non-employee consultants.
	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Year ended Dec 31, 2004 US $	Period from Inception Aug 21, 2002 to Dec 31, 2006 US $
	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c
Stock based compensation
Consolidated Statements of Operations
General and administrative	1,048,477	--	--	1,048,477
Consulting fees	539,812	2,681,680	304,002	3,566,176
	1,588,289	2,681,680	304,002	4,614,653
Consolidated Balance Sheets
Oil and gas interests	1,424,225	1,672,576	46,253	3,165,285
	3,012,514	4,354,256	350,255	7,779,938
Prior to the adoption of FAS 123(R), the Company used the intrinsic value method of accounting for employee and director stock-based compensation. As all options have been granted at exercise prices based on the market value of the Company's common shares at the date of grant, no compensation cost was recognized under the intrinsic value based method of accounting. For the years ended December 31, 2005, 2004 and the period from inception August 21, 2002 to December 31, 2005, had employee compensation expense been determined based on the fair value at the grant date consistent with FAS123(R) pro-forma oil and gas interests, net loss and pro-forma net loss per share would have been as follows:

		Year ended Dec 31, 2005	Year ended Dec 31, 2004	Period from Inception, Aug 21, 2002 to Dec 31, 2005
		Restated note 6c	Restated note 6c	Restated note 6c
Pro-forma basis
Stock-based compensation
Oil and gas interests		337,113	56,654	438,309
General and administrative		458,766	132,767	679,882
Oil and gas interests
As reported		3,957,723	707,023	3,957,723
Pro-forma		4,396,032	808,219	4,396,032
Net loss
As reported		(3,162,660)	(1,171,498)	(4,866,348)
Pro-forma		(3,621,426)	(1,304,265)	(5,546,230)
Net loss per share - basic and diluted
As reported		(0.06)	(0.03)
Pro-forma		(0.07)	(0.03)

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

6.         Stock Options (continued)

	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Year ended Dec 31, 2004
	Restated note 6c	Restated note 6c
Black-Scholes Assumptions
Fair value of stock options granted	$1.52	$1.06	--
Risk-free interest rate	4.13%	2.75%	--
Volatility	70%	102%	--
Weighted average expected life	1.6 years	1.8 years	--
Dividend yield	0%	0%	--

i)
At January 1, 2006, the impact of the adoption of FAS123(R) required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods.  In the year ended December 31, 2006, US$211,128 of this charge was recognized in the Consolidated Statements of Operations as general and administrative expense.  This resulted in an increase in the net loss and comprehensive loss for the period in the same amount and no impact on the net loss per share – basic and diluted for the period.  In the year ended December 31, 2006, US$89,900 of this charge was recognized in the Consolidated Balance Sheets as Oil and gas interests, not subject to depletion.

ii)
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.  There was no impact on cash flows during years ended December 31, 2006 and 2005.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

6.         Stock Options (continued)

c)         Restatement
The years ended December 31, 2006, 2005, 2004 and the period from inception August 21, 2002 to December 31, 2006 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

The following is a summary of the effects of this restatement on the Company's Consolidated Balance Sheets and Statements of Stockholders' Equity at December 31, 2006 and 2005 and 2004 and the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and 2004 and the period from inception of August 21, 2002 to December 31, 2006.

	As Reported		Adjustment		As Restated
	Dec 31, 2006 US$		Dec 31, 2006 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2005 US$	Dec 31, 2006 US$
Balance Sheets
Oil and gas interests	9,722,738		657,536	1,741,060	12,121,334
Additional paid-in capital	47,077,827		1,055,649	4,767,424	52,900,900
Deficit accumulated	(2,990,674)		(398,113)	(3,026,364)	(6,415,151)
Stockholders' equity	44,138,770		657,536	1,741,060	46,537,366

Statement of Stockholders' Equity
Additional paid-in capital	47,077,827		1,055,649	4,767,424	52,900,900
Accumulated deficit	(2,990,674)		(398,113)	(3,026,364)	(6,415,151)
Stockholders' equity	44,138,770		657,536	1,741,060	46,537,366

	As Reported		Adjustment		As Restated
	Year ended Dec 31, 2006 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2006 US$	Year ended Dec 31, 2006 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2006 US$	Year ended Dec 31, 2006 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2006 US$
Statements of Operations
General and administrative	1,406,000	2,510,716	484,926	484,926	1,890,926	2,995,642
Consulting fees	1,190,919	1,864,251	(86,813)	2,939,551	1,104,106	4,803,802
Net loss and comprehensive loss	(1,150,690)	(2,990,674)	(398,113)	(3,424,477)	(1,548,803)	(6,415,151)
Net loss per share - basic and diluted	(0.02)		(0.01)		(0.03)

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

6.         Stock Options (continued)

	As Reported		Adjustment		As Restated
	Dec 31, 2005 US$		Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$	Dec 31, 2005 US$
Balance Sheets
Oil and gas interests	2,216,663		1,672,576	68,484	3,957,723
Additional paid-in capital	40,275,588		4,354,256	413,168	45,043,012
Deficit accumulated	(1,839,984)		(2,681,680)	(344,684)	(4,866,348)
Stockholders' equity	38,483,965		1,672,576	68,484	40,225,025

Statement of Stockholders' Equity
Additional paid-in capital	40,275,588		4,354,256	413,168	45,043,012
Accumulated deficit	(1,839,984)		(2,681,680)	(344,684)	(4,866,348)
Stockholders' equity	38,483,965		1,672,576	68,484	40,225,025

	As Reported		Adjustment		As Restated
	Year ended Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2005 US$	Year ended Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2005 US$	Year ended Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2005 US$
Statements of Operations
Consulting fees	265,446	673,332	2,681,680	3,026,364	2,947,126	3,699,696
Net loss and comprehensive loss	(480,980)	(1,839,984))	(2,681,680)	(3,026,364)	(3,162,660)	(4,866,348))
Net loss per share - basic and diluted	(0.01)		(0.05)		(0.06)

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

6.         Stock Options (continued)

	As Reported		Adjustment		As Restated
	Dec 31, 2004 US$		Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2003 US$	Dec 31, 2004 US$
Balance Sheets
Oil and gas interests	638,539		46,253	22,231	707,023
Additional paid-in capital	6,831,434		350,255	62,913	7,244,602
Deficit accumulated	(1,359,004)		(304,002)	(40,682)	(1,703,688)
Stockholders' equity	5,513,045		46,253	22,231	5,581,529

Statement of Stockholders' Equity
Additional paid-in capital	6,831,434		350,255	62,913	7,244,602
Accumulated deficit	(1,359,004)		(304,002)	(40,682)	(1,703,688)
Stockholders' equity	5,513,045		46,253	22,231	5,581,529

	As Reported		Adjustment		As Restated
	Year ended Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$	Year ended Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$	Year ended Dec 31, 2004 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$
Statements of Operations
Consulting fees	237,615	407,886	304,002	344,684	541,617	752,570
Net loss and comprehensive loss	(867,496)	(1,359,004))	(304,002)	(344,684)	(1,171,498)	(1,703,688))
Net loss per share - basic and diluted	(0.02)		(0.01)		(0.03)

The restatement had no impact on the Consolidated Statements of Cash Flows for the year ended December 31, 2006 and from inception of August 21, 2002 to December 31, 2006 and therefore, no changes have been reflected.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

6.         Stock Options (continued)

d)         Black-Scholes Assumptions
The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of services rendered.  The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Year ended Dec 31, 2004
	Restated note 6c	Restated note 6c	Restated note 6c

Fair value of stock options at reporting date	US$4.15	US$4.52	US$0.73
Risk-free interest rate	4.89%	3.33%	1.67%
Volatility	86%	103%	98%
Expected life	0.9 years	0.5 years	0.5 years
Dividend yield	0%	0%	0%

e)         Stock option table
These options were granted for services provided to the Company:

		Fair Value					Cancelled (c)
	Option	at Original				Granted	Expired (x)		Balance
Grant	exercise	Grant	Expiry	Vesting	Balance	during	Exercised (e)	Balance	exercisable
date	price	Date	date	date	Dec 31/05	the year	during the year	Dec 31/06	Dec 31/06
(mm/dd/yy)	US $	US$	(mm/dd/yy)	(mm/dd/yy)	#	#	#	#	#

12/09/03	1.18	.241	08/31/06	Vested	1,751,500	--	1,721,500 (e)	--	--
							30,000 (x)	--	--
12/30/03	1.50	.317	08/31/06	Vested	345,000	--	345,000 (e)	--	--
01/17/05	1.01	.380	(i) 06/30/07	Vested	579,500	--	377,000 (e)	202,500	202,500
01/17/05	1.01	.380	(i) 06/30/07	05/31/07	150,000	--	--	150,000	--
01/18/05	1.10	.622	08/31/08	Vested	600,000	--	--	600,000	600,000
01/25/05	1.17	.434	08/31/06	Vested	25,000	--	25,000 (e)	--	--
06/14/05	3.49	1.553	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	2.380	08/24/08	Vested	110,000	--	--	110,000	110,000
10/03/05	6.81	3.070	10/03/15	Vested	16,666	--	-	16,666	16,666
10/03/05	6.81	3.833	10/03/15	10/03/07	16,667	--	--	16,667	--
10/03/05	6.81	4.383	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	2.057	06/14/16	06/14/07	--	200,000	--	200,000	--
07/25/06	3.95	1.141	12/31/09	Vested	--	100,000	--	100,000	100,000
07/25/06	3.95	1.393	12/31/09	07/25/07	--	660,000	--	660,000	--
07/25/06	3.95	1.601	12/31/09	12/31/07	--	50,000	--	50,000	--
07/25/06	3.95	1.779	12/31/09	07/25/08	--	145,000	--	145,000	--
07/25/06	3.95	2.006	12/31/09	07/25/09	--	70,000	--	70,000	--
07/25/06	3.95	1.141	07/25/16	Vested	--	500,000	--	500,000	500,000
07/25/06	3.95	1.141	07/25/16	07/25/07	--	500,000	--	500,000	--
11/24/06	7.52	2.467	11/24/09	06/30/07	--	10,000	--	10,000	--
11/24/06	7.52	2.919	11/24/09	12/31/07	--	10,000	--	10,000	--
11/24/06	7.52	3.695	11/24/09	12/31/08	--	10,000	--	10,000	--
					3,761,000	2,255,000	2,498,500	3,517,500	1,679,166

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

6.         Stock Options (continued)

i)
On August 30, 2006, the Board of Directors of the Company passed a resolution with respect to the remaining stock options issued on January 17, 2005 to (a) extend the expiry date of all then outstanding options from August 31, 2006 to the earlier of June 30, 2007 or 60 days following the date of a “Commercial Discovery” as defined under the terms of the PSC on Block KG-OSN-2001/3 and (b) to extend the vesting date of certain of these options to the earlier of the date of a “Commercial Discovery” as defined under the terms of the PSC on Block KG-OSN-2001/3 or May 31, 2007, as long as drilling operations are continuing on the KG Offshore Block.  This resolution resulted in an added incremental stock-based compensation cost of $9,040 with respect to the three employees and three consultants.

ii)	During the year ended December 31, 2006, the Company granted options to purchase 2,255,000 shares exercisable at various prices and expiry dates, which vest in their entirety on the vesting date.

iii)	As at December 31, 2006, there were 3,517,500 options outstanding at various prices which, if exercised, would result in total proceeds of US$11,837,375.

iv)
Of the 2,498,500 options exercised or expired during the year, 195,000, 415,000, 1,853,500 and 5,000 were exercised during the three months ending March 31, June 30, September 30 and December 31, respectively for gross cash proceeds of US$206,050, US$548,100, US$1,949,980 and US$5,050 respectively, and the remaining 30,000 expired during the three months ended September 30, 2006.

v)
At the annual stockholder meeting held on June 14, 2006, the stockholders of the Company approved amendments to the Plan to increase the shares of Common Stock reserved for issuance under the Plan from 8,000,000 shares to 12,000,000.

f)	Notes receivable

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

9.         Income Taxes

a)         Income tax expense
The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Year ended Dec 31, 2004	Period from Inception, Aug 21, 2002 to Dec 31, 2006
	US $	US $	US $	US$
	Restated note 5c	Restated note 5c	Restated note 5c	Restated note 5c

Net loss	(1,548,803)	(3,162,660)	(1,171,498)	(6,415,151)
Expected tax rate	35.00%	35.00%	35.00%
Expected income tax recovery	(542,081)	(1,106,931)	(410,024)	(2,246,286)
Excess of expected tax rate over tax rate of foreign affiliates	90,323	55,912	54,623	227,622
Non-deductible expenditures	605,618	965,779	122,589	1,716,006
Utilization of non-capital losses	(112,501)	--	--	(112,501)
Acquisition of losses	--	--	--	4,355,268
Other	(175,173)	165,772	298,110	614,520
	(133,814)	80,532	65,298	4,554,629

Valuation allowance	133,814	(80,532)	(65,298)	(4,554,629)
Provision for income taxes	--	--	--	--

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

	Dec 31, 2006 US $	Dec 31, 2005 US $
Oil & gas interests
India	12,121,334	3,957,723

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

15.         Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information:

	3 months ended	3 months ended	6 months ended	3 months ended	9 months ended	Year ended
	Mar 31	June 30	June 30	Sept 30	Sept 30	Dec 31
2006	US$	US$	US$	US$	US$	US$

Interest income	399,869	427,749	827,618	461,123	1,288,741	1,751,550

Net earnings (loss) and comprehensive earnings (loss)
As previously reported	(31,726)	(125,873)	(157,599)	(368,527)	(526,126)	(1,150,690)
Adjustment	33,713	--	33,713	(87,769)	(54,056)	(398,113)
As restated	1,987	(125,873)	(123,886)	(456,296)	(580,182)	(1,548,803)

Net earnings (loss) per share - basic and diluted
As previously reported	0.00	0.00	0.00	(0.01)	(0.01)	(0.02)
Adjustment	0.00	0.00	0.00	0.00	0.00	(0.01)
As restated	0.00	0.00	0.00	(0.01)	(0.01)	(0.03)

Deficit
As previously reported	(1,871,710)		(1,997,583)		(2,366,110)	(2,990,674)
Adjustment - prior years	(3,026,364)		(3,026,364)		(3,026,364)	(3,026,364)
Adjustment - current period	33,713		33,713		(54,056)	(398,113)
As restated	(4,864,361)		(4,990,234)		(5,446,530)	(6,415,151)

Oil and gas interests
As previously reported	2,226,981	1,821,069	4,048,050	1,495,199	5,543,249	7,506,075
Adjustment - current period	515,776	(78,376)	437,400	37,858	475,258	657,536
As restated - current period	2,742,757	1,742,693	4,485,450	1,533,057	6,018,507	8,163,611
Opening balance - beginning of year	3,957,723		3,957,723		3,957,723	3,957,723
As restated	6,700,480		8,443,173		9,976,230	12,121,334

Stock-based compensation
As previously reported
General and administrative	--	--	--	167,419	380,460	563,551
Consulting	--	--	--	252,090	252,090	626,625
Stock-based compensation	118,808	94,233	213,041	--	--	--
	118,808	94,233	213,041	419,509	632,550	1,190,176
Oil and gas interests	--	33,712	67,425	326,385	393,810	766,689
	118,808	127,945	280,466	745,894	1,026,360	1,956,865

Adjustment
General and administrative	85,095	94,233	179,328	193,970	373,298	484,926
Consulting	--	--	--	(106,201)	(106,201)	(86,813)
Stock-based compensation	(118,808)	(94,233)	(213,041)	--	--	--
	(33,713)	--	(33,713)	87,769	267,097	398,113
Oil and gas interests	515,776	(78,376)	437,400	37,857	475,258	657,536
	482,063	(78,376)	403,687	125,626	742,355	1,055,649

As restated
General and administrative	85,095	94,233	179,328	361,389	753,758	1,048,477
Consulting	--	--	--	145,889	145,889	539,812
Stock-based compensation	--	--	--	--	--	--
	85,095	94,233	179,328	507,278	899,647	1,588,289
Oil and gas interests	515,776	(44,664)	504,825	364,242	869,068	1,424,225
	600,871	49,569	684,153	871,520	1,768,715	3,012,514

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2006

15.         Selected Quarterly Information (Unaudited) (continued)

	3 months ended	3 months ended	6 months ended	3 months ended	9 months ended	Year ended
	Mar 31	June 30	June 30	Sept 30	Sept 30	Dec 31
2004	US$	US$	US$	US$	US$	US$

Interest income	5,883	7,092	12,975	6,386	19,361	31,591

Net earnings (loss) and comprehensive earnings (loss)
As previously reported	(201,539)	(306,205)	(507,744)	(163,165)	(670,909)	(867,496)
Adjustment - current period	(396,065)	(240,838)	(636,903)	111,139	(525,764)	(304,002)
As restated	(597,604)	(547,043)	(1,144,647)	(52,026)	(1,196,673)	(1,171,498)

Net earnings (loss) per share - basic and diluted
As previously reported	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)	(0.02)
Adjustment - current period	(0.01)	(0.01)	(0.02)	0.01	(0.01)	(0.01)
As restated	(0.02)	(0.02)	(0.03)	0.00	(0.03)	(0.03)

Deficit
As previously reported	(693,047)		(999,252)		(1,162,417)	(1,359,004)
Adjustment - prior years	(40,682)		(40,682)		(40,682)	(40,682)
Adjustment - current period	(396,065)		(636,903)		(525,764)	(304,002)
As restated	(1,129,794)		(1,676,837)		(1,728,863)	(1,703,688)

Oil and gas interests
As previously reported	83,568	186,650	270,218	67,741	337,959	460,016
Adjustment - current period	59,424	35,918	95,342	(14,789)	80,553	46,253
As restated - current period	142,992	222,568	365,560	52,952	418,512	506,269
Opening balance - beginning of year	200,754		200,754		200,754	200,754
As restated	343,746		566,314		619,266	707,023

Stock-based compensation
As previously reported
Consulting	--	--	--	--	--	--
Oil and gas interests	--	--	--	--	--	--
	--	--	--	--	--	--

Adjustment
Consulting	396,065	240,838	636,903	(111,139)	525,764	304,002
Oil and gas interests	59,424	35,918	95,342	(14,789)	80,553	46,253
	455,489	276,756	732,245	(125,928)	606,317	350,255

As restated
Consulting	396,065	240,838	636,903	(111,139)	525,764	304,002
Oil and gas interests	59,424	35,918	95,342	(14,789)	80,553	46,253
	455,489	276,756	732,245	(125,928)	606,317	350,255

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