Form 10-K
period 2007-12-31
GEOGLOBAL RESOURCES INC.
filed 2008-06-10
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

Mark One:
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2007; or

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
Common Stock, par value $.001 per share
(Title of Each Class)

Check whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act
☐ Yes☑  No

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
☐ Yes☑ No

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes☑ No

Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $201,880,033.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 30, 2008, was 72,205,756 common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

TOC

General.                      On April 1, 2008, we issued a press release announcing that based on the advice of our Audit Committee and outside consultants, with the concurrence of our Independent Registered Public Accountants for those periods, our Board of Directors concluded that the financial statements in the Company’s Quarterly Reports on Form 10-Q for each of the three fiscal quarters ended September 30, 2007, the three fiscal years ended December 31, 2006 and each of the three fiscal quarters within those fiscal years contained errors and should no longer be relied upon.  We concurrently filed a Current Report on Form 8-K in response to Item 4.02. Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

The errors occurred in connection with the Company’s compliance with FAS 123R and the calculation of the Company’s stock based compensation for the fiscal periods involved.  The errors resulted in an understatement of stock-based compensation and net loss and comprehensive loss for the three fiscal years ended December 31, 2006 and an overstatement of stock based compensation and net loss and comprehensive loss for the three fiscal quarters ended September 30, 2007.

The error affects the consolidated balance sheets, the consolidated statements of operations, the consolidated statements of cash flows and certain of the notes to the consolidated financial statements contained in those reports.  The restatements will also result in a reclassification of the stock based compensation expense to the line item in which the consultants' fees are recorded. The restatement has no effect on our current assets or current liabilities or its overall financial condition.  Amendments to the reports will be filed as soon as practicable.

The restatements do not reflect events occurring after the filing of the original periodic reports filed containing the financial statements that have been restated or modify or update those disclosures. Information not affected by the restatements is unchanged and reflects the disclosure made at the time of the original filing of the periodic reports with the Securities and Exchange Commission.

On May 27, 2008, we issued a press release announcing that as a consequence of its failure to file with the Securities and Exchange Commission its Quarter Report on Form 10-Q for the period ended March 31, 2008 when due, it received, on May 20, 2008,  a letter from the American Stock Exchange LLC (the “Exchange”) notifying it that, as required by Sections 134 and 1101 of the Amex Company Guide, the timely and complete filing of the quarterly report Form 10-Q is a condition to the continued listing of our Common Stock on the Exchange.  The Exchange further advised us that its failure to file the quarter report is a material violation of our listing agreement with the Exchange and therefore, under Section 1003(d) of the Amex Company Guide, the Exchange is authorized to suspend and, unless prompt corrective action is taken, remove our Common Stock from the Exchange listing.

As a result of the foregoing, and our delinquent Form 10-K for the year ended December 31, 2007, we remain subject to the procedures and requirements for Section 1009 of the Company Guide.  We are not required at this time to submit an additional plan of compliance in connection with the deficiency of the filing of the quarterly report Form 10-Q.  Our Plan of compliance, as accepted by the Exchange on April 30, 2008 demonstrates our ability to regain compliance with its filing obligations by July 1, 2008.

TOC

PART I

Item 1.                 Description of Business

Our Oil and Gas Activities

GeoGlobal Resources Inc. is engaged, through our subsidiaries and ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves.  We initiated these activities in 2003.  At present, these activities are being undertaken in locations where we and our joint participants have been granted exploration rights pursuant to Production Sharing Contracts (“PSCs”) we have entered into with the Government of India (“GOI”).  As of May 12, 2008, we have entered into contracts with respect to ten exploration blocks as follows:

•
The first of our agreements, entered into in February 2003 under NELP-III, grants exploration rights in an area offshore eastern India in the Krishna Godavari Basin in the State of Andhra Pradesh.  We refer to this KG-OSN-2001/3 exploration block as the "KG Offshore Block" and we have a net 5% carried interest ("CI") under this agreement.

•
We entered into two agreements which grant exploration rights in areas onshore in the Cambay Basin in the State of Gujarat in western India.  These agreements were entered into in February 2004 under NELP-IV and we have a 10% participating interest ("PI") under each of these agreements.  We refer to the CB-ONN-2002/2 exploration block as the "Mehsana Block" and the CB-ONN-2002/3 exploration block as the "Sanand/Miroli Block".

•
Pursuant to an agreement entered into in April 2005, we purchased from Gujarat State Petroleum Corporation Limited ("GSPC"), a 20% PI in the agreement granting exploration rights granted under NELP-III to an onshore exploration block in the Cambay Basin in the State of Gujarat in western India.  We refer to this CB-ON/2 exploration block as the "Tarapur Block".

•
In September 2005, we entered into agreements with respect to two areas under NELP-V.  One area is located onshore in the Cambay Basin located in the State of Gujarat south-east of our three existing Cambay blocks, in which we hold a 10% PI.  We refer to this CB-ONN-2003/2 exploration block as the "Ankleshwar Block".  The second area is located onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India for which we hold a 100% PI and are the operator.  We refer to this DS-ONN-2003/1 exploration block as the "DS 03 Block".

•	In March 2007, we signed agreements with respect to four additional locations awarded under NELP-VI.

▪
One location is onshore in the Krishna Godavari Basin in the State of Andhra Pradesh adjacent to our KG Offshore Block in eastern India in which we hold a 10% PI.  We currently refer to this KG-ONN-2004/1 exploration block as the "KG Onshore Block".

▪
The second and third locations include two agreements onshore in north-west India in the Rajasthan Basin in the State of Rajasthan and we hold a 25% PI in each of these agreements.  We currently refer to the RJ-ONN-2004/2 exploration block as the "RJ Block 20" and the RJ-ONN-2004/3 exploration block as the "RJ Block 21".

▪
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

TOC

Unless the context should otherwise require, references to "we," "us" and "our" in this annual report refer to GeoGlobal Resources Inc. and our wholly-owned consolidated subsidiaries.  When we refer to GeoGlobal Barbados, we are referring to GeoGlobal Resources (Barbados) Inc., our wholly-owned subsidiary incorporated under the Companies Act of Barbados that is the contracting party under our four PSCs covering four blocks in the Cambay Basin, our two PSCs covering two blocks in the Deccan Syneclise Basin, our two PSCs covering two blocks in the Rajasthan Basin and one PSC covering the KG Onshore Block in the Krishna Godavari Basin. When we refer to GeoGlobal India, we are referring to GeoGlobal Resources (India) Inc., our wholly-owned subsidiary continued under the Companies Act of Barbados that is the contracting party under our PSC covering one KG Offshore Block in the Krishna Godavari Basin.

The map of India below shows the relative locations of the exploration blocks that are the subject of our ten PSCs with the GOI.

Map of India

Rajasthan Basin Blocks
Rajasthan
Cambay Basin Blocks
Gujarat
Deccan Syneclise Basin Blocks
Maharashtra
Andhra Pradesh
Bay of Bengal
Arabian Sea
Krishna Godavari Basin Blocks

[this map denotes our locations in general and does not indicate specific size of blocks or basins]

Our oil and gas activities are currently conducted in four geographic areas in geologic basins offshore and onshore India where reserves of oil or natural gas are believed by our management to exist.  These areas include:

•	The Krishna Godavari Basin offshore and onshore in the State of Andhra Pradesh in eastern India;
•	The Cambay Basin onshore in the State of Gujarat in western India;
•	The Deccan Syneclise Basin onshore in the northern portion of the State of Maharashtra in west central India; and
•	The Rajasthan Basin onshore in the State of Rajasthan in north western India.

Our PSCs relating to the exploration blocks in India provide that by the end of each phase of the exploration phases the contracting parties shall have met certain exploration commitments and/or drilled a certain number of wells.

TOC

Our Krishna Godavari Basin Agreements

KG Offshore Block PSC
We, along with our joint venture partners GSPC and Jubilant Offshore Drilling Pvt. Ltd. ("Jubilant") are parties to a PSC dated February 4, 2003 which grants to the three parties the right to conduct exploratory drilling activities in the offshore waters of the Krishna Godavari Basin.  The PSC covers an area of approximately 1,850 square kilometers ("sq kms") (457,145 acres) and was awarded under NELP-III.  We have a net 5% CI in this exploration block.  Under the original terms, this PSC extended for a term of up to 6.5 years commencing on March 12, 2003 with three exploration phases.  The agreement provides that the first two phases cover a period of 2.5 years each, and the last phase covers a period of 1.5 years.  During the first exploration phase, the parties are to acquire, process and interpret 1,250 sq km of 3-D seismic data, reprocess 2,298.4 line kilometers ("LKMs") of 2-D seismic data and conduct a bathymetric survey, all of which has been completed.  In addition, we are to drill a total of fourteen exploratory wells between 900 to 4,118 meters.  During the second and third phases, if the parties elect to proceed with them, in addition to bathymetric surveys in connection with each phase, the parties are to drill four exploratory wells between 1,100 to 2,850 meters and two exploratory wells to 1,550 and 1,950 meters, respectively.  GSPC is the operator on the KG Offshore Block.

The first phase of the exploration period relating to the PSC for the KG Offshore Block has expired without the required minimum of at least fourteen exploration wells being drilled during the first phase.  GSPC, as operator and on behalf of the contracting parties, sought from the GOI its consent to an extension of the expiration date of the first phase of the exploration period and also to proceed to the second phase of the exploration period without relinquishing any of the contract area at the end of the first phase. In connection with the process of seeking these consents, on February 24, 2006, the Management Committee for the KG Offshore Block, which includes members representing the GOI, recommended an extension of the first phase of twelve months to March 11, 2007.  On February 9, 2007, GSPC proposed to the Directorate General of Hydrocarbons, a body under the Ministry of Petroleum & Natural Gas (“DGH”) and to the GOI that the contracting parties proceed to the next exploration phase (Phase II) upon completion of Phase I which was to expire on March 11, 2007.  It was also requested, on behalf of the contracting parties, to not relinquish any of the contract area at the end of Phase I.  On March 12, 2007, DGH noted the option of GSPC, on behalf of the contracting parties, to enter Phase II and advised that entry into Phase II, effective March 12, 2007, would be subject to the following conditions: (1) Any decision by the GOI on the substitution of the Work Program of Phase I will be binding on the contracting parties; and (2) Any decision by the GOI on relinquishment of the 25% of original contract Area (ie. 462 sq. kms.) under the PSC would be binding on the contracting parties.  The extension of Phase I to March 11, 2007 would be deducted from Phase II.  As such, Phase II had a term of one year and was to expire March 11, 2008 and four additional wells would be required to be drilled between 1,100 and 2,850 meters.

On July 4, 2007, the DGH advised GSPC and GeoGlobal that, because of the worldwide supply and availability shortage of offshore drilling rigs, on June 27, 2007 the GOI had issued two new policy guidelines.  Policy I covers the merging of the duration of the exploration phases I and II of PSCs granted under NELP III and NELP IV into a new phase to be called New Phase I and to merge the minimum work program ("MWP") of Phase II and III to be called New Phase I.  Policy II covers the substitution of additional meterage drilled in deeper wells against the total meterage commitment as part of the MWP in the PSCs.

In July, 2007, GSPC, on behalf of the contracting parties and with the approval of the Operating Committee under the PSC, notified the DGH that it was exercising the option granted under the Policy I of the new policies to: (1) request a merger of the duration of the exploration Phases I and II of the KG Offshore Block work program, now referred to as the New Phase I with the effect of establishing a new work program phase expiring March 11, 2008; and (2) to merge the MWP of Phase II and Phase III into a new phase to be called New Phase II.  In addition, GSPC exercised the option under Policy II to substitute a total meterage drilled commitment in the new work program phase that would be irrespective of the number of wells drilled.  Under these new policies, any contractor who exercises this option would be required to relinquish 50% of the contract area at the end of the New Phase I.

TOC

If the merger is granted, the MWP for the New Phase I would be to drill 33,102 meters.  GSPC informed DGH that as at September 17, 2007 a total of 33,224 meters have been drilled, and as such, subject to the GOI approval of the merger of Phases I and II, the MWP for the New Phase I has been completed.  At the end of the New Phase I on March 11, 2008, the contracting parties were required to relinquish 50% of the Contract Area of the KG Offshore Block that is not a Discovery or Development Area as defined in the PSC.  The New Phase II would have a term of 1.5 years expiring September 11, 2009 and the drilling of a further 12,250 meters would be required in order to meet the MWP.  Approval of the merger of the Phase I and II into a New Phase I and the merger of the MWP of existing Phase II and Phase III as New Phase II from the GOI along with the relinquishment of 50% of the Contract Area is currently outstanding.

Unless approval is granted by the GOI to merge Phases I and II of the work program under the new policy guidelines, we may be liable for the consequences of non-fulfillment of the minimum work commitment in a given time frame under the PSC.  The PSC has provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract.  Termination rights can be exercised after giving ninety days written notice.  This failure to timely complete the minimum work commitment, though we have been advised by GSPC there is no precedence for taking such action, may be deemed by the GOI to be a failure to comply with the provisions of the contract in a material particular.

The termination of the PSC by the GOI would result in our loss of our interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries".  The PSC sets forth procedures whereby the operator can obtain the review of the Management Committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC.  Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of May 30, 2008, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.

In the event the PSC for the KG Offshore Block is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, the PSC provides that each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the MWP for that phase.  We are of the view that GSPC, under the terms of our Carried Interest Agreement ("CIA"), would be liable for our participating interest share of the amount required to complete the MWP for the phase.

Carried Interest Agreement
On August 27, 2002, we entered into a CIA with GSPC, which grants us a 10% CI in the KG Offshore Block.  The CIA provides that GSPC is responsible for our entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the CIA, all of our and Roy Group (Mauritius) Inc.'s ("RGM"), a related party (see "Participating Interest Agreement"), proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block.  We are not entitled to any share of production until GSPC has recovered our share of the costs and expenses that were paid by GSPC on behalf of us and RGM.

Our net 5% CI in the KG Offshore Block reflects our agreement to prospectively assign half of the original 10% interest under the PSC to RGM pursuant to a Participating Interest Agreement ("PIA") we entered into on March 27, 2003, which assignment is subject to GOI consent.  Absent such consent, the assignment will not occur and we are to provide RGM with an economic benefit equivalent to the interest to be assigned.  At May 30, 2008, we have not obtained the consent of the GOI to this assignment.

TOC

Carried Interest Agreement Dispute
We have been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to us under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on our behalf (including the net 5% PI of RGM) under the terms of the CIA.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million).  Based upon the most recent letter dated February 4, 2008 received from GSPC, GSPC asserts they have incurred costs of Rs. 246.20 crore (or approximately $57.3 million) on our behalf as of December 31, 2007 of which, 50% is for the account of RGM.

We have advised GSPC that, under the terms of the CIA, the PSC, and the Joint Operating Agreement dated August 7, 2003 (the "JOA"), GSPC has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the CIA.  We further reminded GSPC, that under the terms of the CIA, we shall be carried by GSPC for 100% of our entire share of any costs during the exploration phase prior to the start of commercial production.  We obtained the opinion of external Indian legal counsel which supports our management's position with respect to the dispute.  We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.

We have been engaged in discussions with GSPC seeking a resolution to this dispute, however, no agreement has been reached as of May 30, 2008.

We have been advised that the annual budget for the KG Offshore Block has been prepared for the twelve month period April 1, 2008 to March 31, 2009.  Estimated gross costs for that budget period are approximately $599 million.  Accordingly, GSPC is expected to incur costs of approximately $59.9 million (10% PI) on behalf of us (including the 5% of RGM) under the terms of the CIA.

Participating Interest Agreement
On March 27, 2003, we entered into a PIA with RGM, whereby we assigned and hold in trust for RGM subject to GOI consent, 50% of the benefits and obligations of the PSC covering the KG Offshore Block and the CIA leaving us with a net 5% PI in the KG Offshore Block and a net 5% CI in the CIA.  Under the terms of the PIA, until the GOI consent is obtained, we retain the exclusive right to deal with the other parties to the KG Offshore Block and the CIA and are entitled to make all decisions regarding the interest assigned to RGM, RGM has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by us in regard to RGM's interest and to be liable to us for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest.  RGM has agreed to indemnify us against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM's failure to pay the same.  Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the KG Offshore Block.  We have a right of set-off against sums owing to us by RGM.  In the event that the Indian government consent is delayed or denied, resulting in either RGM or us being denied an economic benefit either would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the PIA.  As a consequence of this transaction we report our holdings under the KG Offshore Block and CIA as a net 5% PI.

KG Onshore Block PSC
We, along with our joint venture partner Oil India Limited ("OIL") are parties to a PSC dated March 2, 2007.  The PSC covers an area of approximately 548 sq km (135,414 acres) onshore in the Krishna Godavari Basin, is located directly adjacent to and south-west of our KG Offshore Block and was awarded under NELP-VI.  The two exploration phases for this PSC extend for a term of up to 7.0 years commencing February 18, 2008.  The Phase I work commitment which covers a period of 4.0 years, consists of reprocessing 564 line kilometers ("LKM") of 2-D seismic, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 548 sq km of 3-D seismic.  This Phase I commitment further consists of the drilling of 12 exploration wells to various depths between 2,000 and 5,000 meters.  The Phase II work commitment which covers a period of 3.0 years is to drill one exploration well to a depth of 4,600 meters.

TOC

We hold a 10% PI in this exploration block, while OIL, as operator, holds the remaining 90% PI.  On September 14, 2006, prior to submission of our NELP-VI bid, we entered into an agreement with OIL to increase our PI up to 25% in this exploration block, subject to the availability of sufficient net worth and GOI consent.  GOI consent is currently outstanding.

Our Krishna Godavari Basin Exploration Activities

KG Offshore Activities
With respect to the KG Offshore Block, prior to January 1, 2007, GSPC as operator, completed the acquisition, processing and interpretation of a 1,298 sq. km. marine 3D seismic program, completed the acquisition, processing and interpretation of an additional 300 sq. km. marine 3-D seismic program and drilled five wells, (KG#1, KG#11, KG#8, KG#17 & KG#15).  Two of these wells (KG#1 & KG#11) did not proceed into a testing program and both were subsequently abandoned.

As of May 12, 2008, GSPC as operator is in the process of acquiring land and is seeking a contractor to build an onshore gas facility which will be used in connection with bringing natural gas to shore from the KG Offshore Block development activities.  GSPC anticipates that the acquisition of the land and the securing of a contractor will occur in the year 2008.

As at May 12, 2008, eleven wells have been or are being drilled on this block and activity during the year ended December 31, 2007 and through May 12, 2008 is as follows:

•	Saipem Perro Negro 3 Rig
o
GSPC currently has contracted with Saipem SPA, part of ENI, Italy, for the Saipem Perro Negro 3 jack-up drilling rig ("PN#3") to drill 10 wells, with an option of extending the contract for 2 additional wells.  As of March 13, 2008, the PN#3 has drilled six exploratory wells, one of which has been classified for purposes of the PSC as an appraisal well.

o
On February 6, 2007, the PN#3 Rig commenced drilling the KG#28 well from the KG#8 platform.  The KG#28 well is the sixth well drilled by the PN#3 and has been classified by the Management Committee as an "appraisal well" for the purposes of the PSC.  The well was drilled directionally deviating approximately 1,640 meters east of the KG#8 platform to a total depth of 5,258 meters MD (4,879 meters total vertical depth or "TVD") and was then cased to total depth with a 7 inch liner.

o	Testing of the KG#28 appraisal well entailed the completion of 3 drill stem tests ("DST’s").

o
DST-1 involved 49.5 meters of perforations across the interval depth from 5,037.5 to 5,112 meters measured depth ("MD").  During clean-up flow, the following stabilized gas/condensate rates were measured through various choke sizes at the following flowing wellhead pressures ("FWHP"):

▪	16/64 inch choke – 6.7 MMSCFD Gas plus 12 BBLS/D Condensate at 4,550 psi FWHP
▪	20/64 inch choke – 8.5 MMSCFD Gas plus 16 BBLS/D Condensate at 4,000 psi FWHP
▪	32/64 inch choke – 10.6 MMSCFD Gas plus 22 BBLS/D Condensate at 1,950 psi FWHP

o	DST-2 involved 54.0 meters of perforations across the interval depth from 4,951.0 to 5,005.0 meters MD and flowed through a 20/64 inch choke at a stabilized gas rate of 5.5 MMSCFD at 2,750 psi FWHP.

o	DST-3 involved 74.0 net meters of perforations over the interval depth of 4,556 to 4,759 meters MD and flowed through a 20/64 inch choke at a stabilized gas rate of 6.5 MMSCFD at 3,250 psi FWHP.

TOC

o
On March 13, 2008, the PN#3 rig moved from the KG#8 platform location to the shipyard in Vizag (also known as "Vishakhapatnam"), on the east coast of the State of Andhra Pradesh for maintenance and inspection.  Upon completion of the maintenance, it is intended that the PN#3 will be mobilized to a new location to be determined on the KG Offshore Block.

•	Atwood Beacon Rig
o	GSPC has entered into a 25 month contract for the Atwood Beacon jack-up drilling rig ("Atwood") to drill additional exploration wells on the KG Offshore Block.

o
On January 3, 2007, the Atwood rig commenced drilling its first well, the KG#16 exploratory well, which was drilled to a total depth ("TD") of 5,372 meters MD.  The KG#16 well is situated in shallow water of approximately 109 meters and is approximately 5 kilometers east of the KG#8 platform.

o
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

o
On September 24, 2007, GSPC informed the GOI that the discovery of hydrocarbons in the KG#16 well is of potential commercial interest and merits further appraisal, however, for technical reasons, the KG#16 well has been presently abandoned with the possibility of attempting to re-enter the well at a later date.

o
On September 20, 2007, the Atwood Rig spud the KG#31 well.  The surface location of KG#31 well is situated approximately 3 kilometers north of the KG#8 platform in shallow waters of approximately 62.5 meters in depth.  The KG#31 well was drilled directionally 600 meters north-west of the present surface location to a depth of 3,892 meters TVD (4,058 meters MD), to test the Upper Cretaceous.  Based on log results, GSPC elected to go up-hole to the 13-3/8" casing shoe at 2,272.5 meters MD and set a bridge plug and whip stock the well.

GSPC commenced drilling the KG#31 Side Track-1 ("KG#31 ST-1") well in a more horizontal direction below the 13-3/8" casing shoe directionally 900 meters west of the present surface location, to an approximate TVD of 4,800 meters to target the Lower Cretaceous.  On November 22, 2007, while drilling the KG#31 ST-1 well at 3,855 meters MD (3,671 meters TVD), the well took a kick, possibly indicating a presence of hydrocarbons in the Upper Cretaceous in this area.  Due to drilling complications, the well was ultimately plugged back with cement up to 3,750 meters MD. Thereafter, the KG#31 ST-1 well was logged and cased with 9-5/8" casing down to 3,750 meters MD.  After detailed review of the available data, it was decided by GSPC to continue drilling in an attempt to test the Upper Cretaceous zone not previously tested in the KG#31 ST-1 well.

GSPC elected to side-track the well, and commenced drilling the KG#31 Side Track-2 (KG#31 ST-2) well on December 29, 2007, with an 8-1/2" drill bit below the 9-5/8" casing shoe from approximately 3,750 meters MD to 3,990 meters MD.

TOC

Based upon independent logs and dual packer MDTs ("Modular Formation Dynamics Tester") on wire-line, the operator decided to do a barefoot test of the Upper Cretaceous interval from 3,899 to 3,946 meters MD with an approximate initial reservoir pressure of 9,000 psi and reservoir temperature of 320 degrees Fahrenheit.  On February 2, 2008, the KG#31 ST-2 well recorded a flow of approximately 0.3 MMSCFD of gas though a 12/64" choke at a flowing well head pressure of 480 psi.  While tests confirmed the presence of hydrocarbons in the Upper Cretaceous in this part of the block, the results from this test are inconclusive to determine reservoir rock properties.  GSPC decided to drill ahead to 5,400 meters MD (4,800 meters TVD).  After several failed attempts to recover the packer, the well was plugged back below the 9 5/8" casing shoe and GSPC again elected to side track the well.

On February 17, 2008, the KG#31 Side Track-3 ("KG#31 ST-3") well commenced drilling with an 8-1/2" drill bit below the 9-5/8" casing shoe from approximately 3,746 meters MD targeting the Lower Cretaceous conformity.  As at May 12, 2008, the KG#31 ST-3 well has been drilled to approximately 5,875 meters MD (approximately 5,528 meters TVD).  Logs have been run to total depth.  Recent delays occurred after completion of the logging program while running a wiper trip to condition the hole to be cased, the drill string became stuck.  The drill string was cut and a cement plug has been set at approximately 5,533 meters MD. GSPC intends to case the well with a 7" liner and side track from the top of the cement plug by drilling a 5 7/8" hole and cut cores based on wellsite geological observations during drilling.

•	Deep Driller 1 Rig
o
GSPC contracted the Deep Driller 1 drilling rig ("DD#1") which is owned by Sinvest ASA out of Norway and is a jack-up rig capable of operating in water depths of approximately 120 meters.  The term of the contract is for two years from the date of spud of the first well.

o
On May 8, 2007, GSPC commenced drilling the KG#30 exploratory well with the DD#1 rig which was drilled vertically to a TVD of 3,951 meters.  The KG#30 well was situated approximately 15.5 kilometers northeast of the KG#11 well and was the first exploratory well to test the deepest part of the northern graben in the KG Offshore Block.  On August 13, 2007, GSPC abandoned the KG#30 well as the testing results did not reveal sufficient hydrocarbons at this location.

o
The DD#1 Rig was thereafter moved to a location approximately 7.5 kilometers northeast of the KG#8 platform in shallow waters of approximately 91 meters in depth, where, on August 27, 2007, GSPC commenced the drilling of the KG#22 well.  The KG#22 well was originally intended to be drilled directionally to approximately 5,974 meters MD  (approximately 5,078 meters TVD) deviating approximately 2,900 meters southeast of the KG#22 well surface location.

o	The KG#22 well was drilled to approximately 2,800 meters MD when the drill string became stuck. GSPC elected to cut the drilling string and side-track the well.

The KG#22 ST-1 commenced drilling directionally from 1,275 meters MD.The KG#22 ST-1 was drilled and cased with 9-5/8" casing to approximately 4,396 meters MD.  On November 27, 2007, drilling continued with an 8-1/2" drill bit. On December 6, 2007, the well saw a gas kick at 4,776 m MD (4121.65 m TVD).  This was successfully controlled and drilling resumed reaching 5,576 meters MD by January 15, 2008.  Upon freeing the drill string after encountering a mechanical problem, the hole was plugged back with cement to approximately 4,415 meters MD.  On January 29, 2008, the KG#22 ST-2 commenced drilling.

As of May 12, 2008 the KG#22 ST-2 well has reached TD of 6,007 meters MD (5,068 meters TVD).  The well has been cased with a 7" liner to approximately 5,616 meters MD.  Logs have been run to TD.  GSPC intends to case the well with a 5" liner to TD.  A testing program is currently being designed based upon independent log analysis, samples, MDT's and hydrocarbon shows while drilling.

TOC

•	Essar Wildcat Rig
o
The Essar Wildcat is a self propelled semi-submersible drilling rig suitable for deployment in water depths of 400 meters and has a drilling depth capacity of 7,600 meters.  The Essar Wildcat has recently undergone upgrading and maintenance work which included being equipped with a top drive, automatic pipe handling system and a rough weather 15,000 psi BOP (Blow-Out Preventer) launch system.

GSPC spud the KG#19 well on May 2, 2008, which is the first well being drilled using the Essar Wildcat rig.  The KG#19 well has been drilled to approximately 897 meters MD.  As at May 12, 2008, GSPC is running 20" casing to approximately 890 meters MD, after which, drilling will continue.

The KG#19 well is situated in deeper waters of approximately 150 meters in depth and approximately 11 kilometers northeast from the KG#8 platform.  The well is intended to be a near-vertical exploration well drilled to a TD of approximately 5,250 meters in order to target reservoirs below the Lower Cretaceous unconformity.

KG Onshore Activities
On March 24, 2007, OIL, as operator for the KG Onshore Block applied for the Production Exploration License (“PEL”) from the State of Andhra Pradesh.  On September 14, 2007, OIL notified DGH that it has amended its PEL application into two parts.  One covers the non-forest area of approximately 337 sq. km. while the second covers the remainder of the exploration block which is in an environmentally sensitive forested area.  OIL had done this in an attempt to expedite the granting of the PEL over the non-forest area in order to commence the planned 2-D seismic program.

On February 18, 2008, the Government of Andhra Pradesh issued a PEL over 511 sq km (334.66 over non-forest area and 176.34 over forest area).  OIL has requested the Government of Pondicherry to grant the PEL over the remaining 37 sq kms lying in the district of Yanam.  With the partial PEL issued, OIL intends to commence a 50 kilometer experimental 2-D seismic acquisition program followed by the subsequent drilling of the first of 12 exploration wells.  The surveys, seismic acquisition and interpretation are expected to commence in the second quarter of 2008 and will take approximately five to seven months.  Therefore, the KG Onshore drilling program could potentially start by December 31, 2008.

Financial Commitment.  We will be required to fund our proportionate share of the costs incurred in the KG Onshore activities estimated to be approximately $8.5 million over the four years of the first phase of the work commitment with respect to a 10% PI in the block and approximately $21.4 million with respect to a 25% PI in the block.  The budget estimate for the period April 1, 2008 to March 31, 2009 has been prepared and our proportionate share of that budget at 10% is $4.2 million and at 25% is $10.5 million.  This budget entails performing the required surveys and studies for Phase I, as well as a 50 LKM 2-D seismic acquisition program and the interpretation and processing thereof and the drilling of 3 exploratory wells.

Further, on March 14, 2008, we supplied the GOI a bank guarantee secured by a letter of credit in the same amount for $1,475,000 with respect to a 10% PI.  Upon receipt of approval from the GOI with respect to our increase in our PI to 25%, this bank guarantee and corresponding letter of credit will be increased to $3,690,000.

Our Cambay Basin Agreements

Mehsana Block PSC
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

TOC

During the first exploration phase on this exploration block, the parties are to acquire 75 sq kms of 3-D seismic data, reprocess 650 LKM of 2-D seismic data and conduct a geochemical survey, all of which has been completed.  In addition, we are to drill seven exploratory wells between 1,000 to 2,200 meters.  During the second and third phases, the parties are to drill two exploratory wells to 2,000 meters in each phase.

The first exploration phase relating to the PSC for the Mehsana Block expired without the required minimum of seven wells having been drilled.  In October, 2006 the Management Committee under the PSC for the Mehsana Block approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from November 21, 2006 to May 20, 2007.  On April 6, 2007 the members of the Operating Committee under the Mehsana Block resolved to submit an application to the GOI for extension for an additional six months to November 20, 2007 to complete the MWP under Phase I, which approval was granted on August 6, 2007.  Further, on October 8, 2007, Jubilant, upon recommendation by a resolution of the Operating Committee, submitted an application under a provision of the New Extension Policy issued by the GOI on June 27, 2007 requesting the grant of an additional extension of 6 months from November 21, 2007 to May 20, 2008 to complete the MWP of drilling seven exploration wells.  Under this new policy, where a MWP has not been completed but a hydrocarbon discovery is made within the exploration phase, an additional extension up to 12 months may be given subject to the consortium partners providing a 50% bank guarantee of the unfinished MWP and the additional work program reasonably acceptable to DGH.  This Policy also allows that the parties do not have to relinquish any area at the end of this phase and the period of extension will be set off against the term of the Second Phase.     On February 5, 2008, final consent to the extension to May 20, 2008 was approved by DGH/GOI subject to the parties providing a further bank guarantee of 50% of the unfinished MWP and additional work program and were asked to give an undertaking to appraise, decide on commerciality and development of the discovery within the time frame provided in the PSC which has been completed.  This period of extension reduces the term of the Second Phase which requires as a MWP to drill two additional exploratory wells before November 20, 2008.

Sanand/Miroli Block PSC
On February 6, 2004, we, along with our joint venture partners GSPC, Jubilant and Prize Petroleum Company Limited ("Prize") signed a PSC with respect to this onshore Sanand/Miroli Block.  This PSC covers an area of approximately 285 sq kms (70,425 acres) and was awarded under NELP-IV.  We hold a 10% PI, GSPC, who is the operator, holds a 55% PI, Jubilant holds a 20% PI with the remaining 15% held by Prize.  The PSC provides that the exploration activities are to be conducted in three phases commencing July 29, 2004 with the first phase covering a period of 2.5 years, the second phase covering a period of 2.0 years and the last phase covering a period of 1.5 years, for a maximum total duration of 6.0 years for all three phases.

During the first exploration phase on the Sanand/Miroli Block, the parties were to acquire 200 sq kms of 3-D seismic data, reprocess 1,000 LKMs of 2-D seismic data, and conduct a geochemical survey all of which has been completed.  In addition, we are to drill twelve exploratory wells between 1,500 to 3,000 meters.  During the second and third phases, the parties are to drill three and two exploratory wells to 2,000 meters, respectively.

The first exploration phase relating to the PSC for the Sanand/Miroli Block expired without the required minimum of twelve wells having been drilled.  On December 29, 2006 the Management Committee approved a proposal to seek from the GOI an extension of the first exploration phase for a six month period from January 28, 2007 to July 28, 2007.  Further on July 23, 2007, GSPC as operator, on behalf of the consortium partners has requested from the GOI a further one year extension under a provision of the New Extension Policy issued by the GOI.  Under this new policy, where a MWP has not been completed but a hydrocarbon discovery is made within the exploration phase, an additional extension up to 12 months may be given subject to the consortium partners providing a 50% bank guarantee of the unfinished MWP and the additional work program reasonably acceptable to DGH.  This Policy also allows that the parties do not have to relinquish any area at the end of this phase.

TOC

On November 8, 2007 the GOI approved the extension of the first phase of exploration relating to the PSC for the Sanand/Miroli Block for a period of one year.  The parties are to provide a further bank guarantee in the amount of $91,860 and the parties were asked to give an undertaking to appraise, decide on commerciality and development of the discovery within the time frame provided in the PSC.  As such, GSPC has until July 28, 2008 to complete the drilling of 12 exploratory wells under the Phase I MWP.  Inasmuch as the period of extension of Phase I will be set off against the term of Phase II, the expiration date of Phase II will remain January 28, 2009.

Tarapur Block Agreement
Pursuant to an agreement entered into with GSPC in April, 2005 and consented to by the GOI on August 24, 2006, we purchased a 20% PI in the onshore Tarapur Block in the Cambay Basin which was awarded to GSPC in 2000 under a Pre NELP round.  GSPC as operator owns the remaining 80% PI.  Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery on the Tarapur Block by acquiring a 30% PI as provided under the PSC.  The exercise of this right would result in the reduction of our PI to 14%.

The Tarapur PSC originally covered an area of approximately 1,618 sq kms. Phase I under the PSC expired on May 22, 2002.  GSPC entered into the second phase after relinquishing, as required under the terms of the PSC, 25% (approximately 405 sq kms) of the exploration block back to the GOI.  Phase II under the PSC for this exploration block expired on November 22, 2005 and GSPC entered into the third and final phase without relinquishing any area.   Phase III had a term of 2 years ending November 22, 2007 and the work commitment was to drill one well to a depth of 3,000 meters or to the Deccan trap, which commitment was fulfilled.

GSPC as operator, on behalf of the consortium partners submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to November 22, 2008 under a provision of the GOI New Extension Policy.  Under this new policy, where the MWP has been completed and discoveries/commercial discoveries have been made and the contractor wants to carry out an additional work program beyond Phase III, an additional extension may be given subject to the consortium partners providing a 35% bank guarantee and 30% cash payment as agreed pre-estimated liquidated damages for the additional work program.  The contractor may only retain a minimum area in the Block which is to be determined by GOI/DGH.  The consortium has requested to drill five wells under the additional work program and to retain the area in the block covered by the 3-D seismic, which encompasses approximately 545 sq. kms as covered by the exploration activities.  The consortium has agreed that it would provide a 35% bank guarantee of US$3.1 million and a 30% cash payment of US$2.7 million for this additional work program (GGR share is US$773,000 and US$662,000 respectively).  GOI consent to this application has not yet been approved or received.

Ankleshwar Block PSC
On September 23, 2005, we, along with our joint venture participants GSPC, Jubilant and GAIL (India) Ltd. ("GAIL") signed a PSC with respect to this onshore Ankleshwar Block.  This PSC covers an area of approximately 448 sq km (110,703 acres) and was awarded under NELP-V.  We hold a 10% PI, GSPC is the operator and holds a 50% PI, Jubilant holds 20% PI and the remaining 20% PI is held by GAIL.  The PSC provides that the exploration activities are to be conducted in three phases commencing April 1, 2006 with the first phase covering a period of 3.0 years, the second phase covering a period of 3.0 years and the last phase covering a period of 1.0 years, for a maximum total duration of 7.0 years for all three phases.

The work commitment under the first phase is to acquire, process and interpret 448 sq kms of 3-D seismic and reprocess 650 LKMs of 2-D seismic.  In addition, we are to drill 14 exploratory wells between 1,500 to 2,500 meters.  If the parties elect to proceed, in the second phase we are to drill 4 exploratory wells, and in the third phase we are to drill 6 exploratory wells, all between 2,500 to 3,000 meters.

TOC

Cambay Basin Financial Commitments

At December 31, 2007, in connection with these four Cambay Basin PSCs, we have provided to the GOI four irrevocable letters of credit totaling $2,965,000 (Mehsana $155,000, Sanand/Miroli $920,000, Ankleshwar $950,000 and Tarapur $940,000) secured by our term deposits in the same amount.  These letters of credit serve as guarantees for the performance of the minimum work commitments for the budget period April 1, 2007 to March 31, 2008 of these four Cambay Basin Agreements.

As at May 12, 2008, budgets for certain of these four Cambay basin PSCs have been prepared and it is anticipated that we will increase the two irrevocable letters of credit which will be secured by our term deposits in the same amount for Sanand/Miroli which will increase to $1,300,000 and Ankleshwar which will increase to $1,490,000.  These letters of credit will serve as guarantees for the performance of the minimum work commitment for the budget period April 1, 2008 to March 31, 2009 of these two Cambay basin PSCs,

Our Cambay Basin Exploration Activities

GSPC has contracted four onland drilling rigs for two years commencing January 2008 to be utilized to drill wells on the GSPC operated Tarapur, Sanand/Miroli and Ankleshwar Blocks over the next two years.  Two rigs from John Energy Ltd. of Ahmedabad, India are 1,000 and 1,500 horsepower and two rigs from Dewanchand Ramsaran Industries (P) Ltd. of Mumbai, India are 1,000 and 2,000 horsepower.

Mehsana Block
With respect to the Mehsana Block, prior to January 1, 2007, Jubilant as operator, completed a 235 sq km onshore 3-D seismic acquisition program, has had the data processed and interpreted.  Further, one well (CB-2) was drilled and subsequently abandoned.

As at May 12, 2008, seven wells have been drilled on this block with the IRI 750 Rig 4 and the WAFA STAR RIG 1.  Of the seven wells, one is a discovery well as reported by Jubilant to DGH (CB-3A); two were drilled and abandoned (CB-2 and CB-3); and four are currently awaiting a workover rig for testing or further testing (CB-1, CB-4, CB-5A and Cb-6). Activity during the year ended December 31, 2007 and through May 12, 2008 is as follows:

•	The CB-3 well commenced drilling on January 11, 2007 and was drilled to a total depth of 2,350 meters TVD. This well did not proceed into a testing program and was subsequently abandoned.

•
The CB-3A well commenced drilling on July 31, 2007 and was drilled to a TVD of 2,451 meters (2,620 meters MD).  Jubilant as operator, notified the GOI that based upon the drilling data, mud logs and wireline data, three hydrocarbon bearing intervals were interpreted to be present, and a discovery of hydrocarbons in the CB-3A well has been declared under the terms of the PSC.   Jubilant as operator, is in the process of preparing an appraisal plan on the CB-3A well.

•
The CB-1 well commenced drilling on October 17, 2007 and was drilled to a depth of 3,400 meters MD.  After multiple packages containing sand and siltstone were encountered from a depth of 2,700 to 3,360 meters, Jubilant as operator, recommended, based on this information, to further drill the well.  The well was further deepened to 3,544 meters and is awaiting a workover rig for further detailed testing.

•	On January 19, 2008, the CB-4 well commenced drilling and was drilled to a depth of 2,853 meters MD. The well is awaiting a workover rig for testing.

•	On February 27, 2008, the CB-5A well commenced drilling and was drilled to a depth of 2,574 meters MD. The well is currently awaiting a workover rig for testing.

•	On March 30, 2008, the CB-6 well commenced drilling and was drilled to a depth of 2,493 meters MD. The well is awaiting a workover rig for testing.

TOC

Financial Commitments.  At December 31, 2007, we have incurred costs of approximately $3.1 million with respect to exploration activities on the Mehsana Block.  Estimated total capital expenditures we will be required to contribute to the exploration activities on this block during the period April 1, 2008 to March 31, 2009 based on our 10% PI will be approximately $1.0 million and will entail the drilling of two exploratory wells in the Phase II work commitment.

Sanand/Miroli Block
With respect to the Sanand/Miroli Block, prior to January 1, 2007, GSPC as operator, completed the required 463 sq km onshore 3-D seismic acquisition program, reprocessed the 1,000 LKM's of 2-D seismic data and conducted the geochemical survey and analysis of 200 samples.  Further, one well (M-1) was drilled.

As at May 12, 2008, thirteen wells, one of which has been classified as an appraisal well under the terms of the PSC, have been or are being drilled on this block with the DALMA MR4 rig, the DRIPL-1 rig, the JOHN 1000 rig and the JOHN 1500 rig.  Of the thirteen wells, four are discovery wells as reported by GSPC to DGH (M-1, SE-4, SE-2 and M-6); two were drilled and abandoned (M-2 and M-4); two are currently awaiting a workover rig for testing or further testing (SE-3 and M-3); two wells are currently being tested (M-7 and SE-8); the one appraisal well (M1-A1) has tested hydrocarbons and is planned for further testing after hydrofrac; and two wells are currently still in the drilling process (M-5 and SE-9).  Activity during the year ended December 31, 2007 and through May 12, 2008 is as follows:

•
The M-1 well was drilled in November 2006 to a TVD of 2,300 meters and was temporarily suspended.  However, the well was subsequently re-entered and drilled to a TVD of 2,479 meters.  The well was logged, cased and tested has been completed.  Three of the four zones tested in the M-1 well were oil bearing intervals.  The uppermost interval was hydraulically fractured and flowed oil at 106 barrels of oil per day (BBL/D).  The remaining oil bearing intervals in M-1 well are planned to be stimulated using hydraulic fracture stimulation with a workover rig.  On June 28, 2007, the GOI and the Management Committee were made aware of a hydrocarbon discovery in the M-1 well in accordance with the terms of the PSC, the commerciality of which is yet to be established.

•	The M-4 well commenced drilling on February 24, 2007 and was drilled to a TVD of 2,226 meters. The well was tested and subsequently abandoned.

•	The M-2 well commenced drilling on March 26, 2007 and was drilled to a TVD of 3,308 meters. The well was tested and subsequently abandoned.

•
The SE-4 well commenced drilling on July 12, 2007 and was drilled to a TVD of 2,340 meters. This well has been tested and the first object was found to be water bearing.  The second object tested over the interval of 1,810 to 1870.5 encountered oil flow.  The third object over the interval of 1,620 to 1,700 meters also flowed oil.  Based upon these results, the well is awaiting a workover rig to stimulate these internals using hydraulic fracture stimulation.  On December 27, 2007, GSPC reported to DGH that the SE-4 well encountered a 29 meter zone in the Cambay Shale and was perforated and the mid point perforation is at 1,840.25 meters.  GSPC as operator, informed the GOI and the Management Committee of the discovery in accordance with the provisions of the PSC, the commerciality of which is yet to be established.

•
The SE-2 well commenced drilling on July 29, 2007 and was drilled to a TVD of 2,381 meters (2,470 meters MD).  On December 27, 2007, GSPC reported to DGH that the SE-2 well encountered a 33 meter zone in the Cambay Shale and was perforated and the mid point perforation is at 1,662.5 meters.  GSPC as operator, informed the Management Committee and the GOI of the discovery in accordance with the provisions of the PSC, the commerciality of which is yet to be established.

TOC

•
The SE-3 well commenced drilling on August 15, 2007 and was drilled to TVD of 2,046 meters; however, because of mechanical problems, while pulling the drill string out of the hole, a decision was made to set a bridge plug at a depth of 975 meters and whip stock the well from that depth.  The bridge plug was set and the SE-3 ST exploration well was drilled directionally to a TVD of 1,794 meters (2,078 meters MD).  This well is awaiting a workover rig to run cased hole wireline logs and test.

•	The M-3 well commenced drilling December 14, 2007 and has been drilled vertically to a depth of 3,360 meters. The well is awaiting a workover rig for testing.

•	The M-7 well commenced drilling on January 28, 2008 and has been drilled vertically to a depth of 3,270 meters. This well is being tested.

•
The M1-A1 well commenced drilling on February 2, 2008 as an appraisal well to delineate the extent of the M-1 discovery.  This well was drilled vertically to 2,490 meters and test results yielded a hydrocarbon zone at approximately 2,100 meters.  This well is planned for a hydro-frac stimulation and further testing.

•
The M-6 well commenced drilling on February 5, 2008 and was drilled vertically to 2,960 meters.  On April 28, 2008, GSPC reported to DGH that the SE-4 well encountered a 15 meter zone in the Cambay Shale and was perforated and the mid point perforation is at 1560.5 meters.  GSPC as operator, informed the GOI and the Management Committee of the discovery in accordance with the provisions of the PSC, the commerciality of which is yet to be established.

•	The SE-8 well commenced drilling March 5, 2008 and has been drilled vertically to a depth of 2,016 meters. The well is being tested.

•	The M-5 well commenced drilling March 31, 2008 and the SE-9 well commenced drilling April 2, 2008. These two wells continue to drill.

Financial Commitments.  As at December 31, 2007 we have incurred costs of approximately $2.2 million with respect to exploration activities on the Sanand/Miroli Block.  Budgets for the estimated total capital expenditures for the exploration activities on this block during the period April 1, 2008 to March 31, 2009 have been prepared and submitted for approval.  They entail the drilling of six exploratory wells between 2,000 and 2,500 meters each which includes the remaining three well commitment from Phase I and the three well commitment from Phase II.  Further, the budget includes the drilling of four wells, classified as appraisal wells under the PSC, to approximately 2,000 meters each.  We anticipate the estimated total capital expenditures we will be required to contribute to the exploration activities on this block during the period April 1, 2008 to March 31, 2009 based on our 10% PI will be approximately $3.7 million.

Tarapur Block
With respect to the Tarapur Block, prior to January 1, 2007, GSPC acquired a total of 660 sq kms of 3-D seismic.  Further, prior to that date, eight wells were drilled (Tarapur 1, Tarapur P, Tarapur G, Tarapur E, Tarapur D, Tarapur F, Tarapur 5 and Tarapur 7).

As at May 12, 2008, twenty-one wells, four of which has been classified as appraisal wells under the terms of the PSC, have been or are being drilled on this block with the DALMA MR4 rig, the DALMA MR1 rig, the DRIPL-1 rig, the JOHN MR8000 rig, the JOHN 1000 rig, the JOHN 1500 rig and the DR#1 rig.  Of the twenty-one wells, four are discovery wells as reported by GSPC to DGH (Tarapur 1, Tarapur G, Tarapur 6 and Tarapur 4); two wells (Tarapur 5 and Tarapur P) have been drilled and tested and are awaiting tie-in to production facilities along with the four reported discovery wells; a further two wells (TS-4 and TS-5) have been drilled and tested and are currently suspended awaiting to be further tested; four wells were drilled and abandoned (Tarapur E, Tarapur D, Tarapur F and Tarapur 7); seven are currently awaiting a workover rig for testing or further testing (TO-1, TDEV-1, TDEV-2, TDEV-3, PNE-1, PNE-2 and P-1) and two wells are currently being tested (TS-1 and TS-7).

TOC

A field development plan has been filed by GSPC with GOI/DGH for the Tarapur field under the provisions of the PSC.  Further, on January 31, 2008, the Management Committee for the Tarapur block recommended that GSPC, as operator, acquire a mineral lease for four independent areas: 1) Tarapur-1 (6.5 sq kms); 2) Kheda-1 (8.84 sq kms); 3) Vaso-2 (8.91 sq kms); and 4) Changara-1 (7.26 sq kms) so that production can commence upon approval of the GOI.  Approval from the GOI for the field development plan and the mineral lease has not yet been received.

The wells included in this Tarapur-1 mineral lease application are Tarapur 1, 4, 5, 6, G, & P.  Tarapur 1 was the first well drilled by GSPC in the Tarapur Block and with test results of approximately 265 barrels of oil per day (BOPD") from an EP-IV pay zone.  This well is the first oil discovery within the Tarapur Block.

GSPC performed workover and stimulation work on three wells previously drilled by ONGC on this Block, being the Kheda #1 well, the Vaso #2 well and the Changara #1 well.  Based on testing, workover operations and hydro-fracturing carried out on these three wells, approximately 170 BOPD is expected to flow from these three wells.  Facilities are in place so that upon approval of the GOI, oil from these wells is expected to be able to be transported for marketing.

On February 6, 2008, the Operating Committee recommended that the Tarapur G well be declared a commercial gas discovery without drilling any further appraisal wells.  GSPC believes that based on test data that the well will initially flow at a rate of approximately 1.7 Mmscf/d.

On February 6, 2008, the Operating Committee further recommended that the Tarapur 6 well and the Tarapur 4 well be declared commercial oil discoveries.  Both the Tarapur 6 (1,795 meters) well and the Tarapur 4 (1,901 meters) well were drilled to originally appraise the Tarapur G gas discovery in adjoining fault blocks.  However, both wells turned out to be oil bearing establishing a fault separating Tarapur G from Tarapur 6 and Tarapur 4 to be sealing in nature.  As such, the gas discovery at Tarapur G was confined to the Tarapur G fault block only.  The Operating Committee has advised that the Tarapur 6 well test flowed at 410 Bbls/d along with gas of 350 Mscf/d from an 11 meter net pay zone interval from the EP IV pay section.  The Tarapur 4 well encountered a 21 meter net oil pay section also within the EP IV pay section along with additional pay within the Intra Cambay Shale.  A hydro-frac is planned for this new section in the Tarapur 4 to enhance the production of this well.  Estimated initial flow from these two wells is approximately 375 Bbls/d of oil.

Additional activity during the year ended December 31, 2007 and through May 12, 2008 is as follows:

•
Two wells drilled in the first half of 2007, the TS-4 and TS-5 were drilled to TVD's of 2,844 and 3,009 meters, respectively.  As at May 12, 2008, the TS-4 well has been tested and is currently suspended awaiting to be further tested and the TS-5 well has been suspended awaiting a higher capacity drilling rig to deepen the well by approximately 300 meters.  GSPC then intends to utilize a workover rig to test zones currently identified, along with any potential zones encountered in the deepening of the the well.

•
The TS-1 well commenced drilling on July 23, 2007 and was drilled vertically to a TVD of 3,000 meters.  This well has been tested and the first object was found to be water bearing. This well is undergoing further testing.

•	The TS-7 well commenced drilling on August 13, 2007 to a TVD of 3,420 meters. The well is being tested.

•	The TO-1 well commenced drilling October 3, 2007 and has been drilled directionally to a TD of 2,645 meters MD (2,502 meters TVD). The well is suspended awaiting a workover rig for detailed testing

•
The TDEV-2 well commenced drilling October 25, 2007 and has been drilled directionally to a TD of 1,943 meters MD (1,803 meters TVD).  The well is suspended awaiting a workover rig for detailed testing.

•
The TDEV-3 well commenced drilling November 2, 2007 and has been drilled directionally to a TD of 1,897 meters MD (1,799 meters TVD).  The well is suspended awaiting a workover rig for detailed testing.

TOC

•	The PNE-1 well commenced drilling on November 29, 2007 and has been drilled to a TD of 2,400 meters MD. This well is suspended awaiting a workover rig for detailed testing.

•
The TDEV-1 well commenced drilling on December 1, 2007 and has been drilled directionally to a TD of 1,803 meters MD (1,704 meters TVD).  This well is suspended awaiting a workover rig for detailed testing.

•	The PNE-2 well commenced drilling on December 6, 2007 and has been drilled to a TD of 2,400 meters MD. This well is suspended awaiting a workover rig for detailed testing.

•	The P-1 well commenced drilling on January 6, 2008 and has been drilled to a TD of 2,287 meters MD. This well is suspended awaiting a workover rig for detailed testing.

Financial Commitments.  Through December 31, 2007, we have incurred costs of approximately $7.8 million under the terms of our agreement with GSPC for our 20% PI share of exploration costs.  If the request for the additional 12 months is not granted, the third and final phase of exploratory activities on the Tarapur Block would be deemed to have expired on November 22, 2007.  All areas not encompassing a commercial discovery would be relinquished back to the GOI.  Oil and Natural Gas Corporation Limited of India has the right to participate in the development of any commercial discovery on the Tarapur Block by acquiring a 30% PI as provided under the PSC.  The exercise of this right would result in the reduction of our PI to 14%.

If the request for the additional 12 months is granted, estimated total capital expenditures we will be required to contribute to drill five additional wells on this block over the period ending November 22, 2008 based on our 20% PI will be approximately $2.2 million plus liquidated damages of $662,000.

Ankleshwar Block
With respect to the Ankleshwar Block, prior to January 1, 2007, GSPC as operator, completed a 494 sq km 3-D seismic acquisition program, reprocessed 650 LKMs of 2-D seismic and completed a geochemical survey and analysis of 500 samples.

As at December 31, 2007, no wells have been drilled on this block but drilling activities are anticipated to commence with the drilling of the first of fourteen wells in the second calendar quarter of 2008.

Financial Commitments.  As at December 31, 2007, we have incurred costs of approximately $830,000 on the Ankleshwar Block for our 10% participating.  Budgets for the estimated total capital expenditures for the exploration activities on this block during the period April 1, 2008 to March 31, 2009 have been prepared and submitted to the Management Committee for approval.  We anticipate the amount we will required to contribute during this period, based on our 10% PI will be approximately $4.2 million and will entail the drilling of 14 exploratory wells.

Our Deccan Syneclise Basin Agreements

DS 03 Block PSC
On September 23, 2005, we signed a PSC with respect to this onshore DS 03 Block.  The PSC covers an area of approximately 3,155 sq kms (779,618 acres) and was awarded under NELP-V.  We hold a 100% PI in this block and are the operator.  The PSC provides that the exploration activities are to be conducted in three phases commencing September 4, 2006 with the first phase covering a period of 3.0 years, the second phase covering a period of 2.0 years and the third phase covering a period of 2.0 years, for a maximum total duration of 7.0 years for all three phases.

The work commitment under the first phase is to complete a gravity magnetic and geochemical survey and acquire an aero magnetic survey of 12,000 LKMs.  If we elect to proceed to the second phase, we are to acquire 500 LKMs of 2-D seismic and drill 1 exploration well.  During the third phase, we are to acquire 250 sq kms of 3-D seismic and drill 2 exploratory wells.

TOC

DS 04 Block PSC
On March 2, 2007, we signed a PSC with respect to this onshore DS 04 Block.  The PSC covers an area of approximately 2,649 sq km (654,582 acres) and was awarded under NELP-VI.  We hold a 100% PI in this block and are the operator.  The PSC provides that the exploration activities are to be conducted in two phases commencing June 7, 2007 with the first phase covering a period of 5.0 years and the second phase covering a period of 3.0 years, for a maximum total duration of 8.0 years for both phases.

The Phase I work commitment, consists of conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 325 LKM of 2-D seismic.  We are further committed to drill 10 core holes to a depth of approximately 500 meters.  The Phase II work commitments, consists of a seismic acquisition program consisting of 500 LKM of 2-D seismic and 200 sq kms of 3-D seismic and drill 1 exploratory well to a depth of 2,000 meters.

Our Deccan Syneclise Basin Exploration Activities

DS 03 Block and DS 04 Block
As at May 12, 2008, we have completed the preliminary field work and mapping and are in the process of finalizing a report on a geological survey taken over both blocks.  We have budgeted and plan to complete before March 31, 2009 a geochemical survey of 500 stations and a gravity and magnetic survey of 2,500 stations on each block.  We further anticipate commencing an experimental 2-D line before the end of this period.

Financial Commitments.  As at December 31, 2007, we have incurred costs of approximately $280,000 on the DS 03 block and DS 04 blocks.  We estimate our expenditures for exploration activities during the period April 1, 2008 to March 31, 2009 for both blocks will be approximately US$1.8 million based upon our 100% PI.

Our Rajasthan Basin Agreements

RJ Block 20 PSC
On March 2, 2007, we, along with our joint venture partner, OIL, signed a PSC with respect to this onshore RJ Block 20.  The PSC covers an area of approximately 2,196 sq km (542,643 acres) and was awarded under NELP-VI.  We hold a 25% PI in this block with OIL as operator holding the remaining 75% PI.  The PSC provides that the exploration activities are to be conducted in two phases commencing January 21, 2008 with the first phase covering a period of 4.0 years and the second phase covering a period of 3.0 years, for a maximum total duration of 7.0 years for both phases.

The Phase I work commitment is to reprocess 463 LKM of 2-D seismic; conduct a gravity and magnetic and geochemical survey; acquire, process and interpret 250 LKM of 2-D seismic, acquire 700 sq kms of 3-D seismic and drill a total of 12 exploratory wells between 2,000 and 2,500 meters.  The Phase II work commitment is to drill one well to 2,500 meters.

RJ Block 21 PSC
On March 2, 2007, we, along with our joint venture partner, OIL and Hindustan Petroleum Corporation Limited ("HPCL") signed a PSC with respect to this onshore RJ Block 21.  The PSC covers an area of approximately 1,330 sq km (328,650 acres) and was awarded under NELP-VI.  We hold a 25% PI in this block, OIL as operator holds a 60% PI and HPCL holds the remaining 15%PI.  The PSC provides that the exploration activities are to be conducted in two phases commencing January 21, 2008 with the first phase covering a period of 4.0 years and the second phase covering a period of 3.0 years, for a maximum total duration of 7.0 years for both phases.

The Phase I work commitment is to reprocess 463 LKM of 2-D seismic; conduct a gravity and magnetic and geochemical survey; acquire, process and interpret 310 LKM of 2-D seismic and 611 sq kms of 3-D seismic; and drill a total of 8 exploratory wells between 2,000 and 2,500 meters.  The Phase II work commitment is to drill one well to 2,000 meters.

TOC

Our Rajasthan Basin Exploration Activities

On January 21, 2008, OIL, as operator received notification that the PEL's for both Rajasthan Blocks had been issued thereby enabling the Phase I work program commitments on both these Rajasthan Blocks to begin.

Financial Commitments.  We will be required to fund our 25% proportionate share of the costs incurred on both these blocks which is estimated to be approximately US$18.3 million over the four years of the first phase of the work commitments for both blocks.  The budget estimate for the period April 1, 2008 to March 31, 2009 has been set and our 25% proportionate share of that budget on both blocks is approximately $7.2 million.  This budget entails performing the required surveys, the 2D and the 3D seismic acquisition program and the interpretation and processing thereof and the drilling of 3 wells.

Egyptian Activities

We entered into a Joint Bidding Agreement with GSPC, as operator (50%) and Alkor Petroo Limited of Hyderabad, India (20%) to bid on certain exploration blocks in the Arab Republic of Egypt.  The agreement provided that we were to have a 30% PI in any PSCs entered into.  These blocks include offshore exploration Block 6 (also referred to as N. Hap’y) and onshore exploration Block 8 (also referred to as South Diyur) in the Arab Republic of Egypt.  These blocks were awarded to the consortium subject to certain terms and conditions

On January 8, 2008, effective December 31, 2007, we entered into two agreements with GSPC.  An Assignment Agreement sets out the terms whereby we assigned to GSPC all our rights to receive a 30% participating interest in the two exploration blocks awarded by the Arab Republic of Egypt in exchange for an option (the Option Agreement) exercisable on or before April 30, 2008 to reacquire all or a portion of those rights.  GSPC provided us a 45 day extension of the time for exercising the option to June 15, 2008.

In the event we exercise the option, we will be required to pay to GSPC our pro rata share of all costs and expenses from the effective date of the option agreement (December 31, 2007).  We will also have to provide to GSPC bank guarantees equal to the remaining 98%, based upon our share of the rights we elects to reacquire, of the total financial commitment for conducting the first exploration phase on the two exploration blocks.  If we elect to reacquire and participate to the full 30% of the option, these additional bank guarantees would amount to approximately US$56.4 million.  In addition to the non-refundable US$1.17 million of bank guarantees, our oil and gas assets included at December 31, 2007 approximately US$2.4 million relating to our interests in the two exploration blocks which will be carried forward as an investment in the option pending our determination whether we will exercise any portion of the option.

Financial Commitments
Under the terms of the Joint Bidding Agreement, the bidders were required to submit a bank guarantee equal to 2% of the financial commitment under the MWP of the First Exploration Phase which has a term of 4 years.  During the third quarter of 2007, we provided to GSPC two bank guarantees totaling US$1,170,000 secured by our term deposits in the same amount, based on our 30% PI.

Anticipated 2008 Activities

We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the 10 exploration blocks that we hold an interest in, will continue through 2008 in accordance with the terms of those agreements.  During the period April 1, 2008 to March 31, 2009, based on the current budgets, we anticipate drilling thirty-six wells which entails approximately four wells in the KG Offshore Block, three wells on the KG Onshore Block, twenty-six wells in three of our Cambay Blocks (Mehsana, Sanand/Miroli and Ankleshwar) and three wells on our RJ Blocks.  Further, we may drill approximately five wells on the Tarapur Block pending the outcome of the extension of Phase III requested of the GOI.

TOC

In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the GOI in the future.  As of May 30, 2008, we have no specific plans to join with others in bidding for any specific PSCs in India and elsewhere.  We expect that our interest in any such ventures would involve a minority PI in the venture.  In addition, as opportunities arise, we may seek to acquire minority PI's in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

We may during the year 2008 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries, however, as of May 30, 2008, we have made no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.

Depending upon the scope of our activities during the years 2008 and 2009, we may require additional capital for the funding of our activities under the PSCs we are currently a party to as well as support for our bidding for other PSCs that may be awarded in India or elsewhere.  In addition, we may require additional funds for the possible acquisition of further minority participating interests in PSCs in drilling blocks heretofore awarded and that we may hereafter propose to enter into in India and possibly elsewhere.  We believe it can be expected that our interest in further or additional PSCs would be a participating interest.  As the holder of a participating interest in any such activities, it can be expected that we will be required to contribute capital to any such ventures in proportion to our percentage interest.

As of May 30, 2008, the scope of any possible such additional activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that may be required for these purposes.  As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard.  We expect that if we seek to raise additional capital it will be through the sale of equity securities.  As of May 30, 2008, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.

We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the year ended December 31, 2008 for our present level of operations.  We do not expect to have any significant change in 2008 in our number of employees.

Additional Terms of Our Production Sharing Contracts

General
Except for the size and location of the exploration blocks and the work programs to be conducted, the PSCs contain substantially similar terms.  Under the PSCs, the GOI has granted to the parties the right to engage in oil and natural gas exploration activities on the exploration blocks for specified terms of years with each contract setting forth the exploration activities to be conducted over periods of years in two or three phases.

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

Relinquishment on our Existing Blocks Prior to NELP VI Blocks
Under each of these contracts, if the parties elect to continue into the second exploratory phase, the contracts provide that the parties retain up to 75% of the original contract area, including any developed areas and areas of discoveries of hydrocarbons, and relinquish the remainder.  Similarly, if the parties elect to continue into the third exploration phase, the contracts provide that the parties retain up to 50% of the original contract area, including any developed areas and areas of discovery of hydrocarbons, and relinquish the remainder.  At the end of the final exploration phase, only developed areas and areas of discoveries are to be retained.

TOC

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

Procedure for Allocation of Costs After a Discovery
These PSCs contain provisions relating to procedures to be followed once a discovery of hydrocarbons is determined to have been made within the exploration block and for the further development of that discovery.  Following the completion of a development plan for a discovery, the parties are to apply to the relevant government entity for a lease with respect to the area to be developed with an initial term of 20 years for the lease.  The GOI and the other parties to the PSC are allocated, after deduction of the costs of exploration, development, and production to be recovered, percentages of any remaining production with the GOI allocated between 20% to 40% of the production from the KG Offshore Block and Ankleshwar Block, 30% to 55% of the production from the Mehsana Block and Sanand/Miroli Blocks and 10% to 30% of the production from the DS 03 Block.  The newly awarded blocks under NELP-VI are allocated between 91% to 9% of the production from the KG Onshore Block, the RJ Block 20 and RJ Block 21 and between 85% to 15% for the DS 04 Block.  This percentage split is based upon pre-determined production levels with the balance of the production to be allocated to the other joint venture participants in proportion to their participating interests.

Bank Guarantees
The contracts contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the MWP for a particular Phase, to be undertaken during the year.  This work program to be undertaken is presented annually to the Management Committee for approval for the period April 1 through March 31.  The work programs for the year April 1, 2008 through March 31, 2009 and their related budgets have been approved for six of our existing PSCs, but have not yet been approved on four to which we are a party.  Accordingly, our estimates as to capital expenditures pursuant to these for the twelve months ended March 31, 2009 and beyond are subject to revision when the budget is approved and thereafter during the twelve-month period.

Our Oil and Gas Interests

We are engaged in the exploration for and development of oil and natural gas reserves.  At December 31, 2007, we have not produced any oil or natural gas and we do not claim any proved reserves of oil or natural gas.  We have not reported any proved reserves of oil or natural gas to any United States Federal authority.

We do not own any oil or natural gas wells as of May 30, 2008 and at that date we have not been granted any leases to properties under the terms of our PSCs.

As at December 31, 2007, we have participated through joint ventures in which we are a party in the commencement of drilling forty-one wells.  Of these forty-one wells, ten exploratory wells, one of which has been classified as an appraisal well under the PSC, have been drilled in the Krishna Godavari Basin on the KG Offshore Block, four exploratory wells have been drilled in the Cambay Basin in the Mehsana Block, seven exploratory wells have been drilled in the Cambay Basin in the Sanand/Miroli Block and twenty exploratory wells, three of which have been classified as appraisal wells under the PSC, have been drilled in the Cambay Basin in the Tarapur Block.

Of the forty-one wells, eleven wells have been abandoned, three in the KG Offshore Block, two in the Mehsana Block, two in the Sanand/Miroli and four in the Tarapur Block.

None of the forty-one wells are producing wells as of May 30, 2008.  A field development plan has been filed by GSPC with GOI/DGH for the Tarapur field under the provisions of the PSC.  GOI approval is pending.  While we have discoveries in the KG Offshore Block, the Mehsana Block and the Sanand/Miroli Block, field development plans have not been submitted on those blocks.

TOC

Development, Exploration and Acquisition Expenditures

The following table sets forth information regarding costs we incurred in our development, exploration and acquisition activities by area as at December 31, 2007 and December 31, 2006.

	December 31, 2007	December 31, 2006
	US$	US$
		Restated
Development Costs	--	--
Exploration Costs
Krishna Godavari Basin Blocks	9,835,602	5,510,272
Cambay Basin Blocks	14,288,693	6,558,315
Deccan Syneclise Basin Blocks	280,188	52,747
Rajasthan Basin Blocks	135,448	--
Egypt	2,447,061	--
Middle East	112,554	--
Acquisition Costs	--	--
Capitalized Interest	--	--
Total	27,099,547	12,121,334

As at December 31, 2007, GSPC has incurred costs of Rs 246.20 crore, or approximately $57.3 million (December 31, 2006 - Rs 114.96 crore, or approximately $26.1 million) for exploration activities on the KG Offshore Block attributable to us under our CIA with GSPC of which, 50% is for the account of RGM.  We will not realize cash flow from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of RGM under the CIA have been recovered by GSPC from future production revenue.  Under the terms of the CIA, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.

We have been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to us under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on our behalf (including the net 5% PI of RGM) under the terms of the CIA.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million).  We are disputing this matter with GSPC.  Based upon the most recent letter dated February 4, 2008 received from GSPC, GSPC asserts they have incurred costs of Rs. 246.2 crore (or approximately US$57.3 million) on our behalf as of December 31, 2007.  Should GSPC be fully or partly successful in this matter, these expenditures would increase our oil and gas expenditures.

Acreage

Developed Acreage
At May 30, 2008, we hold no interests in acreage that may be deemed developed or acreage assignable to productive wells.  Productive wells are defined as producing wells and wells capable of production.

Contract Interests in Undeveloped Acreage
Under the terms of the ten PSCs to which we are a party, we have an interest in approximately 3,409,313 gross acres (1,769,471 net acres) as of December 31, 2007.  Substantial work commitments must be performed pursuant to each of these PSCs before we will have any leasehold, concession or other interest in such acreage and there can be no assurance that our exploration activities will result in leases being granted.  Failure to fulfill work commitments or the relinquishment of acreage upon the election to proceed to second and/or third phases of exploration phases, as applicable under the terms of our PSCs, would result in the loss of material amounts of this acreage pursuant to the relinquishment provisions of the PSC (see "Additional Terms of Our Production Sharing Contracts – Relinquishment on our Existing Blocks").  No leases as to any of such acreage have been granted and there can be no assurance that we will be granted a leasehold or other interest in the acreage in the future.  Under the terms of the PSCs, following the completion of a development plan for a discovery, the parties are to apply for a lease from the relevant government authority to the area to be developed.  Leases are to have an initial term of twenty years.

TOC

All such acreage is located in India as follows:

	Contract Interest in Undeveloped Acreage
	Gross acres	Net acres
Krishna Godavari Basin Blocks
KG Offshore	457,145	(1) 22,857
KG Onshore	135,414	(2) 13,541
	592,559	36,398
Cambay Basin Blocks
Mehsana	30,888	3,088
Sanand/Miroli	70,425	7,043
Ankleshwar	110,703	11,070
Tarapur	299,245	(4) 59,849
	511,261	81,050
Deccan Syneclise Basin Blocks
DS 03	779,618	779,618
DS 04	654,582	654,582
	1,434,200	1,434,200
Rajasthan Basin Blocks
RJ Block 20	542,643	135,661
RJ Block 21	328,650	82,162
	871,293	217,823

Total	3,409,313	1,769,471

(1)	excludes acreage that is subject to the PIA with RGM
(2)	based on a 10% PI
(3)	one square kilometer converts to 247.1054 acres
(4)	the remaining acreage after relinquishment moving into Phase III

Drilling Activity

The following table sets forth information as to the wells we completed drilling during the periods indicated, all of which are exploratory wells, which include wells drilled for appraisal purposes under the terms of the PSCs.  Inasmuch as permanent equipment has not been installed for the production of oil or gas at any of the wells, such wells should not be deemed to be completed wells.  In the table, "gross" refers to the total wells in which we have an interest and "net" refers to gross wells multiplied by our interest therein.

Year Ended December 31,
India	Prior Years		2005		2006		2007
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Development
Productive Non- productive	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Exploratory
Productive Non-productive	0 1.0	0 0.05	3.0 1.0	0.45 0.05	4.0 4.0	0.50 0.80	17.0 5.0	2.60 0.45

Hedging Activities

At December 31, 2007, we had not entered into any market risk sensitive instruments; as such term is defined in Item 305 of Regulation S-K, relating to our operations.

TOC

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

Employees

The services of our President and Chief Executive Officer, Jean Paul Roy, are provided pursuant to the terms of a Technical Services Agreement ("TSA") we entered into with Roy Group (Barbados) Inc. ("RGB"), a corporation wholly owned by Mr. Roy.  The services of Allan J. Kent, our Executive Vice President and Chief Financial Officer were provided through the year December 31, 2007 through D.I. Investments Ltd., a corporation wholly owned by Mr. Kent.  As such, the services of Messrs. Roy and Kent are provided to us in their capacity as employees of RGB and DI, respectively, and each devote substantially all of their time to our affairs.

In addition to Messrs. Roy and Kent, we employ approximately ten additional persons at various times and in various capacities as part time consultants to us.

As of December 31, 2007, we employed four persons and three full time consultants in Calgary, Alberta, Canada and also employed six persons in Gandhinagar, Gujarat State, India.

Incorporation and Organization

On August 29, 2003, we acquired all of the issued and outstanding shares of GeoGlobal Resources (India) Inc. ("GeoGlobal India") a corporation then wholly owned by Mr. Jean Paul Roy.  The completion of the acquisition resulted in the issuance and delivery by us of 34,000,000 common shares and delivery of our $2.0 million promissory note to Mr. Roy.  Of such shares, we issued and delivered 14.5 million shares at the closing of the acquisition and 14.5 million shares were released from escrow on August 27, 2004 upon the actual commencement of a drilling program.  The remaining 5.0 million shares continued to be held in escrow at December 31, 2007.  These 5.0 million shares held in escrow will be released only if a commercial discovery is declared on the KG Offshore Block.  If a commercial discovery is not declared, the shares will not be released from escrow, but will be surrendered back to us.  Common shares held during the term of the escrow retain their voting rights.  As a result of this transaction, Mr. Roy held as of the closing of the transaction approximately 69.3% of our issued and outstanding shares.  Mr. Roy was also elected our President and a Director on August 29, 2003.  This transaction is considered an acquisition of GeoGlobal Resources Inc. (the accounting subsidiary

TOC

and legal parent) by GeoGlobal India (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of GeoGlobal Resources Inc. by GeoGlobal India.  Accordingly, this transaction represents a recapitalization of GeoGlobal India, the legal subsidiary, effective August 29, 2003.

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

Item 1A.                      Risk Factors

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

Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSCs we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  As of May 30, 2008, there are no or limited facilities for the delivery and storage of hydrocarbons on the areas covered by our PSCs.  The presence of hydrocarbon reserves on contiguous properties is no assurance or necessary indication that hydrocarbons will be found in commercially marketable quantities on the exploration blocks in which we hold an interest.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.

TOC

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

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $57.3 Million as of December 31, 2007 On Account of GSPC’s Exploration Costs On the KG Offshore Block
Gujarat State Petroleum Corporation Ltd. ("GSPC"), the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under Phase I of the work program set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under Phase I included in the parties’ joint bid for the award by the Government of India of the KG Offshore Block.

GSPC contends that this excess amount is not within the terms of the CIA.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) (including the net 5% interest of Roy Group (Mauritius) Inc.).

Based on the most recent amount provided by GSPC in a letter dated February 4, 2008, GSPC asserts that the amount payable is $57.3 million as of December 31, 2007.  GeoGlobal disputes this assertion of GSPC.

We have advised GSPC that, under the terms of the CIA, the terms of which are also incorporated into the PSC and the Joint Operating Agreement dated August 7, 2003 between the parties, it has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the CIA.  We further reminded GSPC that we have fulfilled over the past five years our obligations under the CIA to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the CIA.  In furtherance of our position, we have obtained the opinion of prominent Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the CIA, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

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

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution, however, no agreement has been reached as of May 30, 2008.

TOC

Possible Inability of Contracting Parties to Fulfill the Minimum Work Programs for Certain of Our PSCs
Our PSCs relating to our exploration blocks in India provide that by the end of the first phase of the exploration phases the contracting parties shall have drilled a certain number of wells or performed certain exploration activities.  The first phase of the exploration period relating to the PSC for the KG Offshore Block expired without the required minimum of at least fourteen exploration wells being drilled during the first phase.  The first phase of the exploration period of the PSC relating to the Mehsana Block also expired without the required minimum of seven wells having been drilled and the first phase of the exploration period of the PSC relating to the Sanand/Miroli Block expired without the required minimum of twelve wells having been drilled.  GSPC is the operator on the KG Offshore Block and the Sanand/Miroli Block and Jubilant Oil & Gas ("Jubilant") is the operator on the Mehsana Block.  The PSCs also have provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract.  This failure to timely complete the minimum work commitment may be deemed to constitute such a breach.  Termination rights can be exercised after giving ninety days written notice.

The termination of a PSC by the GOI would result in the loss of our interest in the PSC other than contract areas of the PSC determined to encompass "commercial discoveries".  The PSC sets forth procedures whereby the operator can obtain the review of the Management Committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC.  Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block.  Although GSPC submitted, subsequent to end of Phase I, an application to have an area declared as a commercial discovery, as of May 30, 2008, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.  No areas of the Mehsana Block or the Sanand/Miroli Block have been determined to encompass commercial discoveries, however, the operators of each block have notified DGH of discoveries.

GSPC, as operator of the Tarapur Block, has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to complete an additional work program of drilling five wells under the GOI new extension policy.  The parties to the PSC have agreed to provide a 35% bank guarantee of US$3.1 million and a 30% cash payment of US$2.7 million for this additional work programme.  GOI consent to this application has not yet been approved or received.  GSPC has previously notified the GOI under the terms of the PSC of two discoveries of hydrocarbons in this block, the Tarapur 1 and Tarapur G.  These requests remain pending at May 30, 2008.

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

GSPC, as operator of the Tarapur Block, has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to complete an additional work program of drilling five wells under the GOI new extension policy which has not yet been approved..  Through December 31, 2007, we have incurred costs of approximately $7.8 million under the terms of our agreement with GSPC for our 20% PI share of exploration costs.  If the above request for an additional 12 months is not granted, the third and final phase of exploratory activities on the Tarapur Block will have expired on November 22, 2007.  The work commitment to drill one well to a depth of 3,000 meters or to the Deccan trap has been completed and, under the terms of the PSC, all areas not encompassing a commercial discovery after November 22, 2007 would be relinquished back to the GOI and our investment in exploration costs on areas that will be required to be relinquished back to the GOI will have been lost.

TOC

Financial Statement Impact of Our Failure to Exercise Our Options To Reacquire Our 30% Interest in the Egyptian Exploration Blocks.
We entered into a Joint Bidding Agreement with GSPC, as operator (50%) and Alkor Petroo Limited of Hyderabad, India (20%) to bid on certain exploration blocks in the Arab Republic of Egypt.  The agreement provides that we are to have a 30% PI of any concession agreements entered into.  These blocks include offshore exploration Block 6 (also referred to as N. Hap’y) and onshore exploration Block 8 (also referred to as South Diyur) in the Arab Republic of Egypt.  On March 22, 2008 GSPC entered into two concession agreements covering these blocks with the Arab Republic of Egypt.

On January 8, 2008, effective December 31, 2007, we entered into two agreements with GSPC. An Assignment Agreement sets out the terms whereby we assigned to GSPC all of our rights to receive a 30% PI in the two exploration blocks awarded by the Arab Republic of Egypt in exchange for an option (the Option Agreement) exercisable on or before April 30, 2008 to reacquire all or a portion of those rights.  GSPC provided us a 45 day extension of time for exercising the option to June 15, 2008.

In the event we exercise the option, we will be required to pay to GSPC our pro rata share of all costs and expenses from the effective date of the option agreement (December 31, 2007).  We will also have to provide to GSPC bank guarantees equal to the remaining 98%, based upon our share of the rights we elects to reacquire, of the total financial commitment for conducting the first exploration phase on the two exploration blocks.  If we elect to reacquire and participate to the full 30% of the option, these additional bank guarantees would amount to approximately US$56.4 million.  In addition to the non-refundable US$1.17 million of bank guarantees, our oil and gas assets included at December 31, 2007 approximately US$2.4 million relating to our interests in the two exploration blocks which will be carried forward as an investment in the option pending our determination whether we will exercise any portion of the option.

In the event we fail to exercise any portion of the option, we will be required to recognize a charge to the Statement of Operations in the amount of approximately US$4.1 million.

Because Our Activities Have Only Recently Commenced And We Have No Operating History And Reserves Of Oil And Gas, We Anticipate Future Losses; There Is No Assurance Of Our Profitability

Our oil and natural gas operations have been only recently established and we have very limited operating history, no oil and gas reserves and limited assets upon which an evaluation of our business, our current business plans and our prospects can be based.  Our prospects must be considered in light of the risks, expenses and problems frequently encountered by all companies in their early stages of development and, in particular, those engaged in exploratory oil and gas activities.  Such risks include, without limitation:

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

During the exploration phase prior to the start date of initial commercial production, we have a carried interest in the exploration activities on the KG Offshore Block.  Our interests in our other exploration blocks are participating interests which require us to pay our proportionate share of exploration, drilling and development expenses on these blocks as those expenses are incurred.  Unexpected or additional costs can affect the commercial viability of producing oil and gas from a well and will affect the time when and amounts that we can expect to receive from any production from a well.  Because our carried costs of exploration and drilling on the KG Offshore Block are to be repaid in full to the operator, GSPC, before we are entitled to any share of production, additional exploration and development expenses will reduce and delay any share of production and revenues we will receive.

TOC

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

As of December 31, 2007, we had cash and cash equivalents of approximately $48.1 million.  We currently expect that our available cash will be sufficient to fund us through the balance of 2008 and through the budget period ending March 31, 2009 at our present level of operations on the ten exploration blocks in which we are currently a participant in.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our ten exploration blocks, excluding the KG Onshore Block and the Tarapur Block, totals approximately $17.1 million during the period April 1, 2008 to March 31, 2009.  We anticipate expenditures on the Tarapur Block, if the 12 month extension is granted to be $2.2 million for the same period.  Further, we anticipate our expenditures on the KG Onshore Block to be $4.2 million based upon a 10% PI.  Upon receipt of approval from the GOI for the increase to a 25% PI, these expenditures will increase to $10.5 million.  Any further PSCs we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.  There can be no assurance that we will be able to raise the capital.

TOC

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

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of May 30, 2008, our Directors and executive officers and their respective affiliates, in the aggregate, beneficially hold 32,543,667 shares or approximately 45.1% of our outstanding Common Stock.  As a result, these stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions.  These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions.  These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders.  Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our Common Stock.  Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

Our Reliance On A Limited Number Of Key Management Personnel Imposes Risks On Us That We Will Have Insufficient Management Personnel Available If The Services Of Any Of Them Are Unavailable
We are dependent upon the services of our President and Chief Executive Officer, Jean Paul Roy, and Executive Vice President and Chief Financial Officer, Allan J. Kent.  The loss of either of their services could have a material adverse effect upon us.  We currently do not have employment agreements with either of such persons or key man life insurance.  The services of Mr. Roy are provided pursuant to the terms of an agreement with a corporation wholly-owned by Mr. Roy.  We have no direct contractual agreement with Mr. Roy and, therefore, he is not directly obligated to provide services to us or refrain from engaging in other activities.  At present, Mr. Kent’s services are provided through an oral agreement with a corporation wholly-owned by Mr. Kent.  There is no written agreement between us and Mr. Kent which obligates him to refrain from engaging in other activities.

At present, our future is substantially dependent upon the geological and geophysical capabilities of Mr. Roy to locate oil and gas exploration opportunities for us and the ventures in which we are a participant.  His inability to do the foregoing could materially adversely affect our future activities.  We entered into a TSA with RGB dated August 29, 2003, a company owed 100% by Mr. Roy, to perform such geological and geophysical duties and exercise such powers related thereto as we may from time to time assign to it.  The initial term of this contract was for three years with a provision to continue for successive periods of one year and currently the TSA is subject to termination on December 31, 2008 in the event either party gives written notice that it intends to terminate.

TOC

Our Success Is Largely Dependent On The Success Of The Operators Of The Ventures In Which We Participate And Their Failure Or Inability To Properly Or Successfully Operate The Oil And Gas Exploration, Development And Production Activities On An Exploration Block, Could Materially Adversely Affect Us

At present, our only oil and gas interests are our contractual rights under the terms of the ten PSCs with the GOI that we have entered into.  We are not and will not be the operator of any of the exploration, drilling and production activities conducted on our exploration blocks, with the exception of the DS 03 Block and the DS 04 Block in which we hold a 100% interest and are the operators.  Accordingly, the realization of success in these exploration blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.

Under the terms of our CIA for the KG Offshore Block, we have a CI in the exploration activities conducted by the parties on the KG Offshore Block prior to the start date of initial commercial production.  However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less.  Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the PSC for which our interest is carried was originally estimated to be approximately $22.0 million.  Additional drilling costs including the drilling to depths in excess of 5,000 meters, where higher downhole temperatures and pressures are encountered, versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in additional costs exceeding originally estimated expenditures.  We have been advised by GSPC that they have incurred costs of approximately $57.3 million on our behalf as of December 31, 2007 of which 50% is for the account of RGM.  We have been further advised that GSPC is expected to incur additional costs of approximately $59.9 million on our behalf (including the 5% PI of RGM) under the terms of the CIA over the period April 1, 2008 to March 31, 2009.  We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence.  Of these expenditures, 50% are for the account of RGM under the terms of the PIA between us and RGM.  We are not entitled to any share of production from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc., under the CIA, have been recovered by GSPC from future production revenue.  Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Offshore Block.  As provided in the CIA, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Offshore Block.

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

TOC

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

TOC

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

TOC

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

Item 1B.                      Unresolved Staff Comments

We have no unresolved staff comments and are not required to respond to this Item.

TOC

Item 2.                 Properties

Our corporate head office is located at Suite #310, 605 – 1 Street SW, Calgary, Alberta, T2P 3S9 Canada.  These premises are leased for a term of two years ending April 30, 2009 at an annual rental of approximately US$103,500 (Cdn$102,000) for base rent and operating costs.  As these premises are paid for in Canadian funds, we have used the rate of conversion from the Bank of Canada at December 31, 2007 of 1.012.  These premises include approximately 3,888 square feet which we consider adequate for our present activities.

Our India operations office is located at Office No. 304 & 305, Third floor, IT Tower – 2 Infocity, Gandhinagar, India.  We purchased these premises which are part of an office condominium complex.  The premises include approximately 11,203 sq. ft which we consider adequate for our activities.  The annual operating and maintenance costs of these premises is approximately US$14,000 (Rs. 5,37,744).  As these premises are paid for in Indian Rupees, we have used the rate of conversion from the Bank of Canada at December 31, 2007 of 1.012.

Our interests in oil and gas properties are described under Item 1 - Description of Business.

Item 3.                 Legal Proceedings

There are no legal proceedings pending against us.

Item 4.                 Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2007 to a vote of our securityholders through the solicitation of proxies or otherwise.

TOC

PART II

Item 5.   Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is quoted on the American Stock Exchange under the symbol GGR.  The following table sets forth the quarterly high and low sales price on the American Stock Exchange for the period January 1, 2006 through May 29, 2008.

Year	Calendar Quarter	High ($)	Low ($)
2006	First Quarter	14.92	7.00
	Second Quarter	9.87	4.10
	Third Quarter	6.55	3.28
	Fourth Quarter	9.14	5.05
2007	First Quarter	8.10	5.27
	Second Quarter	6.64	4.62
	Third Quarter	5.14	2.70
	Fourth Quarter	5.05	2.29
2008	First Quarter	5.09	2.66
	Second Quarter (up to May 29, 2008)	3.45	2.11

On May 29, 2008, the closing sales price for our Common Stock, as reported on the

American Stock Exchange was $3.12.

Holders
As of May 29, 2008, we had approximately 129 shareholders of record.

Dividends
We did not pay any dividends on our Common Stock during the years ended December 31, 2007 and 2006 and we do not intend to pay any dividends on our Common Stock for the foreseeable future.  Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the quarter ended December 31, 2007.  All sales of unregistered securities prior to October 1, 2007 during the fiscal year ended December 31, 2007 were previously reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers
No purchases of shares of our Common Stock were made by us or on our behalf or by any "affiliated purchaser", as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2007.

TOC

Performance Graph

The following graph compares the performance of our Common Stock to the Standard & Poor’s 500 Stock Index (S&P 500) and Teton Energy Corporation (Amex: TEC) over the preceding four-year period.  Subject to our explanations below, the following graph is presented as required by SEC rules. The comparison (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2003 in each of shares of our Common Stock, the S&P 500 Index, shares of Teton Energy Corporation and shares of Abraxas Petroleum Corp.  It includes the reinvestment of any dividends, although we have never paid any cash dividends.

Comparison of 4 Year Cumulative Total Return
900
800
700
600
500
400
300
200
100
0
Dollars
2003
2004
2005
2006
2007
Year Ending
S&P 500
TEC
GGR
ABP

(1)
TEC or Teton Energy Corporation is an AMEX listed company engaged in oil and gas exploration and production in the Rocky Mountain area of the United States.  This Company falls under the same SIC code of "Drilling of Oil and Gas Wells" as GeoGlobal.  Similar to our company, it has a market capitalization of less than $200.0 million and revenues of less than $100.0 million.  We deem it to be comparative to our company for these purposes.

(2)
ABP or Abraxas Petroleum Corp. is an AMEX listed company engaged in development and production of natural gas and crude oil in Texas and Wyoming.  Although this company has production and reserves, it has a market capitalization of less than $200.0 million and revenues of less than $100.0 million.  Therefore, we also deem it to be comparative to our company for these purposes.

Comparison of Cumulative Total Return
Our oil and gas operations commenced on August 29, 2003.  Accordingly, the above graph comparison commences with December 31, 2003, the year end of our entry into oil and gas operations, and does not include the five year comparison as required by the rules of the SEC.  We believe that a comparison of periods prior to our entry into oil and gas operations would not be meaningful and such information has been omitted from the comparison graph above.  The following table sets forth the dollar amounts used in the above comparison

US$		2003	2004	2005	2006	2007
GeoGlobal	GGR	$100.00	64.1364	844.3524	519.042	327.294
S&P 500 Index	$INX	$100.00	108.951608	112.221271	127.50517	132.005564
Teton Energy Corporation	TEC	$100.00	30.5216	118.472	100.1992	98.392
Abraxas Petroleum Corp.	ABP	$100.00	185.6	422.4	247.2	308.8

With respect to periods prior to our entry into oil and gas operations, if $100 was invested on December 31, 2002 in each of shares of our Common Stock, the S&P 500 Index and the shares of Teton Energy Corporation., the performance of our Common Stock for the year ended December 31, 2003 would have been as follows:

US$		2002	2003
GeoGlobal	GGR	$100.00	387.1791
S&P 500 Index	$INX	$100.00	125.647
Teton Energy Corporation	TEC	$100.00	115.287

The Performance Graph is not deemed to be “soliciting material” or filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or incorporated by reference in any documents so filed.

TOC

Item 6.  Selected Financial Data

Set forth below is certain financial information for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003 taken from our audited financial statements for those years.

	December 31,
	2007	2006	2005	2004	2003

Interest Income	2,165,920	1,751,550	462,174	31,591	1,863
Net loss and comprehensive loss	1,543,110	(1) 1,548,803	(1) 3,162,660	(1) 1,171,498	(1) 518,377
Net loss per share – basic and diluted	0.02	(1) 0.03	(1) 0.06	0.03	0.03
Current assets	48,406,887	32,597,031	36,232,088	4,628,346	7,111,394
Oil and gas interest	27,099,547	(1) 12,121,334	(1) 3,957,723	(1) 707,023	(1) 200,754
Total assets	80,219,312	(1) 48,492,561	(1) 40,672,122	(1) 5,685,218	(1) 7,429,168
Current liabilities	6,329,980	1,955,195	447,097	103,689	1,239,946
Total liabilities	6,648,902	1,955,195	447,097	103,689	1,239,946
Stockholders' equity	73,570,410	(1) 46,537,366	(1) 40,225,025	(1) 5,581,529	(1) 6,189,222
Cash dividends	-0-	-0-	- 0 -	- 0 -	- 0 -

(1)  The years ended December 31, 2006, 2005, 2004 and 2003 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the related Notes appearing elsewhere in this Annual Report.  This Annual Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements.  Factors that may cause or contribute to such differences include those discussed below in "Risk Factors" as well as those discussed elsewhere in this Annual Report.

Restatement

The years ended December 31, 2006, 2005 and the period from inception August 21, 2002 to December 31, 2006 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

Our Business Activities

We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves.  We initiated these activities in 2003.  Through December 31, 2007, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to Production Sharing Contracts ("PSCs") entered into with the Government of India ("GOI").  We have entered into ten PSCs.  Each PSC relates to a separate drilling block onshore or offshore India and each provides for multi-year and multi-phase exploration and drilling activities.  Exploration and development activities pursuant to the terms of these agreements are expected to continue throughout 2008.

At December 31, 2007, we have not reported any proved reserves of oil or natural gas.

Statements of Operations

Oil and Gas Operations
Our oil and gas exploration activities commenced at August 21, 2002.  We have not since our inception earned any revenues from these operations.

TOC

Years ended December 31, 2007 and 2006
During the year ended December 31, 2007, we had expenses of $3,730,540 compared with expenses of $3,295,616 during the year ended December 31, 2006.  This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities and additions to the office infrastructure.

Our general and administrative expenses increased to $2,280,232 from $1,890,926.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods.  These stock-based compensation costs decreased to $929,826 from $1,048,477 for the same period in 2006.  The majority of the increase in the general and administrative expenses is a result of compensation costs of $240,000 related to the September 6, 2007 extension of the expiry date of the 2005 Compensation Options and the related 2005 Compensation Option Warrants issued in a private sale of our securities in 2005 from September 9, 2007 to June 20, 2009 which were not incurred in the same period in 2006.  The balance of the increase is due to the addition of an extra staff member in the Calgary office offset by the decrease in stock-based compensation costs.

Our consulting fees decreased to $356,912 during the year ended December 31, 2007 from $1,104,106 in the prior year.  This change is mostly attributable to the decrease in compensation costs for stock-based compensation with non-employee consultants for the year ended December 31, 2007 being a recovery of $258,832 versus an expense of $539,812 for the year ended December 31, 2006.  These consulting fees include $70,000 (2006 - $70,000) paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy, who is employed as a consultant to us, and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.

Professional fees increased to $1,037,971 during the year ended December 31, 2007 from $251,261 during the year ended December 31, 2006.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements. Legal fees increased from approximately $138,903 in 2006 to about $319,519 in 2007.  In addition, costs associated with initiating the modeling, testing and documenting internal controls as required by Section 404 of the Sarbanes Oxley Act were incurred during the year along with the work required to restate our financial statements for the years ending December 31, 2006, 2005, 2004 and 2003.  This resulted in an increase from $114,733 for the year ending December 31, 2006, to $718,452 in the fees paid to our auditors and accountants for additional work incurred during the year ending December 2007 as compared to 2006.

Our other expenses and income during the year ended December 31, 2007 resulted in income of $2,187,430 versus $1,746,813 for the same period in 2006.  Included in other expenses and income is a foreign exchange gain $21,510 compared to a loss in 2006 of $4,737.  Interest income increased, being $2,165,920 for the year ended December 31, 2007 as compared to $1,751,550 for the same period in, 2006.  This improvement is directly related to a small increase in US prime interest rate in 2007 as compared to 2006 as well an increase in our invested cash balances resulting from our private sale of securities in June, 2007.

During the year ended December 31, 2007, depreciation increased slightly to $55,425 from $49,323 during the year ended December 31, 2006.

Reflecting the increase in our general and administrative expenses and professional fees due to the increase in our overall oil and gas exploration activities, as offset by the increase in interest income and a decrease in our consulting fees, our net loss amounted to $1,543,110 for the year ended December 31, 2007 as compared to a net loss of $1,548,803 for the same period in 2006.

We capitalized overhead costs directly related to our exploration activities in India.  During the year ended December 31, 2007, these capitalized overhead costs were $2,218,054 as compared to $2,791,520 during the year ended December 31, 2006.  The difference of $573,466 is mostly attributable to a decrease in the capitalized portion of the stock-based compensation for our non-employee consultants directly related in our oil and gas exploration activities for the year ended December 31, 2007 to $852,004 versus $1,424,225 for the same period in 2006.

TOC

Years ended December 31, 2006 and 2005
During the year ended December 31, 2006, we had expenses of $3,295,616 compared with expenses of $3,693,281 during the year ended December 31, 2005.  This decrease is primarily the result of the increased scale of our participation in oil and gas exploration activities, with commensurate additions to the office infrastructure and the initial year of accounting for stock-based compensation expense, offset by a substantial decrease in consulting fees due to a decrease in our stock-based compensation for non-employee consultants.

Our general and administrative expenses increased to $1,890,926 from $495,326.  Of this increase, $1,048,477 reflects the adoption of FAS 123(R) pursuant to which we are required to recognize compensation costs for stock-based arrangements with employees effective January 1, 2006.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services.  Our consulting fees decreased to $1,104,106 during the year ended December 31, 2006 from $2,947,126 in the prior year.  This decrease is mainly attributable to the decrease in stock-based compensation for non-employee consultants for the year ending December 31, 2005 of $2,681,680 to $539,812 for the year ending December 31, 2006.  Further, these consulting fees include $70,000 (2005 - $62,000) paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  Professional fees increased to $251,261 during the year ended December 31, 2006 from $201,298 during the year ended December 31, 2005.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  In addition, costs associated with initiating the modeling, testing and documenting internal controls as required by Section 404 of the Sarbanes Oxley Act were incurred during the latter part of the year.  This resulted in an increase of $49,963 in the fees paid to our auditors, accountants and legal counsel for additional work incurred during the year ending December 2006 as compared to 2005.

During the year ended December 31, 2006, depreciation decreased slightly to $49,323 from $49,531 during the year ended December 31, 2005.

Our other expenses and income during the year ended December 31, 2006 resulted in income of $1,746,813 versus $530,621 for the same period in 2005.  Included in other expenses and income is a foreign exchange loss of $4,737 compared to a gain in 2005 of $319.  During the previous year ended December 31, 2005, we recovered fees and costs of $25,900 resulting from services provided and billed out to GSPC and a gain on the sale of computer equipment of $42,228.  No such expense recoveries or asset dispositions occurred during the year ended December 31, 2006.  Our increase in interest income to $1,751,550 from $462,174 for the year ended December 31, 2005 is a result of the significant increase in the size of our cash balances we held during a full year in 2006 as compared to a partial year in 2005 as well as an increase in the US prime rate.

Net loss for the year ended December 31, 2006 was $1,548,803 versus a net loss of $3,162,660 in 2005.  This decrease was mainly attributable to the reduction in our consulting fees as a result of a reduction in our compensation costs for the stock-based compensation arrangements with non-employee consultants coupled with the increase in interest earned during the most recent year, net of our increased costs as a result of our increased scale of participation in oil and gas exploration activities.

We capitalized overhead costs directly related to our exploration activities in India.  During the year ended December 31, 2006, these capitalized overhead costs were $2,791,520 as compared to $2,141,844 during the year ended December 31, 2005.  This increase is mostly attributable to the capitalized stock-based compensation for employees of $658,404 which is recognized for the first time in 2006, as a consequence of our adoption of FAS 123(R) effective January 1, 2006, with the balance of the increase being consistent with the increased scale of our participation in oil and gas exploration activities.

TOC

Liquidity
At December 31, 2007, our cash and cash equivalents were $48,134,858 (December 31, 2006 - $32,362,978).  The majority of these funds are being held as US funds, of which $47,807,605 is held in term deposits earning interest based on the US prime rate.  In addition to our cash balances, we will earn interest on our term deposits which we believe will significantly cover our administrative costs and overhead throughout 2008.

We are unaware at this time of any material uncertainties that may affect our liquidity through March 31, 2009.  We further believe at this time that the outcome of the KG CIA dispute will not have a material effect on our liquidity.

We currently have no specific plans or arrangements to raise additional capital.  We believe that our available cash resources will be sufficient to maintain our current level of activities through the period ending March 31, 2009.

Years ended December 31, 2007 and 2006
During the year ended December 31, 2007, our overall position in cash and cash equivalents increased by $15,771,880, as compared to a net decrease in the comparable period of 2006 of $3,674,410.  These cash movements can be attributed to the following activities:

Our net cash provided by operating activities during the year ended December 31, 2007 was $151,793 as compared to used in operating activities of $245,071 for the year ended December 31, 2006.  This increase is mostly attributable to the result of an increase in our accounts payable and accrued liabilities for the year ended December 31, 2007 as compared to 2006.

Cash used in investing activities during the year ended December 31, 2007 was $11,193,071 as compared to $8,267,169 during the year ended December 31, 2006.  Funds of $13,807,287 were used for exploration activities and $29,396 for the acquisition of property and equipment in 2007 as compared to $6,739,386 and $142,924 in 2006.  This increase is consistent with our increased drilling costs in the Cambay area as well as exploration costs incurred in bidding and evaluating new exploration blocks in the Arab Republic of Egypt.  In addition, we made a substantial investment in fixed assets, mainly for an office condominium in Gandhinagar, India plus improvements which were completed during the third quarter at a total cost of approximately $940,000.

Offsetting the increased investing activity in the year ended December 31, 2007 was a reduction in the requirement to supply bank guarantees, such that in the year ended December 31, 2007 outlays were reduced to $964,711 versus outlays for such instruments of $3,198,284 for the year ended December 31, 2006.  These bank guarantees have been provided and serve as guarantees for the performance of our minimum work program ("MWP"), and are in the form of irrevocable letters of credit which are secured by our term deposits in the same amount.  These investing outlays were also offset by a combined increase in accounts payable, accrued liabilities and prepaids and deposits of $3,608,323 in the year ended December 31, 2007 as compared to a combined net increase in accounts payable, accrued liabilities, and prepaids and deposits of $1,763,478              in the same period of 2006.

Cash provided by financing activities for the year ended December 31, 2007 was $26,813,158 as compared to cash provided by financing activities of $4,837,830 during the year ended December 31, 2006.  During the year ended December 31, 2007, we completed the sale of 5,680,000 Units of our securities at $5.00 per Unit for aggregate cash gross proceeds of $28,400,000 less share issuance costs of $1,907,517 relating to financing activities.  Further, during the year ended December 31, 2007, cash of $320,675 was provided from the issuance of 317,500 shares of common stock on the exercise of options, as compared to cash of $4,922,640 from the issuance of 3,254,000 shares of common stock on the exercise of options and 2003 Purchase Warrants less share issuance costs of $74,010.

TOC

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

At December 31, 2006, our cash and cash equivalents were $32,362,978 (December 31, 2005 - $36,037,388).  The majority of these funds were held as US funds in our bank accounts and in term deposits earning interest based on the US prime rate.

Capital Resources

We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the 10 exploration blocks that we hold an interest in, will continue through 2008 in accordance with the terms of those agreements.  During the period April 1, 2008 to March 31, 2009, based on the current budgets, we anticipate drilling thirty-six well which entails approximately four wells in the KG Offshore Block, three wells in the KG Onshore Block, twenty-six wells in three of our Cambay Blocks (Mehsana, Sanand/Miroli and Ankleshwar) and three wells in our Rajasthan Blocks.  Further, we may drill approximately five wells on the Tarapur Block pending the outcome of the extension of Phase III requested of the GOI.

In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the GOI in the future.  As of May 30, 2008, we have no specific plans to join with others in bidding for any specific PSCs in India and elsewhere.  We expect that our interest in any such ventures would involve a minority PI in the venture.  In addition, as opportunities arise, we may seek to acquire minority PI's in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

We may during the year 2008 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries, however, as of May 30, 2008, we have made no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.

Depending upon the scope of our activities during the years 2008 and 2009, we may require additional capital for the funding of our activities under the PSCs we are currently a party to as well as support for our bidding for other PSCs that may be awarded in India or elsewhere.  In addition, we may require additional funds for the possible acquisition of further minority participating interests in PSCs in drilling blocks heretofore awarded and that we may hereafter propose to enter into in India and possibly elsewhere.  We believe it can be expected that our interest in further or additional PSCs would be a participating interest.  As the holder of a participating interest in any such activities, it can be expected that we will be required to contribute capital to any such ventures in proportion to our percentage interest.

TOC

As of May 30, 2008, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that may be required for these purposes.  As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard.  We expect that if we seek to raise additional capital it will be through the sale of equity securities.  As of May 30, 2008, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.

We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements estimated to be approximately $28M for the period ended March 31, 2009 for our present level of operations.  We do not expect to have any significant change in 2008 in our number of employees.

The KG Offshore Block and Our Carried Interest Agreement

At December 31, 2007, GSPC, the Operator of the KG Offshore Block, has expended on exploration activities approximately $57.3 million attributable to us under the CIA as compared to $26.1 million at December 31, 2006.  Of this amount, 50% is for the account of RGM.  Under the terms of the CIA, GeoGlobal and RGM are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Offshore Block prior to the start date of initial commercial production.

Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Offshore Block.  Preliminary estimates made in August 2002 were that these expenditures attributable to us will total approximately $22.0 million over the 6.5 year term of the PSC.  Additional drilling costs incurred in drilling to depths in excess of 5,000 meters versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, has resulted in our actual costs significantly exceeding our original budgeted expenditures.  The estimated annual budget for costs to be incurred by GSPC for the twelve month period April 1, 2008 to March 31, 2009 attributable to us under the CIA is approximately $59.9 million.  Of this amount, 50% is for the account of RGM.  We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the CIA or when, if ever, any commercial production will commence.  As provided in the CIA, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Offshore Block.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations by type of agreement and due during the twelve month periods ended March 31, 2009 and succeeding twelve month periods.  Where the amounts of payments are $-0- indicates we have no material obligations under such types of agreements.

	Payments due by period ($ in millions)
Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-term debt	-0-	-0-	-0-	-0-	-0-
Capital lease	-0-	-0-	-0-	-0-	-0-
Operating lease	0.1	0.1	-0-	-0-	-0-
Purchase	-0-	-0-	-0-	-0-	-0-
Other long-term liabilities	0.3	-0-	-0-	-0-	0.3
Financial commitments under PSCs	48.3	27.5	20.8	-0-	-0-
Total	48.7	27.6	20.8	-0-	0.3

TOC

Financial commitments under PSCs arise under the terms of our PSCs.  Under these agreements, we are obligated to pay for our proportionate share of the multi-year exploration expenses in fulfilling the work programs on the exploration blocks.  Because annual budgets are adopted under the terms of the PSCs for twelve month periods commencing April 1 through March 31 of the following year, obligations under the PSCs have been presented for those twelve month periods.  Payments “Less Than One Year” include the estimated budgeted expenses for the period of twelve months ending March 31, 2009.  Payments “1-3 years” include our management’s estimated expenses under the PSCs for the remaining 36 months of the “1-3 year” period for the work programs required under the terms of the PSCs ending March 31, 2012.  The “3-5 years” and “More than 5 years” are our management’s estimates of exploration expenses under the PSCs for twelve month periods thereafter.  Inasmuch as exploration and drilling activities can involve unanticipated expenses and cost overruns, there can be no assurance that these management estimates will prove to be accurate.

Financial commitments under the PSCs are outlined below and include only the commitments for the current exploration Phase that we are conducting.  Further, as we have not yet received GOI consent to increasing our PI in the KG Onshore Block from 10% to 25%, our financial commitment shown in the table above includes only our 10% PI.

Krishna Godavari Basin Agreements

KG Onshore Block
Under the PSC for the KG Onshore Block, the Phase I work commitment consists of conducting a gravity and magnetic and geochemical survey; reprocess 564 LKM of 2-D seismic; acquire, process and interpret 548 sq kms of 3-D seismic; and drill 12 exploratory wells between 2,000 and 5,000 meters.  Our share of these costs was originally estimated to total approximately $8.5 million for a 10% PI (25% PI - $21.4 million) over the four years of Phase I commencing February 18, 2008.  On September 14, 2006, prior to the submission of our NELP-VI bid, we entered into an agreement with OIL to increase our PI to 25%, subject to the availability of sufficient net worth and GOI consent.  GOI consent is currently outstanding.

The budget estimate for the period April 1, 2008 to March 31, 2009 has been prepared and our proportionate share of the budget at 10% is $4.2 million and at 25% is $10.5 million.  This budget entails performing the required surveys and studies, including the acquisition or a 548 sq. km. 3-D seismic acquisition program, reprocessing the 564 LKM of 2-D seismic, a 50 LKM 2-D seismic acquisition program and processing of interpretation thereof for Phase I and the drilling of 3 exploratory wells.

KG Offshore Block

Certain exploration costs related to the KG Offshore Block are incurred by us and on our behalf in providing its services under the CIA and are therefore not reimbursable under the CIA.  These costs are estimated to be approximately $1.5 million per year over the next four years.

Cambay Basin Agreements

Mehsana Block
The Phase I work commitment is to acquire, process and interpret 75 sq kms of 3D seismic, reprocess 650 LKM's of 2-D seismic and complete a geochemical survey all of which is completed.  Further, we are to drill 7 exploratory wells between 1,000 and 2,200 meters before May 20, 2008, of which, 6 wells have completed drilling and as at May 12, 2008, 1 well is drilling.  The budget for the period April 1, 2008 to March 31, 2009 has not been prepared.  We estimate costs to be incurred to complete the Phase I work commitment as well as the Phase II work commitment of drilling 2 additional exploratory wells before November 20, 2008, to be approximately $1.0 million.

TOC

Sanand/Miroli Block
The minimum work commitment for Phase I is to be completed by July 28, 2008 and Phase II will expire January 28, 2009.  The work completed as at May 12, 2008, which fulfills the Phase I minimum work commitments includes the acquisition of 463 sq kms of 3-D seismic, reprocessing of 1,000 kms of 2-D seismic and conducting a geochemical survey and analysis of 200 samples.  Further GSPC is to drill 12 exploratory wells in Phase I and 3 exploratory wells in Phase II, of which 9 exploratory wells have been drilled along with 1 appraisal well

The budget for the remaining 3 exploratory wells to be drilled from Phase I and the 3 exploratory wells to be drilled from Phase II together with the drilling of 4 appraisal wells has been prepared for the period of April 1, 2008 to March 31, 2009, at a cost to us of approximately $3.7 million.

The minimum work commitment for Phase I has been completed.  The minimum work commitment for Phase II which expires November 20, 2008 requires the drilling of 2 additional exploration wells.  It is likely that we will move into Phase II at an estimated cost to us of approximately $1.0 million.

Ankleshwar Block
The Phase I minimum work commitment which is to be completed over the three year period April 1, 2006 to March 31, 2009 is to acquire, process and interpret 448 sq kms of 3D seismic, reprocess 650 LKM's of 2-D seismic and complete a geochemical survey and analysis of 500 samples, all of which has been completed.  Further, 14 exploratory wells are to be drilled between 1,500 and 2,500 meters.  These wells have been budgeted to be drilled during the period April 1, 2008 to March 31, 2009 at a cost to us of approximately $4.2 million.
Tarapur Block
Phase III under the PSC for this exploration block expired on November 22, 2007.  GSPC as operator, on behalf of the consortium partners has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to November 22, 2008 to complete an additional work program of drilling five wells under the GOI new extension policy at a cost to us of approximately $2.2 million.  The consortium also agreed that it would provide a 35% bank guarantee and a 30% cash payment as agreed pre-estimated liquidated damages for the additional minimum work program.  Our share is $773,000 and $662,000 respectively.  GOI consent to this application has not yet been approved or received.

Deccan Syneclise Basin Agreements

DS-03 Block
The budget estimate for the period April 1, 2008 to March 31, 2009 has been calculated and our 100% PI share of that budget is approximately $1.3 million.  This budget entails the completion of the gravity and magnetic and geochemical surveys for Phase I along with a 50 LKM 2-D seismic line acquisition.  The Phase I minimum work commitment which is to be completed by September 4, 2009 also includes the acquisition of a 12,000 LKM Aero Magnetic survey which is expected to commence in the 2009 fiscal year.

DS 04 Block
The Phase I work commitment consists of gravity and magnetic and geochemical surveys; acquire, process and interpret 325 LKM of 2-D seismic; and drill 10 core holes to a depth of approximately 500 meters.  Our share of these costs is estimated to total approximately $1.45 million over the four years of Phase I commencing June 7, 2007.  The budget estimate for the period April 1, 2008 to March 31, 2009 has been calculated and our 100% PI of that budget is approximately $500,000.  This budget entails the completion of the gravity and magnetic and geochemical surveys for Phase I as well as a 50 LKM 2-D seismic line acquisition.

TOC

Rajasthan Basin Agreements

RJ Block 20
The Phase I work commitment consists of conducting a gravity and magnetic and geochemical survey; reprocess 463 LKM of 2-D seismic; acquire, process and interpret 250 LKM of 2-D seismic and 700 sq kms of 3-D seismic; and drill a total of 12 exploratory wells between 2,000 and 2,500 meters.  Our share of these costs is estimated to total approximately $10.2 million over the four years of Phase I commencing January 21, 2008.  The budget estimate for the period April 1, 2008 to March 31, 2009 has been prepared and our proportionate share of that budget at 25% PI is $4.2 million.  This budget entails the completion of the gravity and magnetic and geochemical survey, reprocessing of 463 LKM's of 2-D seismic, acquisition, process and interpret 700 sq kms of 3-D seismic for Phase I and the drilling of 2 exploratory wells.

RJ Block 21

The Phase I work commitment consists of conducting a gravity and magnetic and geochemical survey; reprocess 463 LKM of 2-D seismic; acquire, process and interpret 310 LKM of 2-D seismic and 611 sq kms of 3-D seismic; and drill a total of 8 exploratory wells between 2,000 and 2,500 meters. Our share of these costs is estimated to total approximately $8.1 million over the four years of Phase I commencing January 21, 2008.  The budget estimate for the period April 1, 2008 to March 31, 2009 has been prepared and our proportionate share of that budget at 25% PI is $3.0 million.  This budget entails the completion of the gravity and magnetic and geochemical survey, reprocessing of 463 LKM's of 2-D seismic, acquisition, process and interpret 611 sq kms of 3-D seismic for Phase I and the drilling of 1 exploratory well.

Critical Accounting Policies and Estimates

Our Significant Accounting Policies are outlined in Note 2 to our Consolidated Financial Statements in Item 7 of this Annual Report.  In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of our consolidated financial position and the consolidated results of our operations and our cash flows in conformity with U.S. generally accepted accounting principles.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the following discussion addresses our most critical accounting policies.

Property and equipment

We follow the full cost method of accounting for its petroleum and natural gas operations.  Upon the commencement of economic production quantities of petroleum and natural gas, depletion of our exploration costs in India included in Property and Equipment, will be provided on a country-by-country basis using the unit-of-production method based upon estimated proven petroleum and natural gas reserves.  The costs of acquiring and evaluating our unproven properties in India will not be depleted until it is determined whether or not proven reserves are attributable to the properties, the major development projects are completed, or impairment occurs.  To date we are currently in the development stage and have not yet found any commercial reserves in India.  We are continuing with our exploratory drilling programs in India and have no basis for impairment of the costs incurred to date.

TOC

Impairment of Oil and Gas Properties

We review the carrying values of our oil and gas interests whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the discounted after-tax cash flows from proved reserves plus the market value of unproved properties is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes, generally on a block-by-block basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group.  This requires us to use significant assumptions, including estimates relating to the future development costs, pricing, production costs and associated production.  Changes in any of these assumptions can result in significant revisions to the carrying value of the oil and gas interests.

Asset Retirement Obligation

Legal obligations associated with the retirement of long-lived assets result from the acquisition, construction, development and normal use of the asset.  The Company’s asset retirement obligations relate primarily to the retirement of oil and gas properties and related production facilities, lines and other equipment used in the field operations.  The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The estimated fair value of the liability is added to the carrying amount of the associated asset.  This additional carrying amount is then depreciated over the life of the asset.  The liability increases due to the passage of time based on the time value of money until the obligation is settled.  This requires us to use significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate.  Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations.

Stock Based Compensation

We adopted FAS 123(R), using the modified-prospective-transition method on January 1, 2006.  Under this method, we are required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, we recognize compensation costs over the vesting periods for each separate vested tranche

Prior to January 1, 2006, we used the intrinsic value method of accounting for share-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense for employee stock options with an exercise price greater than or equal to fair value on the date of grant.

We record the estimated fair value of the equity instrument expense of options granted to non-employee consultants on the measurement date.  The Company re-measures the fair value of the unvested portion of stock-based awards to non-employee consultants, resulting in charges or credits to operations in periods when such re-measurement results in differences between the fair value of the underlying common stock and the exercise price of the options that is greater than or less than the differences, if any, between the fair value of the underlying common stock and the exercise price of the options at their respective previous measurement dates.  Stock-based compensation for non-employee consultants is expensed or capitalized based on the nature of the consultant’s activities.

TOC

Inherent in determining the fair value of options are several judgments and estimates that must be made. These include determining the underlying valuation methodology for share compensation awards and the related inputs utilized in each valuation, such as our expected stock price volatility, expected term of the options granted to employees and consultants, expected dividend yield, the expected risk-free interest rate, the underlying stock price and the exercise price of the option. Changes to these assumptions could result in different valuations for individual share awards. The company uses the Black-Scholes option pricing model to determine the fair value of options granted to employees, non-employee directors and non-employee consultants.

Recent Accounting Standards

Fair Value Measurements
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The FASB has also issued Staff Position FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We are currently evaluating the impact that FAS 157 and FSP No. 157-2 will have on our consolidated financial statements and FAS 157 will be applied prospectively.

The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We are currently evaluating the impact that FAS 159 will have on our consolidated financial statements and FAS 159 will be applied prospectively.

Accounting for Derivative Instruments and Hedging Activities
Statement 161, issued March 2008, amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. We plan to provide these additional disclosures in the first quarter of 2009.

Business Combinations
In December 2007, the FASB issued FAS No. 141(R), Business Combinations. FAS 141(R) replaces FAS No. 141, Business Combinations. FAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. Generally, FAS 141(R) is effective on a prospective basis for all business combinations completed on or after January 1, 2009. We do not expect the adoption of FAS 141(R) to have a material impact on our financial position or results of operations, provided that we do not undertake a significant acquisition or business combination.

TOC

Non-controlling Interests in Consolidated Financial Statements
In December 2007, the FASB Issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“FAS No. 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. We doenot expect the adoption of FAS No. 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

Cautionary Statement For Purposes Of The "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act Of 1995
With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to:
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
•
the costs and expenses to be incurred in conducting exploration, well drilling, development and production activities, our estimates as to the anticipated annual costs of those activities and the adequacy of our capital to meet our requirements for our present and anticipated levels of activities are all forward-looking statements.

These statements appear, among other places, under the captions “Item 1. Description of Business –Our Oil and Gas Activities,”  "Item 1A - Risk Factors" and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  If our plans fail to materialize, your investment will be in jeopardy.
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

TOC

•	exploration costs it has expended on the KG Offshore Block for which it asserts we are liable or otherwise seek to hold us in breach of that PSC or commence arbitration proceedings against us.
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

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

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

At December 31, 2007, we had not entered into any market risk sensitive instruments, as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Interest Rate Risk

At December 31, 2007, we had approximately $48.1 million in cash and cash equivalents.  Substantially, all these funds are held in U.S. dollars and our cash equivalents are invested in high-quality credit instruments, primarily of money market funds with maturities of 90 days or less.  We do not expect any material loss from cash equivalents, and therefore we believe our interest rate exposure on invested funds is not material.  Fluctuations in interest rates can be expected to affect the interest income we receive on the invested funds.

At December 31, 2007, we had no long-term debt outstanding and held no market risk sensitive instruments related to the interest rate risk.

Foreign Currency Risk

Substantially, all of our cash and cash equivalents are held in U.S. dollars or U.S. dollar denominated securities. At December 31, 2007, we had no operating revenues.  Certain of our expenses are fixed or denominated by foreign currencies including the Canadian dollar and the Indian Rupees.  We are exposed to market risks associated with fluctuations in foreign currency exchange rates related to our transactions denominated in currencies other than the U.S. dollar.

At December 31, 2007, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

TOC

Trading Risks

We have no market risk sensitive instruments held for trading purposes.

Item 8.                 Financial Statements and Supplementary Data

Our Financial Statements are included in a separate section of this report.  See page FS 1.

Item 9.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On December 20, 2007, we received a letter from Ernst & Young LLP ("E&Y") dated December 14, 2007 stating that it resigned, effective December 12, 2007, as our auditor.  In connection with its engagement to audit our consolidated financial statements for the two fiscal years ended December 31, 2006 and subsequent interim periods preceding the date of E&Y's resignation, we had no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to its satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its reports and there did not occur a reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

Item 9A.                      Controls and Procedures

Disclosure Controls and Procedures

GeoGlobal Resources’ management, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal control over financial reporting described below and the resulting delay in timely filing of this Report, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with

TOC

authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified material weaknesses as provided below:

•
We maintained an inadequate complement of personnel with appropriate expertise or experience in generally accepted accounting principles.  Specifically, internal control did not provide reasonable assurance that non-routine or complex transactions are accounted for in accordance with generally accepted accounting principles.  In addition, we did not have an adequate risk assessment process for reacting to changes in the operating environment and the impact those changes had on financial reporting risks.  This resulted in inadequate design of processes or controls in the following areas:

o	Stock based compensation

This resulted in a material adjustment of stock based compensation accounts in our 2007 annual financial statements prior to issuance and it also resulted in the restatement of our 2003, 2004, 2005 and 2006 annual financial statements and our 2004, 2005, 2006 and 2007 interim financial statements.

o	Asset retirement obligations
This resulted in a material adjustment of asset retirement obligations in our 2007 annual financial statements which was corrected prior to issuance.

o	Impairment Assessment under full cost method of accounting for petroleum and natural gas interests.
This did not result in an actual adjustment to our 2007 annual financial statements prior to issuance.

o	Income taxes
This resulted in adjustments to the disclosure of income taxes in our 2007 annual financial statements which were corrected prior to issuance.

•
We have limited accounting personnel with sufficient expertise in generally accepted accounting principles to enable effective segregation of duties with respect to recording journal entries and to allow for appropriate monitoring of financial reporting matters and internal control over financial reporting. Specifically, the Chief Financial Officer has involvement in the creation, review and recording of journal entries, note disclosures and certain account reconciliations without adequate independent review and authorization. This control deficiency is pervasive in nature and impacts all significant accounts. This control deficiency also affects the financial reporting process including consolidation, financial statement preparation and the related note disclosures.

TOC

Management has determined that these control deficiencies result in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis and therefore constitute material weaknesses.

As a result of the existence of the material weaknesses discussed above as of December 31, 2007, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

KPMG LLP, an independent registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item, has performed an audit of internal control over financial reporting. Their report is included in this Annual Report on Form 10-K under Item 8, herein.

Plan for Remediation of Material Weaknesses

In relation to the material weaknesses identified above, our management and the board of directors will work to remediate the risk of a material misstatement in financial reporting.  We will implement the following plan to address the risk of a material misstatement in the financial statements:

•	Employ additional personnel with technical and financial reporting expertise in the application of generally accepted accounting principles.

•	Engage qualified third-party accountants and consultants to assist us in the preparation and review of our financial information.

•	Consult with qualified third-party accountants and consultants on the appropriate application of GAAP for complex and non-routine transactions.

Material Changes to Internal Control over Financial Reporting

Management has taken remedial actions with respect to the identified material weaknesses.

In October 2007, we engaged an external consultant with a Chartered Accountant designation to test and remediate internal controls over financial reporting.

In April 2008, we created a new Controller position and hired a Chartered Accountant with accounting and financial reporting experience.

We anticipate that these changes will strengthen our disclosure controls and procedures, as well as our internal controls over financial reporting.  However, because the remedial actions we have implemented are very recent and we need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

There were no other changes in our internal control over financial reporting during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                      Other Information

The services of Mr. Allan Kent, our Executive Vice President and Chief Financial Officer, are provided to us pursuant to an oral arrangement with a corporation wholly-owned by him.  The oral agreement was amended on December 12, 2007 to provide for an annual fee payable of $212,750 effective January 1, 2008.

TOC

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers and their ages and employment histories are as follows:

Name	Age	Employment History
Jean Paul Roy	51
Mr. Roy was elected a Director, President and Chief Executive Officer on August 29, 2003.  Prior thereto, for more than five years, Mr. Roy had been consulting in the oil and gas industry through his private company, GeoGlobal Technologies Inc. which he owned 100%.  Mr. Roy has in excess of 26 years of geological and geophysical experience in basins worldwide as he has worked on projects throughout India, North and South America, Europe, the Middle East, the former Soviet Union and South East Asia.  His specialties include modern seismic data acquisition and processing techniques, and integrated geological and geophysical data interpretation.  Since 1981 he has held geophysical positions with Niko Resources Ltd., Gujarat State Petroleum Corporation, Reliance Industries, Cubacan Exploration Inc., PetroCanada, GEDCO, Eurocan USA and British Petroleum.  Mr. Roy graduated from St. Mary’s University of Halifax, Nova Scotia in 1982 with a B.Sc. in Geology and has been certified as a Professional Geophysicist.

Allan J. Kent	54
Mr. Kent was elected a Director, Executive Vice President and Chief Financial Officer of our company on August 29, 2003.  Mr. Kent has in excess of 26 years experience in the area of oil and gas exploration finance and has, since 1987, held a number of senior management positions and directorships with Cubacan Exploration Inc., Endeavour Resources Inc. and MacDonald Oil Exploration Ltd., all publicly listed companies.  Prior thereto, beginning in 1980, he was a consultant in various capacities to a number of companies in the oil and gas industry.  He received his Bachelor of Mathematics degree in 1977 from the University of Waterloo, Ontario.

Brent J. Peters	35
Mr. Peters was elected a Director of our company on February 25, 2002.  Mr. Peters has been Vice President of Finance and Treasurer of Northfield Capital Corporation, a publicly traded investment company acquiring shares in public and private corporations since 1997.  Mr. Peters is the CFO and a Director of Gold Eagle Mines Ltd. as well as a Director of Aranka Gold Inc.  Mr. Peters has a Bachelor of Business Administration degree, specializing in accounting.

Peter R. Smith	60
Mr. Smith was elected a Director of our company on January 8, 2004.  Mr. Smith currently sits on the Board of Directors of Brampton Brick Limited and the Board of Toronto Waterfront Revitalization Corporation.  Mr. Smith was elected Chairman of the Board of the Greater Toronto Transportation Authority (GO Transit) in March 2004, and a director of Tarion Warranty Corporation (a Canadian new home warranty company) in April 2004.  Since 1989, Mr. Smith has been President and co-owner of Andrin Limited, a large developer/builder of housing in Canada.  Mr. Smith has held the position of Chairman of the Board of Directors, Canada Mortgage and Housing Corporation (CMHC), from September 1995 to September 2003.  On February 14, 2001, the Governor General of Canada announced the appointment of Mr. Smith as a Member of the Order of Canada, effective November 15, 2000.  Mr. Smith holds a Masters Degree in Political Science (Public Policy) from the State University of New York, and an Honours B.A. History and Political Science, Dean’s Honour List, McMaster University, Ontario.

TOC

Michael J. Hudson	61
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

Dr. Avinash Chandra	65
Dr. Chandra was elected a Director of our company on October 1, 2005.  Dr. Chandra has over 45 years of experience in the international as well as the Indian oil and gas sector.  He was the first Directorate General of Hydrocarbons, at the level of Special Secretary to the Government of India for a period of 10 years until his retirement in 2003.  Dr. Chandra received his Ph.D. in petroleum geology from the Imperial College, University of London, United Kingdom.  His post graduate work includes a Post Graduate Diploma of Imperial College in Petroleum Geology and Petroleum Reservoir Engineering as well as a M.Sc. (Applied Geology) and B.Sc. (Hons) from the Lucknow University in India.

Mr. Roy, Mr. Kent, Mr. Peters, Mr. Smith, Mr. Hudson and Dr. Chandra have been elected to serve as Directors of our company until our annual meeting of stockholders in 2008 and the election and qualification of their successors.

Our Board of Directors has determined that Messrs. Peters, Smith, Hudson and Dr. Chandra are "independent directors" under the listing standards of the American Stock Exchange.  Our Board of Directors had nine meetings during the year ended December 31, 2007, of which five meetings were held by conference telephone call in which all directors participating were able to hear one another.  Each of our Directors participated in all the meetings of the Board except for Dr. Chandra who was unable to attend two meetings.

Director and Officer Securities Reports

The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities.  Copies of such reports are required to be furnished to us.  To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2007.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has appointed an Audit Committee consisting of Messrs. Hudson, who is the Chairman, Mr. Peters and Dr. Chandra, each of whom has been determined to be an "independent director" under the listing standards of the American Stock Exchange.  Under our Audit Committee Charter, adopted as amended on March 6, 2005, our Audit Committee’s responsibilities include, among other responsibilities,

•	the appointment, compensation and oversight of the work performed by our independent auditor,

•	the adoption and assurance of compliance with a pre-approval policy with respect to services provided by the independent auditor,

TOC

•
at least annually, obtain and review a report by our independent auditor as to relationships between the independent auditor and our company so as to assure the independence of the independent auditor,

•	review the annual audited and quarterly financial statements with our management and the independent auditor, and

•	discuss with the independent auditor their required disclosure relating to the conduct of the audit.

Our Board of Directors has determined that Mr. Michael J. Hudson has the attributes of an Audit Committee Financial Expert.

Our Audit Committee had six meetings during the year ended December 31, 2007, of which four meetings were by conference telephone call in which all participants were able to hear one another.

On May 15, 2008, our Audit Committee discussed our audited consolidated financial statements with management and discussed with KPMG, our independent registered public accounting firm, the matters required to be discussed by Statement of Auditing Standards No. 61 and received the written disclosures and the letter from KPMG as required by Independence Standards Board Standard No. 1 which confirmed KPMG's independence as auditor.  Based on that review and those discussions, our Audit Committee recommended that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the Securities and Exchange Commission.

Our Audit Committee Charter is available in the “Governance” section of our website at www.geoglobal.com.

Compensation Committee

Our Compensation Committee consists of Mr. Hudson whom is the Chairman and Mr. Peters, each of whom has been determined to be an "independent director".  Our Compensation Committee, which has adopted a charter, among other things, exercises general responsibility regarding overall employee and executive compensation.  Our Compensation Committee sets the annual salary, bonus and other benefits of the President and the Chief Executive Officer and approves compensation for all our other executive officers, consultants and employees after considering the recommendations of our President and Chief Executive Officer. Our Compensation Committee has retained Lane Caputo Compensation, Inc., Calgary, Alberta, a compensation consultant, to review and recommend fair and justifiable compensation for our executive positions and directors as well as to make recommendations for future compensation practices.  Although Committee meetings are held in executive session, without management’s presence, the Committee (and from time to time individual members of the Committee) may meet with senior officers of our company to discuss objectives, explain the rationale for certain objectives or milestones, and to assure that it has management’s input in assessing the consequences of decisions made in the Committee meetings, for instance, the impact that its decisions may have on our financial statements.  The Committee’s interactions with management seek to achieve a balance between receiving management’s opinion but still ensuring that management is not, in effect, establishing the terms and parameters for its own compensation.  In certain instances, where management has proposed objectives that are more aggressive than those proposed by the Committee, the Committee may elect to utilize management’s milestones rather than its own

The Compensation Committee held one meeting during the year ended December 31, 2007, which was held in person.

TOC

Nominating Committee

Our Nominating Committee consists of Mr. Smith, who is the Chairman, Mr. Peters and Mr. Hudson, each of whom has been determined to be an "independent director" under the listing standards of the American Stock Exchange.  Our Nominating Committee, among other things, exercises general responsibility regarding the identification of individuals qualified to become Board members and recommend that the Board select the director nominees for the next annual meeting of stockholders.  Our Board of Directors has adopted a charter for the nominating committee.  The Nominating Committee did not hold any meetings in person during the year ended December 31, 2007, but did however adopt a unanimous written consent.

Our Nominating Committee will seek out nominees for new directors as vacancies become available using the following criteria:  A majority of the directors must be independent, as determined by the Board under applicable rules; nominees shall possess expertise in general business matters and in such other areas as are relevant to Committees on which they are expected to serve (such as financial expertise, for Directors expected to serve as Audit Committee members); and nominees shall be individuals with the background, character, skills and expertise such that they will meaningfully contribute to our success and our operations.

Our Nominating Committee Charter is available in the “Governance” section of our website at www.geoglobal.com.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer.  A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Our Code of Ethics Charter is available in the "Governance" section of our website at www.geoglobal.com.

Item 11.                      Executive Compensation

The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2007 who received total compensation exceeding $100,000 for the year ended December 31, 2007 and who served in such capacities at December 31, 2007.

TOC

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (1) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	Nonqualified Deferred Compen- sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Jean Paul Roy, (3) President & CEO	2007 2006	350,000 350,000	-0- -0-	-0- -0-	166,396 404,104	Nil Nil	Nil Nil	48,000 (5) 44,280 (6)	547,236 798,384
Allan J. Kent, (4) Exec VP & CFO	2007 2006	185,000 185,000	-0- -0-	-0- -0-	166,396 404,104	Nil Nil	Nil Nil	30,330 (7) -0-	391,726 589,104
Miles Leggett (8) Geoscience Specialist	2007 2006	158,400 117,425	10,000 -0-	-0- -0-	183,781 137,644	Nil Nil	Nil Nil	-0- -0-	352,181 255,069
B. Mohapatra (8) Country Manager, India	2007 2006	137,391 63,459	-0- 52,126	-0- -0-	293,228 86,076	Nil Nil	Nil Nil	-0- -0-	430,619 201,661
(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  See Note 8b to Notes to Financial Statements for the year ended December 31, 2007.

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
(5)
Costs paid for by us included in this amount are $21,720 for airfare for the family of Mr. Roy to travel to India from their home once during the calendar year and $26,280 for medical coverage for Mr. Roy and his family.

(6)
Costs paid for by us included in this amount are $18,780 for airfare for the family of Mr. Roy to travel to India from their home two times during the calendar year and $25,500 for medical coverage for Mr. Roy and his family.

(7)	Costs paid for by us included in this amount are $30,330 for medical coverage for Mr. Kent and his family.
(8)	The salary and bonus amounts are paid to these persons as an employee and not as an executive officer.

Narrative Disclosure to Summary Compensation Table
On August 29, 2003, we entered into a TSA with RGB, a company organized under the laws of Barbados and wholly owned by Mr. Roy.  Under the agreement, RGB agreed to perform such geologic and geophysical duties as are assigned to it by us.  The term of the agreement, as amended, extends through December 31, 2008 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term.  On January 31, 2006, the terms of the agreement were amended to amend the fee payable from $250,000 to $350,000 effective January 1, 2006.  RGB also is reimbursed for authorized travel and other out-of-pocket expenses.  The agreement prohibits RGB from disclosing any of our confidential information and from competing directly or indirectly with us for a period ending December 31, 2008 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India.  The agreement may be terminated by either party on 30 days’ prior written notice, provided, however, the confidentiality and non-competition provisions will survive the termination.

D.I. Investments Ltd. ("DI"), a company controlled by Mr. Kent, was paid up to December 31, 2007 by us for consulting services.  The services of Mr. Kent are provided to us pursuant to the oral arrangement with DI.  The oral agreement was amended to provide for an annual fee payable of $185,000 effective January 1, 2006 and the oral agreement was further amended to provide for an annual fee payable of $212,750 effective January 1, 2008.

We do not have any employment agreements with any of our named executive officers

TOC

Outstanding Equity Awards at December 31, 2007

The following table provides information with respect to our named executive officers above regarding outstanding equity awards held at December 31, 2007.

	Option Awards				Stock Awards

Name (a)	Number of securities underlying unexercised Options (#) Exercisable/ Unexercisable (b-c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date mm/dd/yy (f)	Number of shares or units of Stock held that have not vested (#) (g)	Market value of shares or units of Stock held that have not vested (1) ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Jean Paul Roy	300,000	-0-	1.10	08/31/08	-0-	-0-	-0-	-0-
	500,000	-0-	3.95	07/25/16	-0-	-0-	-0-	-0-
Allan J. Kent	300,000	-0-	1.10	08/31/08	-0-	-0-	-0-	-0-
	500,000	-0-	3.95	07/25/16	-0-	-0-	-0-	-0-
Miles Leggett	150,000	-0-	3.95	12/31/09	-0-	-0-	-0-	-0-
	150,000	-0-	5.03	12/31/10	150,000	-0-	-0-	-0-
B. Mohapatra	90,000	-0-	6.50	08/24/08	-0-	-0-	-0-	-0-
	210,000	-0-	3.95	12/31/09	140,000	106,400	-0-	-0-
	150,000	-0-	5.03	12/31/10	150,000	-0-	-0-	-0-

(1)           based on the closing sales price on December 31, 2007 of $4.71

Director Compensation

The following table provides information with respect to compensation of our Directors during the year ended December 31, 2007.  The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (1) (c)	Option Awards ($) (1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

Peter Smith	5,000	-0-	103,800	-0-	-0-	-0-	108,800
Brent Peters	5,000	-0-	103,800	-0-	-0-	-0-	108,800
Michael Hudson	31,000	-0-	103,800	-0-	-0-	-0-	134,800
Dr. Avinash Chandra	29,500	-0-	103,800	-0-	-0-	-0-	133,300

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  See Note 8b to Notes to Financial Statements for the year ended December 31, 2007.

TOC

Our non-employee Board members receive cash compensation for attendance in person or by phone for each board meeting and each of the committee meetings that they are a member of.  A fee of $1,000 is paid for personally attending each meeting and $500 is paid for attendance by phone.  Our non-employee Board members may also be paid a fee for their services for a special project they may conduct or participate in.  Two of our non-employee Board members received $25,000 each for their services for special projects conducted during 2007.  Our Directors are also reimbursed for their out-of-pocket expenses in attending meetings.  Pursuant to the terms of our 1998 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board.  In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 50,000 shares.  Each such option has a term of ten years, subject to earlier termination following such person's cessation of Board service, and is subject to certain vesting provisions.  For the purposes of the automatic grant provisions of the Plan, all of our Directors, other than Messrs. Roy and Kent are considered non-employee Board members.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee were officers or employees of our company during the year ended December 31, 2007 or were former officers of our company or had any other relationship with our company requiring disclosure.

Compensation Discussion and Analysis

Policies and Objectives
Our Compensation Committee believes that our compensation policies and objectives should align with and reflect the stage of development of our operations, our operating objectives and the extent of realization of our objectives.  Our Compensation Committee believes that our policies and objectives must take into consideration our specific business objectives and manner of achieving those objectives and our ability to implement those objectives under the terms of the production sharing contracts to which we are a party.  Accordingly, our compensation policies and objectives should be based on both our successes in entering into and pursuing joint venture arrangements, as well as the progress and success of the exploration and drilling activities of those ventures, whether undertaken directly by us or through the operators of the exploration blocks.

Our Compensation Committee also believes that the compensation of our executive officers should be based on the principles that the levels of compensation must enable our company to motivate and retain the talent we need to lead and make our company grow.  Our Compensation Committee further believes that the compensation levels must be competitive with similar other companies, be fair and reasonable and, where appropriate, reward successful performance.  Our Compensation Committee relies upon its judgment in making compensation decisions.

Because it believes such a structure is most appropriate to our company’s stage of development, the Compensation Committee has followed the practices established in 2005 of providing a compensation package to our executive officers consisting of monetary compensation and stock options.  Our Compensation Committee believes that the impact of applicable Canadian, United States and other foreign tax laws should be considered with respect to the compensation paid and the form of the compensation.  Our Compensation Committee does not establish any specific performance or target goals.

TOC

Our Compensation Committee has retained Lane Caputo Compensation, Inc., Calgary, Alberta, a compensation consultant, to review and recommend fair and justifiable compensation for our executive positions and directors as well as to make recommendations for future compensation practices.  Lane Caputo Compensation, Inc. reviewed our compensation arrangements relative to a selected peer group of Canadian public companies trading on Canadian and/or International securities exchanges that are focused on international oil and gas exploration and production, with a focus on exploration.  The fifteen companies in this peer group and the exchange on which their securities are traded are as follows:

• Africa Oil Corp. (TSX-V)	• Pacific Stratus Energy Ltd. (TSX)
• Candax Petroleum Inc. (TSX)	• Pan Orient Energy Ltd. (TSX-V)
• Canoro Resources Ltd. (TSX-V)	• Serica Energy PLC. (TSX-V)
• CGX Energy Inc. (TSX-V)	• Sterling Resources Ltd. (TSX-V)
• Cirrus Energy Corp. (TSX-V)	• Stratic Energy Corp. (TSX-V/AIM
• Falcon Oil & Gas Ltd. (TSX-V)	• Verenex Energy Inc. (TSX)
• Ithaca Energy Inc. (TSX-V/AIM)	• Winstar Resources Ltd. (TSX)
• Mart Resources, Inc. (TSX-V)

Exchanges:                                TSX-V -- Toronto Stock Exchange (Venture);
TSX --  Toronto Stock Exchange; and
AIM -- London AIM Market Exchange

Our Compensation Committee believes that, at this stage of our company’s development, it is appropriate for our monetary compensation to stay within the median values of our peer group.

Although Compensation Committee meetings are held in executive session, without management’s presence, the Compensation Committee (and from time to time individual members of the Committee) may meet with senior officers of our company to discuss objectives, explain the rationale for certain objectives and to assure that it has management’s input in assessing the consequences of decisions made in the Compensation Committee meetings, including, for instance, the impact that its decisions may have on our financial statements. The Compensation Committee’s interactions with management seek to achieve a balance between receiving management’s opinion but still ensuring that management is not, in effect, establishing the terms and parameters for its own compensation.

Direct Monetary Compensation
Our Compensation Committee held one meeting during the year ended December 31, 2007.  At the meeting, the Compensation Committee considered, among other things, in arriving at compensation for the fiscal year 2007, the executive officers’ level of compensation during the prior fiscal years, the compensation levels paid by the peer group of companies, the recommendations and findings of Lane Caputo Compensation, Inc., the growth and complexity of the executives’ tasks during the year, and our company’s overall business plans for further growth in the following fiscal years.

The direct monetary compensation of our executive officers is based on the scope of their duties and responsibilities and the executives’ individual performance in fulfilling those duties and responsibilities, in addition to the other factors described above.  Because of the inherent nature of our activities, the uncertain nature of the outcome of our activities, and the extended period of time over which the success of our activities will be determined, the Compensation Committee believes that, because the company’s ability to achieve its objectives is greatly dependent upon the activities of the operators of the drilling blocks in which we have an interest, the company’s success in its exploration and drilling activities during a particular year should not be the sole measure by which the direct monetary compensation of our executive officers is determined.  The Compensation Committee also recognizes that our company’s opportunity to enter into additional production-sharing contracts or acquire interests in ventures that are parties to such contracts is limited by availability of contracts and our company’s capital.  However, the Committee recognizes that future successes may lead it to award cash or other bonuses determined at that time and in the light of future events.

Based on the Compensation Committee’s policies and objectives, the Committee believes that the direct monetary compensation of our executive officers for fiscal 2007 was at or below the median level of the peer group selected by Lane Caputo Compensation, Inc.

TOC

Equity Compensation
Our Compensation Committee believes that a material element of executive compensation should be the award of equity grants.  This element of compensation has taken the form of grants of options under our Stock Incentive Plan but other forms of equity grants may be considered.  The Compensation Committee believes the award of equity grants has the effect of aligning executive officers compensation to the future growth and success of our company.

Equity grants are the only form of long-term compensation utilized to compensate our executive officers at this time.  The Compensation Committee does not consider any relationship between Direct Monetary Compensation and Equity Compensation in making equity grants.  These grants are not based on any strict formula but rather are determined in the light of practices at the peer group selected, our company’s past practices, and our overall corporate performance during the period relative to our progress made in achieving our overall business plan objectives and achieving stockholder value.

The Compensation Committee did not award any equity grants to our executive officers in 2007.  The Compensation Committee reached this conclusion based on the market performance of the company’s common stock during the year.

Other Benefits  -  Change of Control
We have no arrangements with our executive officers or Directors regarding any monetary payments to them in the event of a change in control of our company.

In the event that our company is acquired by merger or sale of substantially all of its assets or securities possessing more than 50% of the total combined voting power of our outstanding securities, outstanding options granted under our 1998 Stock Incentive Plan containing vesting provisions, including those held by executive officers and Directors, are subject to immediate vesting.  Each outstanding option which is not to be assumed by the successor corporation or otherwise continued in effect will automatically accelerate in full and become immediately fully vested, subject to certain exceptions. The Plan contains discretionary provisions regarding the grant of options with vesting provisions. Options may also immediately vest in connection with a change in the majority of the Board of Directors of our company by reason of one or more contested elections for Board membership.

Perquisites
Our executive officers also receive perquisites in the form of medical insurance coverage for the executives and their families.  In addition, in 2007 the company paid air fare expenses for Mr. Roy’s family in connection with travel to India from their home.

Mr. Roy, through Roy Group Barbados, Inc. (“RGB”), a corporation wholly owned by Mr. Roy, is reimbursed for out-of-pocket expenses on a cost recovery basis for expenses such as travel, hotel, meals and entertainment expenses, computer costs and amounts billed to third parties.

Mr. Kent is reimbursed for out-of-pocket expenses on a cost recovery basis for expenses such as office costs, which include rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred by him in the performance of services to our company.

Structure of Compensation Arrangements
We have entered into the following arrangements regarding our executive officers.

We have an agreement with RGB whereby, under the agreement, RGB agreed to perform such geologic and geophysical duties as are assigned to it by our company.  Mr. Roy performs services for us in his capacity as an employee to RGB and we pay compensation to RGB.  In addition, we pay for medical insurance for Mr. Roy and his family.  Expenses incurred by Mr. Roy in connection with the Company are reimbursed to RGB for his travel expenses, hotel, meals and entertainment expenses, computer costs and amounts billed to third parties

TOC

Since January 1, 2008, Mr. Kent has been employed directly by our company pursuant to an oral agreement.  Prior to then, Mr. Kent’s services were provided through D.I. Investments Ltd., a company controlled by Mr. Kent.  In addition, we pay for medical insurance for Mr. Kent and his family.  Expenses incurred by Mr. Kent in connection with the Company are reimbursed to him for office costs, his travel expenses, hotel, meals and entertainment expenses.

Director Compensation
Our non-employee Board members receive cash compensation for attendance in person or by phone for each board meeting and each of the committee meetings that they are a member of.  A fee of $1,000 is paid for personally attending each meeting and $500 is paid for attendance by phone.  Our non-employee Board members may also be paid a fee for their services for a special project they may conduct or participate in.  Our Directors are also reimbursed for their out-of-pocket expenses in attending meetings.  Pursuant to the terms of our 1998 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board.  In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 50,000 shares.  Each such option has a term of ten years, subject to earlier termination following such person's cessation of Board service, and is subject to certain vesting provisions.  For the purposes of the automatic grant provisions of the Plan, all of our Directors, other than Messrs. Roy and Kent, are considered non-employee Board members.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.  Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K and the Proxy Statement for the 2008 Annual Meeting of Stockholders for filing with the Securities and Exchange Commission.

Submitted by the Compensation Committee:
Michael J. Hudson (Chairman)
Brent J. Peters

The above Compensation Committee Report is not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or incorporated by reference in any documents so filed.

TOC

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of May 30, 2008.  As of May 30, 2008, we had 72,205,756 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Jean Paul Roy (2) c/o GeoGlobal Resources Inc. Suite 310, 605 – 1 Street SW Calgary, Alberta T2P 3S9	32,846,000 (3)	45.5%
Allan J. Kent c/o GeoGlobal Resources Inc. Suite 310, 605 – 1 Street SW Calgary, Alberta T2P 3S9	1,175,000 (4)	1.6%
Brent J. Peters c/o Northfield Capital Corporation Suite 301, 141 Adelaide Street West Toronto, ON M5H 3L5	221,567 (5)	Less than 0.5%
Peter R. Smith c/o Andrin Limited Suite 202, 197 County Court Boulevard Brampton, Ontario L6W 4P6	150,000 (6)	Less than 0.5%
Michael J. Hudson 439 Mayfair Avenue Ottawa, ON K1Y 0K7	150,000 (7)	Less than 0.5%
Dr. Avinash Chandra B-102, Sector 26 Noida, Uttar Pradesh India 201301	184,434 (8)	Less than 0.5%
All officers and directors as a group (6 persons)	34,727,001	48.1%

(1)
For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days following May 30, 2008.

(2)
Of the shares held beneficially by Mr. Roy, an aggregate of 5 million shares are held in escrow pursuant to the terms of the agreement whereby we purchased the outstanding capital stock of GeoGlobal Resources (India) Inc. from Mr. Roy.  Under the terms of the escrow agreement, Mr. Roy has the voting rights with respect to these shares.

(3)	Includes 32,046,000 shares of Common Stock and 800,000 options to purchase Common Stock exercisable within 60 days of May 30, 2008
(4)	Includes 375,000 shares of Common Stock and 800,000 options to purchase Common Stock exercisable within 60 days of May 30, 2008.
(5)	Includes 71,567 shares of Common Stock and options to purchase 150,000 shares of Common Stock exercisable within 60 days of May 30, 2008.
(6)	Includes options to purchase 150,000 shares of Common Stock exercisable within 60 days of May 30, 2008.
(7)	Includes options to purchase 150,000 shares of Common Stock exercisable within 60 days of May 30, 2008.
(8)	Includes 51,100 shares of Common Stock and options to purchase 133,334 shares of Common Stock exercisable within 60 days of May 30, 2008.

TOC

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan for our employees, directors and consultants pursuant to which options, rights or shares may be granted or issued.  It is referred to as our 1998 Stock Incentive Plan ("the Plan").  See Note 7a to the Notes to Consolidated Financial Statements to the attached financial statements for further information on the material terms of this plan.

The following table provides information as of December 31, 2007 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,470,000	$4.04	2,380,697
Equity compensation plans not approved by security holders	0	0	0
Total	4,470,000	$4.04	2,380,697

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

On March 27, 2003, we entered into a PIA with RGM, a corporation wholly owned by Jean Paul Roy, our President, Chief Executive Officer, a Director and principal stockholder, whereby we assigned and hold in trust for RGM subject to the GOI consent, 50% of the benefits and obligations of the Production Sharing Contract ("PSC") covering the KG Offshore Block ("PSC-KG") and the CIA leaving us with a net 5% PI in the PSC-KG and a net 5% CI in the CIA.  Under the terms of the PIA, until the GOI consent is obtained, we retain the exclusive right to deal with the other parties to the PSC-KG and the CIA and are entitled to make all decisions regarding the interest assigned to RGM.  RGM has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by us in regard to RGM's interest, and to be liable to us for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest.  RGM has agreed to indemnify us against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM's failure to pay the same.

Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the PSC-KG.

We have a right of set-off against sums owing to us by RGM.  In the event that the Indian government consent is delayed or denied, resulting in either RGM or our company being denied an economic benefit either would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the PIA.  In the event the consent is denied, neither party is entitled to assert any claim against the other except as is specifically set forth in the agreement.  We have not yet obtained the consent of the GOI.  As a consequence of this transaction, we report our holdings under the PSC-KG and CIA as a net 5% PI.

TOC

RGM further agreed in the PIA that it would not dispose of any interest in the agreement, its 5% interest, or the shares of RGM without first giving notice to us of the transaction, its terms, including price, and the identity of the intended assignee and any other material information, and we will have the first right to purchase the interest proposed to be sold on the terms contained in the notice to us.

On August 29, 2003, we entered into a TSA with Roy Group Barbados ("RGB"), a corporation wholly owned by Mr. Roy, whereby under the agreement, RGB agreed to perform such geologic and geophysical duties as are assigned to it by our company.  The term of the agreement, as amended, extends through December 31, 2008 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term.  On January 31, 2006, the terms of the agreement were amended to amend the fee payable from $250,000 to $350,000 effective January 1, 2006.  RGB also is reimbursed for authorized travel and other out-of-pocket expenses.  The agreement prohibits RGB from disclosing any of our confidential information and from competing directly or indirectly with us for a period ending December 31, 2008 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India.  The agreement may be terminated by either party on 30 days’ prior written notice, provided, however, the confidentiality and non-competition provisions will survive the termination.  RGB received $350,000 from us during 2007 ($350,000 in 2006; $250,000 plus a bonus of $60,000 in 2005; $250,000 in 2004; and $83,333 in 2003), under the terms of this agreement, including its amendments.

RGB was reimbursed for medical insurance and expenses, travel, hotel, meals and entertainment expenses, computer costs, and amounts billed to third parties incurred by Mr. Roy during 2007 totaling $75,000.  At December 31, 2007, we owed RGB $33,192 for services provided pursuant to the TSA and expenses incurred on behalf of our Company which amount bears no interest and has no set terms of repayment.

During the year ended December 31, 2007, Mr. Allan J. Kent, our Executive Vice President, Chief Financial Officer and a Director, was paid $185,000 ($185,000 in 2006; $120,000 plus a bonus of $30,000 in 2005; $120,000 in 2004; and $61,715 in 2003) by us for consulting services of Mr. Kent which are provided to us pursuant to an oral arrangement with DI Investments Ltd. ("DI"), a corporation wholly-owned by him, amended effective January 1, 2006.  The oral agreement has been amended to provide for an annual fee payable of $212,750 effective January 1, 2008.

DI was reimbursed $82,918 for medical insurance, office costs, including rent, parking, office supplies and telephone as well as travel, hotel, meals and entertainment expenses incurred throughout 2007.  At December 31, 2007, we owed DI $26,007 as a result of services provided and expensed incurred on behalf of our company.

Messrs. Roy and Kent devote substantially all their time to our affairs.  Neither of such persons is our direct employee and we do not have any employment agreements directly with either of such persons.

During the year ended December 31, 2007, Amicus Services Inc. a company controlled by Mr. Vincent Roy, a brother of Mr. Jean Roy, received from us $55,347 as consulting fees for services rendered.  Amicus Services Inc. was also reimbursed $5,278 for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred throughout 2007.  At December 31, 2007, we owed Amicus Services Inc. $6,953 as a result of services provided and expensed incurred on behalf of our Company.

TOC

Item 14.                      Principal Accounting Fees and Services

The following sets forth fees we incurred for professional services provided by KPMG, LLP and Ernst & Young LLP for accounting services rendered during the years ended December 31, 2007 and December 31, 2006, respectively.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2007	428,205	--	--	164,709
2006	88,281	26,452	--	37,425

Our Board of Directors believes that the provision of the services during the years ended December 31, 2007 and December 31, 2006 is compatible with maintaining the independence of KPMG LLP and Ernst & Young LLP, respectively.  Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor.  Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee.  The services provided by KPMG LLP and Ernst & Young LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements and the review of our quarterly financial reports filed with the Securities and Exchange Commission.  Audit Related Fees include services rendered in connection with a follow-up the review of other filings with the Securities and Exchange Commission.  Tax Fees include services rendered relating primarily to tax compliance, consulting, customs and duties.  All Other Fees include administration fees to cover various expenses and SOX related work performed to date.

TOC

Part IV

Item 15.                      Exhibits, Financial Statement Schedules

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)
3.2	Bylaws of the Registrant, as amended (4)
3.3	Certificate of Amendment filed with the State of Delaware on November 25, 1998 (2)
3.4	Certificate of Amendment filed with the State of Delaware on December 4, 1998 (2)
3.5	Certificate of Amendment filed with the State of Delaware on March 18, 2003 (5)
3.6	Certificate of Amendment filed with the State of Delaware on January 8, 2004 (5)
4.1	Specimen stock certificate of the Registrant (5)
10.1	Restated 1993 Stock Incentive Plan (1)
10.2	1994 Directors Stock Option Plan (1)
10.3	1994 Stock Option Plan (1)
10.4	1993 Stock Incentive Plan (1)
10.5	1998 Stock Incentive Plan (2)
10.6	Stock Purchase Agreement dated April 4, 2003 by and among Suite101.com, Inc., Jean Paul Roy and GeoGlobal Resources (India) Inc. (3)
10.7	Amendment dated August 29, 2003 to Stock Purchase Agreement dated April 4, 2003 (4)
10.8	Technical Services Agreement dated August 29, 2003 between Suite101.com, Inc. and Roy Group (Barbados) Inc. (4)
10.8.1	Amendment to Technical Services Agreement dated January 31, 2006 between GeoGlobal Resources Inc. and Roy Group (Barbados) Inc. (8)
10.9	Participating Interest Agreement dated March 27, 2003 between GeoGlobal Resources (India) Inc. and Roy Group (Mauritius) Inc. (4)
10.10	Escrow Agreement dated August 29, 2003 among Registrant, Jean Paul Roy and Computershare Trust Company of Canada (4)
10.11	Promissory Note dated August 29, 2003 payable to Jean Paul Roy (4)
10.12	Production Sharing Contract dated February 4, 2003 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Limited and GeoGlobal Resources (India) Inc. (6)
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

10.15	Carried Interest Agreement dated August 27, 2002 between Gujarat State Petroleum Corporation Limited and GeoGlobal Resources (India) Inc. (5)
10.19	Production Sharing Contract dated September 23, 2005 between the Government of India and GeoGlobal Resources (Barbados) Inc. (7)
10.20
Production Sharing Contract dated September 23, 2005 between the Government of India, Gujarat State Petroleum Corporation Limited, GAIL (India) Ltd., Jubilant Capital Pvt. Ltd. and GeoGlobal Resources (Barbados) Inc. (7)

10.21	Production Sharing Contract dated March 2, 2007 between the Government of India, Oil India Limited and GeoGlobal Resources (Barbados) Inc. (9)
10.22	Production Sharing Contract dated March 2, 2007 between the Government of India, Oil India Limited and GeoGlobal Resources (Barbados) Inc. (9)
10.23	Production Sharing Contract dated March 2, 2007 between the Government of India, Oil India Limited, Hindustan Petroleum Corpn. Ltd. and GeoGlobal Resources (Barbados) Inc. (9)
10.24	Production Sharing Contract dated March 2, 2007 between the Government of India and GeoGlobal Resources (Barbados) Inc. (9)

TOC

10.25	Form of Warrant Certificate issued to subscribers relating to the offer and sale of Units from June 2007 financing (10)
10.26	Compensation Option dated June 20, 2007 between the Company and Primary Capital Inc. for the issuance of 170,400 compensation options (10)
10.27	Compensation Option dated June 20, 2007 between the Company and Jones, Gable & Company Limited for the issuance of 170,400 compensation options (10)
10.28	JOA dated August 7, 2003 between Gujarat State Petroleum Corporation Limited, Jubilant Enpro Limited and GeoGlobal Resources (India) Inc. (11)
10.29	Assignment Agreement for Exploration Blocks in Arab Republic of Egypt dated January 8, 2008 (12)
10.30	Option Agreement for Participation in Exploration Blocks in Arab Republic of Egypt dated January 8, 2008 (12)
10.31
Production Sharing Contract dated April 12, 2000 between the Government of India, Oil & Natural Gas Corporation Limited, Gujarat State Petroleum Corporation Limited and Hindustan Oil Exploration Company Limited (13)

10.32
Amendment No. 2 to Production Sharing Contract dated April 12, 2000 between the Government of India, Oil & Natural Gas Corporation Limited, Gujarat State Petroleum Corporation Limited and Hindustan Oil Exploration Company Limited effective August 24, 2006 (13)

14	Code of Ethics. (5)

21	Subsidiaries of the Registrant:
	Name	State or Jurisdiction of Incorporation
	GeoGlobal Resources (India) Inc.	Barbados
	GeoGlobal Resources (Canada) Inc.	Alberta
	GeoGlobal Resources (Barbados) Inc.	Barbados
	GGR Oil & Gas (India) Private Limited	India
23	Consent of experts and counsel:
23.1	Consent of KPMG LLP (13)
23.2	Consent of Ernst & Young LLP (13)
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) (13)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (13)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed) (13)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed) (13)

(1)	Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.
(2)	Filed as an Exhibit to our Current Report on Form 8-K dated December 10, 1998.
(3)	Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(4)	Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.
(5)	Filed as an Exhibit to our Form 10-KSB dated April 1, 2004.
(6)	Filed as an Exhibit to our Form 10-KSB/A dated April 28, 2004.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(8)	Filed as an Exhibit to our Current Report on Form 8-K dated January 31, 2006.
(9)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2007.
(10) Filed as an Exhibit to our Current Report on Form 8-K dated June 27, 2007.
(11) Filed as an Exhibit to our Current Report on Form 8-K dated August 14, 2007.
(12) Filed as an Exhibit to our Current Report on Form 8-K dated January 8, 2008.
(13) Filed herewith.

TOC

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND DECEMBER 31, 2006
(in United States dollars)

FS 72

TOC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
GeoGlobal Resources Inc.:

We have audited the accompanying consolidated balance sheet of GeoGlobal Resources Inc. and subsidiaries as of December 31, 2007, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 5, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

"KPMG LLP" (signed)

Calgary, Canada
June 5, 2008

FS 73

TOC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
GeoGlobal Resources Inc.:

We have audited GeoGlobal Resources Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

FS 74

TOC

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•	Inadequate complement of personnel with appropriate expertise or experience in generally accepted accounting principles

•
Limited accounting personnel with sufficient expertise in generally accepted accounting principles to enable effective segregation of duties with respect to recording journal entries and to allow for appropriate monitoring of financial reporting matters and internal control over financial reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated June 5, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

"KPMG LLP" (signed)

Calgary, Canada
June 5, 2008

FS 75

TOC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Of
GeoGlobal Resources Inc.

We have audited the accompanying restated consolidated balance sheets of GeoGlobal Resources Inc., a development stage enterprise, as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005, and for the cumulative period from inception on August 21, 2002 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the restated consolidated financial position of GeoGlobal Resources Inc. as at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the cumulative period from inception on August 21, 2002 to December 31, 2006 in conformity with United States generally accepted accounting principles.

As explained in note 8(c), the consolidated balance sheets as at December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 and for the cumulative period from inception on August 21, 2002 to December 31, 2006 have been restated.

"Ernst & Young LLP" (signed)

CALGARY, ALBERTA                                                                           CHARTERED ACCOUNTANTS
March 23, 2007 except for Note 8(c),
which is as of June 5, 2008

FS 76

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
	December 31, 2007 US $	December 31, 2006 US $
Assets		Restated note 8(c)
Current
Cash and cash equivalents	48,134,858	32,362,978
Accounts receivable	171,977	202,821
Prepaids and deposits	100,052	31,232
	48,406,887	32,597,031

Restricted deposits (note13)	4,555,480	3,590,769
Property and equipment (note 4)	157,398	183,427
Oil and gas interests, not subject to depletion (note 5)	27,099,547	12,121,334

	80,219,312	48,492,561

Liabilities
Current
Accounts payable	3,908,506	1,888,103
Accrued liabilities	2,355,322	33,487
Due to related companies (notes 10c, 10d and 10e)	66,152	33,605
	6,329,980	1,955,195

Asset retirement obligation (note 6)	318,922	--
	6,648,902	1,955,195
Stockholders' Equity
Capital stock (note 7)
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
72,205,755 common shares (December 31, 2006 – 66,208,255)	57,614	51,617
Additional paid-in capital	82,791,057	52,900,900
Deficit accumulated during the development stage	(9,278,261)	(6,415,151)
	73,570,410	46,537,366

	80,219,312	48,492,561
See Commitments, Contingencies and Guarantees (note 13) The accompanying notes are an integral part of these Consolidated Financial Statements

FS 77

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended Dec 31, 2007 US $	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2007 US $
		Restated note 8(c)	Restated note 8(c)	Restated notes 8(c) & 14(a)

Expenses (notes 10c, 10d, and 10e)
General and administrative	2,280,232	1,890,926	495,326	5,275,874
Consulting fees	356,912	1,104,106	2,947,126	5,160,714
Professional fees	1,037,971	251,261	201,298	1,790,647
Depreciation	55,425	49,323	49,531	266,735
	3,730,540	3,295,616	3,693,281	12,493,970
Other expenses (income)
Consulting fees recovered	--	--	(12,950)	(66,025)
Equipment costs recovered	--	--	(12,950)	(19,395)
Gain on sale of equipment	--	--	(42,228)	(42,228)
Foreign exchange (gain) loss	(21,510)	4,737	(319)	5,037
Interest income (note 3)	(2,165,920)	(1,751,550)	(462,174)	(4,413,098)
	(2,187,430)	(1,746,813)	(530,621)	(4,535,709)

Net loss and comprehensive loss	(1,543,110)	(1,548,803)	(3,162,660)	(7,958,261)

Net loss per share – basic and diluted (note 7e)	(0.04)	(0.03)	(0.06)

The accompanying notes are an integral part of these Consolidated Financial Statements

FS 78

TOC
GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Number of shares	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Stockholders' Equity US $
			Restated note 8(c)	Restated note 8(c)	Restated note 8(c)
Common shares issued on incorporation - Aug 21, 2002	1,000	64	--	--	64
Net loss and comprehensive loss for the period	--	--	--	(13,813)	(13,813)
Balance at December 31, 2002	1,000	64	--	(13,813)	(13,749)

Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 9)	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Common shares issued during the year:
On acquisition (note 9)	34,000,000	34,000	1,072,960	--	1,106,960
Options exercised for cash	396,668	397	101,253	--	101,650
December 2003 private placement financing	6,000,000	6,000	5,994,000	--	6,000,000
Share issuance costs on private placement	--	--	(483,325)	--	(483,325)
Share issuance costs on acquisition	--	--	(66,850)	--	(66,850)
Stock-based compensation	--	--	62,913	--	62,913
Net loss and comprehensive loss for the year	--	--	--	(518,377)	(518,377)
Balance at December 31, 2003	55,053,355	40,461	6,680,951	(532,190)	6,189,222

Common shares issued during the year:
Options exercised for cash	115,000	115	154,785	--	154,900
Broker Warrants exercised for cash	39,100	39	58,611	--	58,650
Stock-based compensation	--	--	350,255	--	350,255
Net loss and comprehensive loss for the year	--	--	--	(1,171,498)	(1,171,498)
Balance at December 31, 2004	55,207,455	40,615	7,244,602	(1,703,688)	5,581,529

Common shares issued during the year:
Options exercised for cash	739,000	739	1,004,647	--	1,005,386
2003 Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036	--	5,536,250
Broker Warrants exercised for cash	540,900	541	810,809	--	811,350
September 2005 private placement financing	4,252,400	4,252	27,636,348	--	27,640,600
Share issuance costs on private placement	--	--	(1,541,686)	--	(1,541,686)
Stock-based compensation	--	--	4,354,256	--	4,354,256
Net loss and comprehensive loss for the year	--	--	--	(3,162,660)	(3,162,660)
Balance at December 31, 2005	62,954,255	48,361	45,043,012	(4,866,348)	40,225,025

Common shares issued during the year:
Options exercised for cash	2,284,000	2,285	2,706,895	--	2,709,180
Options exercised for notes receivable	184,500	185	249,525	--	249,710
2003 Purchase Warrants exercised for cash	785,500	786	1,962,964	--	1,963,750
Share issuance costs	--	--	(74,010)	--	(74,010)
Stock-based compensation	--	--	3,012,514	--	3,012,514
Net loss and comprehensive loss for the year	--	--	--	(1,548,803)	(1,548,803)
Balance at December 31, 2006	66,208,255	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during the year:
Options exercised for cash (note 8e)	317,500	317	320,358	--	320,675
June 2007 private placement financing (note 7a)	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement (note 7a)	--	--	(2,612,973)	--	(2,612,973)
2007 Compensation Options (note 7a)	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification (note 7f)	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification (note 7f)	--	--	240,000	--	240,000
Stock-based compensation (note 8b)	--	--	1,522,996	--	1,522,996
Net loss and comprehensive loss for the year	--	--	--	(1,543,110)	(1,543,110)
	5,997,500	5,997	29,890,157	(2,863,110)	27,033,044
Balance as at December 31, 2007	72,205,755	57,614	82,791,057	(9,278,261)	73,570,410
See note 7 for further information The accompanying notes are an integral part of these Consolidated Financial Statements

FS 79

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended Dec 31, 2007 US $	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2007 US $
		Restated note 8(c)	Restated note 8(c)	Restated notes 8(c) and 14(a)
Cash flows provided by (used in) operating activities:
Net loss	(1,543,110)	(1,548,803)	(3,162,660)	(7,958,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,425	49,323	49,531	266,735
Gain on sale of equipment	--	--	(42,228)	(42,228)
Stock-based compensation (note 8b)	670,992	1,588,289	2,681,680	5,285,645
2005 Compensation Option and Warrant modification (note 7f)	240,000	--	--	240,000
Changes in operating assets and liabilities:
Accounts receivable	30,844	(63,786)	42,202	(96,977)
Prepaids and deposits	(34,425)	(25,514)	(5,718)	(65,657)
Accounts payable	293,007	(23,720)	24,307	327,658
Accrued liabilities	406,513	(10,013)	22,500	440,000
Due to related companies	32,547	(210,847)	224,828	24,396
	151,793	(245,071)	(165,558)	(1,578,689)
Cash flows provided by (used in) investing activities:
Oil and gas interests	(13,807,287)	(6,739,386)	(1,578,124)	(22,763,336)
Property and equipment	(29,396)	(142,924)	(36,876)	(464,705)
Proceeds on sale of equipment	--	--	82,800	82,800
Cash acquired on acquisition (note 9)	--	--	--	3,034,666
Restricted deposits (note 13a)	(964,711)	(3,198,284)	(185,689)	(4,555,480)
Changes in investing assets and liabilities:
Cash call receivable	--	49,947	(22,436)	--
Prepaids and deposits	(34,395)	--	--	(34,395)
Accounts payable	1,727,396	1,763,478	94,415	3,531,840
Accrued liabilities	1,915,322	--	(33,442)	1,915,322
	(11,193,071)	(8,267,169)	(1,679,352)	(19,253,288)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	28,720,675	4,922,640	34,993,586	74,952,165
Share issuance costs	(1,907,517)	(74,010)	(1,541,686)	(4,073,388)
Changes in financing liabilities:
Note payable (note 10a)	--	--	--	(2,000,000)
Accounts payable	--	(10,800)	10,800	61,078
Due to related companies	--	--	--	26,980
	26,813,158	4,837,830	33,462,700	68,966,835
Net increase (decrease) in cash and cash equivalents	15,771,880	(3,674,410)	31,617,790	48,134,858

Cash and cash equivalents, beginning of the year	32,362,978	36,037,388	4,419,598	--

Cash and cash equivalents, end of the year	48,134,858	32,362,978	36,037,388	48,134,858

Cash and cash equivalents
Current bank accounts	327,253	316,329	127,803	327,253
Term deposits	47,807,605	32,046,649	35,909,585	47,807,605
	48,134,858	32,362,978	36,037,388	48,134,858
Cash taxes paid during the year	26,050	17,775	15,500	65,513

The accompanying notes are an integral part of these Consolidated Financial Statements

FS 80

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

1.         Nature of Operations

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts (“PSCs”) with the Gujarat State Petroleum Corporation ("GSPC"), Oil India Limited ("OIL") among others, and the Government of India ("GOI") and the development thereof.  To date, the Company has not earned revenue from these operations and is considered to be in the development stage.  However, the recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to fulfill its obligations under the PSCs in India and upon future profitable operations and upon finalizing agreements.  At December 31, 2007, Management of the Company believes the Company has sufficient capital resources which will meet all obligations and exploration commitments to December 31, 2008.

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

These consolidated financial statements include the accounts of (i) GeoGlobal Resources Inc., from the date of acquisition, being August 29, 2003, (ii) GeoGlobal Resources (India) Inc., incorporated under the Business Corporations Act (Alberta), Canada on August 21, 2002 and continued under the Companies Act of Barbados, West Indies on June 27, 2003, which is a wholly-owned subsidiary of GeoGlobal Resources Inc., (iii) GeoGlobal Resources (Canada) Inc., incorporated under the Business Corporations Act (Alberta), Canada on September 4, 2003, which is a wholly-owned subsidiary of GeoGlobal Resources Inc., (iv) GeoGlobal Resources (Barbados) Inc. incorporated under the Companies Act of Barbados, West Indies on September 24, 2003, which is the wholly-owned subsidiary of GeoGlobal Resources (Canada) Inc., and (v) GGR Oil & Gas (India) Private Limited, incorporated under the Companies Act, 1956, Maharashtra, India on May 5, 2006.

b)         Property and Equipment
Computer and office equipment are recorded at cost, with depreciation provided for on a declining-balance basis at 30% per annum.

FS 81

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

2.         Significant Accounting Policies (continued)

c)	Joint operations
The majority of the Company's petroleum and natural gas activities are conducted jointly with others.  The Company’s undivided interests in joint operations are consolidated on a proportionate basis.

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

e)        Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments made by owners and distributions to owners.  Comprehensive loss consists only of net loss for all periods presented.

f)	Use of estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are used for, the useful lives of property and equipment, income tax valuation allowances, valuation of stock-based compensation, asset retirement obligations, realizable value of oil and gas interests and contingencies.  Actual results may differ from these estimated amounts.

g)	Financial instruments

The Company has estimated the fair value of its financial instruments which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and due to related companies.  The Company used market information available as at period end to determine that the carrying amounts of such financial instruments approximate fair value in all cases.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.

h)         Cash and cash equivalents
Cash and cash equivalents include cash on hand, balances with banks and short-term deposits with original maturities of three months or less.

i)         Foreign currency translation

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

j)         Income taxes

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

FS 82

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

2.         Significant Accounting Policies (continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for the Company in its fiscal year 2007.

In accordance with FIN 48, the Company will recognize interest and penalties related to uncertain tax positions in income tax expense.  During the year ended December 31, 2007, the Company did not incur interest and/or penalties related to uncertain tax positions.

The Company assesses the likelihood that the future income tax assets will be recovered from future taxable income and, to the extent that a recovery cannot be considered "more likely than not," a valuation allowance is established.

k)         Stock-based compensation plan
The Company maintains a stock-based compensation plan, which stock options are granted to employees, directors and non-employee consultants.  Prior to January 1, 2006, the Company used the intrinsic value method of accounting for employee and director stock-based compensation.  As all options have been granted at exercise prices based on the market value of the Company's common shares at the date of grant, no compensation cost was recognized under the intrinsic value based method of accounting.

In December, 2004, the Financial Accounting Standards Board issued a revision to Standard 123, Accounting for Stock-Based Compensation.  The Statement of Financial Accounting Standards 123(R), Share-Based Payment ("FAS 123(R)"), requires the recognition of compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model.  Compensation expense is recorded over the awards' respective requisite service, with corresponding entries to additional paid-in capital.

The Company adopted FAS 123(R) using the modified-prospective-transition method on January 1, 2006.

The Company records the expense of options granted to non-employee consultants for such services based on the estimated fair value of the equity instrument using the Black-Scholes option-pricing model on the measurement date.  The Company re-measures the fair value of the unvested portion of stock-based awards to non-employees at each financial reporting date until the options are fully vested.

l)         Warrants
In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants were reported as equity instruments and recorded at fair market value on the date of issuance.

FS 83

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

2.         Significant Accounting Policies (continued)

m)         Oil and gas interests
 i)         Revenue recognition
Revenue associated with the production and sales of crude oil, natural gas and natural gas liquids owned by the Company will be recognized when production is sold to a purchaser at a fixed or determinable price when delivery has occurred and title passes from the Company to its customer, and if the collectibility of the revenue is probable.

ii)	Capitalized costs
The Company follows the full cost method of accounting for its oil and natural gas interests.  Under this method all costs related to the exploration for and development of oil and natural gas interests are capitalized.  Costs include land acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells and related overhead costs.  Proceeds from the sale of properties will be applied against capitalized costs, without any gain or loss being realized, unless such sale would significantly alter the relationship between capital costs and proven reserves of petroleum and natural gas attributable to the cost center.

iii)         Depletion
Upon the commencement of production of economic quantities of oil and gas, depletion of exploration and development costs and depreciation of production equipment will be provided on a country-by-country basis using the unit-of-production method based upon estimated proven oil and natural gas reserves.  The costs of acquiring and evaluating unproven properties and major development projects will be excluded from costs subject to depletion until it is determined whether or not proven reserves are attributable to the properties, the major development projects are completed, or impairment occurs.  For depletion and depreciation purposes, relative volumes of petroleum and natural gas production and reserves will be converted into equivalent units based upon estimated relative energy content.

iv)         Ceiling test
In applying the full cost method, the Company will be calculating a ceiling test whereby the carrying value of oil and natural gas interests and production equipment, net of recorded deferred income taxes is limited to the present value of after-tax future net revenues from proven reserves, discounted at 10% (based on prices and costs at the balance sheet date calculated quarterly), plus the lower of cost and fair value of unproven properties.  Should this comparison indicate an excess carrying value, the excess will be charged against earnings as additional depletion and depreciation.  Unproven properties are assessed quarterly for possible impairments or reductions in value.

v)       Asset retirement obligations
The fair values of estimated asset retirement obligations are recorded as liabilities when incurred and the associated cost is capitalized as part of the cost of the related asset.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  The liabilities are accreted as operating expense for the change in their present value.  The initial capitalized costs are included in depletion expense in a manner consistent with the related assets.  Changes in the estimated obligation resulting from revisions to the estimated timing or amount of undiscounted cash flows are recognized as a change in the asset retirement obligation and related asset.  Actual expenditures incurred are charged against the accumulated obligation.  If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

FS 84

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

2.         Significant Accounting Policies (continued)

vi)         Concentration of risk
The majority of the Company's capitalized costs for oil and gas interests are incurred with one major operator in India.  The Company relies on the operator in fulfilling its obligations and meeting the terms of its contracts with the Government of India.  In addition, the Company relies on the operator for discovering economically recoverable reserves and their ability to market those reserves at prices that will yield a return on our investment to us.

3.         Interest in cash and cash equivalents

Interest earned during the year ended December 31, 2007 was US$2,165,920 (December 2006 - US$1,744,697 and December 31, 2005 - $462,174) on our cash and cash equivalents held in term deposits.  Interest earned was based upon an annual average rate of 4.92% (December 31, 2006 - 4.81%).

4.         Property and Equipment

	December 31, 2007 US$	December 31, 2006 US$

Computer and office equipment	381,905	324,419
Accumulated depreciation	(224,507)	(169,082)
	157,398	155,337
Office condominium deposit	--	28,090
	157,398	183,427

5.         Oil and Gas Interests

US$
Exploration costs incurred in:
2002	21,925
2003	178,829
2004	506,269
2005	3,250,700
2006	8,163,611
Period from Inception, Aug 21, 2002 to Dec 31, 2006 (restated note 8(c))	12,121,334

2007	14,978,213
Balance – December 31, 2007	27,099,547

FS 85

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

5.	Oil and Gas Interests (continued)

a)         Exploration costs
The exploration costs incurred to date are not subject to depletion.  These exploration costs cover ten exploration blocks, known as the KG Offshore and Onshore Blocks, the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block, the DS 03 and DS 04 Blocks, the Tarapur Block and RJ Block 20 and RJ Block 21.  In addition, exploration costs include costs incurred in evaluating and bidding on other blocks in Egypt and the Middle East.

b)         Capitalized overhead costs (Restated note 8(c))
Included in the US$14,950,123 of exploration cost additions during the year ended December 31, 2007 (year ended December 31, 2006 - US$8,163,611) are certain overhead costs capitalized by the Company in the amount of US$2,218,054 (year ended December 31, 2006 - US$2,791,520) directly related to the exploration activities in India.  The capitalized overhead amount includes capitalized stock-based compensation of US$852,004 (year ended December 31, 2006 - US$1,424,225) (see note 8b) of which US$133,117 (year ended December 31, 2006 – US$323,283) was for the account of a related party (see note 10c).  Further, the capitalized overhead amount includes US$1,011,050 (year ended December 31, 2006 - US$1,000,705) which was paid to third parties.  The balance of US$355,000 was paid to and on behalf of a related party (year ended December 31, 2006 - US$366,590) (see note 10c).  These costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 5c).

c)	Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a CIA with GSPC, which grants the Company a 10% Carried Interest (“CI”) (net 5% - see note 5d) in the KG Offshore Block.  The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the CIA, all of GeoGlobal's and Roy Group (Mauritius) Inc.'s (“RGM”), a related party (note 10b), proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block.  GeoGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.

As at December 31, 2007, GSPC has incurred costs of Rs 246.20 crore (approximately US$57.3 million) (December 31, 2006 - Rs 114.96 crore (approximately US$26.1 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

GeoGlobal has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to GeoGlobal under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of GeoGlobal (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of US$59.23 million (10% being US$5.92 million).  GeoGlobal disputes this assertion of GSPC.  See note 13d.

FS 86

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

5.	Oil and Gas Interests (continued)

d)	Participating Interest Agreement
On March 27, 2003, GeoGlobal entered into a Participating Interest Agreement (“PIA”) with RGM, whereby GeoGlobal assigned and holds in trust for RGM subject to GOI consent, 50% of the benefits and obligations of the PSC covering the KG Offshore Block and the CIA leaving GeoGlobal with a net 5% participating interest ("PI") in the KG Offshore Block and a net 5% CI in the CIA.  Under the terms of the PIA, until the GOI consent is obtained, GeoGlobal retains the exclusive right to deal with the other parties to the KG Offshore Block and the CIA and is entitled to make all decisions regarding the interest assigned to RGM, RGM has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by GeoGlobal in regard to RGM's interest and to be liable to GeoGlobal for its share of all costs, interests, liabilities and obligations arising out of, or relating to, the RGM interest.  RGM has agreed to indemnify GeoGlobal against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM's failure to pay the same.  Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the KG Offshore Block.  GeoGlobal has a right of set-off against sums owing to GeoGlobal by RGM.  In the event that the Indian government consent is delayed or denied, resulting in either RGM or GeoGlobal being denied an economic benefit it would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the PIA.  As a consequence of this transaction the Company reports its holdings under the KG Offshore Block and CIA as a net 5% PI.

e)         Deed of Assignment and Assumption
On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% PI in the onshore Tarapur Block, subject to obtaining the consent of the GOI to the assignment.  Such consent was received effective August 24, 2006.  The Tarapur Block covers an area of approximately 1,211 square kilometers in the Cambay Basin, located in the State of Gujarat.  Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery on the Tarapur Block by acquiring a 30% PI as provided under the PSC.  The exercise of this right would result in the reduction of our PI to 14%.

Phase III under the PSC for this exploration block expired on November 22, 2007.  GSPC as operator, on behalf of the consortium partners has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to November 22, 2008 to complete an additional work program of drilling five wells and to retain the area in the block covered by 3-D seismic.  GOI consent to this application has not yet been approved or received.  The consortium also agreed that it would provide a 35% bank guarantee of US$3.1 million and a 30% cash payment as agreed pre-estimated liquidated damages for the additional minimum work program (the Company's share is US$773,000 and US$662,000 respectively).  The Company has accrued an amount of $662,000 as an estimate for it's share of such agreed pre-estimated liquidated damages.

FS 87

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

5.         Oil and Gas Interests (continued)

f)         Production Sharing Contracts
i)	Exploration Block KG-OSN-2001/3 (also referred to as “KG Offshore Block”)

On February 4, 2003, GeoGlobal, as to a 10% PI (net 5% - see note 5d) together with its joint venture participants, Jubilant Oil & Gas Pvt. Ltd. ("Jubilant") and GSPC, as to their 10% and 80% PI respectively, entered into a PSC with respect to the KG Offshore Block with the GOI.  The KG Offshore Block covers an area of approximately 1,850 sq kms and is located offshore on the east coast of India in the Krishna Godavari Basin.  See also Carried Interest Agreement note 5c.  The PSC on this KG Offshore Block allows the joint venture participants to explore for petroleum and natural gas over a 6.5 year period commencing March 12, 2003 subject to the work commitment as outlined in note 13c.

ii)	Exploration Block CB-ONN-2002/2 (also referred to as “Mehsana Block”)

On February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Jubilant and GSPC as to their 30% and 60% PI respectively, entered into a PSC with respect to the Mehsana Block with the GOI.  The Mehsana Block covers an area of approximately 125 sq kms in the Cambay Basin, located in the State of Gujarat.  The PSC on this Mehsana Block allows the joint venture participants to explore for petroleum and natural gas over a 6 year period commencing May 31, 2004 subject to the work commitment as outlined in note 13b.

iii)	Exploration Block CB-ONN-2002/3 (also referred to as “Sanand/Miroli Block”)

On February 6, 2004, GeoGlobal as to its 10% PI, along with its joint venture participants, Jubilant, GSPC, and Prize Petroleum Company Limited as to their 20%, 55% and 15% PI respectively, entered into a PSC with respect to the Sanand/Miroli Block with the GOI.  The Sanand/Miroli Block covers an area of approximately 285 sq kms in the Cambay Basin, located in the province of Gujarat.  The PSC on this Sanand/Miroli Block allows the joint venture participants to explore for petroleum and natural gas over a 6 year period commencing July 29, 2004 subject to the work commitment as outlined in note 13b.

iv)	Exploration Block CB-ONN-2003/2 (also referred to as “Ankleshwar Block”)

On September 23, 2005, GeoGlobal as to its 10% PI, along with its joint venture participants, Gail (India) Ltd., Jubilant Capital Pvt. Ltd. and GSPC as to their 20%, 20% and 50% PI respectively, entered into a PSC with respect to the Ankleshwar Block with the GOI.  The Ankleshwar Block covers an area of approximately 448 sq kms in the Cambay Basin, located in the province of Gujarat.  The PSC on this Ankleshwar Block allows the joint venture participants to explore for petroleum and natural gas over a 7 year period commencing April 1, 2006 subject to the work commitment as outlined in note 13b.

v)	Exploration Block DS-ONN-2003/1 (also referred to as “DS 03 Block”)

On September 23, 2005, GeoGlobal as to its 100% PI entered into a PSC with respect to the DS 03 Block with the GOI.  The DS 03 Block covers an area of approximately 3,155 sq kms in the Deccan Syneclise Basin, located in the northern portion of the State of Maharashtra in West Central India.  The PSC on this DS 03 Block allows GeoGlobal to explore for petroleum and natural gas over a 7 year period commencing September 4, 2006 subject to the work commitment as outlined in note 13b.

FS 88

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

5.         Oil and Gas Interests (continued)

vi)	Exploration Block KG-ONN-2004/1 (also referred to as “KG Onshore Block”)

On March 2, 2007, GeoGlobal as to its 10% PI, along with its joint venture participants, OIL as to their 90% PI, entered into a PSC with respect to the KG Onshore Block with the GOI.  The KG Onshore Block covers an area of approximately 548 sq kms in the Krishna Godavari Basin, located onshore on the east coast of India in the State of Andhra Pradesh in the Krishna Godavari Basin.  The PSC on this KG Onshore Block allows the joint venture participants to explore for petroleum and natural gas over a 7 year period commencing February 18, 2008, subject to the work commitment as outlined in note 13b.

vii)	Exploration Block DS-ONN-2004/1 (also referred to as “DS 04 Block”)

On March 2, 2007, GeoGlobal as to its 100% PI entered into a PSC with respect to the DS 04 Block with the GOI.  The DS 04 Block covers an area of approximately 2,649 sq kms in the Deccan Syneclise Basin, located in the northern portion of the State of Maharashtra. The PSC on this DS 04 Block allows GeoGlobal to explore for petroleum and natural gas over an 8 year period commencing June 7, 2007 subject to the work commitment as outlined in note 13b.

viii)	Exploration Block RJ-ONN-2004/2 (also referred to as “RJ Block 20”)

On March 2, 2007, GeoGlobal as to its 25% PI, along with its joint venture participant, OIL as to their 75% PI, entered into a PSC with respect to the RJ Block 20 with the GOI.  The RJ Block 20 covers an area of approximately 2,196 sq kms in the Rajasthan Basin, located onshore in the northern portion of the State of Rajasthan in North Western India.  The PSC on this RJ Block 20 allows the joint venture participants to explore for petroleum and natural gas over a 7 year period commencing January 21, 2008, subject to the work commitment as outlined in note 13b.

ix)	Exploration Block RJ-ONN-2004/3 (also referred to as “RJ Block 21”)

On March 2, 2007, GeoGlobal as to its 25% PI, along with its joint venture participant, OIL as to their 75% PI, entered into a PSC with respect to the RJ Block 21 with the GOI.  The RJ Block 21 covers an area of approximately 1,330 sq kms in the Rajasthan Basin, located onshore in the northern portion of the State of Rajasthan in North Western India.  The PSC on this RJ Block 21 allows the joint venture participants to explore for petroleum and natural gas over a 7 year period commencing January 21, 2008, subject to the work commitment as outlined in note 13b.

6.         Asset Retirement Obligation

Asset retirement obligations are recorded for an obligation where the Company will be required to retire, dismantlement, abandon and restore tangible long-lived assets.

The following table summarizes the changes in the asset retirement obligation:

	December 31, 2007 US$	December 31, 2006 US$

Asset retirement obligation at beginning of year	--	--
Obligations incurred	318,922	--

Asset retirement obligation at end of year	318,922	--

In determining the fair value of the asset retirement obligations, the estimated cash flows of new obligations incurred during the year have been discounted at 8.0% (2006 – Nil). The total undiscounted amount of the estimated cash flows required to settle the obligations is US$689,000 (2006 – US$nil). The obligations will be settled on an ongoing basis over the useful lives of the operating assets, which extend up to 10 years in the future.

FS 89

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

7.         Capital Stock

a)         June 2007 Financing
During June 2007, GeoGlobal completed the sale of 5,680,000 Units of its securities at US$5.00 per Unit for aggregate gross cash proceeds of US$28,400,000.

Each Unit is comprised of one common share and one half of one warrant.  One full warrant ("2007 Stock Purchase Warrant") entitles the holder to purchase one additional common share for US$7.50, for a term of two years expiring June 20, 2009.  In addition, compensation options ("2007 Compensation Options") were issued to the placement agents entitling them to purchase an aggregate of 340,800 common shares at an exercise price of US$5.00 per share until June 20, 2009.  The 2007 Stock Purchase Warrants and the 2007 Compensation Options are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is US$12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and the shares issuable on exercise of the 2007 Stock Purchase Warrants and the 2007 Compensation Options have been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired. In such events, the term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the term.  At December 31, 2007 since not all such events have occurred, the accelerated expiration of the term for the 2007 Stock Purchase Warrants and the 2007 Compensation Options has not been triggered.

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

Costs of US$2,612,973 were incurred in issuing shares in these transactions which included a fee paid to the placement agents of US$1,704,000 along with the 2007 Compensation Options with a fair value of US$705,456 with respect to the sale of the 5,680,000 Units.  The Company assigned a fair value to the 2007 Compensation Options based on the same Black-Scholes option-pricing model and the same weighted average assumptions as used for the valuation of the 2007 Stock Purchase Warrants above.

The total share issuance costs of US$2,612,973 associated with the private placement financing were allocated to the common shares and the 2007 Stock Purchase Warrants on the same basis utilized for the allocation of the private placement financing proceeds as follows:

	Common Shares	2007 Stock Purchase Warrants	Total
	US$	US$	US$

Proceeds from private placement financing	24,992,000	3,408,000	28,400,000
Issuance costs from private placement financing	(2,299,416)	(313,557)	(2,612,973)
Balance December 31, 2007	22,692,584	3,094,443	25,787,027

FS 90

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

7.         Capital Stock (continued)

Also, pursuant to the terms of the transaction, GeoGlobal entered into a Registration Rights Agreement with the placement agents whereby the Company agreed to prepare and file at its expense with the United States Securities and Exchange Commission ("SEC") as promptly as practicable and in any event prior to 5:00 pm eastern time on August 17, 2007 a registration statement under the US Securities Act of 1933, as amended (the "Act"), for an offering on a continuous shelf basis of the shares of Common Stock included in the Units and issuable on exercise of the 2007 Purchase Warrants included in the Units and the shares of Common Stock issuable to the placement agents on exercise of the 2007 Compensation Options.  Such registration statement was filed on August 17, 2007 and was subsequently declared effective by the SEC on December 3, 2007.

b)         September 2005 Financing
During September 2005, GeoGlobal completed the sale of 3,252,400 Units of its securities at US$6.50 per Unit, together with a concurrent sale of an additional 1,000,000 Units on the same terms, for aggregate gross cash proceeds of US$27,640,600.

Each Unit is comprised of one common share and one half of one warrant.  One full warrant ("2005 Stock Purchase Warrant") entitles the holder to purchase one additional common share for US$9.00, for a term of two years expiring September 2007 which have been extended to June 20, 2009.  The 2005 Stock Purchase Warrants are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is US$12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and issuable on exercise of the 2005 Stock Purchase Warrants has been registered under the Act, and the hold period for Canadian subscribers has expired.  In such events, the warrant term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the warrant term.  At December 31, 2007 no such triggers have occurred.

Costs of US$1,541,686 were incurred in issuing shares in these transactions which included a fee of US$1,268,436 paid to the placement agents with respect to the sale of the 3,252,400 Units, and, in addition, compensation options ("2005 Compensation Options") were issued to the placement agents entitling them to purchase an additional 195,144 Units at an exercise price of US$6.50 per Unit through their expiration in September 2007 which have been extended to June 20, 2009.  The 2005 Compensation Options are also subject to accelerated expiration on the same terms and conditions as the warrants issued in the transaction.

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

The 580,000 Broker Warrants described above entitled the holder to purchase 580,000 common shares at an exercise price of US$1.50 per share.  The Broker Warrants were fully exercised before they expired on December 23, 2005 for gross proceeds of US$870,000.

FS 91

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

7.         Capital Stock (continued)

d)         Warrants and Compensation Options
i)         2007 Compensation Options
As at December 31, 2007, none of the 340,800 2007 Compensation Options were exercised.  If fully exercised, the 2007 Compensation Options would result in the issuance of 340,800 common shares for gross proceeds of US$1,704,000

ii)         2007 Stock Purchase Warrants
As at December 31, 2007, none of the 2,840,000 2007 Stock Purchase Warrants were exercised.  If fully exercised, the 2007 Stock Purchase Warrants would result in the issuance of 2,840,000 common shares for gross proceeds of US$21,300,000.

iii)         2005 Compensation Option Warrants

As at December 31, 2007, none of the 97,572 2005 Compensation Option Warrants have been issued as a result of the 2005 Compensation Options not being exercised.  If the 2005 Compensation Options are exercised and the 2005 Compensation Option Warrants issued, such Warrants if exercised, would result in the issuance of 97,572 common shares for gross proceeds of US$878,148.

iv)	2005 Compensation Options
As at December 31, 2007, none of the 195,144 2005 Compensation Options were exercised.  If fully exercised, the 2005 Compensation Options would result in the issuance of 195,144 Units at an exercise price of US$6.50 resulting in gross proceeds of US$1,268,436.

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Compensation Options and associated 2005 Compensation Option Warrants which were to expire on September 9, 2007, to June 20, 2009 (see note 7f).

v)         2005 Stock Purchase Warrants
As at December 31, 2007, none of the 2005 Stock Purchase Warrants have been exercised.  If all of the 2005 Stock Purchase Warrants were exercised, it would result in the issuance of 2,126,200 common shares for gross proceeds of US$19,135,800.

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Stock Purchase Warrants which were to expire on September 9, 2007, to June 20, 2009 (see note 7f).

vi)         2003 Stock Purchase Warrants
As at December 31, 2007, all 2003 Stock Purchase Warrants have been exercised.

e)         Weighted-average number of shares
In calculating the net loss per share – basic and diluted, the incremental fair value of $1,320,000 associated with the 2005 Stock Purchase Warrants modification has been included in the determination of income attributable to common stockholders (see note 7f).  As all other warrants and options are anti-dilutive, they have been excluded from the net loss per share – diluted calculation.  For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the year ended December 31, 2007 was 64,389,605 (December 31, 2006 - 59,763,629 and December 31, 2005 - 53,058,660).  The numbers exclude the 5,000,000 shares currently held in escrow (see note 9).

FS 92

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

7.	Capital Stock (continued)

f)	Extended warrants and compensation modification
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

8.         Stock Options

a)         The Company’s 1998 Stock Incentive Plan
Under the terms of the 1998 Stock Incentive Plan (the "Plan"), as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan.  As at December 31, 2007, the Company had 2,380,697 (December 31, 2006 – 3,650,697) common shares remaining for the grant of options under the Plan.  The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

b)         Stock-based compensation
The Company adopted FAS 123(R), using the modified-prospective-transition method on January 1, 2006.  Under this method, the Company is required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, the Company recognizes compensation costs over the vesting periods for each separate vested tranche.

FS 93

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

8.         Stock Options (continued)

The following table summarizes stock-based compensation for employees and non-employee consultants:

	Year ended Dec 31, 2007 US $	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2007 US $
		Restated note 8(c)	Restated note 8(c)	Restated note 8(c)
Stock-based compensation
Consolidated Statements of Operations
General and administrative	929,826	1,048,477	--	1,978,303
Consulting fees	(258,832)	539,812	2,681,680	3,307,344
	670,994	1,588,289	2,681,680	5,285,647
Consolidated Balance Sheets
Oil and gas interests	852,004	1,424,225	1,672,576	4,017,289
	1,522,998	3,012,514	4,354,256	9,302,936

Prior to the adoption of FAS 123(R), the Company used the intrinsic value method of accounting for employee and director stock-based compensation. As all options have been granted at exercise prices based on the market value of the Company's common shares at the date of grant, no compensation cost was recognized under the intrinsic value based method of accounting. For the year ended December 31, 2005, and the period from inception August 21, 2002 to December 31, 2005, had employee compensation expense been determined based on the fair value at the grant date consistent with FAS 123 pro-forma net loss and pro-forma net loss per share would have been as follows:

			Year ended Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2005 US$
			Restated note 8(c)	Restated note 8(c)
Pro-forma basis
Stock-based compensation
Oil and gas interests			337,113	438,309
General and administrative			458,766	679,882
Oil and gas interests
As reported			3,957,723	3,957,723
Pro-forma			4,396,032	4,396,032
Net loss
As reported			(3,162,660)	(4,866,348)
Pro-forma			(3,621,426)	(5,546,230)
Net loss per share - basic and diluted
As reported			(0.06)
Pro-forma			(0.07)

i)
At January 1, 2006, the impact of the adoption of FAS123(R) required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods.  In the year ended December 31, 2007 US$48,306 (December 31, 2006 - US$211,128) of this charge was recognized in the Consolidated Statement of Operations as general and administrative expense.  This resulted in an increase in the net loss and comprehensive loss for the respective periods in the same amount and no material impact on the net loss per share – basic and diluted for the periods.  In the year ended December 31, 2007 US$nil (December 31, 2006 - US$89,900) of this charge was capitalized in the Consolidated Balance Sheets as Oil and gas interests, not subject to depletion.

FS 94

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

8.         Stock Options (continued)

ii)
At December 31, 2007, the total compensation cost related to non-vested awards not yet recognized was US$1,348,523 (December 31, 2006 – US$2,485,620) which will be recognized over a weighted-average period of 0.7 years.  The total fair value of all options vested during the year December 31, 2007 was US$1,870,289 (year ended December 31, 2006 - US$1,523,840).

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

c)         Restatement
The years ended December 31, 2006, 2005 and the period from inception August 21, 2002 to December 31, 2006 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

The following is a summary of the effects of this restatement on the Company's Consolidated Balance Sheets and Statements of Stockholders' Equity at December 31, 2006 and 2005 and the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and the period from inception of August 21, 2002 to December 31, 2006.

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

FS 95

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

8.         Stock Options (continued)

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

The restatement had no impact on the Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and from inception of August 21, 2002 to December 31, 2006 and therefore, no changes have been reflected.

d)         Black-Scholes Assumptions
During the years ended December 31, 2007, 2006 and 2005, options of 830,000, 1,765,000 and 1,035,000 respectively were granted to the Company's directors and employees under the terms of the 1998 Stock Incentive Plan.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:
	Year ended Dec 31, 2007	Year ended Dec 31, 2006	Year ended Dec 31, 2005
		Restated note 8(c)	Restated note 8(c)
Fair value of stock options granted	US$1.80	US$1.52	US$1.06
Risk-free interest rate	4.94%	4.13%	2.75%
Volatility	66%	70%	102%
Expected life	1.6 years	1.6 years	1.8 years
Dividend yield	0%	0%	0%
i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on historical volatility of the Company's stock and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

FS 96

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

8.         Stock Options (continued)

During the years ended December 31, 2007, 2006 and 2005, options of 625,000, 490,000 and 725,000, respectively were granted to non-employee consultants, in exchange for services under the terms of the 1998 Stock Incentive Plan.  The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of services rendered.  The fair value of the stock options granted to non-employee consultants is calculated at each reporting date using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Year ended Dec 31, 2007	Year ended Dec 31, 2006	Year ended Dec 31, 2005
		Restated note 8(c)	Restated note 8(c)
Fair value of stock options at reporting date	US$1.10	US$4.15	US$4.52
Risk-free interest rate	3.94%	4.89%	3.33%
Volatility	61%	86%	103%
Expected life	0.9 years	0.9 years	0.5 years
Dividend yield	0%	0%	0%

e)         Stock option table
The following table summarized option activity during the year ended December 31, 2007:

Options	Shares #	Weighted Average Exercise Price per Share US$	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value US$

Outstanding at January 1, 2007	3,517,500	3.32	--	--
Granted	1,455,000	5.15	--	--
Exercised	(317,500)	1.01	--	--
Forfeited or expired	(185,000)	5.15	--	--
Outstanding at December 31, 2007	4,470,000	4.04	4.38	4,554,000
Exercisable at December 31, 2007	3,020,833	3.62	4.66	4,339,000

During the years ended December 31, 2007 and December 31, 2006, cash received on exercise of stock options was US$320,675 and US$2,958,890 respectively.  The weighted-average grant-date fair value of stock options granted to employees and directors during 2007 and 2006 was US$1.81 and US$1.38, respectively

FS 97

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

8.         Stock Options (continued)

Stock option table
During the year ended December 31, 2007, the options as set out below were granted for services provided to the Company:

		Fair Value					Forfeited (f)
	Option	at Original				Granted	Expired (x)		Balance
Grant	exercise	Grant	Expiry	Vesting	Balance	during	Exercised (e)	Balance	Exercisable
date	price	Date	date	date	Dec 31/06	the year	during the year	Dec 31/07	Dec 31/07
mm/dd/yy	US $	US$	mm/dd/yy	mm/dd/yy	#	ii) #	iv) #	iii) #	#

01/17/05	1.01	0.38	06/30/07	Vested	352,500	--	317,500 (e) 35,000 (x)	--	--
01/18/05	1.10	0.62	08/31/08	Vested	600,000	--	--	600,000	600,000
06/14/05	3.49	1.55	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	2.38	08/24/08	Vested	110,000	--	--	110,000	110,000
10/03/05	6.81	3.07	10/03/15	Vested	16,666	--	--	16,666	16,666
10/03/05	6.81	3.83	10/03/15	Vested	16,667	--	--	16,667	16,667
10/03/05	6.81	4.38	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	2.06	06/14/16	Vested	200,000	--	--	200,000	200,000
07/25/06	3.95	1.14	12/31/09	Vested	100,000	--	--	100,000	100,000
07/25/06	3.95	1.39	12/31/09	Vested	660,000	--	--	660,000	660,000
07/25/06	3.95	1.60	12/31/09	Vested	50,000	--	--	50,000	50,000
07/25/06	3.95	1.78	12/31/09	07/25/08	145,000	--	--	145,000	--
07/25/06	3.95	2.01	12/31/09	07/25/09	70,000	--	--	70,000	--
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
11/24/06	7.52	2.47	11/24/09	Vested	10,000	--	--	10,000	10,000
11/24/06	7.52	2.92	11/24/09	Vested	10,000	--	--	10,000	10,000
11/24/06	7.52	3.70	11/24/09	12/31/08	10,000	--	--	10,000	--
03/30/07	6.11	2.02	03/30/10	12/31/07	--	50,000	50,000 (f)	--	--
03/30/07	6.11	2.69	03/30/10	12/31/08	--	50,000	50,000 (f)	--	--
03/30/07	6.11	2.82	03/30/10	03/30/09	--	50,000	50,000 (f)	--	--
05/16/07	5.09	1.51	05/16/10	Vested	--	10,000	--	10,000	10,000
05/16/07	5.09	2.09	05/16/10	12/31/08	--	10,000	--	10,000	--
05/16/07	5.09	2.09	05/16/10	05/31/09	--	10,000	--	10,000	--
06/20/07	5.06	2.08	06/20/17	06/20/08	--	200,000	--	200,000	--
07/03/07	5.03	1.70	12/31/10	Vested	--	35,000	--	35,000	35,000
07/03/07	5.03	1.70	12/31/10	Vested	--	10,000	--	10,000	10,000
07/03/07	5.03	1.70	12/31/10	Vested	--	42,500	--	42,500	42,500
07/03/07	5.03	1.70	12/31/10	07/03/08	--	847,500	--	847,500	--
07/03/07	5.03	1.98	12/31/10	12/31/08	--	20,000	--	20,000	--
07/03/07	5.03	2.25	12/31/10	07/03/09	--	120,000	--	120,000	--
					3,517,500	1,455,000	502,500	4,470,000	3,020,833

FS 98

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

9.         Acquisition

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

FS 99

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

10.         Related Party Transactions

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.

a)         Note payable
On August 29, 2003, as part of the Acquisition (note 9), a US$2,000,000 promissory note was issued to the sole shareholder of GeoGlobal India.  On each of August 29, 2003, October 15, 2003, January 15, 2004 and June 30, 2004, US$500,000 of the note was repaid.  The promissory note was non-interest bearing and the capital stock of GeoGlobal India collateralized the repayment of the note.  The collateral has been released.

b)         Roy Group (Mauritius) Inc.
Roy Group (Mauritius) Inc. is related to the Company by common management and is controlled by an officer and director of the Company who is also a principal shareholder of the Company.  On March 27, 2003, the Company entered into a PIA (note 5d) with the related party.

c)         Roy Group (Barbados) Inc. (“Roy Group”)
Roy Group is related to the Company by common management and is controlled by an officer and director of the Company who is also a principal shareholder of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement ("TSA") with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The term of the agreement, as amended, extends through December 31, 2008 and continues for successive periods of one year thereafter.   Roy Group receives consideration of US$350,000 per year, as outlined and recorded below:

	Year ended Dec 31, 2007	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Period from Inception, Aug 21, 2002 to Dec 31, 2007
	US $	US $	US $	US$
Consolidated Statement of Operations
Consulting fees	70,000	70,000	62,000	268,667
Consolidated Balance Sheets
Oil & gas interests	280,000	280,000	248,000	1,074,666
	350,000	350,000	310,000	1,343,333

During the year, the Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	33,279	80,821	--	114,100
Consolidated Balance Sheets
Oil & gas interests	133,117	323,283	--	456,400
	166,396	404,104	--	570,500

FS 100

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

10.         Related Party Transactions (continued)

Roy Group was also reimbursed on a cost recovery basis, for travel, hotel, meals and entertainment expenses as outlined and recorded below:

	Year ended Dec 31, 2007	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Period from Inception, Aug 21, 2002 to Dec 31, 2007
	US $	US $	US $	US$
Consolidated Statement of Operations
General and administrative	--	47,820	45,430	153,539
Consolidated Balance Sheets
Accounts receivable	--	227	1,020	21,597
Oil & gas interests	75,000	86,590	127,295	459,387
Property and equipment	--	--	1,610	37,595
	75,000	134,637	175,355	672,118

At December 31, 2007, the Company owed Roy Group (Barbados) Inc. US$33,192 (December 31, 2006 - US$29,976) for services provided pursuant to the TSA and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

d)         D.I. Investments Ltd. (“D.I.”)
D.I. is related to the Company by common management and is controlled by an officer and director of the Company.  DI charged consulting fees up to December 31, 2007 for management, financial and accounting services rendered, as outlined and recorded below:

	Year ended Dec 31, 2007	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Period from Inception, Aug 21, 2002 to Dec 31, 2007
	US $	US $	US $	US$
Consolidated Statement of Operations
Consulting fees	185,000	185,000	150,000	701,715

During the year, the Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	166,396	404,104	--	570,500

FS 101

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

10.         Related Party Transactions (continued)

DI was also reimbursed on a cost recovery basis, for office costs, travel, hotel, meals and entertainment expenses incurred during the periods as outlined and recorded below:

	Year ended Dec 31, 2007	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Period from Inception, Aug 21, 2002 to Dec 31, 2007
	US $	US $	US $	US$
Consolidated Statement of Operations
General and administrative	76,573	21,111	59,183	304,329
Consolidated Balance Sheets
Accounts receivable	1,436	13,224	14,165	28,826
Property and equipment	4,909	4,107	--	9,016
	82,918	38,442	73,348	342,171

At December 31, 2007, the Company owed DI US$26,007 (December 31, 2006 - US$nil) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

e)         Amicus Services Inc. (“Amicus”)
Amicus is related to the Company by virtue of being controlled by the brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Year ended Dec 31, 2007	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Period from Inception, Aug 21, 2002 to Dec 31, 2007
	US $	US $	US $	US$
Consolidated Statement of Operations
Consulting fees	55,347	56,257	35,713	195,707

During the year, the Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	(116,426)	269,906	439,877	616,205

Amicus was also reimbursed on a cost recovery basis, for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred during the periods as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	2,841	1,654	685	7,309
Consolidated Balance Sheets
Accounts receivable	2,437	3,725	2,530	12,711
Property and equipment		--	--	1,599
	5,278	5,379	3,215	21,619

At December 31, 2007, the Company owed Amicus Services Inc. US$6,953 (December 31, 2006 - US$3,629) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

FS 102

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

11.         Income Taxes

a)         Income tax expense
The provision for income taxes in the consolidated financial statements differs from the result which would have been obtained by applying the combined Federal, State and Provincial tax rates to the loss before income taxes.  This difference results from the following items:

	Year ended Dec 31, 2007	Year ended Dec 31, 2006	Year ended Dec 31, 2005	Period from Inception, Aug 21, 2002 to Dec 31, 2007
	US $	US $	US $	US$
		Restated	Restated	Restated

Net loss	(1,543,110)	(1,548,803)	(3,162,660)	(7,958,261)
Expected tax rate	35.00%	35.00%	35.00%
Expected income tax recovery	(540,089)	(542,081)	(1,106,931)	(2,786,375)
Excess of expected tax rate over tax rate of foreign affiliates	207,595	90,323	55,912	435,217
Non-deductible expenditures	256,147	605,618	965,779	1,972,153
Utilization of non-capital losses	--	(112,501)	--	(112,501)
Acquisition of losses	--	--	--	(4,355,268)
Other	29,289	92,455	4,708	245,087
	(47,058)	133,814	(80,532)	(4,601,687)

Valuation allowance	47,058	(133,814)	80,532	4,601,687
Provision for income taxes	--	--	--	--

b)         Deferred income taxes
The Company has not recognized the deferred income tax asset because the benefit is not more likely than not to be realized.  The components of the net deferred income tax asset consist of the following temporary differences:

	Dec 31, 2007 US $	Dec 31, 2006 US $
		Restated

Difference between tax base and reported amounts of depreciable assets	(83,552)	(53,259)
Non-capital loss carry forwards	2,623,508	2,546,157
Capital loss carry forwards	2,061,731	2,061,731
	4,601,687	4,554,629
Valuation allowance	(4,601,687)	(4,554,629)
Deferred income tax asset	--	--

FS 103

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

11.         Income Taxes (continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 are effective for the Company in its fiscal year 2007.  As a result of the adoption of FIN 48 and as at December 31, 2007, no material unrecognized tax benefits and no adjustments to the Company’s financial position or results of operations were required.

In accordance with FIN 48, the Company will recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007, no interest and penalties related to uncertain tax positions were recorded.

The Company and its subsidiaries file income tax returns in the US federal jurisdiction and other foreign jurisdictions.  The Company is no longer subject to US federal, state and local, or non-US income tax examinations for years before 2002.  There are no income tax examinations currently in process.

c)         Loss carry forwards
i)
At December 31, 2007, the Company has US$8,688,257 of available non-cash capital loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements.

Tax Jurisdiction	Amount US $	Expiry Dates Commence
United States	7,304,375	2023
Canada	109,317	2015
Barbados	1,274,565	2012
	8,688,257

ii)
At December 31, 2007, the Company has US$5,890,659 of available capital loss carry forwards to reduce capital gains for US income tax purposes expiring in 2008, which have not been reflected in these consolidated financial statements.

12.         Segmented Information

The majority of the Company’s oil and natural gas exploration activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	December 31, 2007 US$	December 31, 2006 US$
		Restated note 8(c)
Oil and gas interests
India	24,539,932	12,121,334
Egypt	2,447,061	--
Middle East	112,554	--
	27,099,547	12,121,334

FS 104

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

13.         Commitments, Contingencies and Guarantees

a)         Restricted deposits
i)
The Company’s PSCs relating to exploration blocks onshore and offshore India contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the minimum work program ("MWP") for a particular phase, to be undertaken annually during the budget period April 1 to March 31.  These bank guarantees have been provided to the GOI and serve as guarantees for the performance of such MWP and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.

The term deposits securing these bank guarantees are as follows:

	December 31, 2007	December 31, 2006
	US $	US $
Exploration Blocks - India
Mehsana	155,000	711,445
Sanand/Miroli	920,000	905,000
Ankleshwar	950,000	600,000
Tarapur	940,000	1,200,000
DS 03	175,000	110,000
DS 04	175,000	--
	3,315,000	3,526,445

ii)
Subsequent to the year end, in March 2008, the Company issued three new bank guarantees to the GOI to serve as guarantees as outlined in Note 13a(i) above.  The term deposits securing these bank guarantees are as follows:

US$
Exploration Blocks - India
KG Onshore	1,475,000
RJ 20	1,475,000
RJ 21	1,075,000
4,025,000

iii)
The Company has provided to its bankers as security for credit cards issued to employees for business purposes two term deposits, one in the amount of US$30,000 (December 31, 2006 – US$30,000) and the other in the amount of US$40,480 (Cdn$40,000) (December 31, 2006 – US$34,324 (Cdn$40,000)).

iv)
The Company has entered into a Joint Bidding Agreement with GSPC, and Alkor Petroo Limited relating to exploration activities in Egypt.  Under the terms of the Joint Bidding Agreement, the bidders were required to submit a bank guarantee equal to 2% of the financial commitment under the MWP of the First Exploration Phase which has a term of 4 years.  During the third quarter of 2007, the Company provided to GSPC two bank guarantees totaling US$1,170,000 secured by term deposits of the Company in the same amount, based on their 30% PI (see note 13e).

	December 31, 2007	December 31, 2006
	US $	US $
Exploration Blocks – Egypt
Block 6 N. Hap’y	900,000	--
Block 8 South Diyur	270,000	--
	1,170,000	--

FS 105

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

13.         Commitments, Contingencies and Guarantees (continued)

b)	Production Sharing Contracts

The Company is required to expend funds on the exploration activities to fulfill the terms of the minimum work commitment based on our participating interest pursuant to the PSCs in respect of each of our exploration blocks as follows:

i)
Mehsana Block - The Phase I work commitment is to acquire, process and interpret 75 sq kms of 3D seismic, reprocess 650 LKM's of 2-D seismic and complete a geochemical survey all of which is completed.  Further, the Company is to drill 7 exploratory wells between 1,000 and 2,200 meters before May 20, 2008, of which, 6 wells have completed drilling and 1 well is currently drilling.  The budget for the period April 1, 2008 to March 31, 2009 has not been prepared.  The Company estimates costs to be incurred to complete the Phase I work commitment as well as the Phase II work commitment of drilling 2 additional exploratory wells, to be approximately US$1.0 million.

ii)
Sanand/Miroli Block - The minimum work commitment for Phase I is to be completed by July 28, 2008 and Phase II will expire January 28, 2009.  The work completed to date, which fulfills the Phase I minimum work commitments includes the acquisition of 463 sq kms of 3-D seismic, reprocessing of 1,000 kms of 2-D seismic and conducting a geochemical survey and analysis of 200 samples.  Further GSPC is to drill 12 exploratory wells in Phase I and 3 exploratory wells in Phase II, of which 9 exploratory wells have been drilled along with 1 appraisal well.

The budget for the remaining 3 exploratory wells to be drilled from Phase I and the 3 exploratory wells to be drilled from Phase II together with the drilling of 4 appraisal wells has been prepared for the period of April 1, 2008 to March 31, 2009, at a cost to the Company of approximately US$3.7 million.

The minimum work commitment for Phase II requires the drilling of 2 additional exploration wells.  It is likely that the Company will move into Phase II at an estimated cost to the Company of approximately US$1.0 million.

iii)
Ankleshwar Block - The Phase I minimum work commitment which is to be completed over the three year period April 1, 2006 to March 31, 2009 is to acquire, process and interpret 448 sq kms of 3D seismic, reprocess 650 LKM's of 2-D seismic and complete a geochemical survey and analysis of 500 samples, all of which has been completed.  Further, 14 exploratory wells are to be drilled between 1,500 and 2,500 meters.  These wells have been budgeted to be drilled during the period April 1, 2008 to March 31, 2009 at a cost to the Company of approximately US$4.2 million.

iv)
DS 03 Block -  The budget estimate for the period April 1, 2008 to March 31, 2009 has been calculated and the Company's 100% PI share of that budget is approximately US$1.3 million.  This budget entails the completion of the gravity and magnetic and geochemical surveys for Phase I along with a 50 LKM 2-D seismic line acquisition.  Upon approval of the budget, the bank guarantee will be required to increase from US$175,000 at December 31, 2007 to approximately US$450,000 for the period April 1, 2008 to March 31, 2009.

FS 106

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

13.         Commitments, Contingencies and Guarantees (continued)

v)
Tarapur Block - Phase III under the PSC for this exploration block expired on November 22, 2007.  GSPC as operator, on behalf of the consortium partners has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to November 22, 2008 to complete an additional work program of drilling five wells under the GOI new extension policy at a cost to the Company of approximately US$2.2 million.  The consortium also agreed that it would provide a 35% bank guarantee and a 30% cash payment as agreed pre-estimated liquidated damages for the additional minimum work program (The Company's share is US$773,000 and US$662,000 respectively).  The Company has accrued an amount of US$662,000 as an estimate for such agreed pre-estimated liquidated damages. GOI consent to this application has not yet been approved or received.

vi)
NELP-VI Blocks - On March 2, 2007, the Company along with its joint venture partners executed PSCs with the GOI for new exploration blocks awarded under the sixth round of the New Exploration Licensing Policy (NELP-VI).  The Company will be required to fund its participating interest for Phase I exploration and development costs incurred in fulfilling the minimum work commitments under these PSCs as outlined below.

1)
KG Onshore Block - Conduct a gravity and magnetic and geochemical survey; reprocess 564 LKM of 2-D seismic; acquire, process and interpret 548 sq kms of 3-D seismic; and drill 12 exploratory wells between 2,000 and 5,000 meters.  The Company's share of these costs is originally estimated to total approximately US$8.5 million for a 10% PI (25% PI – US$21.4 million) over the four years of Phase I commencing February 18, 2008.  On September 14, 2006, prior to the submission of our NELP-VI bid, the Company entered into an agreement with OIL to increase our PI to 25%, subject to the availability of sufficient net worth and GOI consent.  GOI consent is currently outstanding.

The budget estimate for the period April 1, 2008 to March 31, 2009 has been prepared and the Company's proportionate share of the budget at 10% is US$4.2 million and at 25% is US$10.5 million.  This budget entails performing the required surveys and studies including the acquisition of a 548 sq km 3-D seismic acquisition program, reprocessing the 564 LKM of 2-D seismic, a 50 LKM 2-D seismic acquisition program and processing of interpretation thereof for Phase I and the drilling of 3 exploratory wells.

2)
RJ Block 20 - Conduct a gravity and magnetic and geochemical survey; reprocess 463 LKM of 2-D seismic; acquire, process and interpret 250 LKM of 2-D seismic and 700 sq kms of 3-D seismic; and drill a total of 12 exploratory wells between 2,000 and 2,500 meters.  The Company's share of these costs is estimated to total approximately US$10.2 million over the four years of Phase I commencing January 21, 2008.  The budget estimate for the period April 1, 2008 to March 31, 2009 has been prepared and the Company's proportionate share of that budget at 25% PI is US$4.2 million.  This budget entails the completion of the gravity and magnetic and geochemical survey, reprocessing of 463 LKM's of 2-D seismic, acquisition, process and interpret 700 sq kms of 3-D seismic for Phase I and the drilling of 2 exploratory wells.

FS 107

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

13.         Commitments, Contingencies and Guarantees (continued)

3)
RJ Block 21 - Conduct a gravity and magnetic and geochemical survey; reprocess 463 LKM of 2-D seismic; acquire, process and interpret 310 LKM of 2-D seismic and 611 sq kms of 3-D seismic; and drill a total of 8 exploratory wells between 2,000 and 2,500 meters. The Company's share of these costs is estimated to total approximately US$8.1 million over the four years of Phase I commencing January 21, 2008.  The budget estimate for the period April 1, 2008 to March 31, 2009 has been prepared and the Company's proportionate share of that budget at 25% PI is US$3.0 million.  This budget entails the completion of the gravity and magnetic and geochemical survey, reprocessing of 463 LKM's of 2-D seismic, acquisition, process and interpret 611 sq kms of 3-D seismic for Phase I and the drilling of 1 exploratory well.

4)
DS 04 Block - Gravity and magnetic and geochemical surveys; acquire, process and interpret 325 LKM of 2-D seismic; and drill 10 core holes to a depth of approximately 500 meters.  The Company's share of these costs is estimated to total approximately US$1.5 million over the four years of Phase I commencing June 7, 2007.  The budget estimate for the period April 1, 2008 to March 31, 2009 has been calculated and the Company's 100% PI of that budget is approximately US$500,000.  This budget entails the completion of the gravity and magnetic and geochemical surveys for Phase I as well as a 50 LKM 2-D seismic line acquisition.

Under the terms of all the PSCs, the Company is also required to keep in force a financial and performance guarantee, whereby the Company unconditionally and irrevocably guarantees to the GOI to fulfill or cause to be fulfilled all of its obligations under the PSCs.

c)         KG Offshore Block
Under the original terms, this PSC extended for a term of up to 6.5 years commencing on March 12, 2003 with three exploration phases.  The agreement provides that the first two phases cover a period of 2.5 years each, and the last phase covers a period of 1.5 years.  During the first exploration phase, the parties are to acquire, process and interpret 1,250 sq km of 3-D seismic data, reprocess 2,298.4 line kilometers of 2-D seismic data and conduct a bathymetric survey, all of which has been completed.  In addition, the parties are to drill a total of fourteen exploratory wells between 900 to 4,118 meters.  During the second and third phases, if the parties elect to proceed with them, in addition to bathymetric surveys in connection with each phase, the parties are to drill four exploratory wells between 1,100 to 2,850 meters and two exploratory wells to 1,550 and 1,950 meters, respectively.  GSPC is the operator on the KG Offshore Block.

The first phase of the exploration period relating to the PSC for the KG Offshore Block has expired without the required minimum of at least fourteen exploration wells being drilled during the first phase.  GSPC, as operator and on behalf of the contracting parties, sought from the GOI its consent to an extension of the expiration date of the first phase of the exploration period and also to proceed to the second phase of the exploration period without relinquishing any of the contract area at the end of the first phase. In connection with the process of seeking these consents, on February 24, 2006, the Management Committee for the KG Offshore Block, which includes members representing the GOI, recommended an extension of the first phase of twelve months to March 11, 2007.  On February 9, 2007, GSPC proposed to the Directorate General of Hydrocarbons, a body under the Ministry of Petroleum & Natural Gas (“DGH”) and to the GOI that the contracting parties proceed to the next exploration phase (Phase II) upon completion of Phase I which was to expire on March 11, 2007.  It was also requested, on behalf of the contracting parties, to not relinquish any of the contract area at the end of Phase I.

FS 108

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

13.         Commitments, Contingencies and Guarantees (continued)

On March 12, 2007, DGH noted the option of GSPC, on behalf of the contracting parties, to enter Phase II and advised that entry into Phase II, effective March 12, 2007, would be subject to the following conditions: (1) Any decision by the GOI on the substitution of the Work Program of Phase I will be binding on the contracting parties; and (2) Any decision by the GOI on relinquishment of the 25% of original contract Area (ie. 462 sq. kms.) under the PSC would be binding on the contracting parties.  The extension of Phase I to March 11, 2007 would be deducted from Phase II.  As such, Phase II had a term of one year and was to expire March 11, 2008 and four additional wells would be required to be drilled between 1,100 and 2,850 meters.

On July 4, 2007, the Directorate General of Hydrocarbons ("DGH"), a body under the Ministry of Petroleum & Natural Gas, advised GSPC and GeoGlobal that, because of the worldwide supply and availability shortage of offshore drilling rigs, on June 27, 2007 the GOI had issued two new policy guidelines.  Policy I covers the merging of the duration of the exploration phases I and II of PSCs granted under NELP III and NELP IV into a new phase to be called New Phase I and to merge the MWP of Phase II and III to be called New Phase II.  Policy II covers the substitution of additional meterage drilled in deeper wells against the total meterage commitment as part of the minimum work program ("MWP") in the PSCs.

On July 12, 2007, GSPC, on behalf of the contracting parties for the KG Offshore Block, notified the DGH that it was exercising the option granted under the Policy I of the new policies to (1) request a merger of the duration of the exploration Phases I and II of the KG Offshore Block work program , now referred to as the New Phase I with the effect of establishing a new work program phase expiring March 11, 2008 and (2) to merge the MWP of Phase II and Phase III into a new phase to be called New Phase II.  In addition, GSPC exercised the option under Policy II to substitute a total meterage drilled commitment in the new work program phase that would be irrespective of the number of wells drilled.  Under these new policies, any contractors who exercise this option would be required to relinquish 50% of the contract area at the end of the New Phase I.

On July 13, 2007, the Operating Committee under the KG Offshore Block PSC approved GSPC’s recommendation of exercising the option under the policy guidelines  The MWP for the New Phase I would be to drill 33,102 meters.  GSPC informed DGH in a Management Committee Meeting held on September 24, 2007 that as at September 17, 2007 a total of 33,224 meters have been drilled, and as such, subject to the GOI approval of the merger of Phases I and II, the MWP for the New Phase I has been completed.  At the end of the New Phase I on March 11, 2008, the contracting parties will be required to relinquish 50% of the Contract Area of the KG Offshore Block that is not a Discovery or Development Area as defined in the PSC.  The New Phase II would have a term of 1.5 years expiring September 11, 2009 and the drilling of a further 12,250 meters would be required in order to meet the MWP.  Approval of the merger of the Phase I and II into a New Phase I and the merger of the MWP of existing Phase II and Phase III as New Phase II from the GOI is currently outstanding.

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

FS 109

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

13.         Commitments, Contingencies and Guarantees (continued)

The termination of the PSC by the GOI would result in the loss of the Company's interest in the KG Offshore Block other than areas determined to encompass "commercial discoveries".  The PSC sets forth procedures whereby the operator can obtain the review of the Management Committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC.  Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block and, accordingly, as of December 31, 2007, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.

In the event the PSC for the KG Offshore Block is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, the PSC provides that each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the MWP for that phase.  We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the MWP for the phase.

Certain exploration costs related to the KG Offshore Block are incurred solely by and on behalf of the Company in providing its services under the CIA and are therefore not reimbursable under the CIA.  As such, these costs have been capitalized in the Company's accounts under Oil and gas interests and at December 31, 2007, amount to US$5,346,137 (December 31, 2006 - US$3,111,676).

d)         Carried Interest Agreement Dispute
The Company has been engaged in discussions with GSPC seeking a resolution to this dispute, however, no agreement has been reached as of May 30, 2008.  The Company has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to the Company under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of the Company (including the net 5% PI of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of US$59.23 million (10% being US$5.923 million).  Based upon the most recent letter dated February 4, 2008 received from GSPC, GSPC has incurred costs of Rs. 246.20 crore (or approximately US$57.3 million) on behalf of the Company as of December 31, 2007, of which, 50% is for the account of RGM.

The Company has advised GSPC that, under the terms of the CIA, the PSC, and the Joint Operating Agreement dated August 7, 2003 (the “JOA”), GSPC has no right to seek the payment and that it believes the payment GSPC is seeking is in breach of the CIA.  The Company further reminded GSPC, that the Company under the terms of the CIA, shall be carried by GSPC for 100% of its entire share of any costs during the exploration phase prior to the start of commercial production.  The Company obtained the opinion of external Indian legal counsel which supports management's position with respect to the dispute.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.

The annual budget for the KG Offshore Block has been prepared for the twelve month period April 1, 2008 to March 31, 2009.  Estimated gross costs for the upcoming twelve month period is approximately US$599 million.  Accordingly, GSPC is expected to incur costs of approximately US$59.9 million (10% PI) on behalf of the Company (including the 5% PI for RGM) under the terms of the CIA.

FS 110

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

13.         Commitments, Contingencies and Guarantees (continued)

e)         Egyptian Blocks
The Company entered into a Joint Bidding Agreement with GSPC, as operator (50%) and Alkor Petroo Limited of Hyderabad, India (20%) to bid on certain exploration blocks in the Arab Republic of Egypt. The agreement provides that the Company is to have a 30% PI of any concession agreements entered into.

These blocks include offshore exploration Block 6 (also referred to as N. Hap’y) and onshore exploration Block 8 (also referred to as South Diyur) in the Arab Republic of Egypt.  On March 22, 2008 GSPC entered into two concession agreements covering these blocks with the Arab Republic of Egypt.

On January 8, 2008, effective December 31, 2007, the Company entered into two agreements with GSPC. An Assignment Agreement sets out the terms whereby the Company assigned to GSPC all of their rights to receive a 30% participating interest in the two exploration blocks awarded by the Arab Republic of Egypt in exchange for an option (the Option Agreement) exercisable on or before April 30, 2008 to reacquire all or a portion of those rights.  GSPC provided the Company with a 45 day extension of time for exercising the option to June 15, 2008.

In the event the Company exercises the option, the Company will be required to pay to GSPC their pro rata share of all costs and expenses from the effective date of the option agreement (December 31, 2007). The Company will also have to provide to GSPC bank guarantees equal to the remaining 98%, based upon their share of the rights the Company elects to reacquire, of the total financial commitment for conducting the first exploration phase on the two exploration blocks.  If the Company elects to reacquire and participate to the full 30% of the option, these additional bank guarantees would amount to approximately US$56.4 million.  In addition to the non-refundable US$1.17 million of bank guarantees, the Company's oil and gas interests included at December 31, 2007 approximately US$2,447,061 relating to the Company's interests in the two exploration blocks which will be carried forward as an investment in the option pending the Company's determination whether the Company will exercise any portion of the option.

f)         Corporate Head Office
The Company has entered into a lease for office space for a term of two years ending April 30, 2009 at an annual rental of approximately US$103,500.

14.         Comparative figures

a)	As the Company is in its development stage, these figures represent the accumulated amounts of the continuing entity for the period from inception August 21, 2002 to December 31, 2007.

b)	Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

15.	Recent Accounting Standards

a)         Fair Value Measurements
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The FASB has also issued Staff Position FAS 157-2 (“FSP No. 157-2”), which delays the effective date of FAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that FAS 157 and FSP No. 157-2 will have on its consolidated financial statements and FAS 157 will be applied prospectively.

FS 111

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

15.	Recent Accounting Standards (continued)

b)         The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements and FAS 159 will be applied prospectively.

c)         Accounting for Derivative Instruments and Hedging Activities
Statement 161, issued March 2008 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company plans to provide these additional disclosures in the first quarter of 2009.

d)         Business Combinations
In December 2007, the FASB issued FAS No. 141(R), Business Combinations. FAS 141(R) replaces FAS No. 141, Business Combinations. FAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. Generally, FAS 141(R) is effective on a prospective basis for all business combinations completed on or after January 1, 2009. The Company does not expect the adoption of FAS 141(R) to have a material impact on the Company’s financial position or results of operations, provided that the Company does not undertake a significant acquisition or business combination.

e)         Non-controlling Interests in Consolidated Financial Statements.
In December 2007, the FASB Issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“FAS No. 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FAS No. 160 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FS 112

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

16.         Supplementary Disclosures about Oil and Gas Production Activities (Unaudited)

The following information about the Company’s oil and gas activities is presented in accordance with U.S. Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities”.

a)         Reserve Quantity Information
The Company has no proved developed or undeveloped reserves.

b)         Capitalized Costs

	Unevaluated US$	Proved US$	Accumulated DD&A and Valuation Allowances US$	Total Capitalized Costs US$

December 31, 2005
India	3,957,723	--	--	3,957,723
Egypt	--	--	--	--
Other	--	--	--	--
Total capitalized costs	3,957,723	--	--	3,957,723

December 31, 2006
India	12,121,334	--	--	12,121,334
Egypt	--	--	--	--
Total capitalized costs	12,121,334	--	--	12,121,334

December 31, 2007
India	24,539,932	--	--	24,539,932
Egypt	2,447,062	--	--	2,447,062
Other	112,553	--	--	112,553
Total capitalized costs	27,099,547	--	--	27,099,547

FS 113

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

16.         Supplementary Disclosures about Oil and Gas Production Activities (Unaudited) (continued)

c)         Costs incurred

	India US$	Egypt US$	Other US$	Total US$

Total costs incurred before DD&A
Year ended December 31, 2005
Property acquisition costs
Proved	--	--	--	--
Unproved	--	--	--	--
Exploration costs	3,250,700	--	--	3,250,700
Development costs	--	--	--	--
Total costs incurred	3,250,700	--	--	3,250,700

Year ended December 31, 2006
Property acquisition costs
Proved	--	--	--	--
Unproved	--	--	--	--
Exploration costs	8,163,611	--		8,163,611
Development costs	--	--	--	--
Total costs incurred	8,163,611	--	--	8,163,611

Year ended December 31, 2007
Property acquisition costs
Proved	--	--	--	--
Unproved	--	--	--	--
Exploration costs	12,390,508	2,447,062	112,553	14,950,123
Development costs	--	--	--	--
Total costs incurred	12,390,508	2,447,062	112,553	14,950,123

d)         Results of Operations for Producing Activities
The Company had no production in 2007, 2006 or 2005

e)         Standardized Measure of Discounted Future Net Cash Flows
The Company had no proved reserves as of December 31, 2007, 2006 or 2005

FS 114

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

17.         Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information:

	For the three months ended
	March 31	June 30	September 30	December 31
	US$	US$	US$	US$
2007
Interest income	435,693	421,199	694,292	614,736

Net earnings (loss) and comprehensive earnings (loss)
As previously reported	(456,560)	(391,068)	(599,131)	(96,351)
Adjustment	89,763	241,673	354,722	--
As restated	(366,797)	(149,395)	(244,409)	(96,351)

Net earnings (loss) per share – basic and diluted
As previously reported	(0.01)	(0.01)	(0.03)	(0.04)
Adjustment	0.00	0.01	0.01	0.02
As restated	(0.01)	(0.00)	(0.02)	(0.02)

2006
Interest income	399,869	427,749	461,123	462,809

Net earnings (loss) and comprehensive earnings (loss)
As previously reported	(31,726)	(125,873)	(368,527)	(624,564)
Adjustment	33,713	--	(87,769)	(344,057)
As restated	1,987	(125,873)	(456,296)	(968,621)

Net earnings (loss) per share – basic and diluted
As previously reported	0.00	0.00	(0.01)	(0.02)
Adjustment	0.00	0.00	0.00	(0.00)
As restated	0.00	0.00	(0.01)	(0.02)

Quarterly net earnings (loss) and comprehensive earnings (loss) and net earnings (loss) per share – basic and diluted have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

FS 115

TOC

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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	June 4, 2008

/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer and Director	June 4, 2008

/s/ Brent J. Peters Brent J. Peters	Director	June 4, 2008

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	June 4, 2008

/s/ Michael J. Hudson Michael J. Hudson	Director	June 4, 2008

/s/ Dr. Avinash Chandra Dr. Avinash Chandra	Director	June 4, 2008

TOC