Form 10-Q/A
period 2007-03-31
GEOGLOBAL RESOURCES INC.
filed 2008-06-19
CIK 896726

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

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q/A

This Form 10-Q/A Amendment No. 1 is being filed to amend the GeoGlobal Resources Inc. (the “Company”) Quarterly Report on Form 10-Q for the three months ended March 31, 2007. The amendment arose out of a need to restate certain financial statements previously filed with the Securities and Exchange Commission in order to correct certain errors relating to the Company’s reporting of stock based compensation in compliance with FAS 123R.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 15, 2007.  The following items have been amended as a result of the restatement:

Table of Contents

		Page
PART I

Item 1	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	24

Item 4.	Controls and Procedures	43

PART II

Item 6.	Exhibits	43

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2007 US $	December 31, 2006 US $
	Restated note 6d	Restated note 6d
Assets
Current
Cash and cash equivalents	29,534,112	32,362,978
Accounts receivable	159,753	202,821
Prepaids and deposits	143,492	31,232
	29,837,357	32,597,031

Restricted cash (note 9a)	3,194,696	3,590,769
Property and equipment (note 3)	522,521	183,427
Oil and gas interests, not subject to depletion (note 4)	13,765,141	12,121,334

	47,319,715	48,492,561

Liabilities
Current
Accounts payable	439,234	1,888,103
Accrued liabilities	271,130	33,487
Due to related companies (notes 7c, 7d and 7e)	8,896	33,605
	719,260	1,955,195
Stockholders' Equity (note 5)
Capital stock
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
66,228,255 common shares (December 31, 2006 – 66,208,255)	51,637	51,617
Additional paid-in capital	53,330,766	52,900,900
Deficit accumulated during the development stage	(6,781,948)	(6,415,151)
	46,600,455	46,537,366

	47,319,715	48,492,561
See Commitments, Contingencies and Guarantees (note 9) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended Mar 31, 2007 US $	Three months ended Mar 31, 2006 US $	Period from Inception, Aug 21, 2002 to Mar 31, 2007 US $
	Restated note 6d		Restated note 6d
Expenses (notes 6b, 7c, 7d and 7e)
General and administrative	472,576	272,204	3,468,218
Consulting fees	91,201	78,917	4,895,003
Professional fees	231,572	35,741	984,248
Depreciation	11,650	9,689	222,960
	806,999	396,551	9,570,429
Other expenses (income)
Consulting fees recovered	--	--	(66,025)
Equipment costs recovered	--	--	(19,395)
Gain on sale of equipment	--	--	(42,228)
Foreign exchange (gain) loss	(4,509)	1,331	22,038
Interest income	(435,693)	(399,869)	(2,682,871)
	(440,202)	(398,538)	(2,788,481)

Net earnings (loss) and comprehensive earnings (loss) for the period	(366,797)	1,987	(6,781,948)

Net earnings (loss) per share – basic and diluted (note 5f)	(0.01)	0.00

The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended Mar 31, 2007 US $	Three months ended Mar 31, 2006 US $	Period from Inception, Aug 21, 2002 to Mar 31, 2007 US $
	Restated note 6d		Restated note 6d
Cash flows provided by (used in) operating activities
Net earnings (loss)	(366,797)	1,987	(6,781,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,650	9,689	222,960
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 6b)	262,483	85,095	4,877,136
Changes in operating assets and liabilities:
Accounts receivable	43,068	(131,001)	(84,753)
Prepaids and deposits	(112,260)	53,111	(143,492)
Accounts payable	124,033	(32,200)	158,684
Accrued liabilities	--	--	33,487
Due to related companies	(24,709)	(81,356)	(32,860)
	(62,532)	(94,675)	(1,793,014)
Cash flows provided by (used in) investing activities
Oil and gas interests	(1,496,603)	(2,226,981)	(10,452,652)
Property and equipment:	(350,744)	(40,257)	(786,053)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted cash (note 9a)	396,073	(36,374)	(3,194,696)
Changes in investing assets and liabilities:
Cash call receivable	--	(18,421)	--
Accounts payable	(1,572,903)	294,077	231,541
Accrued liabilities	237,643	1,118,000	237,643
	(2,786,534)	(909,956)	(10,846,751)

Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	20,200	2,169,800	46,251,690
Share issuance costs	--	(13,552)	(2,165,871)
Changes in financing liabilities:
Note payable (note 7a)	--	--	(2,000,000)
Accounts payable	--	(10,800)	61,078
Due to shareholder	--	--	--
Due to related companies	--	--	26,980
	20,200	2,145,448	42,173,877

Net increase (decrease) in cash and cash equivalents	(2,828,866)	1,140,817	29,534,112

Cash and cash equivalents, beginning of period	32,362,978	36,037,388	--

Cash and cash equivalents, end of period	29,534,112	37,178,205	29,534,112

Cash and cash equivalents
Current bank accounts	83,453	629,290	83,453
Term deposits	29,450,659	36,548,915	29,450,659
	29,534,112	37,178,205	29,534,112

Cash taxes paid during the period	5,375	15,550	39,463
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

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

4.         Oil and Gas Interests
	March 31, 2007 US$	December 31, 2006 US$
	Restated note 6d	Restated note 6d
Exploration – India
Exploration costs incurred in:
2002	21,925	21,925
2003	178,829	178,829
2004	506,269	506,269
2005	3,250,700	3,250,700
2006	8,163,611	8,163,611
	12,121,334	12,121,334
2007	1,643,807	--
	13,765,141	12,121,334

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

b)         Capitalized overhead costs
Included in the US$1,643,807 of exploration cost additions during the three months ended March 31, 2007 (year ended December 31, 2006 – US$8,163,611) are certain overhead costs capitalized by the Company in the amount of US$841,147 (year ended December 31, 2006 – US$2,791,520) directly related to the exploration activities in India.  The capitalized overhead amount includes capitalized stock-based compensation of US$147,204 (year ended December 31, 2006 - US$1,424,225) (see note 6b) of which US$57,050 (year ended December 31, 2006 – US$323,283) was for the account of a related party (see note 7c).  Further, the capitalized overhead amount includes US$548,943 (year ended December 31, 2006 - US$1,000,705) which was paid to third parties.  The balance of US$145,000 was paid to and on behalf of a related party (year ended December 31, 2006 – US$366,590) (see note 7c).  These costs are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 4c).

c)	Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a CIA with GSPC, which grants the Company a 10% Carried Interest (“CI”) (net 5% - see note 4d) in the KG Offshore Block. The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the CIA, all of GeoGlobal's and Roy Group (Mauritius) Inc.'s (“RGM”), a related party (see note 7b) proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block. GeoGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.

As at March 31, 2007, GSPC has incurred costs of Rs 140.40 crore (approximately US$32.6 million) (December 31, 2006 – Rs 114.96 crore (approximately US$26.1 million)) attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

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

e)         Deed of Assignment and Assumption
On April 7, 2005, the Company entered into a Deed of Assignment and Assumption with GSPC whereby, subject to the terms of the agreement, the Company agreed to acquire and assume and GSPC agreed to assign a 20% PI in the onshore Tarapur exploration block (CB-ON/2).  The assignment of the 20% PI was subject to obtaining the consent of the GOI to the assignment, which consent was received effective August 24, 2006.  As a condition to receiving the GOI consent, the Company provided to the GOI an irrevocable letter of credit in the amount of US$940,000 secured by a term deposit of the Company in the same amount (see note 9a).  This amount represents the Company’s performance guarantee for its 20% PI share of the estimated exploration costs budgeted for the period April 1, 2007 through November 22, 2007.

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

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

5.         Capital Stock

a)         Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $
			Restated note 6d

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 5c)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
Stock-based compensation	--	--	62,913
	55,052,355	40,397	6,680,951

Balance as at December 31, 2003	55,053,355	40,461	6,680,951

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker Warrants exercised for cash (note 5c)	39,100	39	58,611
Stock-based compensation	--	--	350,255
	154,100	154	563,651

Balance as at December 31, 2004	55,207,455	40,615	7,244,602

2005 Transactions
Options exercised for cash	739,000	739	1,004,647
2003 Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036
Broker Warrants exercised for cash (note 5c)	540,900	541	810,809
September 2005 private placement financing (note 5b)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 5b)	--	--	(1,541,686)
Stock-based compensation	--	--	4,354,256
	7,746,800	7,746	37,798,410

Balance as at December 31, 2005	62,954,255	48,361	45,043,012

2006 Transactions
Options exercised for cash (note 5e(i))	2,284,000	2,285	2,706,895
Options exercised for notes receivable	184,500	185	249,525
2003 Purchase Warrants exercised for cash (note 5d(i))	785,500	786	1,962,964
Share issuance costs	--	--	(74,010)
Stock-based compensation (note 6b)	--	--	3,012,514
	3,254,000	3,256	7,857,888

Balance as at December 31, 2006	66,208,255	51,617	52,900,900

2007 Transactions
Options exercised for cash (note 5e(i))	20,000	20	20,180
Stock-based compensation (note 6b)	--	--	409,686
	20,000	20	429,866

Balance as at March 31, 2007	66,228,255	51,637	53,330,766

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
During the three months ended March 31, 2007, 20,000 (December 31, 2006 – 2,468,500) options were exercised at a price of US$1.01 for gross proceeds of US$20,200 (December 31, 2006 - US$2,709,180).

ii)         Compensation Options
As at March 31, 2007, none of the 195,144 Compensation Options were exercised.  When fully exercised, the Compensation Options would result in the issuance of 97,572 compensation option warrants, and the issuance of 195,144 common shares for gross proceeds of US$1,268,436.

f)	Weighted-average number of shares
For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the three months ended March 31, 2007 was 61,214,700 (three months ended March 31, 2006 – 58,542,772).  The number for the three months ended March 31, 2006 and 2005 excludes the 5,000,000 shares currently held in escrow.

6.         Stock Options

a)         The Company’s 1998 Stock Incentive Plan
Under the terms of the 1998 Stock Incentive Plan (the "Plan"), as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan.  As at March 31, 2007, the Company had 3,500,697 (December 31, 2006 – 3,650,697) common shares remaining for issuance under the Plan.  The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

6.         Stock Options (continued)

b)         Stock-based compensation
The Company adopted FAS 123(R), using the modified-prospective-transition method on January 1, 2006. Under this method, the Company is required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, the Company recognizes compensation costs on a straight-line basis over the vesting periods for each separate vested tranche.

The following table summarizes stock-based compensation for employees and non-employee consultants:

	Three months ended Mar 31, 2007 US $	Three months ended Mar 31, 2006 US $	Period from Inception Aug 21, 2002 to Mar 31, 2007 US $
	Restated note 6d	Restated note 6d	Restated note 6d
Stock based compensation
Consolidated Statements of Operations
General and administrative	268,666	85,095	1,317,143
Consulting fees	(6,183)	--	3,559,993
	262,483	85,095	4,877,136
Consolidated Balance Sheets
Oil and gas interests
Exploration costs - India	147,204	515,776	3,312,489
	409,687	600,871	8,189,625

i)
At January 1, 2006, the impact of the adoption of FAS123(R) required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods.  For the three months ended March 31, 2007, March 31, 2006 and for the period from inception August 21, 2002 to March 31, 2007, US$14,073, US$85,095 and US$225,201, respectively of this charge was recognized in the Consolidated Statements of Operations as general and administrative expense resulting in an increase in the net loss and comprehensive loss for the periods in the same amount and no impact on the net loss per share – basic and diluted for the periods.  For the three months ended March 31, 2007 and March 31, 2006, US$nil and US$33,713, respectively of this charge was recognized in the Consolidated Balance Sheets as Oil and gas interests, not subject to depletion.

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

6.         Stock Options (continued)

Prior to the adoption of FAS 123(R), the Company used the intrinsic value method of accounting for employee and director stock-based compensation.  As all options have been granted at exercise prices based on the market value of the Company's common shares at the date of grant, no compensation cost was recognized under the intrinsic value based method of accounting.  For the period from inception August 21, 2002 to December 31, 2005, had employee compensation expense been determined based on the fair value at the grant date consistent with FAS123(R) pro-forma net loss would have been as follows:

Period from Inception, Aug 21, 2002 to Dec 31, 2005 US$
Restated note 6d
Pro-forma basis
Stock-based compensation
Oil and gas interests	438,309
General and administrative	679,882
Oil and gas interests
As reported	3,957,723
Pro-forma	4,396,032
Net loss
As reported	(4,866,348)
Pro-forma	(5,546,230)

c)         Black-Scholes Assumptions

During the periods ended March 31, 2007 and 2006, no options were granted to the Company's directors and employees under the terms of the 1998 Stock Incentive Plan.

During the periods ended March 31, 2007 and 2006, options of 150,000 and nil, respectively, were granted to non-employee consultants in exchange for services under the terms of the 1998 Stock Incentive Plan.   The Company believes that the estimated fair value of the stock options more readily measurable that the fair value of services rendered. The fair value of each option granted to non-employee consultants is calculated at each reporting date using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended Mar 31, 2007 US $	Three months ended Mar 31, 2006 US $
Fair value of stock options granted (per option)	$2.87	$8.57
Risk-free interest rate	5.0%	4.8%
Volatility	76%	73%
Expected life	1.0 years	0.4 years
Dividend yield	0%	--

i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

ii)	Expected volatilities are based on, historical volatility of the Company's stock, and other factors.

iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

GeoGlobal Resources Inc.
(a development sate enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007

6.         Stock Options (continued)

d)         Restatement
The periods ended March 31, 2007, 2006, the period from inception August 21, 2002 to March 31, 2007 and the year ended December 31, 2006 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

The following is a summary of the effects of this restatement on the Company's Consolidated Balance Sheets at March 31, 2007 and December 31, 2006 and the Consolidated Statements of Operations for the periods ended March 31, 2007 and 2006 and for the period from inception of August 21, 2002 to March 31, 2007 and 2006.

	As Reported		Adjustment		As Restated
	Mar 31, 2007 US$		Mar 31, 2007 US$	Period of Inception to Dec 31, 2006 US$	Mar 31, 2007 US$
Balance Sheets
Oil and gas interests	11,431,133		(64,588)	2,398,596	13,765,141
Additional paid-in capital	47,662,044		(154,351)	5,823,073	53,330,766
Deficit accumulated	(3,447,234)		89,763	(3,424,477)	(6,781,948)
Stockholders' equity	44,266,447		(64,588)	2,398,596	46,600,455

	3 months ended Mar 31, 2007 US$	Period of Inception to Mar 31, 2007 US$	3 months ended Mar 31, 2007 US$	Period of Inception to Mar 31, 2007 US$	3 months ended Mar 31, 2007 US$	Period of Inception to Mar 31, 2007 US$
Statements of Operations
General & administrative	387,000	2,897,716	85,576	570,502	472,576	3,468,218
Consulting fees	266,540	2,130,791	(175,339)	2,764,212	91,201	4,895,003
Net loss and comprehensive loss	(456,560)	(3,447,234)	89,763	(3,334,714)	(366,797)	(6,781,948)
Net loss per share - basic and diluted	(0.01)		0.00		(0.01)

	3 months ended Mar 31, 2006 US$	Period of Inception to Mar 31, 2006 US$	3 months ended Mar 31, 2006 US$	Period of Inception to Mar 31, 2006 US$	3 months ended Mar 31, 2006 US$	Period of Inception to Mar 31, 2006 US$
Statements of Operations
General & Administrative	187,109	1,291,825	85,095	85,095	272,204	1,376,920
Consulting fees	78,917	752,249	--	3,026,354	78,917	3,778,603
Stock-based compensation	118,808	118,808	(118,808)	(118,808)	--	--
Net loss and comprehensive loss	(31,726)	(1,871,710)	33,713	(2,992,651)	1,987	(4,864,361)
Net loss per share - basic and diluted	0.00		0.00		0.00

The restatement had no impact on the Consolidated Statements of Cash Flows for the periods ended March 31, 2007 and 2006 and for the period of inception of August 21, 2002 to March 31, 2007 and 2006, therefore, no changes have been reflected.

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

a)         Note payable
On August 29, 2003, as part of an Acquisition, a US$2,000,000 promissory note was issued to the sole shareholder of GeoGlobal India.  On each of August 29, 2003, October 15, 2003, January 15, 2004 and June 30, 2004, US$500,000 of the note was repaid.  The promissory note was non-interest bearing and the capital stock of GeoGlobal India collateralized the repayment of the note.  The collateral has been released.

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

At March 31, 2007, the Company owed DI US$1,333 (December 31, 2006 –US$nil) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

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

At March 31, 2007, the Company owed Amicus Services Inc. US$5,237 (December 31, 2006 – US$3,629) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

8.         Segmented Information

The Company’s petroleum and natural gas exploration activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	Mar 31, 2007 US $	December 31, 2006 US $
Oil & gas interests
India	13,765,141	12,121,334

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

11.         Recent Accounting Standards

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement
The three months ended March 31, 2007, 2006, the period from inception August 21, 2002 to March 31, 2007, and the year ended December 31, 2006 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 TO MARCH 31, 2006

Statements of Operations
Three months ended March 31, 2007 and 2006
During the three months ended March 31, 2007, we had expenses of $806,999 compared with expenses of $396,551 during the three months ended March 31, 2006.  This increase is primarily the result of our continuing increase in the scale of our participation in oil and gas exploration activities.

Our general and administrative expenses increased to $472,576 from $272,204.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.  The increase is primarily the result of an increase of approximately $100,000 in our compensation cost for stock-based compensation arrangements with employees and directors being expensed over their respective vesting period.

Our consulting fees increased to $91,201 during the three months ended March 31, 2007 from $78,917 for the three month period ended March 31, 2006.  This increase is comprised of our increased scale of participation in oil and gas exploration activities, offset by a recovery of compensation costs for stock-based compensation with consultants has been recognized in 2007 versus $nil in the same period of  2006.  These consulting fees reflect $17,500 (2006 - $17,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  The remaining increase is a result of the costs of a consultant to model, test and document our internal controls as required by Section 404 of the Sarbanes Oxley Act which were not incurred in the same period in 2006.

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

Reflecting the increase in expenses due to the increase in our overall oil and gas activities offset by our increase in interest income during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, our net loss increased to $366,797 as compared to net earnings of $1,987 in 2006.

We capitalized overhead costs directly related to our exploration activities in India.  During the three months ended March 31, 2007, these capitalized overhead costs were $841,147 as compared to $1,049,567 during the three months ended March 31, 2006.  This decrease is mostly attributed to $147,204 being the capitalized portion of the stock-based compensation for the three months ended March 31, 2007 versus $515,776 for the same period in 2006, offset by the increase consistent with the increased scale of our participation in oil and gas exploration activities.

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

Based on the restatement of these financial statements for the period ended March 31, 2007 due to an error in the classification for stock-based compensation for non-employee consultants, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2007.

PART II
OTHER INFORMATION

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

1.04*	Production Sharing Contract dated March 2, 2007, between the Government of India and GeoGlobal Resources (Barbados) Inc. with respect to Exploration Block DS-ONN-2004/1
31.1(1)	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

*	filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 originally filed on May 15, 2007
(1)           filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.
-----------------
 (Registrant)

June 19, 2008                                            /s/ Jean Paul Roy
------------------------
Jean Paul Roy
President and Chief Executive Officer
 (Principal Executive Officer and Director)

June 19, 2008                                           /s/ Allan J. Kent
----------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting)