Form 10-Q/A
period 2007-06-30
GEOGLOBAL RESOURCES INC.
filed 2008-06-25
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 2

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

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q/A

This Form 10-Q/A Amendment No. 2 is being filed to amend the GeoGlobal Resources Inc. (the “Company”) Quarterly Report on Form 10-Q for the six months ended June 30, 2007. The amendment arose out of a need to restate certain financial statements previously filed with the Securities and Exchange Commission in order to correct certain errors relating to the Company’s reporting of stock based compensation in compliance with FAS 123R.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or the 10-Q/A Amendment No. 1 or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 14, 2007 or the Form 10-Q/A Amendment No. 1 filed on September 12, 2007.  The following items have been amended as a result of the restatement:

Table of Contents

		Page
PART I

Item 1	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	26

Item 4.	Controls and Procedures	49

PART II

Item 6.	Exhibits	49

PART I. FINANCIAL INFORMATION Item 1. CONSOLIDATED FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2007 US $	December 31, 2006 US $
	Restated note 6c	Restated note 6c
Assets
Current
Cash and cash equivalents	55,355,586	32,362,978
Accounts receivable	198,806	202,821
Cash call receivable	62,547	--
Prepaids and deposits	111,864	31,232
	55,728,803	32,597,031

Restricted cash (note 9a)	3,197,616	3,590,769
Property and equipment (note 3)	633,620	183,427
Oil and gas interests, not subject to depletion (note 4)	14,766,572	12,121,334

	74,326,611	48,492,561

Liabilities
Current
Accounts payable	643,729	1,888,103
Accrued liabilities	212,959	33,487
Due to related companies (notes 7c, 7d and 7e)	28,067	33,605
	884,755	1,955,195
Stockholders' Equity (note 5)
Capital stock
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
72,205,755 common shares (December 31, 2006 – 66,208,255)	57,614	51,617
Additional paid-in capital	80,315,585	52,900,900
Deficit accumulated during the development stage	(6,931,343)	(6,415,151)
	73,441,856	46,537,366

	74,326,611	48,492,561
See Commitments, Contingencies and Guarantees (note 9) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,		Period from Inception, August 21, 2002 to June 30, 2007 US $
	2007 US $	2006 US $	2007 US $	2006 US $
	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c
Expenses (notes 6b, 7c, 7d and 7e)
General and administrative	478,711	389,777	951,287	661,981	3,946,929
Consulting fees (recovered)	(22,523)	90,100	68,678	169,017	4,806,455
Professional fees	109,922	65,187	341,494	100,928	1,094,170
Depreciation	12,694	11,310	24,344	20,999	235,654
	578,804	556,374	1,385,803	952,925	10,083,208
Other expenses (income)
Equipment costs recovered	--	--	--	--	(19,395)
Gain on sale of equipment	--	--	--	--	(42,228)
Foreign exchange (gain) loss	(8,210)	(2,752)	(12,719)	(1,421)	13,828
Interest income	(421,199)	(427,749)	(856,892)	(827,618)	(3,104,070)
	(429,409)	(430,501)	(869,611)	(829,039)	(3,151,865)

Net loss and comprehensive loss for the period	(149,395)	(125,873)	(516,192)	(123,886)	(6,931,343)

Net loss per share – basic and diluted (note 5g)	0.00	0.00	(0.01)	0.00
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended June 30,		Six months ended June 30,		Period from Inception, August 21, 2002 to June 30, 2007 US $
	2007 US $	2006 US $	2007 US $	2006 US $
	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c
Cash flows provided by (used in) operating activities
Net loss	(149,395)	(125,873)	(516,192)	(123,886)	(6,931,343)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	12,694	11,310	24,344	20,999	235,654
Gain on sale of equipment	--	--	--	--	(42,228)
Stock-based compensation (note 6b)	76,290	94,233	338,773	179,328	4,953,426
Changes in operating assets and liabilities:
Accounts receivable	(39,053)	129,964	4,015	(1,037)	(123,806)
Prepaids and deposits	31,628	--	(80,632)		(111,864)
Accounts payable	(34,459)	(23,951)	89,574	29,160	124,225
Accrued liabilities	(33,487)	14,700	(33,487)	(17,500)	--
Due to related companies	19,171	(37,926)	(5,538)	(119,282)	(13,689)
	(116,611)	62,457	(179,143)	(32,218)	(1,909,625)
Cash flows provided by (used in) investing activities
Oil and gas interests	(884,355)	(1,753,645)	(2,380,958)	(3,980,626)	(11,337,007)
Property and equipment	(123,793)	(20,726)	(474,537)	(60,983)	(909,846)
Proceeds on sale of equipment	--	--	--	--	82,800
Cash acquired on acquisition	--	--	--	--	3,034,666
Restricted cash (note 9a)	(2,920)	(1,173,462)	393,153	(1,209,836)	(3,197,616)
Changes in investing assets and liabilities:
Cash call receivable	(62,547)	(15,464)	(62,547)	(33,885)	(62,547)
Accounts payable	170,665	861,438	(1,402,238)	1,155,515	402,206
Accrued liabilities	(24,684)	(595,573)	212,959	522,427	212,959
	(927,634)	(2,697,432)	(3,714,168)	(3,607,388)	(11,774,385)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares and 2007 stock purchase warrants	28,700,475	548,100	28,720,675	2,717,900	74,952,165
Share issuance costs	(1,903,046)	(45,000)	(1,903,046)	(58,552)	(4,068,917)
Changes in financing liabilities:
Note payable (note 7a)	--	--	--	--	(2,000,000)
Accounts payable	68,290	--	68,290	(10,800)	129,368
Due to related companies	--	--	--	--	26,980
	26,865,719	503,100	26,885,919	2,648,548	69,039,596
Net increase (decrease) in cash and cash equivalents	25,821,474	(2,131,875)	22,992,608	(991,058)	55,355,586

Cash and cash equivalents, beginning of period	29,534,112	37,178,205	32,362,978	36,037,388	--

Cash and cash equivalents, end of period	55,355,586	35,046,330	55,355,586	35,046,330	55,355,586

Cash and cash equivalents
Current bank accounts	582,336	434,496	582,336	434,496	582,336
Term deposits	54,773,250	34,611,834	54,773,250	34,611,834	54,773,250
	55,355,586	35,046,330	55,355,586	35,046,330	55,355,586
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

3.         Property and Equipment

	June 30, 2007 US$	December 31, 2006 US$

Computer and office equipment	338,327	324,419
Accumulated depreciation	(193,426)	(169,082)
	144,901	155,337

Office building	488,720	28,090
	633,621	183,427

4.         Oil and Gas Interests
	June 30, 2007 US$	December 31, 2006 US$
	Restated note 6c	Restated note 6c
Exploration – India
Exploration costs incurred in:
2002	21,925	21,925
2003	178,829	178,829
2004	506,269	506,269
2005	3,250,700	3,250,700
2006	8,163,611	8,163,611
	12,121,334	12,121,334
2007	2,645,238	--
	14,766,572	12,121,334

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

b)         Capitalized overhead costs
Included in the US$2,645,238 of exploration cost additions during the six months ended June 30, 2007 (year ended December 31, 2006 – US$8,163,611) are certain overhead costs capitalized by the Company in the amount of US$1,461,235 (year ended December 31, 2006 – US$2,791,520) directly related to the exploration activities in India.  The capitalized overhead amount includes capitalized stock-based compensation of US$264,280 (year ended December 31, 2006 - US$1,424,225) (see note 6b) of which US$114,100 (year ended December 31, 2006 – US$323,283) was for the account of a related party (see note 7c).  Further, the capitalized overhead amount includes US$946,955 (year ended December 31, 2006 - US$1,000,705) which was paid to third parties.  The balance of US$250,000 was paid to and on behalf of a related party (year ended December 31, 2006 – US$366,590) (see note 7c).  These costs related to the exploration activities in India are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 4c).

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

GeoGlobal has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to GeoGlobal under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of GeoGlobal (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above US$59.23 million.  GSPC asserts that the amount payable is US$44.68 million including interest of US$4.43 million as of June 30, 2007.   GeoGlobal disputes this assertion of GSPC.  See note 9d.

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2007

5.         Capital Stock

a)         Common shares
	Number of shares	Capital stock US $	Additional paid-in capital US $
			Restated note 6c

Balance at December 31, 2002	1,000	64	--

2003 Transactions
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	10,914,545
Common shares issued by GeoGlobal to acquire GeoGlobal India	34,000,000	34,000	1,072,960
Share issuance costs on acquisition	--	--	(66,850)
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	(10,914,545)
Options exercised for cash	396,668	397	101,253
December 2003 private placement financing (note 5d)	6,000,000	6,000	5,994,000
Share issuance costs on private placement	--	--	(483,325)
Stock-based compensation	--	--	62,913
	55,052,355	40,397	6,680,951
Balance as at December 31, 2003	55,053,355	40,461	6,680,951

2004 Transactions
Options exercised for cash	115,000	115	154,785
Broker Warrants exercised for cash (note 5d)	39,100	39	58,611
Stock-based compensation	--	--	350,255
	154,100	154	563,651
Balance as at December 31, 2004	55,207,455	40,615	7,244,602

2005 Transactions
Options exercised for cash	739,000	739	1,004,647
2003 Stock Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036
Broker Warrants exercised for cash (note 5d)	540,900	541	810,809
September 2005 private placement financing (note 5c)	4,252,400	4,252	27,636,348
Share issuance costs on private placement (note 5c)	--	--	(1,541,686)
Stock-based compensation	--	--	4,354,256
	7,746,800	7,746	37,798,410
Balance as at December 31, 2005	62,954,255	48,361	45,043,012

2006 Transactions
Options exercised for cash (note 5f(i))	2,284,000	2,285	2,706,895
Options exercised for notes receivable	184,500	185	249,525
2003 Stock Purchase Warrants exercised for cash (note 5e(i))	785,500	786	1,962,964
Share issuance costs	--	--	(74,010)
Stock-based compensation (note 6b)	--	--	3,012,514
	3,254,000	3,256	7,857,888
Balance as at December 31, 2006	66,208,255	51,617	52,900,900

2007 Transactions
Options exercised for cash (note 5f(i))	317,500	317	320,358
June 2007 private placement financing (note 5b)	5,680,000	5,680	28,394,320
Compensation options	--	--	705,456
Share issuance costs on private placement (note 5b)	--	--	(2,608,502)
Stock-based compensation (note 6b)	--	--	603,053
	5,997,500	5,997	27,414,685

Balance as at June 30, 2007	72,205,755	57,614	80,315,585

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
As at June 30, 2007, none of the 2,840,000 2007 Stock Purchase Warrants were exercised ..  If fully exercised, the 2007 Stock Purchase Warrants would result in the issuance of 2,840,000 common shares for gross proceeds of US$21,300,000.

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
For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the three and six months ended June 30, 2007 was 61,835,426 and 62,526,778 respectively (three and six months ended June 30, 2006 – 59,147,997 and 58,841,639 respectively ).  The numbers for the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006 exclude the 5,000,000 shares currently held in escrow.

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

The following table summarizes stock-based compensation for employees and non-employee consultants:

	Three months ended June 30,		Six months ended June 30,
	2007 US $	2006 US $	2007 US $	2006 US $	Period from Inception, Aug 21, 2002 to June 30, 2007 US $
	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c
Stock based compensation
Consolidated Statements of Operations
General and administrative	234,383	94,233	503,049	179,328	1,551,526
Consulting fees	(158,093)	--	(164,276)	--	3,401,900
	76,290	94,233	338,773	179,328	4,953,426
Consolidated Balance Sheets
Oil and gas interests
Exploration costs - India	117,076	(44,664)	264,280	504,825	3,429,565
	193,366	49,569	603,053	684,153	8,382,991

i)
At January 1, 2006, the impact of the adoption of FAS123(R) required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods.  For the three and six months ended June 30, 2007,  June 30, 2006 and the period of inception from August 21, 2002 to June 30, 2007, US$14,073, US$85,095, US$28,146, US$170,190 and US$239,274, respectively of this charge was recognized in the Consolidated Statements of Operations as general and administrative expense resulting in an increase in the net loss and comprehensive loss for each of the periods in the same amount with no additional impact on the net loss per share – basic and diluted for the periods.  For the six months ended June 30, 2007 and June 30, 2006, US$nil and US$67,425 of this charge was recognized in the Consolidated Balance Sheets as Oil and gas interests, not subject to depletion.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2007

6.	Stock Options (continued)

Prior to the adoption of FAS 123(R), the Company used the intrinsic value method of accounting for employee and director stock-based compensation.  As all options have been granted at exercise prices based on the market value of the Company's common shares at the date of grant, no compensation cost was recognized under the intrinsic value based method of accounting.  For the period from inception August 21, 2002 to December 31, 2005, had employee compensation expense been determined based on the fair value at the grant date consistent with FAS123(R) pro-forma net loss and pro-forma net loss per share would have been as follows:

Period from Inception, Aug 21, 2002 to Dec 31, 2005 US$
Restated note 6c
Pro-forma basis
Stock-based compensation
Oil and gas interests	438,309
General and administrative	679,882
Oil and gas interests
As reported	3,957,723
Pro-forma	4,396,032
Net loss
As reported	(4,866,348)
Pro-forma	(5,546,230)

c)         Restatement
The periods ended June 30, 2007, 2006, the period from inception August 21, 2002 to June 30, 2007 and the year ended December 31, 2006 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

The following is a summary of the effects of this restatement on the Company's Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 and the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and for the period from inception of August 21, 2002 to June 30, 2007.

	As Reported	Adjustment		As Restated
	June 30, 2007 US$	June 30, 2007 US$	Period of Inception to Dec 31, 2006 US$	June 30, 2007 US$
Balance Sheets
Oil and gas interests	12,580,737	(212,761)	2,398,596	14,766,572
Additional paid-in capital	75,036,707	(544,197)	5,823,073	80,315,583
Deficit accumulated	(3,838,302)	331,436	(3,424,477)	(6,931,343)
Stockholders' equity	71,256,019	(212,761)	2,398,596	73,441,854

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2007

6.         Stock Options (continued)

	As Reported		Adjustment		As Restated
	3 months ended June 30, 2007 US$	Period of Inception to June 30, 2007 US$	3 months ended June 30, 2007 US$	Period of Inception to June 30, 2007 US$	3 months ended June 30, 2007 US$	Period of Inception to June 30, 2007 US$
Statements of Operations
General & administrative	393,135	3,290,851	85,576	656,078	478,711	3,946,929
Consulting fees	304,726	2,435,517	(327,249)	2,436,963	(22,523)	4,872,480
Net loss and comprehensive loss	(391,068)	(3,838,302)	241,673	(3,093,041)	(149,395)	(6,931,343)
Net loss per share - basic and diluted	(0.01)		0.01		0.00

	6 months ended June 30, 2007 US$	Period of Inception to June 30, 2007 US$	6 months ended June 30, 2007 US$	Period of Inception to June 30, 2007 US$	6 months ended June 30, 2007 US$	Period of Inception to June 30, 2007 US$
Statements of Operations
General & administrative	780,135	3,290,851	171,152	656,078	951,287	3,946,929
Consulting fees	571,266	2,435,517	(502,588)	2,436,963	68,678	4,872,480
Net loss and comprehensive loss	(847,628)	(3,838,302)	331,436	(3,093,041)	(516,192)	(6,931,343)
Net loss per share - basic and diluted	(0.01)		0.00		(0.01)

	3 months ended June 30, 2006 US$	Period of Inception to June 30, 2006 US$	3 months ended June 30, 2006 US$	Period of Inception to June 30, 2006 US$	3 months ended June 30, 2006 US$	Period of Inception to June 30, 2006 US$
Statements of Operations
General & Administrative	295,544	1,587,369	94,233	179,328	389,777	1,766,697
Consulting fees	90,100	842,349	--	3,026,364	90,100	3,868,713
Stock-based compensation	94,233	213,041	(94,233)	(213,041)	--	--
Net loss and comprehensive loss	(125,873)	(1,997,583)	--	(2,992,651)	(125,873)	(4,990,234)
Net loss per share - basic and diluted	0.00		0.00		0.00

	6 months ended June 30, 2006 US$	Period of Inception to June 30, 2006 US$	6 months ended June 30, 2006 US$	Period of Inception to June 30, 2006 US$	6 months ended June 30, 2006 US$	Period of Inception to June 30, 2006 US$
Statements of Operations
General & administrative	482,653	1,587,369	179,328	179,328	661,981	1,766,697
Consulting fees	169,017	842,349	--	3,026,364	169,017	3,868,713
Stock-based compensation	213,041	213,041	(213,041)	(213,041)	--	--
Net loss and comprehensive loss	(157,599)	(1,997,583)	33,713	(2,992,651)	(123,886)	(4,990,234)
Net loss per share - basic and diluted	0.00		0.00		0.00

The restatement had no impact on the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 and for the period of inception of August 21, 2002 to June 30, 2007 and 2006, therefore, no changes have been reflected.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2007

6.         Stock Options (continued)

d)         Black-Scholes Assumptions

During the periods ended June 30, 2007 and 2006, 230,000 and 200,000 options were granted to the Company's directors and employees under the terms of the 1998 Stock Incentive Plan.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c

Fair value of stock options granted	$ US2.02	$ US2.06	$ US2.02	$ US2.06
Risk-free interest rate	4.9%	4.2%	4.9%	4.2%
Volatility	69%	70%	69%	70%
Expected life	2.0 years	1.0 years	2.0 years	1.0
Dividend yield	0%	0%	0%	0%

During the periods ended June 30, 2007 and 2006, options of 150,000 and nil, respectively, were granted to non-employee consultants in exchange for services under the terms of the 1998 Stock Incentive Plan.   The Company believes that the estimated fair value of the stock options more readily measurable that the fair value of services rendered. The fair value of each option granted to non-employee consultants is calculated at each reporting date using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c

Fair value of stock options granted	$ US1.58	$ US3.89	$ US1.58	$ US3.89
Risk-free interest rate	4.9%	4.8%	4.9%	4.8%
Volatility	56%	60%	56%	60%
Expected life	1.0 years	0.2 years	1.0 years	0.2 years
Dividend yield	0%	0%	0%	0%
i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on, historical volatility of the Company's stock, and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2007

6.         Stock Options (continued)

e)         Stock option table
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

	Three months ended June 30,		Six months ended June 30,
	2007 US $	2006 US $	2007 US $	2006 US $	Period from Inception, Aug 21, 2002 to June 30, 2007 US $
Consolidated Statements of Operations
Consulting fees	17,500	17,500	35,000	35,000	233,667
Consolidated Balance Sheets
Oil and gas interests
Exploration costs – India (note 4b)	70,000	70,000	140,000	140,000	934,666
	87,500	87,500	175,000	175,000	1,168,333

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
(Unaudited)
June 30, 2007

7.         Related Party Transactions (continued)

Roy Group was also reimbursed during the three and six months ended June 30, 2007 on a cost recovery basis, for medical insurance and expenses; travel, hotel, meals and entertainment expenses; computer costs; and amounts billed by third parties incurred during the periods as outlined and recorded below:

	Three months ended June 30,		Six months ended June 30,
	2007 US $	2006 US $	2007 US $	2006 US $	Period from Inception, Aug 21, 2002 to June 30, 2007 US $
Consolidated Statements of Operations
General and administrative	--	41,072	--	75,172	153,539
Consolidated Balance Sheets
Accounts receivable	--	227	--	227	21,597
Oil and gas interests
Exploration costs – India (note 4b)	--	20,355	75,000	56,093	459,387
Property and equipment	--	1,330	--	1,330	37,595
	--	62,984	75,000	132,822	672,118

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

d)         D.I. Investments Ltd. (“DI”)
DI is related to the Company by common management and is controlled by an officer and director of the Company.  DI charged consulting fees up to December 31, 2006 for management, financial and accounting services rendered, as outlined and recorded below:

	Three months ended June 30,		Six months ended June 30,
	2007 US $	2006 US $	2007 US $	2006 US $	Period from Inception, Aug 21, 2002 to June 30, 2007 US $
Consolidated Statements of Operations
Consulting fees	--	46,250	--	92,500	516,715

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
(Unaudited)
June 30, 2007

7.         Related Party Transactions (continued)

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

e)         Amicus Services Inc. (“Amicus”)
Amicus is related to the Company by virtue of being controlled by the brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Three months ended June 30,		Six months ended June 30,
	2007 US $	2006 US $	2007 US $	2006 US $	Period from Inception, Aug 21, 2002 to June 30, 2007 US $
Consolidated Statements of Operations
Consulting fees	12,742	20,001	26,292	38,882	163,408

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

	June 30, 2007 US$	December 31, 2006 US$
Oil and gas interests
India	14,766,572	12,121,334

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2007

9.         Commitments, Contingencies and Guarantees (continued)

vii)         NELP-VI Blocks
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

Restatement
The three and six months ended June 30, 2007, 2006, the period from inception August 21, 2002 to June 30, 2007, and the year ended December 31, 2006 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 TO JUNE 30, 2006

Statements of Operations
Three months ended June 30, 2007 and 2006
During the three months ended June 30, 2007, we had expenses of $578,804 compared with expenses of $556,374 during the three months ended June 30, 2006.  This increase is primarily the result of our continuing increase in the scale of our participation in oil and gas exploration activities as further outlined in the following.

Our general and administrative expenses increased to $478,711 for the three months ended June 30, 2007 from $389,777 for the three months ended June 30, 2006.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting period.  These stock-based compensation costs increased to $234,383 for the three months ended June 30, 2007 versus $94,233 for the same period in 2006.  The balance of the increase is a result of an increase in our personnel which is consistent with our increase in the scale of our participation in oil and gas exploration activities.

Our consulting fees decreased to a recovery of $22,523 during the three months ended June 30, 2007 from $90,100 for the three month period ended June 30, 2006.  Of this decrease, $158,093 is attributable to a recovery of compensation costs for stock-based compensation with consultants for the three months ended June 30, 2007 versus $nil in the same period of 2006.  This decrease is offset by a small increase as a result of the costs of a consultant to model and document our internal controls as required by Section 404 of the Sarbanes Oxley Act which were not incurred in the same period in 2006.  These consulting fees include $17,500 (2006 - $17,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.

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

Reflecting the increase in expenses for our general and administrative expenses and professional fees due to the increase in our overall oil and gas exploration activities offset by a recovery of our stock-based compensation expense for non-employee consultants, our net loss increased to $149,395 for the three months ended June 30, 2007 as compared to a net loss of $125,873 for the same period in 2006.

Six months ended June 30, 2007 and 2006
During the six months ended June 30, 2007, we had expenses of $1,385,803 compared with expenses of $952,925 during the six months ended June 30, 2006.  This increase is primarily the result of our continuing increase in the scale of our participation in oil and gas exploration activities as further outlined in the following.

Our general and administrative expenses increased to $951,287 from $661,981.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.  The increase is primarily the result of an increase of $323,721 in our compensation cost for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting period.  These stock-based compensation costs increased to $503,049 for the six months ended June 30, 2007 as compared to $179,328, for the same period in 2006.

Our consulting fees decreased to $68,678 during the six months ended June 30, 2007 from $169,017 for the same six month period ended June 30, 2006.  Of this decrease, $164,276 is attributable to compensation costs for stock-based compensation arrangements with consultants for the six month period ending June 30, 2007 versus $nil for the same period of 2006.  This decrease is offset by an increase which is a result of the costs of a consultant to model and document our internal controls as required by Section 404 of the Sarbanes Oxley Act which were not incurred in the same period in 2006.  These consulting fees include $35,000 (2006 - $35,000) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.

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

Reflecting the increase in expenses for our general and administrative expenses and professional fees due to the increase in our overall oil and gas exploration activities offset by a recovery of stock-based compensation expense related to non-employee consultants, our net loss increased to $516,192 as compared to a net loss of $123,886 for the same period in 2006.

Liquidity and Capital Resources
At June 30, 2007, our cash and cash equivalents were $55,355,586.  Of these funds, $54,773,250 are currently held in term deposits earning interest based on the US prime rate.

Three months ended June 30, 2007 and 2006
The increase in our cash and cash equivalents of $25,821,474 from $32,362,978 at December 31, 2006 is primarily the result of funds provided by financing activities offset by those used in operating and investing activities as follows:

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

Six months ended June 30, 2007 and 2006
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

We have been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to us under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of us (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above US$59.23 million.  GSPC asserts that the amount payable by us is US$44.68 million including interest of US$4.43 million as of June 30, 2007.   GeoGlobal disputes this assertion of GSPC.  See Risk Factors – Risks Relating to Our Oil and Gas Activities - GSPC Is Seeking a Payment From Us In the Amount Of Approximately $44.68 Million On Account of GSPC’s Exploration Costs On the KG Offshore Block and Note 9d to Notes to Consolidated Financial Statements.

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

Based on the restatement of these financial statements for the period ended June 30, 2007 due to an error in the classification for stock-based compensation for non-employee consultants, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2007.

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

June 24, 2008                                            /s/ Jean Paul Roy
------------------------
Jean Paul Roy
President and Chief Executive Officer
 (Principal Executive Officer and Director)

June 24, 2008                                           /s/ Allan J. Kent
----------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting)