Form 10-Q/A
period 2007-09-30
GEOGLOBAL RESOURCES INC.
filed 2008-06-25
CIK 896726

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

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q/A

This Form 10-Q/A Amendment No. 1 is being filed to amend the GeoGlobal Resources Inc. (the “Company”) Quarterly Report on Form 10-Q for the nine months ended September 30, 2007. The amendment arose out of a need to restate certain financial statements previously filed with the Securities and Exchange Commission in order to correct certain errors relating to the Company’s reporting of stock based compensation in compliance with FAS 123R.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 14, 2007.  The following items have been amended as a result of the restatement:

Table of Contents

		Page
PART I

Item 1	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	29

Item 4.	Controls and Procedures	52

PART II

Item 6.	Exhibits	52

PART I. FINANCIAL INFORMATION Item 1. CONSOLIDATED FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2007 US $	December 31, 2006 US $
	Restated note 6c	Restated note 6c
Assets
Current
Cash and cash equivalents	49,255,804	32,362,978
Accounts receivable	431,335	202,821
Prepaids and deposits	154,214	31,232
	49,841,353	32,597,031

Restricted cash (note 9a)	4,545,148	3,590,769
Property and equipment (note 3)	935,934	183,427
Oil and gas interests, not subject to depletion (note 4)	20,459,523	12,121,334

	75,781,958	48,492,561

Liabilities
Current
Accounts payable	1,078,912	1,888,103
Accrued liabilities	1,076,319	33,487
Due to related companies (notes 7c, 7d and 7e)	52,745	33,605
	2,207,976	1,955,195
Stockholders' Equity
Capital stock
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
72,205,755 common shares (December 31, 2006 – 66,208,255)	57,614	51,617
Additional paid-in capital	82,012,120	52,900,900
Deficit accumulated during the development stage	(8,495,752)	(6,415,151)
	73,573,982	46,537,366

	75,781,958	48,492,561
See Commitments, Contingencies and Guarantees (note 9) The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006	Period from Inception, Aug 21, 2002 to Sept 30, 2007
	US $	US $	US $	US $	US$
	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c
Expenses (notes 5f, 6b, 7c, 7d and 7e)
General and administrative	820,112	552,780	1,771,399	1,214,761	4,767,041
Consulting fees	(46,209)	292,954	22,469	461,971	4,826,271
Professional fees	147,424	61,039	488,918	161,967	1,241,594
Depreciation	14,941	12,975	39,285	33,974	250,595
	936,268	919,748	2,322,071	1,872,673	11,085,501
Other expenses (income)
Consulting fees recovered	--	--	--	--	(66,025)
Equipment costs recovered	--	--	--	--	(19,395)
Gain on sale of equipment	--	--	--	--	(42,228)
Foreign exchange (gain) loss	2,433	(2,329)	(10,286)	(3,750)	16,261
Interest income	(694,292)	(461,123)	(1,551,184)	(1,288,741)	(3,798,362)
	(691,859)	(463,452)	(1,561,470)	(1,292,491)	(3,909,749)

Net loss and comprehensive loss for the period	(244,409)	(456,296)	(760,601)	(580,182)	(7,175,752)

Net loss per share – basic and diluted (note 5e, 5f)	(0.02)	(0.01)	(0.03)	(0.01)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Number of shares	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Stockholders' Equity US $
			Restated note 6c	Restated note 6c	Restated note 6c
Common shares issued on incorporation - Aug 21, 2002	1,000	64	--	--	64
Net loss and comprehensive loss for the period	--	--	--	(13,813)	(13,813)
Balance at December 31, 2002	1,000	64	--	(13,813)	(13,749)

Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Common shares issued during the year:
On acquisition	34,000,000	34,000	1,072,960	--	1,106,960
Options exercised for cash	396,668	397	101,253	--	101,650
December 2003 private placement financing	6,000,000	6,000	5,994,000	--	6,000,000
Share issuance costs on private placement	--	--	(483,325)	--	(483,325)
Share issuance costs on acquisition	--	--	(66,850)	--	(66,850)
Stock-based compensation	--	--	62,913	--	62,913
Net loss and comprehensive loss for the year	--	--	--	(518,377)	(518,377)
Balance at December 31, 2003	55,053,355	40,461	6,680,951	(532,190)	6,189,222

Common shares issued during the year:
Options exercised for cash	115,000	115	154,785	--	154,900
Broker Warrants exercised for cash	39,100	39	58,611	--	58,650
Stock-based compensation	--	--	350,255	--	350,255
Net loss and comprehensive loss for the year	--	--	--	(1,171,498)	(1,171,498)
Balance at December 31, 2004	55,207,455	40,615	7,244,602	(1,703,688)	5,581,529

Common shares issued during the year:
Options exercised for cash	739,000	739	1,004,647	--	1,005,386
2003 Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036	--	5,536,250
Broker Warrants exercised for cash	540,900	541	810,809	--	811,350
September 2005 private placement financing	4,252,400	4,252	27,636,348	--	27,640,600
Share issuance costs on private placement	--	--	(1,541,686)	--	(1,541,686)
Stock-based compensation	--	--	4,354,256	--	4,354,256
Net loss and comprehensive loss for the year	--	--	--	(3,162,660)	(3,162,660)
Balance at December 31, 2005	62,954,255	48,361	45,043,012	(4,866,348)	40,225,025

Common shares issued during the year:
Options exercised for cash	2,284,000	2,285	2,706,895	--	2,709,180
Options exercised for notes receivable	184,500	185	249,525	--	249,710
2003 Purchase Warrants exercised for cash	785,500	786	1,962,964	--	1,963,750
Share issuance costs	--	--	(74,010)	--	(74,010)
Stock-based compensation	--	--	3,012,514	--	3,012,514
Net loss and comprehensive loss for the year	--	--	--	(1,548,803)	(1,548,803)
Balance at December 31, 2006	66,208,255	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during the period:
Options exercised for cash (note 6e)	317,500	317	320,358	--	320,675
June 2007 private placement financing (note 5a)	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement (note 5a)	--	--	(2,720,728)	--	(2,720,728)
2007 Compensation Options (note 5a)	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification (note 5f)	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification (note 5f)	--	--	240,000	--	240,000
Stock-based compensation (note 5a)	--	--	851,814	--	851,814
Net loss and comprehensive loss for the period	--	--	--	(760,601)	(760,601)
	5,997,500	5,997	29,111,220	(2,080,601)	27,036,616
Balance as at September 30, 2007	72,205,755	57,614	82,012,120	(8,495,752)	73,573,982
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006	Period from Inception, Aug 21, 2002 to Sept 30, 2007 US $
	US $	US $	US $	US $
	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c
Cash flows provided by (used in) operating activities
Net loss	(244,409)	(456,296)	(760,601)	(580,182)	(7,175,752)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	14,941	12,975	39,285	33,974	250,595
Gain on sale of equipment	--	--	--	--	(42,228)
Stock-based compensation (note 6b)	35,277	507,278	374,050	686,606	4,988,703
2005 Compensation option & warrant modification (note 5f)	240,000	--	240,000	--	240,000
Changes in operating assets and liabilities:
Accounts receivable	(232,529)	(41,044)	(228,514)	(40,478)	(356,335)
Prepaids and deposits	(42,350)	(10,190)	(122,982)	(11,793)	(154,214)
Accounts payable	13,382	13,980	102,956	43,140	137,607
Accrued liabilities	30,000	(17,500)	(3,487)	(35,000)	30,000
Due to related companies	24,678	1,114	19,140	(118,168)	10,989
	(161,010)	10,317	(340,153)	(21,901)	(2,070,635)
Cash flows provided by (used in) investing activities
Oil and gas interests	(5,479,467)	(1,168,813)	(7,860,425)	(5,149,439)	(16,816,474)
Property and equipment	(317,255)	(24,782)	(791,792)	(85,765)	(1,227,101)
Proceeds on sale of equipment	--	--	--	--	82,800
Cash acquired on acquisition	--	--	--	--	3,034,666
Restricted cash (note 9a)	(1,347,532)	(1,879,984)	(954,379)	(3,089,820)	(4,545,148)
Changes in investing assets and liabilities:
Cash call receivable	62,547	21,620	--	(12,265)	--
Accounts payable	485,641	(958,159)	(916,597)	197,356	887,847
Accrued liabilities	833,360	217,000	1,046,319	739,427	1,046,319
	(5,762,706)	(3,793,118)	(9,476,874)	(7,400,506)	(17,537,091)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	--	1,949,979	28,720,675	4,667,878	74,952,165
Share issuance costs	(112,226)	(15,457)	(2,015,272)	(74,008)	(4,181,143)
Changes in financing liabilities:
Note payable (note 7a)	--	--	--	--	(2,000,000)
Accounts payable	(63,840)	--	4,450	(10,800)	65,528
Due to related companies	--	--	--	--	26,980
	(176,066)	1,934,522	26,709,853	4,583,070	68,863,530
Net increase (decrease) in cash and cash equivalents	(6,099,782)	(1,848,279)	16,892,826	(2,839,337)	49,255,804

Cash and cash equivalents, beginning of period	55,355,586	35,046,330	32,362,978	36,037,388	--

Cash and cash equivalents, end of period	49,255,804	33,198,051	49,255,804	33,198,051	49,255,804

Cash and cash equivalents
Current bank accounts	1,065,149	700,029	1,065,149	700,029	1,065,149
Term deposits	48,190,655	32,498,022	48,190,655	32,498,022	48,190,655
	49,255,804	33,198,051	49,255,804	33,198,051	49,255,804
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

3.         Property and Equipment

	September 30, 2007 US$	December 31, 2006 US$

Computer and office equipment	370,672	324,419
Accumulated depreciation	(208,367)	(169,082)
	162,305	155,337

Office condominium - India	773,629	28,090
	935,934	183,427

4.         Oil and Gas Interests
	September 30, 2007 US$	December 31, 2006 US$
	Restated note 6c	Restated note 6c
Exploration costs incurred in:
2002	21,925	21,925
2003	178,829	178,829
2004	506,269	506,269
2005	3,250,700	3,250,700
2006	8,163,611	8,163,611
	12,121,334	12,121,334
2007	8,338,189	--
	20,459,523	12,121,334

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

b)         Capitalized overhead costs
Included in the US$8,338,189 of exploration cost additions during the nine months ended September 30, 2007 (year ended December 31, 2006 – US$8,163,611) are certain overhead costs capitalized by the Company in the amount of US$2,269,317 (year ended December 31, 2006 – US$2,791,520) directly related to the exploration activities in India.  The capitalized overhead amount for the nine months ended September 30, 2007 includes capitalized stock-based compensation of US$477,764 (year ended December 31, 2006 - US$1,424,225) (see note 6b) of which US$133,117 (year ended December 31, 2006 – US$264,280) was for the account of a related party (see note 7c).  Further, the capitalized overhead amount includes US$1,506,553 (year ended December 31, 2006 - US$1,000,705) which was paid to third parties.  The balance of US$285,000 was paid to and on behalf of a related party (year ended December 31, 2006 – US$366,590) (see note 7c).  These capitalized overhead costs related to the exploration activities in India are incurred solely by and on behalf of the Company in providing its services under the Carried Interest Agreement (“CIA”) and are therefore not reimbursable under the CIA (see note 4c).

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

GeoGlobal has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to GeoGlobal under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of GeoGlobal (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above US$59.23 million.  GeoGlobal disputes this assertion of GSPC.  See note 9e.

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

5.         Capital Stock

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

d)         Warrants and Compensation Options
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

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Stock Purchase Warrants which were to expire on September 9, 2007, to June 20, 2009 (see note 5f).

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

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Compensation Options and associated 2005 Compensation Option Warrants which were to expire on September 9, 2007, to June 20, 2009 (see note 5f).

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
In calculating the net loss per share – basic and diluted, the incremental fair value of $1,320,000 associated with the 2005 Stock Purchase Warrants modification has been included in the determination of income attributable to common stockholders (see note 5f).  As all other warrants and options are anti-dilutive, they have been excluded from the net loss per share – diluted calculation.  For purposes of the determination of net loss per share, the basic and diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2007 was 67,205,756 and 63,440,573 respectively (three and nine months ended September 30, 2006 – 59,147,997 and 58,841,639 respectively ).  The numbers for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, exclude the 5,000,000 shares currently held in escrow.

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

6.         Stock Options

a)         The Company’s 1998 Stock Incentive Plan
Under the terms of the 1998 Stock Incentive Plan (the "Plan"), as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan.  As at September 30, 2007, the Company had 2,230,697 (December 31, 2006 – 3,650,697) common shares remaining for the grant of options under the Plan.  The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

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

The following table summarizes stock-based compensation for employees and non-employee consultants:

	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006
	US $	US $	US $	US $	Period from Inception, Aug 21, 2002 to Sept 30, 2007 US $
	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c	Restated note 6c
Stock based compensation
Consolidated Statements of Operations
General and administrative	244,078	361,389	747,127	753,758	1,795,604
Consulting fees	(208,801)	145,889	(373,077)	145,889	3,193,099
	35,277	507,278	374,050	899,647	4,988,703
Consolidated Balance Sheets
Oil and gas interests
Exploration costs - India	213,484	364,242	477,764	869,068	3,643,049
	248,761	871,520	851,814	1,768,715	8,631,752

i)
At January 1, 2006, the impact of the adoption of FAS123(R) required the Company to recognize a charge for past stock-based compensation options granted of US$367,596 over the next 3 years in accordance with their respective vesting periods.  For the three and nine months ended September 30, 2007, the three and nine months ended September 30, 2006 and the period from inception August 21, 2002 to September 30, 2007, US$14,073 and US$42,219, US$26,865, US$197,055 and US$253,347, respectively of this charge was recognized in the Consolidated Statement of Operations as general and administrative expense.  This resulted in an increase in the net loss and comprehensive loss for the respective periods in the same amount with no impact on the net loss per share – basic and diluted for the periods.  For the nine months ended September 30, 2007 and September 30, 2006, US$nil and US$89,900 of this charge was recognized in the Consolidated Balance Sheets as Oil and gas interests, not subject to depletion.

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

c)         Restatement
The periods ended September 30, 2007, 2006, the period from inception August 21, 2002 to September 30, 2007 and the year ended December 31, 2006 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

The following is a summary of the effects of this restatement on the Company's Consolidated Balance Sheets and Statements of Stockholders' Equity at September 30, 2007 and December 31, 2006 and the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and for the period from inception of August 21, 2002 to September 30, 2007.

	As Reported	Adjustment		As Restated
	Sept 30, 2007 US$	Sept 30, 2007 US$	Period of Inception to Dec 31, 2006 US$	Sept 30, 2007 US$
Balance Sheets
Oil and gas interests	18,558,849	(497,922)	2,398,596	20,459,523
Additional paid-in capital	77,373,125	(1,184,080)	5,823,073	82,012,118
Deficit accumulated	(5,575,433)	504,158	(3,424,477)	(8,495,752)
Stockholders' equity	71,673,306	(497,922)	2,398,596	73,573,980

Statement of Stockholders' Equity
Additional paid-in capital	77,373,125	(1,184,080)	5,823,073	82,012,118
Accumulated deficit	(5,575,433)	504,158	(3,424,477)	(8,495,752)
Stockholders' equity	71,673,306	(497,922)	2,398,596	73,573,980

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

6.         Stock Options (continued)

	As Reported		Adjustment		As Restated
	3 months ended Sept 30, 2007 US$	Period of Inception to Sept 30, 2007 US$	3 months ended Sept 30, 2007 US$	Period of Inception to Sept 30, 2007 US$	3 months ended Sept 30, 2007 US$	Period of Inception to Sept 30, 2007 US$
Statements of Operations
General & administrative	791,587	4,082,438	28,525	684,603	820,112	4,767,041
Consulting fees	337,038	2,772,555	(383,247)	2,053,716	(46,209)	4,826,271
Net loss and comprehensive loss	(599,131)	(4,437,433)	354,722	(2,738,319)	(244,409)	(7,175,752)
Net loss per share - basic and diluted	(0.03)		0.01		(0.02)

	9 months ended Sept 30, 2007 US$	Period of Inception to Sept 30, 2007 US$	9 months ended Sept 30, 2007 US$	Period of Inception to Sept 30, 2007 US$	9 months ended Sept 30, 2007 US$	Period of Inception to Sept 30, 2007 US$
Statements of Operations
General & administrative	1,571,722	4,082,438	199,677	684,603	1,771,399	4,767,041
Consulting fees	908,304	2,772,555	(885,835)	2,053,716	22,469	4,826,271
Net loss and comprehensive loss	(1,446,759)	(4,437,433)	686,158	(2,738,319)	(760,601)	(7,175,752)
Net loss per share - basic and diluted	(0.04)		0.01		(0.03)

	3 months ended Sept 30, 2006 US$	Period of Inception to Sept 30, 2006 US$	3 months ended Sept 30, 2006 US$	Period of Inception to Sept 30, 2006 US$	3 months ended Sept 30, 2006 US$	Period of Inception to Sept 30, 2006 US$
Statements of Operations
General & Administrative	358,810	2,159,220	193,970	193,970	552,780	2,353,190
Consulting fees	399,155	1,241,504	(106,201)	2,920,163	292,954	4,161,667
Net loss and comprehensive loss	(368,527)	(2,366,110)	(87,769)	(3,080,420)	(456,296)	(5,446,530)
Net loss per share - basic and diluted	(0.01)		0.00		(0.01)

	9 months ended Sept 30, 2006 US$	Period of Inception to Sept 30, 2006 US$	9 months ended Sept 30, 2006 US$	Period of Inception to Sept 30, 2006 US$	9 months ended Sept 30, 2006 US$	Period of Inception to Sept 30, 2006 US$
Statements of Operations
General & administrative	1,054,504	2,159,220	160,257	193,970	1,214,761	2,353,190
Consulting fees	568,172	1,241,504	(106,201)	2,920,163	461,971	4,161,667
Net loss and comprehensive loss	(526,126)	(2,366,110)	(54,056)	(3,080,420)	(580,182)	(5,446,530)
Net loss per share - basic and diluted	(0.01)		0.00		(0.01)

The restatement had no impact on the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006 and for the period of inception of August 21, 2002 to September 30, 2007 and 2006, therefore, no changes have been reflected

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

6.         Stock Options (continued)

d)         Black-Scholes Assumptions
During the nine months ended September 30, 2007 and 2006 options of 830,000 and 1,735,000, respectively, were granted to the Company's directors and employees under the terms of the 1998 Stock Incentive Plan. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006
Fair value of stock options granted (per option)	US$1.72	US$1.30	US$1.80	US$1.39
Risk-free interest rate	4.9%	4.2%	4.9%	4.2%
Volatility	65%	70%	66%	70%
Expected life	1.5 years	1.4 years	1.6 years	1.3 years
Dividend yield	0%	0%	0%	0%

During the nine months ended September 30, 2007 and 2006, options of 625,000 and 490,000, respectively, were granted to non-employee consultants in exchange for services under the terms of the 1998 Stock Incentive Plan.   The Company believes that the estimated fair value of the stock options more readily measurable that the fair value of services rendered. The fair value of each option granted to non-employee consultants is calculated at each reporting date using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006
Fair value of stock options granted (per option)	US$0.75	US$2.89	US$0.75	US$2.89
Risk-free interest rate	4.5%	4.9%	4.5%	4.9%
Volatility	63%	104.6%	63%	104.6%
Expected life	1.0 years	1.0 years	1.0 years	1.0 years
Dividend yield	0%	0%	0%	0%

i)         The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)         Expected volatilities are based on historical volatility of the Company's stock and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

6.         Stock Options (continued)

e)         Stock option table
During the nine months ended September 30, 2007, the options as set out below were granted for services provided to the Company:
		Fair Value					Cancelled (c)
	Option	at Original				Granted	Expired (x)		Balance
Grant	exercise	Grant	Expiry	Vesting	Balance	during	Exercised (e)	Balance	Exercisable
date	price	Date	date	date	Dec 31/06	the period	during the period	Sept 30/07	Sept 30/07
mm/dd/yy	US $	US$	mm/dd/yy	mm/dd/yy	#	ii) #	iv) #	iii) #	#

12/09/03	1.18	0.24	08/31/06	Vested	--	--	--	--	--
12/30/03	1.50	0.32	08/31/06	Vested	--	--	--	--	--
01/17/05	1.01	0.38	i) 06/30/07	Vested	352,500	--	317,500 (e) 35,000 (x)	--	--
01/18/05	1.10	0.62	08/31/08	Vested	600,000	--	--	600,000	600,000
01/25/05	1.17	0.43	08/31/06	Vested	--	--	--	--	--
06/14/05	3.49	1.55	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	2.38	08/24/08	Vested	110,000	--	--	110,000	110,000
10/03/05	6.81	3.07	10/03/15	Vested	16,666	--	-	16,666	16,666
10/03/05	6.81	3.83	10/03/15	10/03/07	16,667	--	--	16,667	--
10/03/05	6.81	4.38	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	2.06	06/14/16	Vested	200,000	--	--	200,000	20,000
07/25/06	3.95	1.14	12/31/09	Vested	100,000	--	--	100,000	100,000
07/25/06	3.95	1.39	12/31/09	Vested	660,000	--	--	660,000	660,000
07/25/06	3.95	1.60	12/31/09	12/31/07	50,000	--	--	50,000	--
07/25/06	3.95	1.78	12/31/09	07/25/08	145,000	--	--	145,000	--
07/25/06	3.95	2.01	12/31/09	07/25/09	70,000	--	--	70,000	--
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
11/24/06	7.52	2.47	11/24/09	Vested	10,000	--	--	10,000	10,000
11/24/06	7.52	2.92	11/24/09	12/31/07	10,000	--	--	10,000	--
11/24/06	7.52	3.70	11/24/09	12/31/08	10,000	--	--	10,000	--
03/30/07	6.11	2.02	03/30/10	12/31/07	--	50,000	--	50,000	--
03/30/07	6.11	2.69	03/30/10	12/31/08	--	50,000	--	50,000	--
03/30/07	6.11	2.82	03/30/10	03/30/09	--	50,000	--	50,000	--
05/16/07	5.09	1.51	05/16/10	12/31/07	--	10,000	--	10,000	--
05/16/07	5.09	2.09	05/16/10	12/31/08	--	10,000	--	10,000	--
05/16/07	5.09	2.09	05/16/10	05/31/09	--	10,000	--	10,000	--
06/20/07	5.06	2.08	06/20/17	06/20/08	--	200,000	--	200,000	--
07/03/07	5.03	1.70	12/31/10	Vested	--	35,000	--	35,000	35,000
07/03/07	5.03	1.70	12/31/10	10/03/07	--	10,000	--	10,000	--
07/03/07	5.03	1.70	12/31/10	12/31/07	--	42,500	--	42,500	--
07/03/07	5.03	1.70	12/31/10	07/03/08	--	847,500	--	847,500	--
07/03/07	5.03	1.98	12/31/10	12/31/08	--	20,000	--	20,000	--
07/03/07	5.03	2.25	12/31/10	07/03/09	--	120,000	--	120,000	--
					3,517,500	1,455,000	352,500	4,620,000	2,701,666

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

	Three months ended Sept 30, 2007	Three months ended Sept 30, 2006	Nine months ended Sept 30, 2007	Nine months ended Sept 30, 2006
	US $	US $	US $	US $	Period from Inception, Aug 21, 2002 to Sept 30, 2007 US $
Consolidated Statements of Operations
Consulting fees	17,500	17,500	52,500	52,500	251,167
Consolidated Balance Sheets
Oil and gas interests
Exploration costs - India (note 4b)	70,000	70,000	210,000	210,000	1,004,666
	87,500	87,500	262,500	262,500	1,255,833

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

Consolidated Statements of Operations
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

	September 30, 2007 US$	December 31, 2006 US$
Oil and gas interests
India	17,934,682	12,038,867
Egypt and Middle East	2,524,841	82,467
	20,459,523	12,121,334

9.         Commitments, Contingencies and Guarantees

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2007

9.         Commitments, Contingencies and Guarantees (continued)

iii)
The Company has entered into a Joint Bidding Agreement with GSPC, and Alkor Petroo Limited relating to exploration activities in Egypt. Under the terms of  the Joint Bidding Agreement, the bidders were required to submit a bank guarantee equal to 2% of the financial commitment under the minimum work program of the First Exploration Phase which has a term of 4 years.  During the third quarter, the Company provided to GSPC two bank guarantees totaling US$1,170,000 secured by term deposits of the Company in the same amount, based on their 30% participating interest (see note 9c).

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

vi
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
(Unaudited)
September 30, 2007

9.         Commitments, Contingencies and Guarantees (continued)

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
(Unaudited)
September 30, 2007

9.         Commitments, Contingencies and Guarantees (continued)

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
(Unaudited)
September 30, 2007

9.         Commitments, Contingencies and Guarantees (continued)

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

Restatement
The three and nine months ended September 30, 2007, 2006, the period from inception August 21, 2002 to September 30, 2007, and the year ended December 31, 2006 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 TO SEPTEMBER 30, 2006

Statements of Operations
Three months ended September 30, 2007 and 2006
During the three months ended September 30, 2007, we had expenses of $936,268 compared with expenses of $919,748 during the three months ended September 30, 2006.  This increase is primarily the result of our continuing increase in the scale of our participation in oil and gas exploration activities as further outlined in the following.

Our general and administrative expenses increased to $820,112 for the three months ended September 30, 2007 from $552,780 for the three months ended September 30, 2006.  This increase is comprised of compensation costs of $240,000 related to the extension of the expiry date of the 2005 Compensation Options and the related 2005 Compensation Option Warrants from September 9, 2007 to June 20, 2009.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods.  These stock-based compensation costs decreased to $244,078 for the three months ended September 30, 2007 versus $361,389 for the same period in 2006.  The remainder of the increase in these general and administrative expenses is a result of an increase in our scale of participation in oil and gas activities.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.

Our consulting fees decreased during the three months ended September 30, 2007 showing a recovery of $46,209 versus an expense of $292,954 for the three month period ended September 30, 2006.  This decrease is mainly attributable to compensation costs for stock-based compensation with consultants for the three months ended September 30, 2007 being a recovery of $208,801 versus an expense of $145,889 in the same period of 2006.  These consulting fees reflect $17,500 (2006 - $17,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.

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

Reflecting the increase in expenses for our general and administrative expenses and professional fees due to the increase in our overall oil and gas exploration activities, as offset by the increase in interest income and recovery of consulting fees due to a recovery in stock-based compensation costs, our net loss amounted to $244,409 for the three months ended September 30, 2007 as compared to a net loss of $456,296 for the same period in 2006.

Nine months ended September 30, 2007 and 2006
During the nine months ended September 30, 2007, we had expenses of $2,322,071 compared with expenses of $1,872,673 during the nine months ended September 30, 2006.  This increase is primarily the result of our continuing increase in the scale of our participation in oil and gas exploration activities as further outlined in the following.

Our general and administrative expenses increased to $1,771,399 from $1,214,761.  These general and administrative expenses increased as a result of our increased additional oil and gas exploration, and, include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.  The increase is chiefly the result of an increase in our compensation cost for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods.  These stock-based compensation costs increased to $747,127 for the nine months ended September 30, 2007 as compared to $540,717 for the same period in 2006.  The balance of the increase is for compensation costs of $240,000 related to the extension of the expiry date of the 2005 Compensation Options and the related 2005 Compensation Option Warrants from September 9, 2007 to June 20, 2009.

Our consulting fees decreased to $22,469 during the nine months ended September 30, 2007 from $461,971 for the same nine month period ended September 30, 2006.  This decrease is mainly attributable to compensation costs for stock-based compensation arrangements with consultants for the nine month period ending September 30, 2007 being a recovery of $373,077 versus an expense of $145,889 for the same period of 2006.  These consulting fees reflect $52,500 (2006 - $52,500) paid under our Technical Services Agreement with a corporation wholly-owned by Mr. Roy and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.

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

Reflecting the increase in expenses for our general and administrative and professional fees due to the increase in our overall oil and gas exploration activities net of an increase in our interest income on term deposits and a reduction in our consulting fees, our net loss increased to $760,601 as compared to a net loss of $580,182 for the same period in 2006.

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

Cash used by investing activities during the nine months ended September 30, 2007 was $9,476,874 as compared to $7,400,506 during the nine months ended September 30, 2006.  This increase is a result of additional expenditures for oil and gas activity of $7,860,425 for the nine months ended September 30, 2007 as compared to $5,149,439 for the same period in 2006.  This increase is consistent with our increased drilling costs in the Cambay area, exploration costs incurred in bidding and evaluating new exploration blocks in the Arab Republic of Egypt, as well as an investment in fixed assets of $745,539 during the nine months ended September 30, 2007, including mainly an office condominium in Gandhinagar, India and related improvements, and computer and office equipment of $46,253.

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

We have been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to us under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of us (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above US$59.23 million.  Based upon the most recent letter dated September 6, 2007 received from GSPC, GSPC asserts that the amount payable by us is Rs. 195.77 crore (or approximately US$45.5 million) as of July 31, 2007.   GeoGlobal disputes this assertion of GSPC.  See Risk Factors – Risks Relating to Our Oil and Gas Activities - GSPC Is Seeking a Payment From Us In the Amount Of Approximately $45.5 Million On Account of GSPC’s Exploration Costs On the KG Offshore Block and Note 9e to Notes to Consolidated Financial Statements.

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

•	this provision could interfere with our ability to realize the maximum price for our share of production of hydrocarbons;

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

Based on the restatement of these financial statements for the period ended September 30, 2007 due to an error in the classification for stock-based compensation for non-employee consultants, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2007.

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