Form 10-Q
period 2008-03-31
GEOGLOBAL RESOURCES INC.
filed 2008-06-27
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008;
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

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

Large accelerated filer	Accelerated filer	☑	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 26, 2008
COMMON STOCK, PAR VALUE $.001 PER SHARE	72,205,756

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (Unaudited)	3

	Consolidated Statements of Operations for the three months ended March 31, 2008 and March 31, 2007 and for the period from inception on August 21, 2002 to March 31, 2008 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders' Equity	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007 and for the period from inception on August 21, 2002 to March 31, 2008 (Unaudited)	6

	Notes to the Consolidated Financial Statements as at March 31, 2008 (Unaudited)	7-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	30

Item 6.	Exhibits	34

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2008	December 31, 2007

Assets
Current
Cash and cash equivalents	40,608,240	48,134,858
Accounts receivable	609,560	171,977
Prepaids and deposits	162,935	100,052
	41,380,735	48,406,887

Restricted deposits	8,580,480	4,555,480
Property and equipment (note 3)	155,793	157,398
Oil and gas interests, not subject to depletion (note 4)	31,817,223	27,099,547

	81,934,231	80,219,312

Liabilities
Current
Accounts payable	5,324,692	3,908,506
Accrued liabilities	2,663,875	2,355,322
Due to related companies (note 8)	75,003	66,152
	8,063,570	6,329,980

Asset retirement obligation (note 5)	461,981	318,922
	8,525,551	6,648,902

Stockholders' Equity
Capital stock (note 6)
Authorized
100,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
72,205,755 common shares (December 31, 2007 – 72,205,755)	57,614	57,614
Additional paid-in capital	83,133,629	82,791,057
Deficit accumulated during the development stage	(9,782,563)	(9,278,261)
	73,408,680	73,570,410

	81,934,231	80,219,312
See Guarantees (note 11), Commitments (note 12) and Contingencies (note 13) The accompanying notes are an integral part of these Interim Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended Mar 31, 2008	Three months ended Mar 31, 2007	Period from Inception, Aug 21, 2002 to Mar 31, 2008
		Restated note 7c
Expenses
General and administrative	505,288	472,576	5,781,162
Consulting fees	301,988	91,201	5,462,702
Professional fees	114,317	231,572	1,904,964
Depreciation	12,632	11,650	279,367
Accretion expense	6,378	--	6,378
	940,603	806,999	13,434,573
Other expenses (income)
Consulting fees recovered	--	--	(66,025)
Equipment costs recovered	--	--	(19,395)
Gain on sale of equipment	--	--	(42,228)
Foreign exchange (gain) loss	12,701	(4,509)	17,738
Interest income	(449,002)	(435,693)	(4,862,100)
	(436,301)	(440,202)	(4,972,010)

Net loss and comprehensive loss for the period	(504,302)	(366,797)	(8,462,563)

Net loss per share – basic and diluted (note 9)	(0.01)	(0.01)

The accompanying notes are an integral part of these Interim Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Number of shares	Capital Stock	Additional paid-in capital	Accumulated Deficit	Stockholders' Equity
			Restated note 7c	Restated note 7c	Restated note 7c

From inception August 21, 2002 to December 31, 2006
Common shares issued on incorporation	1,000	64	--	--	64
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	--	10,914,545	10,929,202
Elimination due to reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Issued on reverse takeover	34,000,000	34,000	1,072,960	--	1,106,960
Private placement financings	10,252,400	10,252	33,630,348	--	33,640,600
Options exercised	3,719,168	3,721	4,217,105	--	4,220,826
Purchase Warrants exercised	3,000,000	3,000	7,497,000	--	7,500,000
Broker Warrants exercised	580,000	580	869,420	--	870,000
Stock-based compensation	--	--	7,779,938	--	7,779,938
Share issuance costs	--	--	(2,165,871)	--	(2,165,871)
Net loss and comprehensive loss	--	--	--	(6,415,151)	(6,415,151)
	66,208,255	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during 2007:
Options exercised for cash	317,500	317	320,358	--	320,675
June 2007 private placement financing (note 6a)	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement	--	--	(2,612,973)	--	(2,612,973)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	1,522,996	--	1,522,996
Net loss and comprehensive loss for 2007	--	--	--	(1,543,110)	(1,543,110)
Balance as at December 31, 2007	72,205,755	57,614	82,791,057	(9,278,261)	73,570,410

Common shares issued during the period
Stock-based compensation (note 7b)	--	--	342,572	--	342,572
Net loss and comprehensive loss for the period	--	--	--	(504,302)	(504,302)
Balance as at March 31, 2008	72,205,755	57,614	83,133,629	(9,782,563)	73,408,680
See note 6 for further information The accompanying notes are an integral part of these Interim Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended Mar 31, 2008	Three months ended Mar 31, 2007	Period from Inception, Aug 21, 2002 to Mar 31, 2008
		Restated Note 7c
Cash flows provided by (used in) operating activities
Net loss	(504,302)	(366,797)	(8,462,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense (note 5)	6,378	--	6,378
Depreciation	12,632	11,650	279,367
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 7b)	172,493	262,482	5,458,138
2005 Compensation Option and Warrant modification	--	--	240,000
Changes in operating assets and liabilities:
Accounts receivable	(162,014)	43,068	(258,991)
Prepaids and deposits	17,775	(112,260)	(47,882)
Accounts payable	(227,047)	124,034	100,611
Accrued liabilities	(230,000)	--	210,000
Due to related companies	8,851	(24,709)	33,247
	(905,234)	(62,532)	(2,483,923)
Cash flows provided by (used in) investing activities
Oil and gas interests	(4,410,916)	(1,496,603)	(27,174,252)
Property and equipment:	(11,027)	(350,744)	(475,732)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits	(4,025,000)	396,073	(8,580,480)
Changes in investing assets and liabilities:
Cash call receivable	(275,569)	--	(275,569)
Prepaids and deposits	(80,658)	--	(115,053)
Accounts payable	1,643,233	(1,572,903)	5,175,073
Accrued liabilities	538,553	237,643	2,453,875
	(6,621,384)	(2,786,534)	(25,874,672)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	--	20,200	74,952,165
Share issuance costs	--	--	(4,073,388)
Changes in financing liabilities:
Note payable	--	--	(2,000,000)
Accounts payable	--	--	61,078
Due to related companies	--	--	26,980
	--	20,200	68,966,835
Net increase (decrease) in cash and cash equivalents	(7,526,618)	(2,828,866)	40,608,240

Cash and cash equivalents, beginning of period	48,134,858	32,362,978	--

Cash and cash equivalents, end of period	40,608,240	29,534,112	40,608,240

Cash and cash equivalents
Current bank accounts	358,421	83,453	358,421
Short term deposits	40,249,819	29,450,659	40,249,819
	40,608,240	29,534,112	40,608,240
Cash taxes paid during the period	11,850	5,375	77,363
The accompanying notes are an integral part of these Interim Consolidated Financial Statements

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

1.         Nature of Operations

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts ("PSCs") with the Gujarat State Petroleum Corporation ("GSPC"), Oil India Limited ("OIL") among others, and the Government of India ("GOI") and the development thereof.  To date, the Company has not earned revenue from these operations and is considered to be in the development stage.  However, the recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to fulfill its obligations under the PSCs in India and upon future profitable operations and upon finalizing agreements.  At March 31, 2008, Management of the Company believes the Company has sufficient capital resources which will meet all obligations and exploration commitments to March 31, 2009.  The Company is a Delaware corporation whose common stock is listed and traded on the American Stock Exchange under the symbol GGR.

2.         Significant Accounting Policies

a)         Basis of presentation
The accompanying interim condensed consolidated financial statements of the Company, with the exception of the Consolidated Balance Sheet at December 31, 2007, have not been audited, are presented in United States ("US") dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

In the opinion of management, the interim condensed consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at March 31, 2008, the results of operations and it's cash flows for the three months ended March 31, 2008, 2007 and for the period from inception of August 21, 2002 to March 31, 2008.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and related disclosures.  The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or circumstances.

Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b)         Recently adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements” ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007.  On February 12, 2008, the FASB issued Staff Position No. FAS 157-2 ("FSP 157-2") which proposed a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

2.         Significant Accounting Policies (continued)

Effective January 1, 2008, the Company adopted SFAS 157 except for measurements of those non-financial assets and liabilities subject to the one-year deferral.  Given the nature of our financial instruments, the adoption of SFAS 157 did not have an impact on our financial position, results of operations or cash flows.  Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis.  We are in the process of evaluating this standard with respect to our effect on nonfinancial assets and liabilities and have not yet determined the impact that it will have on our financial statements upon full adoption in 2009.

SFAS 157, defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

SFAS 157 does not prescribe which valuation technique should be used when measuring fair value and does not prioritize among the techniques.  SFAS 157 establishes a fair value hierarchy that prioritized the inputs used in applying the various valuation techniques.  Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk.  Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority.  The three levels of the fair value hierarchy are as follows:
•
Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  The Company does not currently have any Level 1 inputs.

•
Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.  These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  The Company does not currently have any Level 2 inputs.

•	Level 3 – Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Effective January 1, 2008, the Company adopted SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities".  This standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The Company did not elect fair value as an alternative, as provided under SFAS 159 for any of its financial assets and liabilities that are not currently measured at fair value.

3.         Property and Equipment

	March 31, 2008	December 31, 2007

Computer and office equipment	392,933	381,905
Accumulated depreciation	(237,139)	(224,507)
	155,794	157,398

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

4.         Oil and Gas Interests

Exploration costs incurred in:
2002	21,925
2003	178,829
2004	506,269
2005	3,250,700
2006	8,163,611
Period from Inception, Aug 21, 2002 to Dec 31, 2006	12,121,334
2007	14,978,213
Balance – December 31, 2007	27,099,547

Additions during the quarter ended March 31, 2008	4,717,676
Balance – March 31, 2008	31,817,223

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

b)         Carried Interest Agreement

On August 27, 2002, GeoGlobal entered into a CIA with GSPC, which grants the Company a 10% Carried Interest (“CI”) (net 5%) in the KG Offshore Block. The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the CIA, all of GeoGlobal's and Roy Group (Mauritius) Inc.'s (“RGM”), a related party (see note 8a) proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block. GeoGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.

As at March 31, 2008, GSPC has incurred costs of approximately $72.5 million attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

GeoGlobal has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to GeoGlobal under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of GeoGlobal (including the net 5% participating interest of RGM) under the terms of the CIA.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million).  GeoGlobal disputes this assertion of GSPC.  See note 13a.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

5.         Asset Retirement Obligation

Asset retirement obligations are recorded for an obligation where the Company will be required to retire, dismantlement, abandon and restore tangible long-lived assets.

The following table summarizes the changes in the asset retirement obligation:

	March 31, 2008	December 31, 2007

Asset retirement obligation at beginning of period	318,922	--
Obligations incurred	136,681	318,922
Accretion	6,378	--

Asset retirement obligation at end of period	461,981	318,922

In determining the fair value of the asset retirement obligations, the estimated cash flows of new obligations incurred during the period have been discounted at 8.0% (December 31, 2007 – 8.0%).  The total undiscounted amount of the estimated cash flows required to settle the obligations is $983,000 (December 31, 2007 - $689,000). The obligations will be settled on an ongoing basis over the useful lives of the operating assets, which extend up to 10 years in the future.

6.         Capital Stock

a)         June 2007 Financing
During June 2007, GeoGlobal completed the sale of 5,680,000 Units of its securities at $5.00 per Unit for aggregate gross cash proceeds of $28,400,000.

Each Unit is comprised of one common share and one half of one warrant.  One full warrant ("2007 Stock Purchase Warrant") entitles the holder to purchase one additional common share for $7.50, for a term of two years expiring June 20, 2009.  In addition, compensation options ("2007 Compensation Options") were issued to the placement agents entitling them to purchase an aggregate of 340,800 common shares at an exercise price of $5.00 per share until June 20, 2009.  The 2007 Stock Purchase Warrants and the 2007 Compensation Options are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is $12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and the shares issuable on exercise of the 2007 Stock Purchase Warrants and the 2007 Compensation Options have been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired.  In such events, the term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the term.  At March 31, 2008 since not all such events have occurred, the accelerated expiration of the term for the 2007 Stock Purchase Warrants and the 2007 Compensation Options has not been triggered.

b)         Warrants and Compensation Options
i)         2007 Compensation Options
As at March 31, 2008, none of the 340,800 2007 Compensation Options were exercised.  If fully exercised, the 2007 Compensation Options would result in the issuance of 340,800 common shares for gross proceeds of $1,704,000

ii)         2007 Stock Purchase Warrants
As at March 31, 2008, none of the 2,840,000 2007 Stock Purchase Warrants were exercised.  If fully exercised, the 2007 Stock Purchase Warrants would result in the issuance of 2,840,000 common shares for gross proceeds of $21,300,000.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

6.         Capital Stock (continued)

iii)	2005 Compensation Options

As at March 31, 2008, none of the 195,144 2005 Compensation Options were exercised.  If fully exercised, the 2005 Compensation Options would result in the issuance of 195,144 Units at an exercise price of $6.50 resulting in gross proceeds of $1,268,436.

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Compensation Options and associated 2005 Compensation Option Warrants which were to expire on September 9, 2007, to June 20, 2009.

iv)         2005 Compensation Option Warrants
As at March 31, 2008, none of the 97,572 2005 Compensation Option Warrants have been issued as a result of the 2005 Compensation Options not being exercised.  If the 2005 Compensation Options are exercised and the 2005 Compensation Option Warrants issued, such Warrants if exercised, would result in the issuance of 97,572 common shares for gross proceeds of $878,148

v)         2005 Stock Purchase Warrants
As at March 31, 2008, none of the 2005 Stock Purchase Warrants have been exercised.  If all of the 2005 Stock Purchase Warrants were exercised, it would result in the issuance of 2,126,200 common shares for gross proceeds of $19,135,800.

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Stock Purchase Warrants which were to expire on September 9, 2007, to June 20, 2009.

c)         Escrow shares
On August 29, 2003, the Company completed a transaction with Mr. Roy and GeoGlobal Resources (India) Inc. ("GeoGlobal India"), a corporation then wholly-owned by Mr. Roy, whereby the Company acquired from Mr. Roy all of the outstanding capital stock of GeoGlobal India.  In exchange for the outstanding capital stock of GeoGlobal India, the Company issued 34.0 million shares of its Common Stock.  Of the 34.0 million shares, 14.5 million shares were delivered to Mr. Roy at the closing of the transaction and 14.5 million shares were released to Mr. Roy from escrow upon the commencement of a drilling program on the KG Offshore Block.  The final 5.0 million shares remaining in escrow will be released only if a commercial discovery as defined under the PSC is declared on the KG Offshore Block.

7.         Stock Options

a)         The Company’s 1998 Stock Incentive Plan
Under the terms of the 1998 Stock Incentive Plan (the "Plan"), as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the Plan.  As at March 31, 2008, the Company had 2,380,697 (December 31, 2007 – 2,380,697) common shares remaining for the grant of options under the Plan.  The Board of Directors of the Company may amend or modify the Plan at any time, subject to any required stockholder approval.  The Plan will terminate on the earliest of: (i) 10 years after the Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

b)         Stock-based compensation
The Company adopted FAS 123(R), using the modified-prospective-transition method on January 1, 2006.  Under this method, the Company is required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, the Company recognizes compensation costs over the vesting periods for each separate tranche.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

7.         Stock Options (continued)

The following table summarizes stock-based compensation for employees and non-employee consultants:

	Three months ended Mar 31, 2008	Three months ended Mar 31, 2007	Period from Inception Aug 21, 2002 to Mar 31, 2008
		Restated note 7c
Stock-based compensation
Consolidated Statements of Operations
General and administrative	181,104	268,666	2,159,405
Consulting fees	(8,611)	(6,183)	3,298,733
	172,493	262,483	5,458,138
Consolidated Balance Sheets
Oil and gas interests	170,079	147,204	4,187,368
	342,572	409,687	9,645,506

c)         Restatement
The periods ended March 31, 2007 and the period from inception August 21, 2002 to March 31, 2007 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

The following is a summary of the effects of this restatement on the Consolidated Statements of Operations for the period ended March 31, 2007 and for the period from inception of August 21, 2002 to March 31, 2007.

	As Reported		Adjustment		As Restated
	3 months ended Mar 31, 2007	Period of Inception, Aug 21, 2002 to Mar 31, 2007	3 months ended Mar 31, 2007	Period of Inception, Aug 21, 2002 to Mar 31, 2007	3 months ended Mar 31, 2007	Period of Inception, Aug 21, 2002 to Mar 31, 2007
Statements of Operations
General & administrative	387,000	2,897,716	85,576	570,502	472,576	3,468,218
Consulting fees	266,540	2,130,791	(175,339)	2,764,212	91,201	4,895,003
Net loss and comprehensive loss	(456,560)	(3,447,234)	89,763	(3,334,714)	(366,797)	(6,781,948)
Net loss per share - basic and diluted	(0.01)		0.00		(0.01)

For a full summary of the restatement, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2007.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

7.         Stock Options (continued)

d)         Black-Scholes Assumptions
During the periods ended March 31, 2008 and 2007, no options were granted to the Company's directors and employees under the terms of the 1998 Stock Incentive Plan.

During the periods ended March 31, 2008 and 2007, options of nil and 150,000, respectively, were granted to non-employee consultants in exchange for services under the terms of the 1998 Stock Incentive Plan.   The Company believes that the estimated fair value of the stock options more readily measurable that the fair value of services rendered. The fair value of each option granted to non-employee consultants is calculated at each reporting date using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended Mar 31, 2008	Three months ended Mar 31, 2007
Fair value of stock options granted (per option)	1.50	2.87
Risk-free interest rate	1.62%	4.95%
Volatility	122%	76%
Expected life	2.2 years	1.0 years
Dividend yield	0%	0%

e)         Stock option table
The following table summarized option activity during the three months ended March 31, 2008:

Options	Shares (#)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,470,000	4.04	4.38 years	4,554,000
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at March 31, 2008	4,470,000	4.04	4.12 years	1,014,000
Exercisable at March 31, 2008	3,020,833	3.62	4.41 years	1,014,000

During the three months ended March 31, 2008 and March 31, 2007, cash received on exercise of stock options was $nil and $20,200 respectively.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

7.         Stock Options (continued)

During the period ended March 31, 2008, the options as set out below were granted for services provided to the Company:

		Fair Value					Forfeited (f)
	Option	at Original				Granted	Expired (x)		Balance
Grant	exercise	Grant	Expiry	Vesting	Balance	during	Exercised (e)	Balance	Exercisable
date	price	Date	date	date	Dec 31/07	the period	during the period	Mar 31/08	Mar 31/08
mm/dd/yy	$	$	mm/dd/yy	mm/dd/yy	#	ii) #	iv) #	iii) #	#

01/18/05	1.10	0.62	08/31/08	Vested	600,000	--	--	600,000	600,000
06/14/05	3.49	1.55	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	2.38	08/24/08	Vested	110,000	--	--	110,000	110,000
10/03/05	6.81	3.07	10/03/15	Vested	16,666	--	-	16,666	16,666
10/03/05	6.81	3.83	10/03/15	Vested	16,667	--	--	16,667	16,667
10/03/05	6.81	4.38	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	2.06	06/14/16	Vested	200,000	--	--	200,000	200,000
07/25/06	3.95	1.14	12/31/09	Vested	100,000	--	--	100,000	100,000
07/25/06	3.95	1.39	12/31/09	Vested	660,000	--	--	660,000	660,000
07/25/06	3.95	1.60	12/31/09	Vested	50,000	--	--	50,000	50,000
07/25/06	3.95	1.78	12/31/09	07/25/08	145,000	--	--	145,000	--
07/25/06	3.95	2.01	12/31/09	07/25/09	70,000	--	--	70,000	--
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
11/24/06	7.52	2.47	11/24/09	Vested	10,000	--	--	10,000	10,000
11/24/06	7.52	2.92	11/24/09	Vested	10,000	--	--	10,000	10,000
11/24/06	7.52	3.70	11/24/09	12/31/08	10,000	--	--	10,000	--
05/16/07	5.09	1.51	05/16/10	Vested	10,000	--	--	10,000	10,000
05/16/07	5.09	2.09	05/16/10	12/31/08	10,000	--	--	10,000	--
05/16/07	5.09	2.09	05/16/10	05/31/09	10,000	--	--	10,000	--
06/20/07	5.06	2.08	06/20/17	06/20/08	200,000	--	--	200,000	--
07/03/07	5.03	1.70	12/31/10	Vested	35,000	--	--	35,000	35,000
07/03/07	5.03	1.70	12/31/10	Vested	10,000	--	--	10,000	10,000
07/03/07	5.03	1.70	12/31/10	Vested	42,500	--	--	42,500	42,500
07/03/07	5.03	1.70	12/31/10	07/03/08	847,500	--	--	847,500	--
07/03/07	5.03	1.98	12/31/10	12/31/08	20,000	--	--	20,000	--
07/03/07	5.03	2.25	12/31/10	07/03/09	120,000	--	--	120,000	--
					4,470,000	--	--	4,470,000	3,020,833

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

8.         Related Party Transactions (continued)

b)         Roy Group (Barbados) Inc. (“Roy Group”)
Roy Group is related to the Company by common management and is controlled by an officer and director of the Company who is also a principal shareholder of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement ("TSA") with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The term of the agreement, as amended, extends through December 31, 2008 and continues for successive periods of one year thereafter.   Roy Group receives consideration of $350,000 per year, as outlined and recorded below:

	Three months ended Mar 31, 2008	Three months ended Mar 31, 2007	Period from Inception, Aug 21, 2002 to Mar 31, 2008
Consolidated Statements of Operations
Consulting fees	43,750	17,500	312,417
Consolidated Balance Sheets
Oil and gas interests	43,750	70,000	1,118,416
	87,500	87,500	1,430,833

The Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	--	14,263	114,100
Consolidated Balance Sheets
Oil & gas interests	--	57,050	456,400
	--	71,313	570,500

At March 31, 2008 the Company owed Roy Group (Barbados) Inc. $33,192 (December 31, 2007 - $33,192) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

c)         D.I. Investments Ltd. (“DI”)
D.I. is related to the Company by common management and is controlled by an officer and director of the Company.  DI charged consulting fees up to December 31, 2007 for management, financial and accounting services rendered, as outlined and recorded below:

	Three months ended Mar 31, 2008	Three months ended Mar 31, 2007	Period from Inception, Aug 21, 2002 to Mar 31, 2008
Consolidated Statements of Operations
Consulting fees	53,187	46,250	754,902

The Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	--	71,313	570,500

At March 31, 2008, the Company owed DI $33,294 (December 31, 2007 –$26,007) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

8.         Related Party Transactions (continued)

d)         Amicus Services Inc. (“Amicus”)
Amicus is related to the Company by virtue of being controlled by the brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Three months ended Mar 31, 2008	Three months ended Mar 31, 2007	Period from Inception, Aug 21, 2002 to Mar 31, 2008
Consolidated Statements of Operations
Consulting fees	24,291	13,550	219,998

The Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	(4,513)	(2,650)	611,692

At March 31, 2008, the Company owed Amicus Services Inc. $8,517 (December 31, 2007 – $6,953) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

9.         Net loss per share amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended Mar 31, 2008	Three months ended Mar 31, 2007
Net loss for the period	(504,302)	(366,797)

Weighted average number of common shares outstanding:
Basic	67,205,755	61,214,700
Impact of securities convertible into common shares	408,886	1,628,590
Diluted	67,614,641	62,843,290

Net loss per share - basic and diluted	(0.01)	(0.01)

Number of securities excluded from denominator as anti-dilutive:
Stock options	3,870,000	190,000
Warrants	4,966,200	2,126,200
Compensation options	535,944	195,144
	9,372,144	2,511,344

In calculating the weighted average number of common shares outstanding, the 5,000,000 shares currently held in escrow have been excluded.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

10.         Segmented Information

The majority of the Company’s petroleum and natural gas exploration activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	March 31, 2008	December 31, 2007
Oil & gas interests
India	29,257,144	24,539,932
Egypt	2,447,525	2,447,061
Middle East	112,554	112,554
	31,817,223	27,099,547

11.         Guarantees

The Company’s PSCs relating to exploration blocks onshore and offshore India contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the minimum work program for a particular phase.  These bank guarantees have been provided to serve as guarantees for the performance of such minimum work program and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.  As at March 31, 2008, the Company has provided $8,510,000 (December 31, 2007 - $4,485,000) in performance guarantees.

12.	Commitments

The Company is required to expend funds on the exploration activities to fulfill the terms of the minimum work commitment of the relevant phase of exploration based on our participating interest pursuant to the PSCs in respect of each of our exploration blocks.  The minimum work commitment must be completed in a predetermined timeframe and may include the drilling of a set number of wells to certain depths, acquire, process and interpret 2-D and 3-D seismic, and various types of surveys.  The following table provides a summary of the financial commitment of the Company to complete the minimum work programs:

(millions of dollars)	April 1, 2008 to March 31, 2009	After March 31, 2009	Total
Mehsana Block	1.0	--	1.0
Sanand/Miroli Block	4.7	--	4.7
Ankleshwar Block	4.2	--	4.2
Tarapur Block	2.9	--	2.9
DS03 and DS04 Blocks	1.8	2.0	3.8
KG Onshore Block	4.2	4.3	8.5
RJ20 and RJ 21 Blocks	7.2	11.1	18.3
	26.0	17.4	43.4

The financial commitments for the KG Onshore block are listed at the Company’s current participating interest of 10%.  The Company has taken steps to increase its participating interest to 25% pursuant to the terms of the KG Onshore PSC and upon approval from the GOI, the financial commitments would increase by approximately $6.3 million for the period April 1, 2008 to March 31, 2009 and $6.6 million for the period after March 31, 2009.  Certain exploration costs related to the KG Offshore Block are incurred solely by and on behalf of the Company in providing its services under the CIA and are therefore not reimbursable.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

13.         Contingencies

a)	Carried Interest Dispute
The Company has been engaged in discussions with GSPC seeking a resolution to the CIA dispute; however, no agreement has been reached as of the date of filing. The Company has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to the Company under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of the Company (including the net 5% PI of RGM) under the terms of the CIA. GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.923 million). Based upon the most recent information available from GSPC, the Company estimates that GSPC has incurred costs of approximately $72.5 million on behalf of the Company as of March 31, 2008, of which 50% is for the account of RGM.

The Company has advised GSPC that, under the terms of the CIA, the PSC, and the Joint Operating Agreement dated August 7, 2003 (the “JOA”), GSPC has no right to seek the payment and that it believes the payment GSPC is seeking is in breach of the CIA. The Company further reminded GSPC, that the Company under the terms of the CIA, shall be carried by GSPC for 100% of its entire share of any costs during the exploration phase prior to the start of commercial production. The Company obtained the opinion of external Indian legal counsel which supports management's position with respect to the dispute.  The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.  The annual budget for the KG Offshore Block has been prepared for the twelve month period April 1, 2008 to March 31, 2009. Estimated gross costs for the upcoming twelve month period is approximately $600 million. Accordingly, GSPC is expected to incur costs of approximately $60.0 million (10% PI) on behalf of the Company (including the 5% PI for RGM) under the terms of the CIA.

b)         Egyptian Blocks
The Company entered into a Joint Bidding Agreement with GSPC, as operator (50%) and Alkor Petroo Limited of Hyderabad, India (20%) to bid on certain exploration blocks in the Arab Republic of Egypt. The agreement provides that the Company is to have a 30% PI if any concession agreements are entered into.

These blocks include offshore exploration Block 6 (also referred to as N. Hap’y) and onshore exploration Block 8 (also referred to as South Diyur) in the Arab Republic of Egypt.  On March 22, 2008 GSPC entered into two concession agreements covering these blocks with the Arab Republic of Egypt.

On January 8, 2008, effective December 31, 2007, the Company entered into two agreements with GSPC. An Assignment Agreement sets out the terms whereby the Company assigned to GSPC all of their rights to receive a 30% participating interest in the two exploration blocks awarded by the Arab Republic of Egypt in exchange for an option (the Option Agreement) exercisable on or before June 15, 2008 to reacquire all or a portion of those rights.  As at June 26, 2008, the term of the Option Agreement has expired, however, the Company remains in negotiations with GSPC for a further extension with respect to this agreement.

The terms of the Option Agreement were that in the event the Company exercised the option, the Company would have been required to pay to GSPC their pro rata share of all costs and expenses from the effective date of the option agreement (December 31, 2007). The Company would also have to provide to GSPC bank guarantees equal to the remaining 98%, based upon their share of the rights the Company elects to reacquire, of the total financial commitment for conducting the first exploration phase on the two exploration blocks.  If the Company had elected to reacquire and participate to the full 30% of the option, these additional bank guarantees would amount to approximately $56.4 million.  In addition to the non-refundable $1.2 million of bank guarantees, the Company's oil and gas interests included at March 31, 2008 approximately $2.4 million relating to the Company's interests in the two exploration blocks.  In the event we fail to exercise any portion of the option, we will be required to recognize a charge to the Statement of Operations in the amount of approximately $3.6 million.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2008

14.         Comparative figures

a)	As the Company is in its development stage, these figures represent the accumulated amounts of the continuing entity for the period from inception August 21, 2002 to March 31, 2008.

b)	Certain comparative figures have been restated and reclassified to conform with the presentation adopted in the current period.

15.	Recent Accounting Standards

a)         Accounting for Derivative Instruments and Hedging Activities
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

b)         Business Combinations
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

c)         Non-controlling Interests in Consolidated Financial Statements.
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

d)         Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”.  The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its consolidated financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
GeoGlobal Resources Inc. is engaged, through our subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves.  We initiated these activities in 2003.  At March 31, 2008, these activities are being undertaken in locations where we have been granted exploration rights pursuant to Production Sharing Contracts ("PSCs") relating to ten exploration blocks that we have entered into with the Government of India ("GOI").

Our oil and gas activities currently conducted pursuant to these ten PSCs are located in four geographic areas in geologic basins offshore and onshore India where potential reserves of oil or natural gas are believed by our management to exist. These areas include:

•	The Krishna Godavari Basin offshore and onshore in the State of Andhra Pradesh in eastern India;
•	The Cambay Basin onshore in the State of Gujarat in western India;
•	The Deccan Syneclise Basin onshore in the northern portion of the State of Maharashtra in west central India; and
•	The Rajasthan Basin onshore in the State of Rajasthan in north western India.

Through March 31, 2008, we have not earned any revenue from these activities and we are considered to be in the development stage. The recoverability of the costs we have incurred to date is uncertain and dependent upon us achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the PSCs in India and upon future profitable operations and upon finalizing agreements with Gujarat State Petroleum Corporation ("GSPC").

All of the exploration activities in which we are a participant should be considered highly speculative.

All dollar amounts stated in this report are stated in United States dollars unless otherwise stated.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Consolidated Financial Statements and the related Notes appearing elsewhere in this Quarterly Report.  This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements.  Factors that may cause or contribute to such differences include those discussed in "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2007 as well as those discussed elsewhere in this Quarterly Report.  For further information, refer to the consolidated financial statements and related notes and management's discussion and analysis thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

Production Sharing Contracts
Under the PSCs, the GOI has granted to the contracting parties the right to engage in oil and natural gas exploration activities on the exploration blocks for specified terms of years with each contract setting forth the exploration activities to be conducted over periods of years in two or three phases.  These PSCs contain provisions relating to procedures to be followed once a discovery of hydrocarbons is determined to have been made within the exploration block and for the further development of that discovery.  Following the completion of a development plan for a discovery, the parties are to apply to the relevant government entity for a lease with respect to the area to be developed with an initial term of 20 years for the lease.

Among other provisions, the contracts contain restrictions on the assignment of a participating interest, including a change in control of a partner, without the consent of the GOI, subject to certain exceptions which include, among others, a partner encumbering its interest subject to certain limitations.

Below is a summary description of information relating to the PSCs to which we are a party and the activities conducted on those exploration blocks.  Additional information regarding these PSCs and drilling activities heretofore undertaken on those blocks can be found in our annual report on Form 10-K for the year ended December 31, 2007 (filed June 10, 2008) and our Current Report on Form 8-K dated June 17, 2008 (filed June 19, 2008).

Krishna Godavari Offshore Block
We have a net 5% carried interest in an area of approximately 1,850 square kilometers known as the "KG Offshore Block".  A 10% carried interest in the KG Offshore was awarded to us along with Gujarat State Petroleum Corporation (“GSPC”) and Jubilant Offshore Drilling ("Jubilant") in February 2003 in the GOI NELP-III bidding round.  Half of our 10% interest in the KG Offshore Block is subject to a March 2003 Participating Interest Agreement (“PIA”) described below. See “Participating Interest Agreement.”  This PSC covers three phases of exploration which include a minimum exploratory drilling program, completion of 2-D and 3-D seismic programs, and bathymetric surveys and analysis.  The PSC commenced on March 12, 2003 and has a 6.5 year term.

On July 4, 2007, the Directorate General of Hydrocarbons, a body under the Ministry of Petroleum & Natural Gas (“DGH”) advised the contracting parties that the GOI had issued two new policy guidelines relating to the duration of exploration phases under certain PSCs.  Policy I covers the merging of the duration of the exploration phases I and II for PSCs granted under NELP III and NELP IV into a new phase to be called New Phase I and to merge the minimum work program ("MWP") of Phase II and III to be called New Phase II.  Policy II covers the substitution of additional meterage drilled in deeper wells against the total meterage commitment as part of the MWP in the PSCs.

In July, 2007, GSPC, on behalf of the contracting parties, notified the DGH that it was exercising the option granted under the Policy I of the new policies to: (1) request a merger of the duration of the exploration Phases I and II of the KG Offshore Block MWP, now referred to as the New Phase I with the effect of establishing a new work program phase expiring March 11, 2008; and (2) to merge the MWP of Phase II and Phase III into a new phase to be called New Phase II.  In addition, GSPC exercised the option under Policy II to substitute a total meterage drilled commitment in the new work program phase that would be irrespective of the number of wells drilled.  Under these new policies, any contractor who exercises this option would be required to relinquish 50% of the contract area at the end of the New Phase I.

If the merger is granted, the MWP for the New Phase I would be to drill 33,102 meters.  GSPC informed DGH that as at September 17, 2007 a total of 33,224 meters have been drilled, and as such, subject to the GOI approval of the merger of Phases I and II, the MWP for the New Phase I has been completed.  At the end of the New Phase I on March 11, 2008, the contracting parties were required to relinquish 50% of the Contract Area of the KG Offshore Block that is not a Discovery or Development Area as defined in the PSC.  The New Phase II would have a term of 1.5 years expiring September 11, 2009 and the drilling of a further 12,250 meters would be required in order to meet the MWP.  Approval of the merger of the Phase I and II into a New Phase I and the merger of the MWP of existing Phase II and Phase III as New Phase II from the GOI along with the requirement of the relinquishment of 50% of the Contract Area is currently outstanding.

Unless approval is granted by the GOI to merge Phases I and II of the work program, we may be liable for the consequences of non-fulfillment of the minimum work commitment in the stated time frame under the PSC including the loss of our interest in the KG Offshore Block.  In the event the PSC for the KG Offshore Block is terminated by the GOI, the contract provides that each party to the contract is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase.  We are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the phase.

During the quarter, the Company continued drilling wells KG#22 and KG#31.  The well KG#22 has since been cased and logged and is currently being tested while the well KG#31 ST-4 continues to drill.   One of the contracted jack-up rigs was moved to dry-dock for routine maintenance and inspection.  Upon completion, it is intended that the rig will be mobilized to a new location on the KG Offshore Block.

Subsequent to quarter end, well KG#19 was spud and drilled to approximately 897 meters before mechanical issues forced the rig to suspend operations.  The rig is being returned to port for repairs and as such, well KG#19 has been suspended until the rig returns or another rig becomes available.

The Carried Interest Agreement
Under the terms of the carried interest agreement ("CIA"), GSPC is responsible for our entire share of any and all costs incurred during the exploration phase prior to the date of initial commercial production.  The CIA provides that all of our proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the exploration block.  We are not entitled to any share of production until GSPC has recovered our share of the costs and expenses that were paid by GSPC on our behalf.  We incur certain exploration costs related to the KG Offshore Block in providing services which are not reimbursable under the CIA.

The Participating Interest Agreement
We have agreed to prospectively assign half of the original 10% interest under this PSC to Roy Group (Mauritius) Inc. (“RGM”), a company controlled by a director and officer of our company, pursuant to a Participating Interest Agreement ("PIA").  The assignment is subject to the GOI consent.  Absent such consent, the assignment will not occur and we are to provide RGM with an economic benefit equivalent to the interest to be assigned. As at the time of filing, we have not obtained the consent of the GOI to this assignment.

Carried Interest Agreement Dispute
We have been advised by GSPC, that it is seeking payment of the amount by which the exploration costs attributable to us relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on our behalf (including the net 5% PI of RGM) under the terms of the CIA.  GSPC is asserting that we are required to pay 10% of the exploration costs over and above gross costs of $59.2 million.  We estimate based upon the most recent information available to us, that as of March 31, 2008 GSPC has incurred costs of approximately $72.5 million on our behalf of which 50% is for the account of RGM.

We have advised GSPC that, under the terms of the CIA, GSPC has no basis to seek the payment and that we believe the payment GSPC is seeking is in breach of the CIA.  We obtained the opinion of external Indian legal counsel which supports our position with respect to the dispute.  We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.  We have been engaged in discussions with GSPC seeking a resolution to this dispute; however, no agreement has been reached as of the date of filing.

Krishna Godavari Onshore Block
We have a 10% participating interest in an area of approximately 548 square kilometers known as the "KG Onshore Block".  This block was awarded to us and Oil India Limited ("OIL") in the GOI NELP-VI bidding round. We, along with our venture partner, have entered into a PSC which is divided into 2 phases, whereby each phase requires a minimum drill program, completion of 3-D seismic programs, and gravity and magnetic and geochemical surveys and analysis.  The term of the PSC commenced on February 18, 2008 and has a 7.0 year term.

On February 18, 2008, the Government of Andhra Pradesh issued a partial PEL over 511 sq km.  OIL, as operator, has requested the Government of Pondicherry to grant the PEL over the remaining 37 sq kms lying in the district of Yanam.  With the partial PEL issued, OIL intends to commence a 50 kilometer experimental 2-D seismic acquisition program followed by the subsequent drilling of the first of 12 exploration wells.  The phase one work program has not commenced on this block, however, the surveys, seismic acquisition and interpretation are expected to commence in the third quarter of 2008.

Prior to submission of our NELP-VI bid, the Company entered into an agreement with the operating partner to increase our participating interest by 15% to 25% in this exploration block, subject to the availability of sufficient net worth and GOI consent, which remains outstanding.

As at March 31, 2008, we have incurred costs of approximately $0.5 million on this block.  Further, on March 14, 2008, we supplied the GOI a bank guarantee for the budget period April 1, 2008 to March 31, 2009 secured by a letter of credit in the same amount for $1,475,000 with respect to a 10% PI.  Upon receipt of approval from the GOI with respect to our increase in our PI to 25%, this bank guarantee and corresponding letter of credit will be increased to $3,690,000.

Mehsana Block
We have a 10% participating interest in an area of approximately 125 square kilometers known as the "Mehsana Block".  This block was awarded to us along with GSPC and Jubilant in the GOI NELP-IV bidding round.  We, along with our venture partners, have entered into a three phase PSC that requires a minimum drill program, completion of a 3-D seismic programs, and gravity and magnetic and geochemical surveys and analysis.  The term of the PSC commenced on May 21, 2004 and has a 6.0 year term.

The first exploration phase relating to the PSC for the Mehsana Block expired without the required minimum work program being completed.  A request for an extension to phase one was filed and in February 2008 with final consent to the extension was approved by GOI subject to the parties providing a further bank guarantee of 50% of the unfinished minimum work program and additional work program.

As at March 31, 2008, we have incurred costs of approximately $4.1 million on this block.

During the quarter, three wells (CB-4, CB-5A and CB-6) commenced drilling.  These wells have since completed drilling to depths of between approximately 2,450 and 2,900 meters.

Subsequent to March 31, 2008, Jubilant, as operator, advised that 25% of the Mehsana Block has been relinquished pursuant to the terms of the PSC leaving an area of approximately 93 square kilometers.  The operator has further advised that they will not enter into phase II while they continue testing of the previously drilled wells.

As at June 19, 2008, the required seven exploratory wells in Phase I have been drilled on this block.

Sanand/Miroli Block
We have a 10% participating interest in an area of approximately 285 square kilometers known as the "Sanand/Miroli Block".  This block was awarded to us along with GSPC, Jubilant and Prize Petroleum Company Limited in the GOI NELP-IV bidding round.  We, along with our venture partners, have entered into a three phase PSC that requires a minimum drill program, completion of a 3-D seismic programs, and gravity and magnetic and geochemical surveys and analysis.  The term of the PSC commenced on July 29, 2004 and has a 6.0 year term.

As at March 31, 2008, we have incurred costs of approximately $3.4 million on this block.

During the quarter, five wells (SE-8, M-7, M1-A1, M-6 and M-5) commenced drilling.  These wells have since completed drilling to depths ranging from approximately 2,000 to 3,300 meters.  The M1-A1 well was drilled as an appraisal well to delineate the extent of the M-1 discovery and test results yielded in a hydrocarbon zone.

Subsequent to quarter end, two further wells (SE-9 and SE-5) commenced drilling.  The SE-9 well completed drilling and the SE-5 well continues to be drilled.  Further, Jubilant, as operator, reported that additional testing on well SE-4, which was drilled in mid 2007, encountered a 15 meter zone in the Cambay Shale and was perforated and the mid point perforation is at 1,560 meters.  The operator has informed the GOI and the Management Committee of the discovery in accordance with the provisions of the PSC.

As at June 19, 2008, fourteen wells have been drilled on this block which include the Phase I MWP of drilling 12 exploratory wells and the drilling of one appraisal well (M1-A1).

Tarapur Block
Pursuant to an agreement entered into with GSPC in April 2005, we acquired a 20% participating interest in an area of approximately 1,211 square kilometers known as the "Tarapur Block".   This block was awarded to GSPC in 2000 under a Pre NELP round.  At the time of our entering into this agreement with GSPC, operations on the block were in the second phase and GSPC moved into the third phase in November 2005.   The work commitment on phase three was to drill one well.  This commitment has been met.

GSPC, as operator, has submitted an application for an extension beyond the third phase of the PSC for an additional twelve months from the date of approval to complete an additional four well work program.  Subject to the grant of the extension, contracting parties have agreed to provide an additional 35% bank guarantee and 30% cash payment as the agreed pre-estimated liquidated damages for the additional work program.

Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery by acquiring a 30% participating interest as provided under the sharing contract.  This exercise of this right would result in the reduction of the Company's participating interest to 14%.

During the quarter, a field development plan has been filed with GOI and DGH for the Tarapur field under the provisions of the PSC. Further, the Management Committee for the Tarapur block recommended that the operator, acquire a mineral lease for four areas within the block so production can commence upon approval of the GOI. Approval from the GOI for the field development plan and the mineral lease have not yet been received.

As at March 31, 2008, we have incurred costs of approximately $10.1 million on this block.

As at June 19, 2007, twenty-one wells have been drilled on this block.

Ankleshwar Block
We have a 10% participating interest in an area of approximately 448 square kilometers known as the "Ankleshwar Block".  This block was awarded to us along with GSPC, Jubilant and GAIL (India) Inc. in the GOI NELP-V bidding round.  We, along with our venture partners, have entered into a three phase PSC that requires a minimum drill program, completion of a 3-D seismic programs, and gravity and magnetic and geochemical surveys and analyses.  The term of the PSC commenced on April 1, 2006 and has a 7.0 year term.

As at March 31, 2008, we have incurred costs of approximately $0.7 million on this block.

During the quarter, three wells (Ank-1, Ank-7 and Ank-8) commenced drilling.   The Ank-7 well has completed drilling and the Ank-1 and Ank-8 continue to drill.

As at June 19, 2008, three wells have been drilled or are drilling on this block.

DS 03 Block
We have a 100% interest in an area of approximately 3,155 square kilometers known as the "DS 03 Block".  This block was awarded to us in the GOI NELP-V bidding round.  We have entered into a three phase PSC that requires a minimum drill program, completion of a 3-D seismic programs, and gravity and magnetic and geochemical surveys and analysis.  The term of the PSC commenced on September 4, 2006 and has a 7.0 year term.

DS 04 Block
We have a 100% interest in an area of approximately 2,649 square kilometers known as the "DS 04 Block".  This block was awarded to us in the GOI NELP-VI bidding round.  We have entered into a two phase PSC that requires a minimum drill program, completion of a 3-D seismic programs, and gravity and magnetic and geochemical surveys and analysis.  The term of the PSC commenced on June 7, 2007 and has an 8.0 year term.

At March 31, 2008, we have incurred costs of approximately $0.4 million on both DS blocks.

As at June 19, 2008, we have completed the preliminary field work and mapping and are in the process of finalizing a report on a geological survey taken over both blocks.  We are expecting to complete the gravity magnetic and geochemical surveys under the phase one work commitments by March 31, 2009.

RJ Block 20
We have a 25% participating interest in an area of approximately 2,196 square kilometers known as the "RJ Block 20".  This block was awarded to us and OIL in the GOI NELP-VI bidding round.  We, along with our venture partner, have entered into a two phase PSC that requires a minimum drill program, completion of a 3-D seismic programs, and gravity and magnetic and geochemical surveys and analysis.  The term of the PSC commenced on January 21, 2008 and has a 7.0 year term.

RJ Block 21
We have a 25% participating interest in an area of approximately 1,330 square kilometers known as the "RJ Block 21".  This block was awarded to us along with OIL and Hindustan Petroleum Corporation Limited in the GOI NELP-VI bidding round.  We, along with our venture partners, have entered into a two phase PSC that requires a minimum drill program, completion of a 3-D seismic programs, gravity and magnetic and geochemical surveys and analysis.  The term of the PSC commenced on January 21, 2008 and has a 7.0 year term.

At March 31, 2008, we have incurred costs of approximately $0.2 million on both RJ Blocks.

During the quarter, we received the necessary production exploration licenses for both Rajasthan Basin blocks, thereby enabling the phase I work program to commence.

Egyptian Activities
We entered into a Joint Bidding Agreement with GSPC, as operator (50%) and Alkor Petroo Limited of Hyderabad, India (20%) to bid on certain exploration blocks in the Arab Republic of Egypt.  The agreement provided that we were to receive a 30% participating interest in any PSCs entered into.  These blocks include offshore exploration Block 6 (also referred to as N. Hap’y) and onshore exploration Block 8 (also referred to as South Diyur) in the Arab Republic of Egypt.  These blocks were awarded to our venture group subject to certain terms and conditions.  Effective December 31, 2007, we entered into two Assignment agreements with GSPC.  The agreement sets out the terms whereby we assigned to GSPC all our rights to receive a 30% participating interest in the two exploration blocks in exchange for an option (the Option Agreement) exercisable on or before June 15, 2008 to reacquire all or a portion of those rights.   As of the date of filing this Report, the extension of the option agreement has expired.  We are engaged in negotiations with GSPC for an additional extension.

In the event we exercise the option, we will be required to pay to GSPC our participating interest share of all costs and expenses from the effective date.  Additionally, we will be required to provide bank guarantees based upon our share of the rights we elects to reacquire.

At March 31, 2008, approximately $2.4 million relating to our interests in the two exploration blocks has been recorded.

A COMPARISON OF OUR OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 TO MARCH 31, 2007

Results of Operations
Three months ended March 31, 2008 and 2007
During the three months ended March 31, 2008, we had expenses of $940,603 compared with expenses of $806,999 during the three months ended March 31, 2007.  The increase is primarily the result of our continuing increase in the scale of our participation in oil and gas exploration activities.

Our general and administrative expenses increased to $505,288 from $472,576.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.

Our consulting fees increased to $301,988 during the three months ended March 31, 2008 from $91,201 for the three month period ended March 31, 2007.  The majority of the increase related to the engagement of various parties to assist us in resolving the CIA dispute.  The remaining increase is a result of the costs of a consultant to model, test and document our financial internal controls as required by the Sarbanes Oxley Act which were not incurred in the same period in 2007.

Professional fees decreased to $114,317 during the three months ended March 31, 2008 from $231,572 during the three months ended March 31, 2007.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.

Our other expenses and income during the three months ended March 31, 2008 resulted in income of $436,301 versus $440,202 for the same period in 2007, substantially all of which in both periods was interest income on our cash and cash equivalents.  This decrease is mostly attributed to an increase in foreign exchange loss to $12,701 from a gain of $4,509 for the three months ended March 31, 2007.

Reflecting the increase in expenses due to the increase in our overall oil and gas activities offset by our increase in interest income during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, our net loss increased to $504,302 as compared to a net loss of $366,797 in 2007.

We capitalized overhead costs directly related to our exploration activities in India.  During the three months ended March 31, 2008, these capitalized overhead costs were $826,548 as compared to $841,147 during the three months ended March 31, 2007.  The capitalized cost remained consistent with the prior year and includes costs relating to personnel, consultants, their travel, necessary resources and stock-based compensation directly associated with the advancement of our oil and gas interests.

Liquidity and Capital Resources
At March 31, 2008, our cash and cash equivalents were $40,608,240 (December 31, 2007 - $48,134,858).  The majority of these funds are being held in US dollars, of which, $40,249,819 is held in term deposits earning interest based on the US prime rate.  In addition to our cash balances, we will earn interest on our term deposits which we believe will contribute significantly to cover our administrative costs and overhead throughout 2008.

We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the 10 exploration blocks that we hold an interest in, will continue through 2008 in accordance with the terms of those agreements.  During the period April 1, 2008 to March 31, 2009, based on the current budgets, we anticipate drilling thirty-seven wells which entails approximately four wells in the KG Offshore Block, three wells in the KG Onshore Block, twenty-seven wells in our Cambay Blocks (Mehsana, Sanand/Miroli, Tarapur and Ankleshwar) and three wells in our Rajasthan Blocks.  We believe these financial commitments will total $27.5 million throughout that period.  Should we be successful in obtaining an extension of the option to reacquire our interests in the Egyptian Blocks in full, we will be required to pay to GSPC our participating interest share of all costs and expenses from December 31, 2007.  We are currently in discussions with GSPC to reacquire our interests in the Egyptian Blocks, however there is no assurance that we will be successful.

In addition, we may seek to participate in joint venture bidding for the award of further PSCs for exploration blocks expected to be awarded by the GOI in the future.  As of June 26, 2008, we have no specific plans to join with others in bidding for any specific PSCs in India and elsewhere.  We expect that our interest in any such ventures would involve a minority PI in the venture.  In addition, as opportunities arise, we may seek to acquire minority PI's in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

We are unaware at this time of any material uncertainties that may affect our liquidity through March 31, 2009.  Further, at the time of filing this Report, we are not aware of any facts or circumstances that lead us to believe that the outcome of the CIA dispute will have a material effect on our liquidity.

We currently have no specific plans or arrangements to raise additional capital.  We believe that our available cash resources will be sufficient to maintain our current level of activities through the period ending March 31, 2009.

Three months ended March 31, 2008 and 2007
The decrease in our cash and cash equivalents of $7,526,618 from $48,134,858 at December 31, 2007 is primarily the result of funds used in operating and investing activities as follows:

Our net cash used in operating activities during the three months ended March 31, 2008 was $905,234 as compared to $62,532 for the three months ended March 31, 2007.  This increase is mainly related to an increase in operating accounts receivable and a decrease in operating accounts payable and accrued liabilities.

Cash used by investing activities during the three months ended March 31, 2008 was $6,621,384 as compared to $2,786,534 during the three months ended March 31, 2007.  This increase is a result of additional expenditures on our oil and gas activities which is consistent with the increased scale of our participation and the addition of $4,025,000 in restricted deposits.

Cash provided by financing activities for the three months ended March 31, 2008 was $nil as compared to $20,200 during the three months ended March 31, 2007.  During the three months ended March 31, 2007, cash of $20,200 was provided from the issuance of 20,000 shares of common stock on the exercise of options.

We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements estimated to be approximately $27.5M for the period ended March 31, 2009 for our present level of operations.

We do not expect to have any significant change in 2008 in our number of employees.  We believe that inflation does not have a material effect on our activities.

Financial Commitments Under our PSCs
Each of the PSCs to which we are a party provide for multi-phase oil and gas exploration activities involving minimum work programs to be conducted over periods of years.  Each of the PSCs provide that we, together with our co-parties to the agreements, are required to make financial commitments in proportion to our participating interests under the PSCs relating to the exploration activities to be conducted. Further, the PSCs contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the minimum work program ("MWP") for a particular phase, to be undertaken annually during the budget period April 1 to March 31.  We have provided to the GOI bank guarantees for the performance of such MWP for the budget period April 1, 2008 to March 31, 2009 which are in the form of irrevocable letters of credit and secured by our term deposits in the same amount.  The amount of these bank guarantees for each of our PSCs is as follows:

Exploration Blocks – India	(millions of dollars)
Mehsana	0.16
Sanand/Miroli	0.92
Ankleshwar	0.95
Tarapur	0.94
DS 03	0.18
DS 04	0.18
KG Onshore	1.48
RJ 20	1.48
RJ 21	1.00
7.30

Subsequent to March 31, 2008 we increased our bank guarantees for the Mehsana Block to $0.16 million, for the Sanand/Miroli Block to $1.3 million, for the Ankleshwar Block to $1.49 million, for the DS 03 Block to $0.45 million and for the DS 04 Block to $0.22 million.

KG Offshore Block Financial Commitment
 Under the terms of the CIA, GSPC is responsible for our entire share of any and all costs incurred during the exploration phase prior to the date of initial commercial production on this block.  The CIA provides that all of our proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the exploration block.  We are not entitled to any share of production until GSPC has recovered our share of the costs and expenses that were paid by GSPC on our behalf.  We incur certain exploration costs related to the KG Offshore Block in providing services which are not reimbursable under the CIA.  During the 12 months ended March 31, 2009, we estimate that these non-reimbursable costs on this block will aggregate approximately $1.5 million.

KG Onshore Block Financial Commitment
We will be required to fund our proportionate share of the costs incurred in the KG Onshore activities estimated to be approximately $8.5 million over the four years of the first phase of the work commitment with respect to a 10% PI in the block and approximately $21.4 million with respect to a 25% PI in the block.  The budget estimate for the period April 1, 2008 to March 31, 2009 has been prepared and our proportionate share of that budget at 10% is $4.2 million and at 25% is $10.5 million.  This budget entails performing the required geological surveys and studies for Phase I, as well as a 50 LKM 2-D seismic acquisition program and the interpretation and processing thereof and the drilling of 3 exploratory wells.

Mehsana Block Financial Commitment
Estimated total capital expenditures we will be required to contribute to the exploration activities on the Mehsana Block during the period April 1, 2008 to March 31, 2009 based on our 10% PI will be approximately $1.0 million and will entail the drilling of two exploratory wells in the Phase II work commitment.

Sanand/Miroli Block Financial Commitment
Budgets for the estimated total capital expenditures for the exploration activities on the Sanand/Miroli Block during the period April 1, 2008 to March 31, 2009 have been prepared and submitted for approval.  They entail the drilling of six exploratory wells between 2,000 and 2,500 meters each which includes the remaining two well commitment from Phase I and the three well commitment from Phase II.  Further, the budget includes the drilling of four wells, classified as appraisal wells under the PSC, to approximately 2,000 meters each.  We anticipate the estimated total capital expenditures we will be required to contribute to the exploration activities on this block during the period April 1, 2008 to March 31, 2009 based on our 10% PI will be approximately $4.7 million.

Tarapur Block Financial Commitment
GSPC on behalf of the consortium partners has submitted an application to the GOI for an extension beyond Phase III of the PSC for an additional 12 months  from the date of approval to complete an additional work program of drilling 4 exploration wells under the GOI new extension policy.  This extension has not yet been approved.  If the request for the additional 12 months is not granted, the third and final phase of exploratory activities on the Tarapur Block would be deemed to have expired on November 22, 2007.  All areas not encompassing a commercial discovery would be relinquished back to the GOI.  Oil and Natural Gas Corporation Limited of India has the right to participate in the development of any commercial discovery on the Tarapur Block by acquiring a 30% PI as provided under the PSC.  The exercise of this right would result in the reduction of our PI to 14%.

If the request for the additional 12 months is granted, estimated total capital expenditures we will be required to contribute to drill four additional wells on this block over this period based on our 20% PI will be approximately $2.2 million plus liquidated damages of $662,000.

Further, a 5 well appraisal program has been planned to the northeast of Tarapur#6 well within the Tarapur west development area to expand the field over the infill 3-D seismic program completed in 2008.

Ankleshwar Block Financial Commitment
Budgets for the estimated total capital expenditures for the exploration activities on the Ankleshwar Block during the period April 1, 2008 to March 31, 2009 have been prepared and submitted to the Management Committee for approval.  We anticipate the amount we will required to contribute during this period, based on our 10% PI will be approximately $4.2 million and will entail the drilling of 14 exploratory wells.

Deccan Syneclise Basin Financial Commitment
We estimate our expenditures for exploration activities during the period April 1, 2008 to March 31, 2009 for both the DS-03 and DS-04 Blocks will be approximately $1.8 million based upon our 100% PI.  These expenditures include the completion of the documentation and reports to the gravity magnetic and geochemical surveys along with the acquisition of a 2-D seismic of approximately 50 line kms.  We further estimate that the costs to be incurred after March 31, 2009 to complete our Phase I commitments will be approximately $2.0 million.  We have a 100% PI in both of the DS blocks.

Rajasthan Basin Financial Commitment
We will be required to fund our 25% proportionate share of the costs incurred on both these blocks which is estimated to be approximately $18.3 million over the four years of the first phase of the work commitments for both blocks.  The budget estimate for the period April 1, 2008 to March 31, 2009 has been set and our 25% proportionate share of that budget on both blocks is approximately $7.2 million. This budget entails performing the required surveys, the 2D and the 3D seismic acquisition program and the interpretation and processing thereof and the drilling of three wells.

Egyptian Activities
Under the terms of the Joint Bidding Agreement, the bidders were required to submit a bank guarantee equal to 2% of the financial commitment under the MWP of the First Exploration Phase which has a term of 4 years.  During the third quarter of 2007, we provided to GSPC two bank guarantees totaling $1,170,000 secured by our term deposits in the same amount, based on our 30% PI.

In the event we exercise the option we acquired to reacquire our interest in these blocks, we will be required to pay to GSPC our pro rata share of all costs and expenses from the effective date of the option agreement (December 31, 2007).  We will also have to provide to GSPC bank guarantees equal to the remaining 98%, based upon our share of the rights we elects to reacquire, of the total financial commitment for conducting the first exploration phase on the two exploration blocks.  If we elect to reacquire and participate to the full 30% of the option, these additional bank guarantees would amount to approximately $56.4 million.  This option has currently expired, however, we are engaged in discussions to obtain a further extension of this option.

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

At March 31, 2008, we had not entered into any market risk sensitive instruments, as such term is defined in Item 305 of Regulation S-K relating to oil and natural gas.

Interest Rate Risk
At March 31, 2008, we had approximately $40.6 million in cash and cash equivalents.  Substantially, all these funds are held in U.S. dollars and our cash equivalents are invested in high-quality credit instruments, primarily of money market funds with maturities of 90 days or less.  We do not expect any material loss from cash equivalents, and therefore we believe our interest rate exposure on invested funds is not material.  Fluctuations in interest rates can be expected to affect the interest income we receive on the invested funds.

At March 31, 2008, we had no long-term debt outstanding and held no market risk sensitive instruments related to the interest rate risk.

Foreign Currency Risk
Substantially, all of our cash and cash equivalents are held in U.S. dollars or U.S. dollar denominated securities. At March 31, 2008, we had no operating revenues.  Certain of our expenses are fixed or denominated by foreign currencies including the Canadian dollar and the Indian Rupees.  We are exposed to market risks associated with fluctuations in foreign currency exchange rates related to our transactions denominated in currencies other than the U.S. dollar.

At March 31, 2008, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2007 and the resulting delay in timely filing of both that Report and this Report, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A.                      RISK FACTORS

Risks relating to us are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed on June 10, 2008.  Changes to certain of those risk factors which may be deemed to be material have been included in this quarterly report.  Reference should be made to our Annual Report as well as to the following for complete information regarding all risk factors material to investors.

GSPC Is Seeking a Payment From Us In the Amount Of Approximately  $66.6  Million plus interest as of March 31, 2008  On Account of GSPC’s Exploration Costs On the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under Phase I of the work program set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under Phase I included in the parties’ joint bid for the award by the GOI of the KG Offshore Block.

GSPC contends that this excess amount is not within the terms of the CIA.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) (including the net 5% interest of Roy Group (Mauritius) Inc.).

Based on the most recent information available from GSPC, GSPC is seeking a payment from us in the amount of approximately $66.6 million plus interest as of March 31, 2008, of which 50% is for the account of RGM.  GeoGlobal disputes this assertion of GSPC.

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

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution, however, no agreement has been reached as of June 26, 2008.

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

The termination of a PSC by the GOI would result in the loss of our interest in the PSC other than contract areas of the PSC determined to encompass "commercial discoveries".  The PSC sets forth procedures whereby the operator can obtain the review of the Management Committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC.  Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block.  Although GSPC submitted, subsequent to end of Phase I, an application to have an area declared as a commercial discovery, as of June 26, 2008, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.  No areas of the Mehsana Block or the Sanand/Miroli Block have been determined to encompass commercial discoveries, however, the operators of each block have notified DGH of discoveries.

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

GSPC, as operator of the Tarapur Block, has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to complete an additional work program of drilling four wells under the GOI new extension policy which has not yet been approved.  The parties to the PSC have agreed to provide a 35% bank guarantee of $3.1 million and a 30% cash payment of $2.7 million for this additional work programme.  GOI consent to this application has not yet been approved or received.  Through March 31, 2008, we have incurred costs of approximately $10.1 million under the terms of our agreement with GSPC for our 20% PI share of exploration costs.  If the above request for an additional 12 months is not granted, the third and final phase of exploratory activities on the Tarapur Block will have expired on November 22, 2007.  The work commitment to drill one well to a depth of 3,000 meters or to the Deccan trap has been completed and, under the terms of the PSC, all areas not encompassing a commercial discovery after November 22, 2007 would be relinquished back to the GOI and our investment in exploration costs on areas that will be required to be relinquished back to the GOI will have been lost.

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

On January 8, 2008, effective December 31, 2007, we entered into two agreements with GSPC. An Assignment Agreement sets out the terms whereby we assigned to GSPC all of our rights to receive a 30% PI in the two exploration blocks awarded by the Arab Republic of Egypt in exchange for an option (the Option Agreement) exercisable on or before April 30, 2008 to reacquire all or a portion of those rights.  GSPC provided us a 45 day extension of time for exercising the option to June 15, 2008.  We are currently negotiating with GSPC to obtain a further extension of the option, however, there can be no assurance that an extension will be granted.

In the event we exercise the option, we will be required to pay to GSPC our pro rata share of all costs and expenses from the effective date of the option agreement (December 31, 2007).  We will also have to provide to GSPC bank guarantees equal to the remaining 98%, based upon our share of the rights we elects to reacquire, of the total financial commitment for conducting the first exploration phase on the two exploration blocks.  If we elect to reacquire and participate to the full 30% of the option, these additional bank guarantees would amount to approximately $56.4 million.  In addition to the non-refundable $1.17 million of bank guarantees, our oil and gas assets included at March 31, 2008 approximately $2.4 million relating to our interests in the two exploration blocks which will be carried forward as an investment in the option pending our determination whether we will exercise any portion of the option.

In the event we fail to exercise any portion of the option, we will be required to recognize a charge to the Statement of Operations in the amount of approximately $3.6 million.

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

As of March 31, 2008, we had cash and cash equivalents of approximately $40.6 million.  We currently expect that our available cash will be sufficient to fund us through the balance of 2008 and through the budget period ending March 31, 2009 at our present level of operations on the ten exploration blocks in which we are currently a participant in.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our ten exploration blocks, excluding the KG Onshore Block and the Tarapur Block, totals approximately $20.4 million during the period April 1, 2008 to March 31, 2009.  We anticipate expenditures on the Tarapur Block, if the 12 month extension is granted to be $2.2 million for the same period.  Further, we anticipate our expenditures on the KG Onshore Block to be $4.2 million based upon a 10% PI.  Upon receipt of approval from the GOI for the increase to a 25% PI, these expenditures will increase to $10.5 million.  Any further PSCs we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.  There can be no assurance that we will be able to raise the capital.

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

•
As a consequence of the expiration of our option relating to the Egyptian exploration blocks, unless we are successful in obtaining an extension of the option, as to which there can be no assurance, we will be required to write off our investment in our Egyptian activities in the amount of $3.6 million.

Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military or terrorist activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption "Risk Factors" herein.  They are also described in our Annual Reports on Form 10-KSB and 10-K, our Quarterly Reports on Form 10-QSB and 10-Q, and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

June 26, 2008                                            /s/ Jean Paul Roy
------------------------
Jean Paul Roy
President and Chief Executive Officer
 (Principal Executive Officer and Director)

June 26, 2008                                           /s/ Allan J. Kent
----------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting)