Form 10-Q
period 2008-06-30
GEOGLOBAL RESOURCES INC.
filed 2008-08-11
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008;
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

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

Large accelerated filer	Accelerated filer	☑	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008
COMMON STOCK, PAR VALUE $.001 PER SHARE	72,205,756

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (Unaudited)	3

	Consolidated Statements of Operations for the six months ended June 30, 2008 and June 30, 2007 and for the period from inception on August 21, 2002 to June 30, 2008 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders' Equity (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007 and for the period from inception on August 21, 2002 to June 30, 2008 (Unaudited)	6

	Notes to the Consolidated Financial Statements as at June 30, 2008 (Unaudited)	7-20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	31

Item 6.	Exhibits	34

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2008	December 31, 2007

Assets
Current
Cash and cash equivalents	31,740,361	48,134,858
Accounts receivable	287,481	171,977
Prepaids and deposits	105,728	100,052
	32,133,570	48,406,887

Restricted deposits	8,649,218	4,555,480
Property and equipment (note 3)	146,862	157,398
Oil and gas interests, not subject to depletion (note 4)	32,397,536	27,099,547

	73,327,186	80,219,312

Liabilities
Current
Accounts payable	989,891	3,908,506
Accrued liabilities	2,900,961	2,355,322
Due to related companies (note 8)	67,372	66,152
	3,958,224	6,329,980

Asset retirement obligation (note 5)	470,471	318,922
	4,428,695	6,648,902

Stockholders' Equity
Capital stock (note 6)
Authorized
100,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
72,205,755 common shares (December 31, 2007 – 72,205,755)	57,614	57,614
Additional paid-in capital	83,407,430	82,791,057
Deficit accumulated during the development stage	(14,566,553)	(9,278,261)
	68,898,491	73,570,410

	73,327,186	80,219,312
See Guarantees (note 10), Commitments (note 11) and Contingencies (note 12) The accompanying notes are an integral part of these Interim Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended Jun 30, 2008	Three months ended Jun 30, 2007	Six months ended Jun 30, 2008	Six months ended Jun 30, 2007	Period from Inception, Aug 21, 2002 to Jun 30, 2008
		Restated note 7c		Restated note 7c	note 13a
Expenses
General and administrative	664,689	478,711	1,169,977	951,287	6,445,851
Consulting fees	162,273	(22,523)	464,261	68,678	5,624,975
Professional fees	404,379	109,922	518,696	341,494	2,309,343
Asset Impairment (note 4c)	3,765,015	--	3,765,015	--	3,765,015
Depreciation	12,932	12,694	25,564	24,344	292,299
Accretion expense	8,490	--	14,868	--	14,868
	5,017,778	578,804	5,958,381	1,385,803	18,452,351
Other expenses (income)
Consulting fees recovered	--	--	--	--	(66,025)
Equipment costs recovered	--	--	--	--	(19,395)
Gain on sale of equipment	--	--	--	--	(42,228)
Foreign exchange (gain) loss	9,061	(8,210)	21,762	(12,719)	26,799
Interest income	(242,849)	(421,199)	(691,851)	(856,892)	(5,104,949)
	(233,788)	(429,409)	(670,089)	(869,611)	(5,205,798)

Net loss and comprehensive loss for the period	(4,783,990)	(149,395)	(5,288,292)	(516,192)	(13,246,553)

Net loss per share – basic and diluted (note 9)	(0.07)	0.00	(0.08)	(0.01)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
	Number of shares	Capital Stock	Additional paid-in capital	Accumulated Deficit	Stockholders' Equity
			Restated note 7c	Restated note 7c	Restated note 7c

From inception August 21, 2002 to December 31, 2006
Common shares issued on incorporation	1,000	64	--	--	64
Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	--	10,914,545	10,929,202
Elimination due to reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Issued on reverse takeover	34,000,000	34,000	1,072,960	--	1,106,960
Private placement financings	10,252,400	10,252	33,630,348	--	33,640,600
Options exercised	3,719,168	3,721	4,217,105	--	4,220,826
Purchase Warrants exercised	3,000,000	3,000	7,497,000	--	7,500,000
Broker Warrants exercised	580,000	580	869,420	--	870,000
Stock-based compensation	--	--	7,779,938	--	7,779,938
Share issuance costs	--	--	(2,165,871)	--	(2,165,871)
Net loss and comprehensive loss	--	--	--	(6,415,151)	(6,415,151)
Balance as at December 31, 2006	66,208,255	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during 2007:
Options exercised for cash	317,500	317	320,358	--	320,675
June 2007 private placement financing (note 6a)	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement	--	--	(2,612,973)	--	(2,612,973)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	1,522,996	--	1,522,996
Net loss and comprehensive loss for 2007	--	--	--	(1,543,110)	(1,543,110)
Balance as at December 31, 2007	72,205,755	57,614	82,791,057	(9,278,261)	73,570,410

Stock-based compensation (note 7b)	--	--	616,373	--	616,373
Net loss and comprehensive loss for the period	--	--	--	(5,288,292)	(5,288,292)
Balance as at June 30, 2008	72,205,755	57,614	83,407,430	(14,566,553)	68,898,491
See note 6 for further information The accompanying notes are an integral part of these Interim Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended Jun 30, 2008	Three months ended Jun 30, 2007	Six months ended Jun 30, 2008	Six months ended Jun 30, 2007	Period from Inception, Aug 21, 2002 to Jun 30, 2008
		Restated note 7c		Restated note 7c	note 13a
Cash flows provided by (used in) operating activities
Net loss	(4,783,990)	(149,395)	(5,288,292)	(516,192)	(13,246,553)
Adjustment to reconcile net loss to net cash used in operating activities:
Accretion expense (note 5)	8,490	--	14,868	--	14,868
Asset impairment	3,765,015	--	3,765,015	--	3,765,015
Depreciation	12,932	12,694	25,564	24,344	292,299
Gain on sale of equipment	--	--	--	--	(42,228)
Stock-based compensation (note 7b)	140,169	76,290	312,662	338,773	5,598,307
2005 Compensation Option and Warrant modification	--	--	--	--	240,000
Changes in operating assets and liabilities:
Accounts receivable	46,510	(39,053)	(115,504)	4,015	(212,481)
Prepaids and deposits	17,881	31,628	35,656	(80,632)	(30,001)
Accounts payable	45,293	(34,459)	(181,754)	89,574	145,904
Accrued liabilities	(92,500)	(33,487)	(322,500)	(33,487)	117,500
Due to related companies	(7,631)	19,171	1,220	(5,538)	25,616
	(847,831)	(116,611)	(1,753,065)	(179,143)	(3,331,754)
Cash flows provided by (used in) investing activities
Oil and gas interests	(3,041,695)	(884,355)	(7,452,611)	(2,380,958)	(30,215,947)
Property and equipment	(4,001)	(123,793)	(15,028)	(474,537)	(479,733)
Proceeds on sale of equipment	--	--	--	--	82,800
Cash acquired on acquisition	--	--	--	--	3,034,666
Restricted deposits	(1,238,738)	(2,920)	(5,263,738)	393,153	(9,819,218)
Changes in investing assets and liabilities:
Cash call receivable	275,569	(62,547)	--	(62,547)	--
Prepaids and deposits	39,326	--	(41,332)	--	(75,727)
Accounts payable	(4,380,095)	170,665	(2,736,862)	(1,402,238)	794,978
Accrued liabilities	329,586	(24,684)	868,139	212,959	2,783,461
	(8,020,048)	(927,634)	(14,641,432)	(3,714,168)	(33,894,720)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	--	28,700,475	--	28,720,675	74,952,165
Share issuance costs	--	(1,903,046)	--	(1,903,046)	(4,073,388)
Changes in financing liabilities:
Note payable	--	--	--	--	(2,000,000)
Accounts payable	--	68,290	--	68,290	61,078
Due to related companies	--	--	--	--	26,980
	--	26,865,719	--	26,885,919	68,966,835
Net increase (decrease) in cash and cash equivalents	(8,867,879)	25,821,474	(16,394,497)	22,992,608	31,740,361

Cash and cash equivalents, beginning of period	40,608,240	29,534,112	48,134,858	32,362,978	--

Cash and cash equivalents, end of period	31,740,361	55,355,586	31,740,361	55,355,586	31,740,361

Cash and cash equivalents
Current bank accounts			396,046	582,336	396,046
Short term deposits			31,344,315	54,773,250	31,344,315
			31,740,361	55,355,586	31,740,361
Cash taxes paid during the period			10,400	11,675	75,913
The accompanying notes are an integral part of these Consolidated Financial Statements

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2008

1.         Nature of Operations

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts ("PSCs") with the Gujarat State Petroleum Corporation ("GSPC"), Oil India Limited ("OIL") among others, and the Government of India ("GOI") and the development thereof.  To date, the Company has not earned revenue from these operations and is considered to be in the development stage.  However, the recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to fulfill its obligations under the PSCs in India and upon future profitable operations and upon finalizing agreements.  At June 30, 2008, Management of the Company believes the Company has sufficient capital resources which will meet all obligations and exploration commitments to June 30, 2009.  The Company is a Delaware corporation whose common stock is listed and traded on the American Stock Exchange under the symbol GGR.

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

In the opinion of management, the interim condensed consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at June 30, 2008, the results of operations and it's cash flows for the six months ended June 30, 2008 and 2007 and for the period from inception of August 21, 2002 to June 30, 2008.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and related disclosures.  The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or circumstances.

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
June 30, 2008

2.         Significant Accounting Policies (continued)

Effective January 1, 2008, the Company adopted SFAS 157 except for measurements of those non-financial assets and liabilities subject to the one-year deferral.  Given the nature of the Company’s financial instruments, the adoption of SFAS 157 did not have an impact on its financial position, results of operations or cash flows.  Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on its financial statements upon full adoption in 2009.

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

SFAS 157 does not prescribe which valuation technique should be used when measuring fair value and does not prioritize among the techniques.  SFAS 157 establishes a fair value hierarchy that prioritized the inputs used in applying the various valuation techniques.  Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk.  Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority.  The Company does not currently have any Level 1, 2 or 3 inputs.  The three levels of the fair value hierarchy are as follows:
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

3.         Property and Equipment

	June 30, 2008	December 31, 2007

Computer and office equipment	396,934	381,905
Accumulated depreciation	(250,072)	(224,507)
	146,862	157,398

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2008

4.         Oil and Gas Interests

Exploration costs incurred in:
2002	21,925
2003	178,829
2004	506,269
2005	3,250,700
2006	8,163,611
Period from Inception, Aug 21, 2002 to Dec 31, 2006	12,121,334
2007	14,978,213
Balance – December 31, 2007	27,099,547

Additions during the period	5,297,989
Balance – June 30, 2008	32,397,536

a)         Exploration costs
The exploration costs incurred to date are not subject to depletion.  These exploration costs cover ten exploration blocks, known as the KG Offshore and Onshore Blocks, the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block, the DS 03 and DS 04 Blocks, the Tarapur Block and RJ Block 20 and RJ Block 21

b)         Carried Interest Agreement ("CIA")

On August 27, 2002, GeoGlobal entered into a CIA with GSPC, which grants the Company a 10% Carried Interest (“CI”) (net 5%) in the KG Offshore Block. The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the CIA, all of GeoGlobal's and Roy Group (Mauritius) Inc.'s (“RGM”), a related party (see note 8a), proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block. GeoGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.

As at June 30, 2008, GSPC has incurred costs of approximately $80 million attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

GeoGlobal has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to GeoGlobal under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of GeoGlobal (including the net 5% participating interest of RGM) under the terms of the CIA plus interest.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) plus interest.  GeoGlobal disputes this assertion of GSPC.  See note 12.

c)         Impairment of Oil and Gas Interest in Egypt and the Middle East

The Company’s unproved properties are evaluated quarterly for the possibility of potential impairment.

The Company entered into a Joint Bidding Agreement with two additional parties to bid on certain exploration blocks in the Arab Republic of Egypt.  The agreement provided that the Company was to receive a 30% participating interest in any production sharing contracts entered into.  These blocks include offshore exploration Block 6 (also referred to as N. Hap’y) and onshore exploration Block 8 (also referred to as South Diyur) in the Arab Republic of Egypt.  These blocks were awarded subject to certain terms and conditions.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2008

4.         Oil and Gas Interests (continued)

Effective December 31, 2007, the Company entered into two agreements with one of its co-parties.  The assignment agreement sets out the terms whereby the Company assigned to the co-party all the Company’s rights to receive a 30% participating interest in the two exploration blocks awarded by the Arab Republic of Egypt in exchange for an option (the Option Agreement) exercisable on or before April 30, 2008 (subsequently extended to June 15, 2008) to reacquire all or a portion of those rights.

At June 30, 2008, the Option Agreement had expired and the Company has not yet negotiated an additional extension of the expiration date.  The Company determined the value of the Egyptian blocks to be impaired at June 30, 2008 and therefore has charged to the statement of operations the full carrying value of the Egyptian properties.  The amount of the impairment includes the value of the capitalized costs and the value of the related non-refundable bank guarantees. The Company is continuing to seek an extension of the expiration date.

5.         Asset Retirement Obligation

Asset retirement obligations are recorded for an obligation where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.  These obligations pertain to certain exploration blocks where the Company has currently drilled wells.

The following table summarizes the changes in the asset retirement obligation:

	June 30, 2008	December 31, 2007

Asset retirement obligation at beginning of period	318,922	--
Obligations incurred	136,681	318,922
Accretion	14,868	--

Asset retirement obligation at end of period	470,471	318,922

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
June 30, 2008

6.         Capital Stock

a)         June 2007 Financing
During June 2007, GeoGlobal completed the sale of 5,680,000 Units of its securities at $5.00 per Unit for aggregate gross cash proceeds of $28,400,000.

Each Unit is comprised of one common share and one half of one warrant.  One full warrant ("2007 Stock Purchase Warrant") entitles the holder to purchase one additional common share for $7.50, for a term of two years expiring June 20, 2009.  In addition, compensation options ("2007 Compensation Options") were issued to the placement agents entitling them to purchase an aggregate of 340,800 common shares at an exercise price of $5.00 per share until June 20, 2009.  The 2007 Stock Purchase Warrants and the 2007 Compensation Options are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is $12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and the shares issuable on exercise of the 2007 Stock Purchase Warrants and the 2007 Compensation Options have been registered under the US Securities Act of 1933, as amended (the “Act”), and the hold period for Canadian subscribers has expired.  In such events, the term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the term.  At June 30, 2008 since not all such events have occurred, the accelerated expiration of the term for the 2007 Stock Purchase Warrants and the 2007 Compensation Options has not been triggered.

b)         Warrants and Compensation Options
i)         2007 Compensation Options
As at June 30, 2008, none of the 340,800 2007 Compensation Options were exercised.  If fully exercised, the 2007 Compensation Options would result in the issuance of 340,800 common shares for gross proceeds of $1,704,000

ii)         2007 Stock Purchase Warrants
As at June 30, 2008, none of the 2,840,000 2007 Stock Purchase Warrants were exercised.  If fully exercised, the 2007 Stock Purchase Warrants would result in the issuance of 2,840,000 common shares for gross proceeds of $21,300,000.

iii)	2005 Compensation Options
As at June 30, 2008, none of the 195,144 2005 Compensation Options were exercised.  If fully exercised, the 2005 Compensation Options would result in the issuance of 195,144 Units at an exercise price of $6.50 resulting in gross proceeds of $1,268,436.

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Compensation Options and associated 2005 Compensation Option Warrants which were to expire on September 9, 2007, to June 20, 2009.

iv)         2005 Compensation Option Warrants
As at June 30, 2008, none of the 97,572 2005 Compensation Option Warrants have been issued as a result of the 2005 Compensation Options not being exercised.  If the 2005 Compensation Options are exercised and the 2005 Compensation Option Warrants issued, such Warrants if exercised, would result in the issuance of 97,572 common shares for gross proceeds of $878,148

v)         2005 Stock Purchase Warrants
As at June 30, 2008, none of the 2005 Stock Purchase Warrants have been exercised.  If all of the 2005 Stock Purchase Warrants were exercised, it would result in the issuance of 2,126,200 common shares for gross proceeds of $19,135,800.

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Stock Purchase Warrants which were to expire on September 9, 2007, to June 20, 2009.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2008

6.         Capital Stock (continued)

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

7.         Stock Options

a)         The Company’s 1998 Stock Incentive Plan
Under the terms of the 1998 Stock Incentive Plan (the "1998 Plan"), as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 1998 Plan.  As at June 30, 2008, the Company had 2,380,697 (December 31, 2007 – 2,380,697) common shares remaining for the grant of options under the 1998 Plan.  The Board of Directors of the Company may amend or modify the 1998 Plan at any time, subject to any required stockholder approval.  The 1998 Plan will terminate on the earliest of: (i) 10 years after the 1998 Plan Effective Date, being December 2008; (ii) the date on which all shares available for issuance under the 1998 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

The Company's 2008 Stock Incentive Plan
Subsequent to June 30, 2008, on July 29, 2008 at the Annual Meeting of Stockholders, the shareholders of the Company approved the adoption of the 2008 Stock Incentive Plan.  Under the terms of the 2008 Stock Incentive Plan (the "2008 Plan"), 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) 10 years after the 2008 Plan Effective Date, being July 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2008

7.         Stock Options (continued)

The following table summarizes stock-based compensation for employees and non-employee consultants:

	Three months ended Jun 30, 2008	Three months ended Jun 30, 2007	Six months ended Jun 30, 2008	Six months ended Jun 30, 2007	Period from Inception, Aug 21, 2002 to Jun 30, 2008
		Restated note 7c		Restated note7c
Stock based compensation
Consolidated Statements of Operations
General and administrative	185,385	234,383	366,489	503,049	2,344,790
Consulting fees	(45,216)	(158,093)	(53,827)	(164,276)	3,253,517
	140,169	76,290	312,662	338,773	5,598,307
Consolidated Balance Sheets
Oil and gas interests	133,632	117,076	303,711	264,280	4,321,000
	273,801	193,366	616,373	603,053	9,919,307

c)         Restatement
The periods ended June 30, 2007 and the period from inception August 21, 2002 to June 30, 2007 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

The following is a summary of the effects of this restatement on the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and for the period from inception of August 21, 2002 to June 30, 2007.

	As Reported		Adjustment		As Restated
	Three months ended Jun 30, 2007	Period of Inception, Aug 21, 2002 to Jun 30, 2007	Three months ended Jun 30, 2007	Period of Inception, Aug 21, 2002 to Jun 30, 2007	Three months ended Jun 30, 2007	Period of Inception, Aug 21, 2002 to Jun 30, 2007
Statements of Operations
General & administrative	393,135	3,290,851	85,576	656,078	478,711	3,946,929
Consulting fees	304,726	2,435,517	(327,249)	2,436,963	(22,523)	4,872,480
Net loss and comprehensive loss	(391,068)	(3,838,302)	241,673	(3,093,041)	(149,395)	(6,931,343)
Net loss per share - basic and diluted	(0.01)		0.01		0.00

	Six months ended Jun 30, 2007		Six months ended Jun 30, 2007		Six months ended Jun 30, 2007
Statements of Operations
General & administrative	780,135		171,152		951,287
Consulting fees	571,266		(502,588)		68,678
Net loss and comprehensive loss	(847,628)		331,436		(516,192)
Net loss per share - basic and diluted	(0.01)		0.00		(0.01)

For a full summary of the restatement, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2007.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2008

7.         Stock Options (continued)

d)         Black-Scholes Assumptions
During the six months ended June 30, 2008 and 2007, options of nil and 230,000, respectively, were granted to the Company's directors and employees under the terms of the 1998 Stock Incentive Plan.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three and Six months ended Jun 30, 2008	Three and Six months ended Jun 30, 2007
		Restated note 7c

Fair value of stock options granted (per option)	--	US$2.02
Risk-free interest rate	--	4.9%
Volatility	--	69%
Expected life	--	2.0 years
Dividend yield	--	0%

During the periods ended June 30, 2008 and 2007, options of nil and 150,000, respectively, were granted to non-employee consultants in exchange for services under the terms of the 1998 Stock Incentive Plan.   The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of services rendered. The fair value of each option granted to non-employee consultants is calculated at each reporting date using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three and Six months ended Jun 30, 2008	Three and Six months ended Jun 30, 2007
		Restated Note 7c

Fair value of stock options granted (per option)	$1.02	$1.58
Risk-free interest rate	2.6%	4.9%
Volatility	121%	56%
Expected life	2.2 year	1.0 years
Dividend yield	0%	0%
i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on, historical volatility of the Company's stock, and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior and current trends.

e)         Stock option table
The following table summarized option activity during the six months ended June 30, 2008:

Options	Shares (#)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,470,000	4.04	4.38 years	4,554,000
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at June 30, 2008	4,470,000	4.04	3.71 years	618,000
Exercisable at June 30, 2008	3,220,833	3.62	4.46 years	618,000

During the six months ended June 30, 2008 and June 30, 2007, cash received on exercise of stock options was $nil and $320,675 respectively.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2008

7.         Stock Options (continued)

During the period ended June 30, 2008, the options as set out below were granted for services provided to the Company:

		Fair Value					Forfeited (f)
	Option	at Original				Granted	Expired (x)		Balance
Grant	exercise	Grant	Expiry	Vesting	Balance	during	Exercised (e)	Balance	Exercisable
date	price	Date	date	date	Dec 31/07	the period	during the period	Jun 30/08	Jun 30/08
Mm/dd/yy	$	$	mm/dd/yy	mm/dd/yy	#	#	#	#	#

01/18/05	1.10	0.62	08/31/08	Vested	600,000	--	--	600,000	600,000
06/14/05	3.49	1.55	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	2.38	08/24/08	Vested	110,000	--	--	110,000	110,000
10/03/05	6.81	3.07	10/03/15	Vested	16,666	--	-	16,666	16,666
10/03/05	6.81	3.83	10/03/15	Vested	16,667	--	--	16,667	16,667
10/03/05	6.81	4.38	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	2.06	06/14/16	Vested	200,000	--	--	200,000	200,000
07/25/06	3.95	1.14	12/31/09	Vested	100,000	--	--	100,000	100,000
07/25/06	3.95	1.39	12/31/09	Vested	660,000	--	--	660,000	660,000
07/25/06	3.95	1.60	12/31/09	Vested	50,000	--	--	50,000	50,000
07/25/06	3.95	1.78	12/31/09	07/25/08	145,000	--	--	145,000	--
07/25/06	3.95	2.01	12/31/09	07/25/09	70,000	--	--	70,000	--
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
11/24/06	7.52	2.47	11/24/09	Vested	10,000	--	--	10,000	10,000
11/24/06	7.52	2.92	11/24/09	Vested	10,000	--	--	10,000	10,000
11/24/06	7.52	3.70	11/24/09	12/31/08	10,000	--	--	10,000	--
05/16/07	5.09	1.51	05/16/10	Vested	10,000	--	--	10,000	10,000
05/16/07	5.09	2.09	05/16/10	12/31/08	10,000	--	--	10,000	--
05/16/07	5.09	2.09	05/16/10	05/31/09	10,000	--	--	10,000	--
06/20/07	5.06	2.08	06/20/17	Vested	200,000	--	--	200,000	200,000
07/03/07	5.03	1.70	12/31/10	Vested	35,000	--	--	35,000	35,000
07/03/07	5.03	1.70	12/31/10	Vested	10,000	--	--	10,000	10,000
07/03/07	5.03	1.70	12/31/10	Vested	42,500	--	--	42,500	42,500
07/03/07	5.03	1.70	12/31/10	07/03/08	847,500	--	--	847,500	--
07/03/07	5.03	1.98	12/31/10	12/31/08	20,000	--	--	20,000	--
07/03/07	5.03	2.25	12/31/10	07/03/09	120,000	--	--	120,000	--
					4,470,000	--	--	4,470,000	3,220,833

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
June 30, 2008

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

	Three months ended Jun 30, 2008	Three months ended Jun 30, 2007	Six months ended Jun 30, 2008	Six months ended Jun 30, 2007	Period from Inception, Aug 21, 2002 to Jun 30, 2008
Consolidated Statements of Operations
Consulting fees	43,750	17,500	87,500	35,000	356,167
Consolidated Balance Sheets
Oil and gas interests	43,750	70,000	87,500	140,000	1,162,166
	87,500	87,500	175,000	175,000	1,518,333

The Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	--	14,262	--	28,525	114,100
Consolidated Balance Sheets
Oil & gas interests	--	57,050	--	114,100	456,400
	--	71,312	--	142,625	570,500

At June 30, 2008 the Company owed Roy Group (Barbados) Inc. $33,192 (December 31, 2007 - $33,192) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

c)         D.I. Investments Ltd. (“DI”)
D.I. is related to the Company by common management and is controlled by an officer and director of the Company.  DI charges consulting fees for management, financial and accounting services rendered, as outlined and recorded below:

	Three months ended Jun 30, 2008	Three months ended Jun 30, 2007	Six months ended Jun 30, 2008	Six months ended Jun 30, 2007	Period from Inception, Aug 21, 2002 to Jun 30, 2008
Consolidated Statements of Operations
Consulting fees	53,188	46,250	106,375	92,500	808,090

The Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	--	--	--	--	570,500

At June 30, 2008, the Company owed DI $34,180 (December 31, 2007 –$26,007) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2008

8.         Related Party Transactions (continued)

d)         Amicus Services Inc. (“Amicus”)
Amicus is related to the Company by virtue of being controlled by the brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Three months ended Jun 30, 2008	Three months ended Jun 30, 2007	Six months ended Jun 30, 2008	Six months ended Jun 30, 2007	Period from Inception, Aug 21, 2002 to Jun 30, 2008
Consolidated Statements of Operations
Consulting fees	18,026	12,742	42,317	26,292	238,024

The Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	(27,825)	(67,754)	(32,338)	(70,404)	583,867

At June 30, 2008, the Company owed Amicus Services Inc. $nil (December 31, 2007 – $6,953) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

9.         Net loss per share amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended Jun 30, 2008	Three months ended Jun 30, 2007	Six months ended Jun 30, 2008	Six months ended Jun 30, 2007
Net loss for the period	(4,783,990)	(149,395)	(5,288,292)	(516,192)

Weighted average number of common shares outstanding:
Basic	67,205,755	61,835,425	67,205,755	61,526,778
Impact of securities convertible into common shares	351,017	1,183,332	383,072	1,327,358
Diluted	67,556,772	63,018,757	67,588,827	62,854,136

Net loss per share - basic and diluted	(0.07)	0.00	(0.08)	(0.01)

Number of securities excluded from denominator as anti-dilutive:
Stock options	3,870,000	340,000	3,870,000	340,000
Warrants	4,966,200	4,966,200	4,966,200	4,966,200
Compensation options	535,944	195,144	535,944	195,144
	9,372,144	5,501,344	9,372,144	5,501,344

In calculating the weighted average number of common shares outstanding, the 5,000,000 shares currently held in escrow have been excluded.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2008

10.         Guarantees

The Company’s PSCs relating to exploration blocks onshore and offshore India contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the minimum work program for a particular phase.  These bank guarantees have been provided to serve as guarantees for the performance of such minimum work program and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.  As at June 30, 2008, the Company has provided $8,610,000 (December 31, 2007 - $4,485,000) in performance guarantees.

11.	Commitments

The Company is required to expend funds on the exploration activities to fulfill the terms of the minimum work commitment of the relevant phase of exploration based on our participating interest pursuant to the PSCs in respect of each of its exploration blocks.  The minimum work commitment must be completed in a predetermined timeframe and may include the drilling of a set number of wells to certain depths, acquire, process and interpret 2-D and 3-D seismic, and various types of surveys.  The following table provides a summary of the financial commitment of the Company to complete the minimum work programs:

(millions of dollars)	July 1, 2008 to June 30, 2009	After June 30, 2009	Total
Sanand/Miroli Block	4.2	0.0	4.2
Ankleshwar Block	4.0	0.0	4.0
Tarapur Block	2.1	0.0	2.1
DS03 Block	1.1	1.0	2.1
DS04 Block	0.4	1.0	1.4
KG Onshore Block	4.2	4.3	8.5
RJ20 Block	4.0	6.2	10.2
RJ21 Block	2.9	5.2	8.1
	22.9	17.7	40.6

The financial commitments for the KG Onshore block are listed at the Company’s current participating interest of 10%.  The Company has taken steps to increase its participating interest to 25% and upon approval from the GOI, the financial commitments would increase by approximately $8.8 million for the period July 1, 2008 to June 30, 2009 and $4.1 million for the period after June 30, 2009.

12.         Contingencies

The Company has been engaged in discussions with GSPC seeking a resolution to the CIA dispute; however, no agreement has been reached as of the date of filing. The Company has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to the Company under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of the Company (including the net 5% PI of RGM) under the terms of the CIA. GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.923 million). Based upon the most recent information available from GSPC, the Company estimates that GSPC has incurred costs of approximately $80 million on behalf of the Company as of June 30, 2008, of which 50% is for the account of RGM.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2008

12.         Contingencies (continued)

The Company has advised GSPC that, under the terms of the CIA, the PSC, and the Joint Operating Agreement dated August 7, 2003 (the “JOA”), GSPC has no right to seek the payment and that it believes the payment GSPC is seeking is in breach of the CIA. The Company further reminded GSPC, that the Company under the terms of the CIA, shall be carried by GSPC for 100% of its entire share of any costs during the exploration phase prior to the start of commercial production. The Company obtained the opinion of external Indian legal counsel which supports management's position with respect to the dispute.  The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.  The annual budget for the KG Offshore Block has been prepared for the twelve month period April 1, 2008 to March 31, 2009 with estimated gross costs of approximately $600 million. Accordingly, GSPC is expected to incur costs of approximately $60.0 million (10% PI) on behalf of the Company (including the 5% PI for RGM) under the terms of the CIA.

13.         Comparative figures

a)	As the Company is in its development stage, these figures represent the accumulated amounts of the continuing entity for the period from inception August 21, 2002 to June 30, 2008.

b)	Certain comparative figures have been restated and reclassified to conform to the presentation adopted in the current period.

14.	Recent Accounting Standards

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2008

14.	Recent Accounting Standards (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
GeoGlobal Resources Inc. is engaged, through our subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves.  We initiated these activities in 2003.  At June 30, 2008, these activities are being undertaken in locations where we have been granted exploration rights pursuant to Production Sharing Contracts ("PSCs") relating to ten exploration blocks that we have entered into with the Government of India ("GOI").

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

Through June 30, 2008, we have not earned any revenue from these activities and we are considered to be in the development stage. The recoverability of the costs we have incurred to date is uncertain and dependent upon us achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the PSCs in India and upon future profitable operations and upon finalizing agreements with Gujarat State Petroleum Corporation ("GSPC") and Oil India Limited ("OIL").

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

Production Sharing Contracts
Below is a summary description of information relating to the PSCs to which we are a party and an update of material developments relating to our drilling activities subsequent to our last update of those drilling activities filed within our Form 10-Q on June 26, 2008.  For additional information and a more complete description of the PSCs to which we are a party, reference should be made to our annual report on Form 10-K and our quarterly reports Form 10-Q as well as our Current Reports on Form 8-K.

Krishna Godavari Offshore Block
During the three months ended June 30, 2008, we continued drilling wells KG#22 and KG#31, and the KG#19 well suspended drilling as a result of mechanical problems surrounding the blow-out preventer.

The well KG#22 commenced a testing program in May and continued through into July.  During clean-up flow, the following stabilized gas/condensate rates were measured through various choke sizes at the following flowing wellhead pressures ("FWHP"):

DST#	Meters of Perforation	Perforation Interval	Choke Size	Flow of Gas	Flow of Condensate	FWHP
3	17	4,652 - 4,672 MD	28/64"	23.7 MMSCFD	84 BBLS/D	4,950 psi
			32/64"	27.1 MMSCFD	95 BBLS/D	4,235 psi
2	102	5,250 – 5,375 MD	28/64"	3.4 MMSCFD	15.5 BBLS/D	883 psi
			32/64"	4.0 MMSCFD		775 psi
1	27	5,518 – 5,545 MD	28/64"	1.2 MMSCFD		300 psi
MD = Measured Depth

Subsequent to June 30, 2008, the KG BRU#1 exploratory well commenced drilling with the Saipem Perro Negro 3 jack-up drilling rig.  The KG BRU#1 well is situated approximately 8.5 kilometers NE of the KG#30 well. This well is the second exploratory well to test the northern graben in the KG Offshore Block with an intended target depth of approximately 2,650 meters.  The KG BRU#1 well continues to drill.

As at August 7, 2008, twelve wells have been or are being drilled on this block.  Of the twelve wells, eleven are exploration wells and one is an appraisal well.  Five wells (KG-8, KG-15, KG-16, KG-17 & KG-28) have been notified to the GOI as discovery wells on this block.

Carried Interest Dispute on the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under Phase I of the work program set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under Phase I included in the parties’ joint bid for the award by the GOI of the KG Offshore Block.

GSPC contends that this excess amount is not within the terms of the CIA.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

Based on the most recent information available from GSPC, GSPC is seeking a payment from us in the amount of approximately $74 million plus interest as of June 30, 2008, of which 50% is for the account of RGM.  GeoGlobal disputes this assertion of GSPC.

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

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution, however, no agreement has been reached as of the date of filing.

Krishna Godavari Onshore Block
OIL, as operator of the block, intends to commence a 50 LKM experimental high resolution 2-D seismic acquisition program.  The remaining work commitments of a gravity magnetic and geochemical survey along with the 3-D seismic acquisition program are anticipated to commence in the third quarter of 2008 followed by the subsequent drilling of the first of the twelve exploration wells.

During the three months ended June 30, 2008, OIL completed the reprocessing of the pre-existing 564 LKM of 2-D seismic.

Mehsana Block
As at June 30, 2008, Jubilant, as operator, advised the GOI that 25% (approximately 32 square kilometers) of the Mehsana Block has been relinquished pursuant to the terms of the PSC leaving an area of approximately 93 square kilometers.  Jubilant further advised that they will not enter into the second exploration phase under the PSC, however, Jubilant will continue to appraise the discovered area through the continued testing of previously drilled wells and possible drilling of appraisal wells.

The required seven exploratory wells in Phase I have been drilled on this block.  One well (CB-3A) has been notified to the GOI as a discovery well on this block.

Sanand/Miroli Block
During the three months ended June 30, 2008, two wells (SE-9 and SE-5) commenced and completed drilling.  The SE-9 well was subsequently abandoned while the SE-5 well continued into a testing program and is currently suspended awaiting further testing.

GSPC as operator advised DGH on June 12, 2008 that it completed the Phase I MWP of drilling twelve exploratory wells and would be entering into the Phase II exploration phase on this block effective July 28, 2008. As one well from Phase II has been drilled, two further wells are planned to be drilled to 2,000 meters each prior to January 28, 2009 in order to meet the minimum work program of Phase II.

As at August 7, 2008, fourteen wells have been drilled on this block.  Of the fourteen wells, thirteen are exploration wells and one is an appraisal well.  Five wells (M-1, M-6, SE-2, SE-4 & SE-8) have been notified to the GOI as discovery wells on this block.

Tarapur Block
A field development plan was filed with GOI and DGH on May 1, 2008 for the Tarapur field under the provisions of the PSC. Further, the Operating Committee for the Tarapur block recommended that ONGC as the licensee, apply to the Government of Gujarat for a mineral lease for the Tarapur discovery area within the block (approximately 9.7 sq km) so production can commence upon approval from the GOI. Government approvals for the field development plan and the mineral lease have not yet been received.

During the three months ended June 30, 2008, one well (Lead 3) completed drilling and one well (TS-10) commenced drilling and continues to drill.

As at August 7, 2008, twenty-three wells have been or are being drilled on this block.  Of the twenty-three wells, seventeen are exploration wells, three are appraisal wells and three are development wells. Three wells (Tarapur-1, Tarapur-6 & Tarapur-G) have been notified to the GOI as discovery wells on this block

Ankleshwar Block
During the three months ended June 30, 2008, the Ank-7 well completed drilling while the Ank-1 and Ank-8 wells continued to drill.

Subsequent to June 30, 2008, the Ank-1 and Ank-8 wells completed drilling and one well (Ank-10) commenced drilling and continues to drill.

As at August 7, 2008, four exploratory wells have been or are being drilled on this block.

DS03 and DS04 Blocks
During the three months ended June 30, 2008, we have completed the preliminary field work, mapping and the geochemical surveys and are in the process of finalizing a report on a geological survey taken over both these blocks.  We are expecting to complete the gravity magnetic survey required under the Phase I MWP by March 31, 2009.

Further, we plan, before March 31, 2009, to acquire an experimental 2-D seismic program of approximately 50 LKM's over each block to further enhance our imaging.

RJ20 and RJ21 Blocks
During the three months ended June 30, 2008, OIL, as operator, tendered the 3-D seismic acquisition program over both blocks.   Upon completion of the tender, it is anticipated that the acquisition of 1,311 sq. kms. of 3-D seismic will commence.

A COMPARISON OF OUR OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 TO JUNE 30, 2007

Results of Operations
Three months ended June 30, 2008 and 2007
During the three months ended June 30, 2008, we had expenses of $5,017,778 compared with expenses of $578,804 during the three months ended June 30, 2007.  The increase during the quarter is primarily the result of an asset impairment charge to operations totaling $3,765,015.

Our general and administrative expenses increased to $664,689 from $478,711.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.

For the three months ended June 30, 2008, the most significant factor increasing our general and administrative expenses was higher salaries and benefits totaling $144,986 compared with $36,322 for the three months ended June 30, 2007.  The majority of the increase is due to the timing of hiring additional accounting and finance personnel as compared to engaging consultants to complete similar tasks in the June 30, 2007 period.

A further contributing factor to the increase in our general and administrative expenses was due to higher bank guarantee fees totaling $100,686 compared with $22,906 for the three months ended June 30, 2007.  Our bank guarantees have been provided to serve as guarantees for the performance of our minimum commitments on our exploration work programs and were renewed in April 2008.  As the budget for the exploration work programs are adjusted, the bank guarantees are modified accordingly.

Our higher general and administrative expenses were partially offset by lower stock-based compensation costs totaling $185,385 for the three months ended June 30, 2008 compared to $234,384 for the three months ended June 30, 2007.  Stock-based compensation costs fluctuate based upon the number of options being granted and the time frame for the options to vest.

Our consulting fees increased to $162,273 during the three months ended June 30, 2008 from ($22,523) for the three month period ended June 30, 2007.  The majority of the increase related to the engagement of various parties to assist us in resolving the CIA dispute.  The remaining increase is a result of the costs of a consultant to model, test and document our financial internal controls as required by the Sarbanes Oxley Act which were not incurred in the same period in 2007.

Also included in our consulting fees are the stock-based compensation costs relating to stock options granted to certain consultants and re-valued at each reporting period in accordance with FAS 123 (R).  For the three months ended June 30, 2008, stock based compensation costs totaled a recovery of $45,216 compared with a recovery of $158,093 for the three months ended June 30, 2007.  The recovery of stock-based compensation costs results from the reporting date fair value of options issued to consultants that remain unvested.

Professional fees increased to $404,379 during the three months ended June 30, 2008 from $109,922 during the three months ended June 30, 2007.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  In addition, legal services have been engaged to assist us in resolving the CIA dispute.

During the three months ended June 30, 2008, the Egyptian Option agreement had expired and we have not yet negotiated an additional extension.  We determined the value of the Egyptian blocks to be impaired and therefore have charged to the statement of operations the full carrying value of the Egyptian blocks.  The amount of the impairment includes the value of the capitalized costs and the value of the related non-refundable bank guarantees. The Company is continuing to seek an extension of the expiration date.

In addition to the Egyptian impairment, we have also determined that the carrying values of the Oman and Yemen blocks were impaired as the Company has no current plans to further explore these areas.  These amounts were charged to the statement of operations during the quarter.

There were no impairment charges during the three months ended June 30, 2007.

Our other expenses and income during the three months ended June 30, 2008 resulted in income of $233,788 versus income of $429,409 for the same period in 2007, substantially all of which in both periods was interest income on our cash and cash equivalents.  This decrease is primarily attributed to a lower interest rate earned on our short-term investments as well as lower cash balances.  During the quarter, we earned approximately 2.2% on our short-term investment compared with 4.5% for the three months ended June 30, 2007.

Primarily due to the asset impairment charge and the increase in expenses due to the increase in our overall oil and gas activities during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, our net loss increased to $4,783,990 as compared to a net loss of $149,395 in 2007.

We capitalized overhead costs directly related to our exploration activities in India.  During the three months ended June 30, 2008, these capitalized overhead costs were $1,264,099 as compared to $768,577 during the three months ended June 30, 2007.  The treatment of capitalized overhead costs remained consistent with the comparable quarter and includes costs relating to personnel, consultants, their travel, necessary resources and stock-based compensation directly associated with the advancement of our oil and gas interests.  The total stock-based compensation capitalized during the three months ended June 30, 2008 was $133,632 compared with $117,076 for the three months ended June 30, 2007.  Also included in the current quarter are $225,000 of costs relating to the purchase of NELP VII bidding data which were not incurred in the same quarter in 2007.

Six months ended June 30, 2008 and 2007
During the six months ended June 30, 2008, we had expenses of $5,958,318 compared with expenses of $1,385,803 during the six months ended June 30, 2007.  The increase is primarily the result of an asset impairment charge to operations totaling $3,765,015 and an overall increase in the scale of our participation in oil and gas exploration activities.

Our general and administrative expenses increased to $1,169,977 from $951,287.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.

For the six months ended June 30, 2008, the most significant factor increasing our general and administrative expenses was higher salaries and benefits totaling $235,381 compared with $69,568 for the six months ended June 30, 2007.  The majority of the increase is due to the timing of hiring additional accounting and finance personnel as compared to engaging consultants to complete similar tasks for the same period in 2007.

For the six months ended June 30, 2008, our bank guarantee fees totaled $149,131 compared with $54,200 for the six months ended June 30, 2007.  Our bank guarantees have been provided to serve as guarantees for the performance of our minimum commitments on our exploration work programs and were renewed in April 2008.  As the budget for the exploration work programs are adjusted, the bank guarantees are modified accordingly.

For the six months ended June 30, 2008, our stock-based compensation expense was $366,489 compared to $503,049 for the six months ended June 30, 2007.  Stock-based compensation costs fluctuate based upon the number of options being granted and the time frame for the options to vest.

Our consulting fees increased to $464,261 during the six months ended June 30, 2008 from $68,678 for the six month period ended June 30, 2007.  The majority of the increase related to the engagement of various parties to assist us in resolving the CIA dispute.  The remaining increase is a result of the costs of a consultant to model, test and document our financial internal controls as required by the Sarbanes Oxley Act which were not incurred in the same period in 2007.

For the six months ended June 30, 2008, stock-based compensation costs totaled ($53,827) compared with ($164,276) for the six months ended June 30, 2007.

Professional fees increased to $518,696 during the six months ended June 30, 2008 from $341,494 during the six months ended June 30, 2007.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  A significant portion of the increase for the six months ended June 30, 2008 relates to the restatement of our prior year financial statements.  In addition, legal services have been engaged to assist us in resolving the CIA dispute.

During the six months ended June 30, 2008, we recorded an impairment charge to the statement of operations totaling $3,765,015 as discussed above.  There were no impairment charges during the six months ended June 30, 2007.

Our other expenses and income during the six months ended June 30, 2008 resulted in income of $670,089 versus income of $869,611 for the same period in 2007, substantially all of which in both periods was interest income on our cash and cash equivalents.  This decrease is primarily attributed to a lower interest rate earned on our short-term investments as well as lower cash balances.  During the six months ended June 30, 2008, we earned approximately 2.8% on our short-term investment compared with 4.9% for the six months ended June 30, 2007.

Primarily due to the asset impairment charge and the increase in expenses due to the increase in our overall oil and gas activities combined with lower interest income during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, our net loss increased to $5,288,292 as compared to a net loss of $516,192 in 2007.

We capitalized overhead costs directly related to our exploration activities in India.  During the six months ended June 30, 2008, these capitalized overhead costs were $1,845,400 as compared to $1,673,996 during the six months ended June 30, 2007.  The capitalized cost remained consistent with the prior year and includes costs relating to personnel, consultants, their travel, necessary resources and stock-based compensation directly associated with the advancement of our oil and gas interests.  The total stock-based compensation capitalized during the six months ended June 30, 2008 was $303,711 compared with $264,280 for the six months ended June 30, 2007.  Also included in capitalized overhead costs for the six months ended June 30, 2008 was $225,000 of costs relating to the purchase of data under the most recent GOI exploration bidding round .  These costs were not incurred in the same period in 2007.

Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of common stock.

We currently are funded to meet our minimum exploration commitments and expected general and administrative expenses for the next 12 months.  However, we anticipate the continuing bidding and possible acquisition of exploration blocks that will require additional capital.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services as well as proceeds from the exercise of warrants to purchase common equity.  In the future, if we deem it necessary to raise capital for continued exploration block acquisition, we may access the debt or equity markets.  There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our stockholders.

We will incur operating losses over the next twelve months.  Our lack of operating history makes predictions of future operating results difficult.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.

To date, the Company has not earned revenue from these operations and is considered to be in the development stage.  However, the recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to fulfill its obligations under the PSCs in India and upon future profitable operations and upon finalizing agreements.  At June 30, 2008, Management of the Company believes the Company has sufficient capital resources which will meet all obligations and exploration commitments to June 30, 2009.

At June 30, 2008, our cash and cash equivalents were $31,740,361 (December 31, 2007 - $48,134,858).  The majority of these funds are being held in US dollars, of which, $31,344,315 is held in term deposits earning interest based on the US prime rate.  In addition to our cash balances, we will earn interest on our term deposits which we believe will contribute to reduce our administrative costs and overhead throughout 2008.

In addition to our cash and cash equivalents, we have $8,649,218 (December 31, 2007 - $4,555,480) in restricted deposits which has been set aside to assist us in meeting our minimum exploration commitments.  We also earn interest income on these balances.

We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the 10 exploration blocks that we hold an interest in, will continue through 2008 in accordance with the terms of those agreements.  During the period April 1, 2008 to March 31, 2009, based on the current budgets, we anticipate drilling thirty-seven wells which entails approximately four wells in the KG Offshore Block, three wells in the KG Onshore Block, twenty-seven wells in our Cambay Blocks (Mehsana, Sanand/Miroli, Tarapur and Ankleshwar) and three wells in our Rajasthan Blocks.  These financial commitments will total approximately $22.9M throughout that period.

A field development plan was filed with GOI and DGH on May 1, 2008 for the Tarapur field under the provisions of the PSC.  Further, the Operating Committee for the Tarapur block recommended that ONGC, as the licensee, apply to the Government of Gujarat for a mineral lease for the Tarapur discovery area within the block so production can commence upon approval from the GOI.  Although the timing is uncertain, production from the Tarapur field will provide us with a cash inflow to assist with exploration, general and administrative and other costs.  Government approvals for the field development plan and the mineral lease have not yet been received.

In addition, we have participated in the NELP VII bidding round for the award of further PSCs for exploration blocks expected to be awarded by the GOI in the future.  As of August 7, 2008, we have not received final confirmation as to the success of our bidding exercise.  We have no present specific plans to join with others in bidding for PSCs in India or elsewhere.  In addition, as opportunities arise, we may seek to acquire minority PI's in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

At the time of filing this Report, we are not aware of any facts or circumstances that lead us to believe that the outcome of the CIA dispute will have a material effect on our liquidity.  However, although we deny any liability to GSPC for any amounts claimed, our negotiations with GSPC may lead us to agree to make certain payments to GSPC solely as an inducement to GSPC to resolve the dispute.  No such agreement has been made at the date of filing this report.

We currently have no specific plans or arrangements to raise additional capital.  We believe that our available cash resources will be sufficient to maintain our current level of activities through the period ending June 30, 2009.

Six months ended June 30, 2008 and 2007
The decrease in our cash and cash equivalents to $31,740,361 from $48,134,858 at December 31, 2007 is primarily the result of funds used in operating and investing activities as follows:

Our net cash used in operating activities during the six months ended June 30, 2008 was $1,753,065 as compared to $179,143 for the six months ended June 30, 2007.  This increase is mainly related to an increase in higher general and administrative costs, consulting fees and professional fees in the six months ended June 30, 2008 versus the six months ended June 30, 2007.

Cash used by investing activities during the six months ended June 30, 2008 was $14,641,432 as compared to $3,714,168 during the six months ended June 30, 2007.  This increase is a result of additional expenditures on our oil and gas activities, including our accounts payable, which is consistent with the increased scale of our participation and the addition of $5,263,738 in restricted deposits arising out of our higher budgets for the period April 1, 2008 to March 31, 2009 as compared to the similar prior year period.

Cash provided by financing activities for the six months ended June 30, 2008 was $nil as compared to $26,885,919 during the six months ended June 30, 2007.  During the six months ended June 30, 2007, we completed the sale of 5,680,000 Units of our securities at $5.00 per Unit for aggregate cash gross proceeds of $28,400,000 less share issuance costs of $1,903,046.  Further, during the six months ended June 30, 2007, cash of $320,675 was provided from the issuance of 317,500 shares of common stock on the exercise of options. During the six months ended June 30, 2008, there were no comparable sale of shares or issuance of shares on the exercise of options.

We believe that our available cash resources will be sufficient to meet all our commitments estimated to be approximately $22.9M and our expenses for the period ended June 30, 2009 for our present level of operations.

We do not expect to have any significant change in 2008 in our number of employees.  We believe that current rates of inflation will not have a material effect on our activities.

Financial Commitments Under Our PSCs
Each of the PSCs to which we are a party provide for multi-phase oil and gas exploration activities involving minimum work programs to be conducted over periods of years.  Each of the PSCs provide that we, together with our co-parties to the agreements, are required to make financial commitments in proportion to our participating interests under the PSCs relating to the exploration activities to be conducted. Further, the PSCs contain provisions whereby the parties must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the minimum work program ("MWP") for a particular phase, to be undertaken annually during the budget period April 1 to March 31.  We have provided to the GOI bank guarantees for the performance of such MWP for the budget period April 1, 2008 to March 31, 2009 which are in the form of irrevocable letters of credit and secured by our term deposits in the same amount.  The amount of these bank guarantees for each of our PSCs is as follows:

Exploration Blocks – India	($ in millions)
KG Onshore	1.5
Mehsana	0.1
Sanand/Miroli	1.3
Ankleshwar	1.5
Tarapur	0.9
DS 03	0.5
DS 04	0.2
RJ 20	1.5
RJ 21	1.1
8.6

The KG Onshore bank guarantee is based on a 10% PI.  Upon receipt of approval from the GOI with respect to our increase in our PI to 25%, this bank guarantee and corresponding letter of credit will be increased to $3.69 million.

Costs incurred in the three months ended June 30, 2008 totalled $0.3 million with total costs incurred to date being $32.4 million.

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

Mehsana Block Financial Commitment
Jubilant, as operator, has elected not to proceed to Phase II and as such, we are not budgeting funds for exploration activities on the Mehsana Block during the period April 1, 2008 to March 31, 2009 based on our 10% PI.  We have not yet received GOI approvals or budgets for future planned appraisal wells.

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

If the request for the additional 12 months is granted, estimated total capital expenditures we will be required to contribute to drill four additional wells on this block over this period based on our 20% PI will be approximately $2.2 million.

Further, a 5 well appraisal program has been planned to the northeast of Tarapur#6 well within the Tarapur west development area to expand the field over the infill 3-D seismic program completed in 2008.

Ankleshwar Block Financial Commitment
Budgets for the estimated total capital expenditures for the exploration activities on the Ankleshwar Block during the period April 1, 2008 to March 31, 2009 have been prepared and submitted to the Management Committee for approval.  We anticipate the amount we will be required to contribute during this period, based on our 10% PI will be approximately $4.2 million and will entail the drilling of 14 exploratory wells.

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

At June 30, 2008, we have not entered into any market risk sensitive instruments, as such term is defined in Item 305 of Regulation S-K relating to oil and natural gas.

Interest Rate Risk
At June 30, 2008, we had approximately $31.7 million in cash and cash equivalents.  Substantially, all these funds are held in U.S. dollars and our cash equivalents are invested in high-quality credit instruments, primarily of money market funds with maturities of 90 days or less.  We do not expect any material loss from cash equivalents, and therefore we believe our interest rate exposure on invested funds is not material.  Fluctuations in interest rates can be expected to affect the interest income we receive on the invested funds.

At June 30, 2008, we had no long-term debt outstanding and held no market risk sensitive instruments related to the interest rate risk.

Foreign Currency Risk
Substantially, all of our cash and cash equivalents are held in U.S. dollars or U.S. dollar denominated securities. At June 30, 2008, we had no operating revenues.  Certain of our expenses are fixed or denominated by foreign currencies including the Canadian dollar and the Indian Rupees.  We are exposed to market risks associated with fluctuations in foreign currency exchange rates related to our transactions denominated in currencies other than the U.S. dollar.

At June 30, 2008, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.                        CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2007 and the resulting delay in timely filing of that Report and the March 31, 2008 Form 10-Q, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008, however, along with the Plan as disclosed in our Form 10-K for the year ended December 31, 2007, we continue to take steps to correct this situation.

Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $74 Million plus interest as of June 30, 2008  On Account of GSPC’s Exploration Costs On the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under Phase I of the work program set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under Phase I included in the parties’ joint bid for the award by the GOI of the KG Offshore Block.

GSPC contends that this excess amount is not within the terms of the CIA.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

Based on the most recent information available from GSPC, GSPC is seeking a payment from us in the amount of approximately $74 million plus interest as of June 30, 2008, of which 50% is for the account of RGM.  GeoGlobal disputes this assertion of GSPC.

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

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution, however, no agreement has been reached as of August 7, 2008.

Possible Inability of Contracting Parties to Fulfill the Minimum Work Programs for Certain of Our PSCs
Our PSCs relating to our exploration blocks in India provide that by the end of the first phase of the exploration phases the contracting parties shall have drilled a certain number of wells or performed certain exploration activities.  The first phase of the exploration period relating to the PSC for the KG Offshore Block expired without the required minimum of at least fourteen exploration wells being drilled during the first phase.  GSPC is the operator on the KG Offshore.  The PSCs also have provisions for termination of the PSC on account of various reasons specified therein including material breach of the contract.  This failure to timely complete the minimum work commitment may be deemed to constitute such a breach.  Termination rights can be exercised after giving ninety days written notice.  The termination of a PSC by the GOI would result in the loss of our interest in the PSC other than contract areas of the PSC determined to encompass "commercial discoveries".

The PSC sets forth procedures whereby the operator can obtain the review of the Management Committee under the PSC as to whether a discovery on the exploration block should be declared a commercial discovery under the PSC.  Those procedures have not been completed at present with respect to the discovery on the KG Offshore Block.  Although GSPC submitted, subsequent to end of Phase I, an application to have an area declared as a commercial discovery, as of August 7, 2008, no areas on the KG Offshore Block have been determined formally to encompass "commercial discoveries" as that term is defined under the PSC.  In the event a PSC is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, the PSC provides that each party to the PSC is to pay to the GOI its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase.

With respect to the KG Offshore Block, we are of the view that GSPC, under the terms of our CIA, would be liable for our participating interest share of the amount required to complete the minimum work program for the phase.

GSPC, as operator of the Tarapur Block, has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to complete an additional work program of drilling four wells under the GOI new extension policy which has not yet been approved.  The parties to the PSC have agreed to provide a 35% bank guarantee of $3.1 million and a 30% cash payment of $2.7 million for this additional work programme.  GOI consent to this application has not yet been approved or received.  Through June 30, 2008, we have incurred costs of approximately $10.1 million under the terms of our agreement with GSPC for our 20% PI share of exploration costs.  If the above request for an additional 12 months is not granted, the third and final phase of exploratory activities on the Tarapur Block will have expired on November 22, 2007.  The work commitment to drill one well to a depth of 3,000 meters or to the Deccan trap has been completed and, under the terms of the PSC, all areas not encompassing a commercial discovery after November 22, 2007 would be relinquished back to the GOI and our investment in exploration costs on areas that will be required to be relinquished back to the GOI will have been lost.

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

As of June 30, 2008, we had cash and cash equivalents of approximately $31.7 million.  We currently expect that our available cash will be sufficient to fund us through to June 30, 2009 at our present level of operations on the ten exploration blocks in which we are currently a participant in.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our ten exploration blocks, excluding the KG Onshore Block and the Tarapur Block, totals approximately $16.6 million during the period July 1, 2008 to June 30, 2009.  We anticipate expenditures on the Tarapur Block, if the 12 month extension is granted to be $2.1 million for the same period.  Further, we anticipate our expenditures on the KG Onshore Block to be $4.2 million based upon a 10% PI.  Upon receipt of approval from the GOI for the increase to a 25% PI, these expenditures will increase to $10.5 million.  Any further PSCs we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.  There can be no assurance that we will be able to raise the capital.

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

Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military or terrorist activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption "Risk Factors" herein.  They are also described in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

August 11, 2008                                   /s/ Jean Paul Roy
------------------------
Jean Paul Roy
President and Chief Executive Officer
 (Principal Executive Officer and Director)

August 11, 2008                                    /s/ Allan J. Kent
-------------------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting)