Form 10-Q
period 2008-09-30
GEOGLOBAL RESOURCES INC.
filed 2008-11-10
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 (Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008;
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

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
(Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer	Accelerated filer	☑	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2008
COMMON STOCK, PAR VALUE $.001 PER SHARE	72,805,756

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Unaudited)	3

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and September 30, 2007 and for the period from inception on August 21, 2002 to September 30, 2008 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders' Equity (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2008 and September 30, 2007 and for the period from inception on August 21, 2002 to September 30, 2008 (Unaudited)	6

	Notes to the Consolidated Financial Statements as at September 30, 2008 (Unaudited)	7-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	34

Item 6.	Exhibits	39

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2008	December 31, 2007

Assets
Current
Cash and cash equivalents	28,550,896	48,134,858
Accounts receivable	159,005	171,977
Prepaids and deposits	131,777	100,052
	28,841,678	48,406,887

Restricted deposits (note 11)	10,867,538	4,555,480
Property and equipment (note 4)	133,930	157,398
Oil and gas interests (note 5)	36,697,326	27,099,547

	76,540,472	80,219,312

Liabilities
Current
Accounts payable	4,264,228	3,908,506
Accrued liabilities	2,735,793	2,355,322
Due to related companies (note 9)	8,637	66,152
	7,008,658	6,329,980

Asset retirement obligation (note 6)	524,521	318,922
	7,533,179	6,648,902

Stockholders' Equity
Capital stock (note 7)
Authorized
100,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
72,805,756 common shares (December 31, 2007 – 72,205,756)	58,214	57,614
Additional paid-in capital	84,251,612	82,791,057
Deficit accumulated during the development stage	(15,302,533)	(9,278,261)
	69,007,293	73,570,410

	76,540,472	80,219,312
See Going Concern (note 2), Guarantees (note 11), Commitments (note 12) and Contingencies (note 13) The accompanying notes are an integral part of these Interim Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended Sept 30, 2008	Three months ended Sept 30, 2007	Nine months ended Sept 30, 2008	Nine months ended Sept 30, 2007	Period from Inception, Aug 21, 2002 to Sept 30, 2008
		Restated note 8c		Restated note 8c	note 14a
Expenses
General and administrative	583,136	820,112	1,753,113	1,771,399	7,028,987
Consulting fees	135,524	(46,209)	599,785	22,469	5,760,499
Professional fees	187,075	147,424	705,771	488,918	2,496,418
Asset impairment (note 5c)	--	--	3,765,015	--	3,765,015
Depreciation	12,932	14,941	38,496	39,285	305,231
Accretion expense	8,490	--	23,358	--	23,358
	927,157	936,268	6,885,538	2,322,071	19,379,508
Other expenses (income)
Consulting fees recovered	--	--	--	--	(66,025)
Equipment costs recovered	--	--	--	--	(19,395)
Gain on sale of equipment	--	--	--	--	(42,228)
Foreign exchange (gain) loss	38,829	2,433	60,591	(10,286)	65,628
Interest income	(230,006)	(694,292)	(921,857)	(1,551,184)	(5,334,955)
	(191,177)	(691,859)	(861,266)	(1,561,470)	(5,396,975)

Net loss and comprehensive loss for the period	(735,980)	(244,409)	(6,024,272)	(760,601)	(13,982,533)

Net loss per share – basic and diluted (note 10)	(0.01)	(0.02)	(0.09)	(0.03)
The accompanying notes are an integral part of these Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
	Number of shares	Capital Stock	Additional paid-in capital	Accumulated Deficit	Stockholders' Equity
			Restated note 8c	Restated note 8c	Restated note 8c

From inception August 21, 2002 to December 31, 2006:
Common shares issued on incorporation	1,000	64	--	--	64
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination due to reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Issued on reverse takeover	34,000,000	34,000	1,072,960	--	1,106,960
Private placement financings	10,252,400	10,252	33,630,348	--	33,640,600
Options exercised	3,719,168	3,721	4,217,105	--	4,220,826
Purchase Warrants exercised	3,000,000	3,000	7,497,000	--	7,500,000
Broker Warrants exercised	580,000	580	869,420	--	870,000
Stock-based compensation	--	--	7,779,938	--	7,779,938
Share issuance costs	--	--	(2,165,871)	--	(2,165,871)
Net loss and comprehensive loss	--	--	--	(6,415,151)	(6,415,151)
Balance as at December 31, 2006	66,208,256	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during 2007:
Options exercised for cash	317,500	317	320,358	--	320,675
June 2007 private placement financing (note 7a)	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement	--	--	(2,612,973)	--	(2,612,973)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	1,522,996	--	1,522,996
Net loss and comprehensive loss for 2007	--	--	--	(1,543,110)	(1,543,110)
Balance as at December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

Common shares issued during 2008:
Options exercised for cash	600,000	600	661,400	--	662,000
Stock-based compensation (note 8b)	--	--	799,155	--	799,155
Net loss and comprehensive loss for the period	--	--	--	(6,024,272)	(6,024,272)
Balance as at September 30, 2008	72,805,756	58,214	84,251,612	(15,302,533)	69,007,293
See note 7 for further information The accompanying notes are an integral part of these Interim Consolidated Financial Statements

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended Sept 30, 2008	Three months ended Sept 30, 2007	Nine months ended Sept 30, 2008	Nine months ended Sept 30, 2007	Period from Inception, Aug 21, 2002 to Sept 30, 2008
		Restated		Restated	note 14a
Cash flows provided by (used in) operating activities		note 8c		note 8c
Net loss	(735,980)	(244,409)	(6,024,272)	(760,601)	(13,982,533)
Adjustment to reconcile net loss to net cash used in operating activities:
Accretion expense	8,490	--	23,358	--	23,358
Asset impairment	--	--	3,765,015	--	3,765,015
Depreciation	12,932	14,941	38,496	39,285	305,229
Gain on sale of equipment	--	--	--	--	(42,228)
Stock-based compensation	113,202	35,277	425,864	374,050	5,711,511
2005 Compensation Option and Warrant modification	--	240,000	--	240,000	240,000
Changes in operating assets and liabilities:
Accounts receivable	128,476	(232,529)	12,972	(228,514)	(84,005)
Prepaids and deposits	(64,877)	(42,350)	(29,221)	(122,982)	(94,878)
Accounts payable	103,535	13,382	(78,219)	102,956	249,439
Accrued liabilities	(62,200)	30,000	(384,700)	(3,487)	55,300
Due to related companies	(58,735)	24,678	(57,515)	19,140	(33,119)
	(555,157)	(161,010)	(2,308,222)	(340,153)	(3,886,911)
Cash flows provided by (used in) investing activities
Oil and gas interests	(4,184,651)	(5,479,467)	(11,637,262)	(7,860,425)	(34,400,598)
Property and equipment	--	(317,255)	(15,028)	(791,792)	(479,733)
Proceeds on sale of equipment	--	--	--	--	82,800
Cash acquired on acquisition	--	--	--	--	3,034,666
Restricted deposits	(2,218,320)	(1,347,532)	(7,482,058)	(954,379)	(12,037,538)
Changes in investing assets and liabilities:
Cash call receivable	--	62,547	--	--	--
Prepaids and deposits	38,828	--	(2,504)	--	(36,899)
Accounts payable	3,170,803	485,641	433,941	(916,597)	3,965,781
Accrued liabilities	(102,968)	833,360	765,171	1,046,319	2,680,493
	(3,296,308)	(5,762,706)	(17,937,740)	(9,476,874)	(37,191,028)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	662,000	--	662,000	28,720,675	75,614,165
Share issuance costs	--	(112,226)	--	(2,015,272)	(4,073,388)
Changes in financing liabilities:
Note payable	--	--	--	--	(2,000,000)
Accounts payable	--	(63,840)	--	4,450	61,078
Due to related companies	--	--	--	--	26,980
	662,000	(176,066)	662,000	26,709,853	69,628,835
Net increase (decrease) in cash and cash equivalents	(3,189,465)	(6,099,782)	(19,583,962)	16,892,826	28,550,896

Cash and cash equivalents, beginning of period	31,740,361	55,355,586	48,134,858	32,362,978	--

Cash and cash equivalents, end of period	28,550,896	49,255,804	28,550,896	49,255,804	28,550,896
Cash and cash equivalents
Current bank accounts			511,428	1,065,149	511,428
Short term deposits			28,039,468	48,190,655	28,039,468
			28,550,896	49,255,804	28,550,896
Cash taxes paid during the period			32,650	18,775	98,163
The accompanying notes are an integral part of these Consolidated Financial Statements

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

1.         Nature of Operations

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts (PSCs) with the Gujarat State Petroleum Corporation (GSPC), Oil India Limited (OIL) among others, and the Government of India (GOI) and the development thereof.  The Company is a Delaware corporation whose common stock is listed and traded on the American Stock Exchange under the symbol GGR.

2.         Going Concern

To date, the Company has not earned revenue from its operations and is considered to be in the development stage.  The Company incurs negative cash flows from operations, and at this time all exploration activities and overhead expenses are financed by way of equity issuance and interest income.  The recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale.  The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.

The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company's financial statements as at and for the three months and nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company incurred a net loss of $0.7 million, and used $0.6 million of cash flow in its operating activities for the three months ended September 30, 2008.  The Company incurred a net loss of $6.0 million, used $2.3 million of cash flow in its operating activities for the nine months ended September 30, 2008, and had an accumulated deficit of $15.3 million as at September 30, 2008.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur substantial expenditures to further its exploration programs and the Company's existing cash balance and any cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its exploration commitments.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company may deem it necessary to raise capital through equity markets, debt markets or other innovative financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures.

The Company is working with its joint venture partners to bring commercial production on stream in an effort to generate operating cash flows.  Any operating cash flows will be dependent upon many factors, including production levels, sales volumes, market prices and other factors beyond our control.

To provide financing for the Company's ongoing operations, the Company secured $28.4 million in financing in June 2007.  As at September 30, 2008, the Company has working capital of $21.8 million which is available for the Company's future operations.  In addition, the Company has $10.8 million in restricted deposits pledged as security against the minimum work program (MWP) which will be released upon completion of the MWP.

Should the going concern assumption not be appropriate and the Company is not able to realize its assets and settle its liabilities, commitments and contingencies (as described in note 13) in the normal course of operations, these consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

These consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if the Company is unable to continue as a going concern.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

3.         Significant Accounting Policies

a)         Basis of presentation
The accompanying interim condensed consolidated financial statements of the Company, with the exception of the Consolidated Balance Sheet at December 31, 2007, have not been audited, are presented in United States (US) dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (US GAAP).

In the opinion of management, the interim condensed consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at September 30, 2008, the results of operations and cash flows for the nine months ended September 30, 2008 and 2007 and for the period from inception of August 21, 2002 to September 30, 2008.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and related disclosures.  The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or circumstances.

Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b)         Recently adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007.  On February 12, 2008, the FASB issued Staff Position No. FAS 157-2 (FSP 157-2) which proposed a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).

Effective January 1, 2008, the Company adopted SFAS 157 except for measurements of those non-financial assets and liabilities subject to the one-year deferral.  Given the nature of the Company's financial instruments, the adoption of SFAS 157 did not have an impact on its financial position, results of operations or cash flows.  Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on its financial statements upon full adoption in 2009.

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

3.         Significant Accounting Policies (continued)

SFAS 157 does not prescribe which valuation technique should be used when measuring fair value and does not prioritize among the techniques.  SFAS 157 establishes a fair value hierarchy that prioritized the inputs used in applying the various valuation techniques.  Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk.  Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority.  The adoption of this policy did not have a material effect on the consolidated financial statements.  The Company's financial instruments subject to Level 1 inputs are cash and cash equivalents and restricted deposits.  The Company does not currently have any Level 2 or 3 inputs.  The three levels of the fair value hierarchy are as follows:
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

•	Level 3 – Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management's best estimate of fair value.

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

4.         Property and Equipment

	September 30, 2008	December 31, 2007

Computer and office equipment	396,933	381,905
Accumulated depreciation	(263,003)	(224,507)
	133,930	157,398

5.         Oil and Gas Interests

Exploration costs incurred in:
2002	21,925
2003	178,829
2004	506,269
2005	3,250,700
2006	8,163,611
Period from Inception, Aug 21, 2002 to Dec 31, 2006	12,121,334
2007	14,978,213
Balance – December 31, 2007	27,099,547

Additions during the period	9,597,779
Balance – September 30, 2008	36,697,326

a)         Exploration costs
The exploration costs incurred to date are not subject to depletion.  These exploration costs cover ten exploration blocks known as; the KG Offshore and Onshore Blocks, the Mehsana Block, the Sanand/Miroli Block, the Ankleshwar Block, the DS 03 and DS 04 Blocks, the Tarapur Block and RJ Block 20 and RJ Block 21.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

5.         Oil and Gas Interests (continued)

b)         Carried Interest Agreement (CIA)

On August 27, 2002, GeoGlobal entered into a CIA with GSPC, which grants the Company a 10% Carried Interest (CI) (net 5%) in the KG Offshore Block. The CIA provides that GSPC is responsible for GeoGlobal's entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the CIA, all of GeoGlobal's and Roy Group (Mauritius) Inc.'s (RGM), a related party (see note 9a), proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the Exploration Block. GeoGlobal is not entitled to any share of production until GSPC has recovered the Company's share of the costs and expenses that were paid by GSPC on behalf of the Company and RGM.

As at September 30, 2008, GSPC has incurred costs of approximately $80.0 million attributable to GeoGlobal under the CIA of which 50% is for the account of RGM.

GeoGlobal has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to GeoGlobal under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of GeoGlobal (including the net 5% participating interest (PI) of RGM) under the terms of the CIA plus interest.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) plus interest.  GeoGlobal disputes this assertion of GSPC.  See note 13.

c)         Impairment of Oil and Gas Interest in Egypt and the Middle East
The Company entered into a Joint Bidding Agreement with two additional parties to bid on certain exploration blocks in the Arab Republic of Egypt.  The agreement provided that the Company was to receive a 30% PI in any PSCs entered into.  These blocks include offshore exploration Block 6 (also referred to as N. Hap'y) and onshore exploration Block 8 (also referred to as South Diyur) in the Arab Republic of Egypt.  These blocks were awarded subject to certain terms and conditions.

Effective December 31, 2007, the Company entered into two agreements with one of its co-parties.  The assignment agreement sets out the terms whereby the Company assigned to the co-party all the Company's rights to receive a 30% PI in the two exploration blocks awarded by the Arab Republic of Egypt in exchange for an option (the Option Agreement) exercisable on or before April 30, 2008 (subsequently extended to June 15, 2008) to reacquire all or a portion of those rights.

The Company determined the value of the Egyptian blocks to be impaired at June 30, 2008 and therefore charged to the statement of operations, was the full carrying value of the Egyptian properties.  The amount of the impairment includes the value of the capitalized costs and the value of the related non-refundable bank guarantees.

In addition to the Egyptian impairment, the Company also determined that the carrying values of the Oman and Yemen blocks were impaired as the Company has no current plans to further explore these areas.  These amounts were charged to the statement of operations during the second quarter.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

6.         Asset Retirement Obligation

Asset retirement obligations are recorded for an obligation where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.  These obligations pertain to certain exploration blocks where the Company has currently drilled wells.

The following table summarizes the changes in the asset retirement obligation:

	September 30, 2008	December 31, 2007

Asset retirement obligation at beginning of period	318,922	--
Obligations incurred	182,241	318,922
Accretion	23,358	--

Asset retirement obligation at end of period	524,521	318,922

In determining the fair value of the asset retirement obligations, the estimated cash flows of new obligations incurred during the period have been discounted at 8.0% (December 31, 2007 – 8.0%).  The total undiscounted amount of the estimated cash flows required to settle the obligations is $1,081,000 (December 31, 2007 - $689,000). The obligations will be settled on an ongoing basis over the useful lives of the operating assets, which extend up to 10 years in the future.

7.         Capital Stock

a)         June 2007 Financing
During June 2007, GeoGlobal completed the sale of 5,680,000 Units of its securities at $5.00 per Unit for aggregate gross cash proceeds of $28,400,000.

Each Unit is comprised of one common share and one half of one warrant.  One full warrant (2007 Stock Purchase Warrant) entitles the holder to purchase one additional common share for $7.50, for a term of two years expiring June 20, 2009.  In addition, compensation options (2007 Compensation Options) were issued to the placement agents entitling them to purchase an aggregate of 340,800 common shares at an exercise price of $5.00 per share until June 20, 2009.  The 2007 Stock Purchase Warrants and the 2007 Compensation Options are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is $12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and the shares issuable on exercise of the 2007 Stock Purchase Warrants and the 2007 Compensation Options have been registered under the US Securities Act of 1933, as amended (the Act), and the hold period for Canadian subscribers has expired.  In such events, the term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the term.  At September 30, 2008 since not all such events have occurred, the accelerated expiration of the term for the 2007 Stock Purchase Warrants and the 2007 Compensation Options has not been triggered.

b)         Warrants and Compensation Options
i)         2007 Compensation Options
As at September 30, 2008, none of the 340,800 2007 Compensation Options were exercised.  If fully exercised, the 2007 Compensation Options would result in the issuance of 340,800 common shares for gross proceeds of $1,704,000

ii)         2007 Stock Purchase Warrants
As at September 30, 2008, none of the 2,840,000 2007 Stock Purchase Warrants were exercised.  If fully exercised, the 2007 Stock Purchase Warrants would result in the issuance of 2,840,000 common shares for gross proceeds of $21,300,000.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

7.         Capital Stock (continued)

iii)	2005 Compensation Options
As at September 30, 2008, none of the 195,144 2005 Compensation Options were exercised.  If fully exercised, the 2005 Compensation Options would result in the issuance of 195,144 Units at an exercise price of $6.50 resulting in gross proceeds of $1,268,436.

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Compensation Options and associated 2005 Compensation Option Warrants which were to expire on September 9, 2007, to June 20, 2009.

iv)         2005 Compensation Option Warrants
As at September 30, 2008, none of the 97,572 2005 Compensation Option Warrants have been issued as a result of the 2005 Compensation Options not being exercised.  If the 2005 Compensation Options are exercised and the 2005 Compensation Option Warrants issued, such Warrants if exercised, would result in the issuance of 97,572 common shares for gross proceeds of $878,148.

v)         2005 Stock Purchase Warrants
As at September 30, 2008, none of the 2005 Stock Purchase Warrants have been exercised.  If all of the 2005 Stock Purchase Warrants were exercised, it would result in the issuance of 2,126,200 common shares for gross proceeds of $19,135,800.

On September 6, 2007, the Company extended the expiration date of all outstanding 2005 Stock Purchase Warrants which were to expire on September 9, 2007, to June 20, 2009.

c)         Escrow shares
On August 29, 2003, the Company completed a transaction with Mr. Roy and GeoGlobal Resources (India) Inc. (GeoGlobal India), a corporation then wholly-owned by Mr. Roy, whereby the Company acquired from Mr. Roy all of the outstanding capital stock of GeoGlobal India.  In exchange for the outstanding capital stock of GeoGlobal India, the Company issued 34.0 million shares of its Common Stock.  Of the 34.0 million shares, 14.5 million shares were delivered to Mr. Roy at the closing of the transaction and 14.5 million shares were released to Mr. Roy from escrow upon the commencement of a drilling program on the KG Offshore Block.  The final 5.0 million shares remaining in escrow will be released only if a commercial discovery as defined under the PSC is declared on the KG Offshore Block.

8.         Stock Options

a)         i)         The Company's 1998 Stock Incentive Plan (1998 Plan)
Under the terms of the 1998 Plan, as amended, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 1998 Plan.  As at September 30, 2008, the Company had 2,290,697 (December 31, 2007 – 2,380,697) common shares remaining for the grant of options under the 1998 Plan.  The Board of Directors of the Company may amend or modify the 1998 Plan at any time, subject to any required stockholder approval.  The 1998 Plan will terminate on the earliest of: (i) 10 years after the 1998 Plan Effective Date, being December 4, 2008; (ii) the date on which all shares available for issuance under the 1998 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.  These options can be granted until expiry of the 1998 Plan on December 4, 2008.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

8.         Stock Options (continued)

ii)         The Company's 2008 Stock Incentive Plan (2008 Plan)
On July 29, 2008 at the Annual Meeting of Stockholders, the shareholders of the Company approved the adoption of the 2008 Plan.  Under the terms of the 2008 Plan, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 2008 Plan.  As at September 30, 2008, the company had 12,000,000 common shares remaining for the grant of options under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) 10 years after the 2008 Plan Effective Date, being May 30, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.  The Company intends to file a Registration Statement Form S-8 prior to any of these options being issued.

b)         Stock-based compensation
The Company adopted FAS 123(R), using the modified-prospective-transition method on January 1, 2006.  Under this method, the Company is required to recognize compensation cost for stock-based compensation arrangements with employees and directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations' respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, the Company recognizes compensation costs over the vesting periods for each separate tranche.

The following table summarizes stock-based compensation for employees and non-employee consultants:

	Three months ended Sept 30, 2008	Three months ended Sept 30, 2007	Nine months ended Sept 30, 2008	Nine months ended Sept 30, 2007	Period from Inception, Aug 21, 2002 to Sept 30, 2008
		Restated note 8c		Restated note 8c
Stock based compensation
Consolidated Statements of Operations
General and administrative	118,297	244,078	484,785	747,127	2,463,088
Consulting fees	(5,095)	(208,801)	(58,921)	(373,077)	3,248,423
	113,202	35,277	425,864	374,050	5,711,511
Consolidated Balance Sheets
Oil and gas interests	69,580	213,484	373,291	477,764	4,390,580
	182,782	248,761	799,155	851,814	10,102,091

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

8.         Stock Options (continued)

c)         Restatement
The periods ended September 30, 2007 and the period from inception August 21, 2002 to September 30, 2007 have been restated due to an error in the classification and calculation for stock-based compensation for non-employee consultants.

The following is a summary of the effects of this restatement on the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and for the period from inception of August 21, 2002 to September 30, 2007.

	As Reported		Adjustment		As Restated
	Three months ended Sept 30, 2007	Period of Inception, Aug 21, 2002 to Sept 30, 2007	Three months ended Sept 30, 2007	Period of Inception, Aug 21, 2002 to Sept 30, 2007	Three months ended Sept 30, 2007	Period of Inception, Aug 21, 2002 to Sept 30, 2007
Statements of Operations
General & administrative	791,587	4,082,438	28,525	684,603	820,112	4,767,041
Consulting fees	337,038	2,772,555	(383,247)	2,053,716	(46,209)	4,826,271
Net loss and comprehensive loss	(599,131)	(4,437,433)	354,722	(2,738,319)	(244,409)	(7,175,752)
Net loss per share - basic and diluted	(0.03)		0.01		(0.02)

	Nine months ended Sept 30, 2007		Nine months ended Sept 30, 2007		Nine months ended Sept 30, 2007
Statements of Operations
General & administrative	1,571,722		199,677		1,771,399
Consulting fees	908,304		(885,835)		22,469
Net loss and comprehensive loss	(1,446,759)		686,158		(760,601)
Net loss per share - basic and diluted	(0.04)		0.01		(0.03)

For a full summary of the restatement, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2007.

d)         Black-Scholes Assumptions
During the nine months ended September 30, 2008 and 2007, options of 200,000 and 830,000, respectively, were granted to the Company's directors and employees under the terms of the 1998 Plan.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended Sept 30, 2008	Three months ended Sept 30, 2007	Nine months ended Sept 30, 2008	Nine months ended Sept 30, 2007
		Restated note 8c		Restated note 8c
Fair value of stock options granted (per option)	$3.08	$1.72	$3.08	$1.80
Risk-free interest rate	4.1%	4.9%	4.1%	4.9%
Volatility	93%	65%	93%	66%
Expected life	10 years	1.5 years	10 years	1.6 years
Dividend yield	0%	0%	0%	0%

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

8.         Stock Options (continued)

During the periods ended September 30, 2008 and 2007, options of nil and 625,000, respectively, were granted to non-employee consultants in exchange for services under the terms of the 1998 Plan.   The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of services rendered. The fair value of each option granted to non-employee consultants is calculated at each reporting date using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three and Nine months ended Sept 30, 2008	Three and Nine months ended Sept 30, 2007
		Restated note 8c
Fair value of stock options granted (per option)	$0.72	$0.75
Risk-free interest rate	2.6%	4.5%
Volatility	84%	63%
Expected life	2.3 years	1.0 years
Dividend yield	0%	0%

e)         Stock option table
The following table summarizes option activity during the nine months ended September 30, 2008:

Options	Shares (#)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,470,000	4.04	4.38 years	4,554,000
Granted	200,000	3.48	9.83 years	--
Exercised	(600,000)	1.10	--	--
Expired	(110,000)	6.50	--	--
Outstanding at September 30, 2008	3,960,000	4.39	4.60 years	--
Exercisable at September 30, 2008	3,503,333	4.40	3.88 years	--

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

8.         Stock Options (continued)

During the nine months ended September 30, 2008 and 2007, cash received on exercise of stock options was $662,000 and $320,675 respectively.

During the period ended September 30, 2008, the options as set out below were granted for services provided to the Company:

		Fair Value
	Option	at Original				Granted	Expired (x)		Balance
Grant	exercise	Grant	Expiry	Vesting	Balance	during	Exercised (e)	Balance	Exercisable
date	price	Date	date	date	Dec 31/07	the period	during the period	Sept 30/08	Sept 30/08
mm/dd/yy	$	$	mm/dd/yy	mm/dd/yy	#	#	#	#	#

01/18/05	1.10	0.62	08/31/08	Vested	600,000	--	(e) 600,000	--	--
06/14/05	3.49	1.55	06/14/15	Vested	150,000	--	--	150,000	150,000
08/24/05	6.50	2.38	08/24/08	Vested	110,000	--	(x) 110,000	--	--
10/03/05	6.81	3.07	10/03/15	Vested	16,666	--	--	16,666	16,666
10/03/05	6.81	3.83	10/03/15	Vested	16,667	--	--	16,667	16,667
10/03/05	6.81	4.38	10/03/15	10/03/08	16,667	--	--	16,667	--
06/14/06	5.09	2.06	06/14/16	Vested	200,000	--	--	200,000	200,000
07/25/06	3.95	1.14	12/31/09	Vested	100,000	--	--	100,000	100,000
07/25/06	3.95	1.39	12/31/09	Vested	660,000	--	--	660,000	660,000
07/25/06	3.95	1.60	12/31/09	Vested	50,000	--	--	50,000	50,000
07/25/06	3.95	1.78	12/31/09	Vested	145,000	--	--	145,000	145,000
07/25/06	3.95	2.01	12/31/09	07/25/09	70,000	--	--	70,000	--
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
07/25/06	3.95	1.14	07/25/16	Vested	500,000	--	--	500,000	500,000
11/24/06	7.52	2.47	11/24/09	Vested	10,000	--	--	10,000	10,000
11/24/06	7.52	2.92	11/24/09	Vested	10,000	--	--	10,000	10,000
11/24/06	7.52	3.70	11/24/09	12/31/08	10,000	--	--	10,000	--
05/16/07	5.09	1.51	05/16/10	Vested	10,000	--	--	10,000	10,000
05/16/07	5.09	2.09	05/16/10	12/31/08	10,000	--	--	10,000	--
05/16/07	5.09	2.09	05/16/10	05/31/09	10,000	--	--	10,000	--
06/20/07	5.06	2.08	06/20/17	Vested	200,000	--	--	200,000	200,000
07/03/07	5.03	1.70	12/31/10	Vested	35,000	--	--	35,000	35,000
07/03/07	5.03	1.70	12/31/10	Vested	10,000	--	--	10,000	10,000
07/03/07	5.03	1.70	12/31/10	Vested	42,500	--	--	42,500	42,500
07/03/07	5.03	1.70	12/31/10	Vested	847,500	--	--	847,500	847,500
07/03/07	5.03	1.98	12/31/10	12/31/08	20,000	--	--	20,000	--
07/03/07	5.03	2.25	12/31/10	07/03/09	120,000	--	--	120,000	--
07/29/08	3.48	3.08	07/29/18	07/29/09	--	200,000	--	200,000	--
					4,470,000	200,000	710,000	3,960,000	3,503,333

9.         Related Party Transactions
Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.

a)         Roy Group (Mauritius) Inc. (RGM)
RGM is related to the Company by common management and is controlled by an officer and director of the Company who is also a principal shareholder of the Company.  On March 27, 2003, the Company entered into a Participating Interest Agreement (PIA) with the related party.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

9.         Related Party Transactions (continued)

b)         Roy Group (Barbados) Inc. (Roy Group)
Roy Group is related to the Company by common management and is controlled by an officer and director of the Company who is also a principal shareholder of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement (TSA) with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The term of the agreement, as amended, extends through December 31, 2008 and continues for successive periods of one year thereafter.   Roy Group receives consideration of $350,000 per year, as outlined and recorded below:

	Three months ended Sept 30, 2008	Three months ended Sept 30, 2007	Nine months ended Sept 30, 2008	Nine months ended Sept 30, 2007	Period from Inception, Aug 21, 2002 to Sept 30, 2008
Consolidated Statements of Operations
Consulting fees	43,750	17,500	131,250	52,500	399,917
Consolidated Balance Sheets
Oil and gas interests	43,750	70,000	131,250	210,000	1,205,916
	87,500	87,500	262,500	262,500	1,605,833

The Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	--	4,754	--	33,279	114,100
Consolidated Balance Sheets
Oil & gas interests	--	19,017	--	133,117	456,400
	--	23,771	--	166,396	570,500

At September 30, 2008 the Company owed Roy Group (Barbados) Inc. $37,974 (December 31, 2007 - $33,192) for services provided and expenses incurred on behalf of the Company and pursuant to the TSA.  These amounts bear no interest and have no set terms of repayment.

c)         D.I. Investments Ltd. (DI)
DI is related to the Company by common management and is controlled by an officer and director of the Company.  DI charged consulting fees for management, financial and accounting services rendered, as outlined and recorded below:

	Three months ended Sept 30, 2008	Three months ended Sept 30, 2007	Nine months ended Sept 30, 2008	Nine months ended Sept 30, 2007	Period from Inception, Aug 21, 2002 to Sept 30, 2008
Consolidated Statements of Operations
Consulting fees	53,188	46,250	159,563	138,750	861,279

The Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:

Consolidated Statement of Operations
General and administrative	--	23,771	--	166,396	570,500

At September 30, 2008, the Company was owed $42,066 (December 31, 2007 – payable of $26,007) as a result of services provided and expenses incurred on behalf of DI.  These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

9.         Related Party Transactions (continued)

d)         Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by the brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Three months ended Sept 30, 2008	Three months ended Sept 30, 2007	Nine months ended Sept 30, 2008	Nine months ended Sept 30, 2007	Period from Inception, Aug 21, 2002 to Sept 30, 2008
Consolidated Statements of Operations
Consulting fees	25,217	13,045	67,534	39,334	263,241

The Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	(2,830)	(85,193)	(35,168)	(155,597)	581,037

At September 30, 2008, the Company owed Amicus $12,729 (December 31, 2007 – $6,953) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

10.         Net loss per share amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended Sept 30, 2008	Three months ended Sept 30, 2007	Nine months ended Sept 30, 2008	Nine months ended Sept 30, 2007
		Restated note 8c		Restated note 8c

Net loss from Statement of Operations	(735,980)	(244,409)	(6,024,272)	(760,601)
Warrant modification	--	(1,320,000)	--	(1,320,000)
Net loss for the period	(735,980)	(1,564,409)	(6,024,272)	(2,080,601)

Weighted average number of common shares outstanding:
Basic	67,407,929	67,205,756	67,273,639	63,440,572
Impact of securities convertible into common shares	--	447,842	--	1,085,318
Diluted	67,407,929	67,653,598	67,273,639	64,525,890

Net loss per share – basic and diluted	(0.01)	(0.02)	(0.09)	(0.03)

Number of securities excluded from denominator as anti-dilutive:
Stock options	3,960,000	3,870,000	3,960,000	340,000
Warrants	4,966,200	4,966,200	4,966,200	4,966,200
Compensation options	535,944	535,944	535,944	195,144
Compensation option warrants	97,572	97,572	97,572	97,572
	9,559,716	9,469,716	9,559,716	5,598,916

In calculating the weighted average number of common shares outstanding, the 5,000,000 shares currently held in escrow have been excluded.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

11.         Guarantees

The Company's PSCs relating to exploration blocks onshore and offshore India contain provisions whereby the joint venture participants must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the MWP for a particular phase.  These bank guarantees have been provided to serve as guarantees for the performance of such MWP and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.  As at September 30, 2008, the Company has provided $10,830,000 (December 31, 2007 - $4,485,000) in performance guarantees, which are secured by term deposits of the Company in the same amount.  These term deposits represent the maximum guarantee that the Company will be subject to for these performance guarantees.

12.	Commitments

The Company is required to expend funds on the exploration activities to fulfill the terms of the MWP of the relevant phase of exploration based on our PI pursuant to the PSCs in respect of each of its exploration blocks.  The MWP must be completed in a predetermined timeframe and may include the drilling of a set number of wells to certain depths, acquire, process and interpret 2-D and 3-D seismic, and various types of surveys.  The following table provides a summary of the financial commitment of the Company to complete the MWPs:

(millions of dollars)	October 1, 2008 to September 30, 2009	After September 30, 2009	Total
Sanand/Miroli Block	3.2	0.0	3.2
Ankleshwar Block	2.7	0.0	2.7
Tarapur Block	1.5	0.0	1.5
DS03 Block	1.5	0.0	1.5
DS04 Block	0.8	0.7	1.5
KG Onshore Block	4.2	4.3	8.5
RJ20 Block	4.7	5.5	10.2
RJ21 Block	4.4	3.7	8.1
	23.0	14.2	37.2

The financial commitments for the KG Onshore block are listed at the Company's current PI of 10%.  The Company has taken steps to increase its PI to 25% and upon approval from the GOI, the financial commitments would increase by approximately $6.3 million for the period October 1, 2008 to September 30, 2009 and $6.5 million for the period after September 30, 2009.

13.         Contingencies

The Company has been and continues to be engaged in discussions with GSPC seeking a resolution to the CIA dispute; however, no agreement has been reached as of the date of filing. The Company has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to the Company under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of the Company (including the net 5% PI of RGM) under the terms of the CIA. GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.923 million).

GSPC, by letter dated August 27, 2008, has advised the DGH that the MWP for all phases under the PSC relating to the KG Offshore Block has been fulfilled.  GSPC has further advised the DGH and the Company that it continues to pursue exploration activities on the block to be classified as either Joint Operations or Exclusive Operations under the terms of the PSC.  As such, GSPC has advised the Company by letter dated November 5, 2008 that it must elect whether it wishes to participate in these future exploration activities over and above the MWP on the KG Offshore Block, or alternatively GSPC will conduct these drilling activities as Exclusive Operations as defined in the PSC.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

13.         Contingencies (continued)

Based upon the most recent information available from GSPC, the Company estimates that GSPC has incurred as of September 30, 2008, costs under the PSC of approximately $80.0 million representing the Company’s total proportionate share of 10% of such costs (including 50% for the account of RGM), and, based upon the advice of GSPC received by the Company on November 5, 2008, intends to incur an additional $750.0 million during the twelve month period October 1, 2008 to September 30, 2009, of which, $75.0 million would represent the Company’s proportionate share of such costs of which 50% would be for the account of RGM.

The Company has advised GSPC that, under the terms of the CIA, the PSC, and the Joint Operating Agreement dated August 7, 2003 (JOA), GSPC has no right to seek the payment at this time of any portion of the sum of approximately $80.0 million and that the Company believes the payment GSPC is seeking is in breach of the CIA. The Company further reminded GSPC, that the Company under the terms of the CIA, shall be carried by GSPC for 100% of its entire share of any costs during the Exploration phase prior to the start of commercial production.

Further, as the term of the CIA extends through the entire term of the Exploration Period of the PSC and the JOA (currently September 11, 2009, unless otherwise extended), the Company is of the view that its share of the proposed additional $750.0 million of costs of drilling, future exploration wells over and above the minimum work commitment on the KG Offshore Block, as proposed by GSPC under the PSC, shall be subject to the CIA and shall be carried by GSPC.

The Company obtained the opinion of external Indian legal counsel with respect to the CIA dispute referred to above which supports management's position with respect to the dispute.  The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.  The Company is in the process of formulating its response to the letter of GSPC dated November 5, 2008.

14.         Comparative figures

a)	As the Company is in its development stage, these figures represent the accumulated amounts of the continuing entity for the period from inception August 21, 2002 to September 30, 2008.

b)	Certain comparative figures have been restated and reclassified to conform to the presentation adopted in the current period.

15.    Recent Accounting Standards
a)          Accounting for Derivative Instruments and Hedging Activities
Statement 161, issued March 2008 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk related contingent features in derivative agreements, counterparty credit risk, and the company's strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company does not expect the adoption of FAS No. 161 to have a material impact on the Company's consolidated financial statements.  The Company plans to provide these additional disclosures in the first quarter of 2009.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2008

15.	Recent Accounting Standards (continued)

b)         Business Combinations
In December 2007, the FASB issued FAS No. 141(R), Business Combinations. FAS 141(R) replaces FAS No. 141, Business Combinations. FAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. Generally, FAS 141(R) is effective on a prospective basis for all business combinations completed on or after January 1, 2009. The Company does not expect the adoption of FAS 141(R) to have a material impact on the Company's financial position or results of operations, provided that the Company does not undertake a significant acquisition or business combination.

c)         Non-controlling Interests in Consolidated Financial Statements.
In December 2007, the FASB Issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" (FAS No. 160), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FAS No. 160 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

d)         Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued FAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" (FAS 162).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  FAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles'".  The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its consolidated financial statements.

16.    Subsequent Event

On October 3, 2008, Oil and Natural Gas Corporation Limited has exercised its option, under the terms of the PSC, to acquire a 30% interest in the Tarapur-1 Development Area.  The exercise of this option reduces our PI from 20% to 14%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
GeoGlobal Resources Inc. is engaged, through our subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves.  We initiated these activities in 2003.  At September 30, 2008, these activities are being undertaken in locations where we have been granted exploration rights pursuant to Production Sharing Contracts (PSCs) relating to ten exploration blocks that we have entered into with the Government of India (GOI).

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

Through September 30, 2008, we have not earned any revenue from these activities and we are considered to be in the development stage. The recoverability of the costs we have incurred to date is uncertain and dependent upon us achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the PSCs in India and upon future profitable operations and upon finalizing agreements with Gujarat State Petroleum Corporation (GSPC) and Oil India Limited (OIL).

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

Production Sharing Contracts
Below is a summary description of information relating to the PSCs to which we are a party and an update of certain material developments relating to our drilling activities subsequent to our last update of those drilling activities described within our June 30, 2008 Form 10-Q filed on August 11, 2008.  For additional information and a more complete description of the PSCs to which we are a party, reference should be made to our Annual Report on Form 10-K and our quarterly reports Form 10-Q as well as our Current Reports on Form 8-K.

Krishna Godavari Offshore Block
During the three months ended September 30, 2008, we successfully completed testing one well (KG#22) which has now been suspended, tested one well (KG#31) which has now been abandoned, drilled and abandoned one well (KG BRU#1),  and commenced drilling two new exploration wells (KG#32 and KG#21).

As announced on July 17, 2008, the KG#22 well during clean-up flow, tested the following stabilized gas/condensate rates which were measured through various choke sizes at the following flowing wellhead pressures (FWHP):

DST#	Meters of Perforation	Perforation Interval	Choke Size	Flow of Gas	Flow of Condensate	FWHP
3	17	4,652 - 4,672 MD	28/64"	23.7 MMSCFD	84 BBLS/D	4,950 psi
			32/64"	27.1 MMSCFD	95 BBLS/D	4,235 psi
2	102	5,250 – 5,375 MD	28/64"	3.4 MMSCFD	15.5 BBLS/D	883 psi
			32/64"	4.0 MMSCFD		775 psi
1	27	5,518 – 5,545 MD	28/64"	1.2 MMSCFD		300 psi
MD = Measured Depth

After the completion of the successful testing program at KG#22, the Deep Driller rig was mobilized to its new location (KG#32) and commenced drilling.

The KG#32 exploratory well is located northeast of the KG#22 well and is anticipated to be drilled to a total depth of approximately 5,100 meters.  This well will explore the hydrocarbon potential in the Lower Cretaceous zone as well as appraise the Upper Cretaceous gas discovery made in the KG#22 well.

The KG BRU #1 well completed drilling and has been abandoned.  The Saipem Perro Negro 3 rig used to drill the KG BRU#1 well was mobilized to its new location (KG#21) and commenced drilling.

The KG#21 well is being drilled from the existing KG#8 well template and is anticipated to be drilled to a total depth of approximately 6,100 meters, deviating to the northwest towards the KG#31 well.  This exploration well is intended to test the Lower Cretaceous zone which was unable to be tested in the KG#31 well.  As at November 6, 2008, this well continues to drill.

The KG#31-ST-4 was drilled to a total depth of approximately 5,900 meters.  Testing of the Lower Cretaceous was unable to be carried out on this well, however, the Operator was able to take a number of cores for future evaluation.  This well has now been abandoned.

The KG#19 well location continues to be suspended awaiting the completion of repairs to the Essar Wildcat drilling rig.

Subsequent to September 30, 2008, the KG#33 well commenced drilling with the Atwood Beacon rig.

GSPC as operator advised the Directorate General of Hydrocarbons (DGH) on August 27, 2008, that with the completion of drilling the most recent three wells (KG#31, KG#22 & KG BRU-1) that the consortium had achieved a total meterage drilled of 48,360 meters.  The total meterage required to be drilled under the original MWP of three exploration phases (now divided into two New Phases) for twenty wells was 45,352 meters, and as such, the consortium has now completed the minimum work program (MWP) for all Phases on this block under the terms of the PSC as entered into.  On October 3, 2008, DGH noted the completion of the MWP for all exploration phases and returned to GSPC their Bank Guarantee.

As at November 6, 2008, fifteen wells have been or are being drilled on this block.  Of the fifteen wells, fourteen are exploration wells and one is an appraisal well.  Six wells (KG#8, KG#15, KG#16, KG#17, KG#22 & KG#28) have been notified to the GOI as discovery wells on this block.

Carried Interest Dispute on the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% Carried Interest (CI), has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under Phase I of the work program set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under Phase I included in the parties' joint bid for the award by the GOI of the KG Offshore Block.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement (CIA).  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) (including the net 5% interest of Roy Group (Mauritius) Inc. (RGM)) plus interest.

Based on correspondence from GSPC dated September 5, 2008, GSPC is seeking a payment from us in the amount of Rs. 355,17,42,260 (approximately $72.5 million) plus interest as of July 31, 2008, of which 50% is for the account of RGM.  We estimate the amount to be approximately $74.0 million plus interest as of September 30, 2008.  GeoGlobal disputes this assertion of GSPC.

We have advised GSPC that, under the terms of the CIA, the terms of which are also incorporated into the PSC and the Joint Operating Agreement dated August 7, 2003 (JOA) between the parties, it has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the CIA.  We further reminded GSPC that we have fulfilled over the past five years our obligations under the CIA to provide extensive technical assistance without any further remuneration other than the CI, all in accordance with the terms of the CIA.  In furtherance of our position, we have obtained the opinion of prominent Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the CIA, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

GSPC, by letter dated August 27, 2008, has advised the DGH that the minimum work program for all phases under the PSC relating to the KG Offshore Block has been fulfilled.  GSPC has further advised the DGH and us that it continues to pursue exploration activities on the block to be classified as either Joint Operations or Exclusive Operations under the terms of the PSC.  As such, GSPC has advised us by letter dated November 5, 2008 that we must elect whether we wish to participate in these future exploration activities over and above the minimum work commitment on the KG Offshore Block, or alternatively, GSPC will conduct these drilling activities as Exclusive Operations as defined in the PSC.

Based upon the advice of GSPC received by us on November 5, 2008, GSPC intends to incur an additional $750.0 million during the twelve month period October 1, 2008 to September 30, 2009 of which $75.0 million would represent our proportionate share of such costs, of which 50% would be for the account of RGM.  We are in the process of formulating a response to the letter of GSPC dated November 5, 2008.

We continue to be of the view that, under the terms of the CIA, we have a CI in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of RGM) of costs during the Exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  .  As such we are of the view that the proposed additional $75.0 million of the costs of drilling future exploration wells over and above the minimum work commitment on the KG Offshore Block, as proposed by GSPC under the PSC, shall be subject to the CIA and shall be carried by GSPC.

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

Krishna Godavari Onshore Block
During the three months ended September 30, 2008, reprocessing of pre-existing 2-D seismic data continued with a total of 902 LKM being processed.  This exceeded the 564 LKM required to be reprocessed under the Phase I MWP.

The remaining work commitments of a gravity magnetic and geochemical survey along with the 3-D seismic acquisition program, which may include a 50LKM experimental resolution 2-D seismic program, are anticipated to commence in the first half of 2009.  This will be followed by the subsequent drilling of the first of the twelve exploration wells.

Mehsana Block
As at November 6, 2008, the required seven exploratory wells in Phase I have been drilled on this block which meets the MWP.

The consortium has elected not to move into Phase II on this block but rather has requested a six month extension to Phase I in order to complete a testing and stimulation program on existing wells in order to complete the appraisal of the block.  DGH advised Jubilant Oil & Gas Pvt. Ltd., the operator on August 26, 2008 that the GOI has not yet granted this extension and have requested the operator to re-submit an appraisal program with respect to the CB-3A discovery.

In a letter to DGH dated August 28, 2008, Jubilant re-submitted the request for an extension of six months to Phase I from the date of approval of such request to complete the testing and stimulation program on existing wells in conjunction with the appraisal of the CB-3A discovery  Approval for this request is pending.  Under the terms of the PSC, the appraisal of the hydrocarbon discovery at the CB-3A location must be completed by March 22, 2010.

Sanand/Miroli Block
During the three months ended September 30, 2008, one well (SE-11) commenced drilling.  The well was subsequently completed and is currently suspended awaiting testing.

Subsequent to September 30, 1008, two wells (SE-10 & SE-8-A1) commenced drilling and as at November 6, 2008, continue to drill.

GSPC as operator advised DGH it would be entering into the Phase II exploration phase on this block effective July 28, 2008.  One well from Phase II had previously been drilled and, with the drilling of the SE-11 and SE-10 exploration wells, the MWP for Phase II has now been met.

As at November 6, 2008, seventeen wells have been drilled on this block.  Of the seventeen wells, fifteen are exploration wells and two are appraisal wells.  Five wells (M-1, M-6, SE-2, SE-4 & SE-8) have been notified to the GOI as discovery wells on this block.

Tarapur Block
During the three months ended September 30, 2008, one well (TS-10) completed drilling and is currently suspended.

Subsequent to September 30, 2008, two wells (TK-1 & P2) commenced drilling and as at November 6, 2008, continue to drill.

A field development plan for Tarapur #1 was filed with GOI and DGH on May 1, 2008 under the provisions of the PSC.   Further, the Operating Committee for the Tarapur block recommended that ONGC as the licensee, apply to the Government of Gujarat for a mineral lease for the Tarapur discovery area within the block (approximately 9.7 sq km) so production can commence upon approval from the GOI. Approvals for the field development plan and the mineral lease have not yet been received.

On October 3, 2008, ONGC advised the consortium that under the terms of the PSC, they were exercising their option to acquire a thirty percent (30%) participating interest (PI) in the Tarapur #1 development area, thereby reducing our interest to 14% in this area.

As at November 6, 2008, twenty-five wells have been or are being drilled on this block.  Of the twenty-five wells, nineteen are exploration wells, three are appraisal wells and three are development wells. Three wells (Tarapur-1, Tarapur-6 & Tarapur-G) have been notified to the GOI as discovery wells on this block.

Ankleshwar Block
During the three months ended September 30, 2008, the Ank-1 and Ank-8 wells completed drilling and two wells (Ank-10 & Ank-21) commenced drilling.

The Ank-1and Ank-8 wells were tested and are currently suspended awaiting further evaluation.

The Ank-10 well completed drilling, completed testing and is currently awaiting further appraisal.  The Ank-21 well has completed drilling and is currently awaiting to be tested.

As at November 6, 2008, five exploratory wells have been or are being drilled on this block.

DS03 and DS04 Blocks
During the second quarter of 2008, we completed the preliminary field work, mapping and the geochemical surveys.  We are currently in the end stages of finalizing a geological survey report over both blocks.

We are currently tendering to complete the aero magnetic survey, the gravity magnetic survey and acquire a 2-D seismic program by the first half of 2009.  The planned 2-D seismic program will further enhance our current imaging.

RJ20 and RJ21 Blocks
Based on information as provided by OIL, as operator, during the three months ended September 30, 2008, the 3-D seismic acquisition program commenced with approximately 300 sq. kms. being acquired.  With this seismic acquisition program being approximately 25% complete, it is anticipated that the program will be finished by March 31, 2009.

OIL has tendered a 2-D seismic program of 1,480 LKMs which will cover the MWP of all acquisition, processing and interpretation required over both blocks.  This 2-D program is anticipated to commence by March 31, 2009.

A COMPARISON OF OUR OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 TO SEPTEMBER 30, 2007

Results of Operations
Three months ended September 30, 2008 and 2007
During the three months ended September 30, 2008, we had expenses of $927,157 compared with expenses of $936,268 during the three months ended September 30, 2007.

Our general and administrative expenses decreased to $583,136 from $820,112.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.

For the three months ended September 30, 2008, the most significant factor decreasing our general and administrative expenses was lower stock-based compensation totaling $118,297 compared with $244,078 for the three months ended September 30, 2007.  The decrease was partially offset by an increase in salaries and benefits.

Our consulting fees increased to $135,524 during the three months ended September 30, 2008 from a recovery of $46,209 for the three month period ended September 30, 2007.  The majority of the increase related to the engagement of various parties to assist us in resolving the CIA dispute.  The remaining increase is a result of the costs of a consultant to model, test and document our financial internal controls as required by the Sarbanes Oxley Act which were not incurred in the same period in 2007.

Also included in our consulting fees are the stock-based compensation costs relating to stock options granted to certain consultants and re-valued at each reporting period in accordance with FAS 123 (R).  For the three months ended September 30, 2008, stock based compensation costs totaled a recovery of $5,095 compared with a recovery of $208,801 for the three months ended September 30, 2007.  The recovery of stock-based compensation costs results from the reporting date fair value of options issued to consultants that remain unvested.

Professional fees increased to $187,075 during the three months ended September 30, 2008 from $147,424 during the three months ended September 30, 2007.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  In addition, legal services have been engaged to assist us in resolving the CIA dispute.

There were no impairment charges during the three months ended September 30, 2007 and 2008.

Our other expenses and income during the three months ended September 30, 2008 resulted in income of $191,177 versus income of $691,859 for the same period in 2007, substantially all of which in both periods was interest income on our cash and cash equivalents.  This decrease is primarily attributed to a lower interest rate earned on our short-term investments as well as lower cash balances.  During the quarter, we earned interest at the rate of approximately 2.3% per annum on our short-term investments compared with approximately 5.1% for the three months ended September 30, 2007.

We capitalized overhead costs directly related to our exploration activities in India.  During the three months ended September 30, 2008, these capitalized overhead costs were $594,155 as compared to $1,093,243 during the three months ended September 30, 2007.  The treatment of capitalized overhead costs remained consistent with the comparable quarter and includes costs relating to personnel, consultants, their travel, necessary resources and stock-based compensation directly associated with the advancement of our oil and gas interests.  The total stock-based compensation capitalized during the three months ended September 30, 2008 was $69,580 compared with $213,484 for the three months ended September 30, 2007.

Nine months ended September 30, 2008 and 2007
During the nine months ended September 30, 2008, we had expenses of $6,885,538 compared with expenses of $2,322,071 during the nine months ended September 30, 2007.  The increase is primarily the result of an asset impairment charge to operations totaling $3,765,015 and an overall increase in the scale of our participation in oil and gas exploration activities.

Our general and administrative expenses decreased to $1,753,113 from $1,771,399.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance and directors' fees as well our shareholder relations costs which include the American Stock Exchange listing and filing fees and transfer agent fees and services.

For the nine months ended September 30, 2008, salaries and benefits were approximately $375,000 compared with $139,000 for the nine months ended September 30, 2007.  The majority of the increase is due to the timing of hiring additional accounting and finance personnel as compared to engaging consultants to complete similar tasks for the same period in 2007.

For the nine months ended September 30, 2008, our bank guarantee fees totaled $156,377 compared with $61,996 for the nine months ended September 30, 2007.  Our bank guarantees have been provided to serve as guarantees for the performance of our minimum commitments on our exploration work programs under our PSCs and were renewed in April 2008.  As the budgets for the exploration work programs are adjusted, the bank guarantees are modified accordingly.

For the nine months ended September 30, 2008, our general and administrative costs were offset by our stock-based compensation expense totaling $484,785 compared to $747,127 for the nine months ended September 30, 2007.  Stock-based compensation costs fluctuate based upon the number of options being granted and the time frame for the options to vest.

Our consulting fees increased to $599,785 during the nine months ended September 30, 2008 from $22,469 for the nine months ended September 30, 2007.  The majority of the increase related to the engagement of various parties to assist us in resolving the CIA dispute.  The remaining increase is a result of the costs of a consultant to model, test and document our financial internal controls as required by the Sarbanes Oxley Act which were not incurred in the same period in 2007.

For the nine months ended September 30, 2008, stock-based compensation costs totaled a recovery of $58,921 compared with a recovery of $373,077 for the nine months ended September 30, 2007.

Professional fees increased to $705,771 during the nine months ended September 30, 2008 from $488,918 during the nine months ended September 30, 2007.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  A significant portion of the increase for the nine months ended September 30, 2008 relates to the restatement of our prior year financial statements.  In addition, legal services have been engaged to assist us in resolving the CIA dispute.

During the nine months ended September 30, 2008, we recorded an impairment charge to the statement of operations totaling $3,765,015.

The Egyptian Option agreement has expired and we have not yet negotiated an additional extension.  In the second quarter we determined the value of the Egyptian blocks to be impaired and therefore have charged to the statement of operations the full carrying value of the Egyptian blocks.  The amount of the impairment includes the value of the capitalized costs and the value of the related non-refundable bank guarantees.

In addition to the Egyptian impairment, we have also determined that the carrying values of our interests in exploration blocks in Oman and Yemen were impaired inasmuch as we have no current plans to further explore these areas.  These amounts were charged to the statement of operations during the second quarter.

Our other expenses and income during the nine months ended September 30, 2008 resulted in income of $861,266 versus income of $1,561,470 for the same period in 2007, substantially all of which in both periods was interest income on our cash and cash equivalents.  This decrease is primarily attributed to a lower interest rate earned on our short-term investments as well as lower cash balances.  During the nine months ended September 30, 2008, we earned interest at the rate of approximately 2.7% per annum on our short-term investment compared with approximately 5.0% for the nine months ended September 30, 2007.

We capitalized overhead costs directly related to our exploration activities in India.  During the nine months ended September 30, 2008, these capitalized overhead costs were $2,439,556 as compared to $2,767,239 during the nine months ended September 30, 2007.  The capitalized cost remained consistent with the prior year and includes costs relating to personnel, consultants, their travel and associated costs and stock-based compensation directly associated with the advancement of our oil and gas interests.  The total stock-based compensation capitalized during the nine months ended September 30, 2008 was $373,291 compared with $477,764 for the nine months ended September 30, 2007.

Liquidity and Capital Resources
Liquidity is a measure of a company's ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.  While we believe we are funded adequately at this time to meet our minimum exploration commitments based on the current level of commitments and expenditures under the PSCs we are currently a party to and our expected general and administrative expenses for the next 12 months, there can be no assurance that we will not be required to obtain additional funding during the 12 months ended September 30, 2009.

In the future, if we deem it necessary to raise capital for continued exploration block acquisition, we may seek to raise additional equity capital or access the debt markets.  There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  Raising additional equity capital could result in significant dilution to our existing stockholders and otherwise possibly adversely affect the public market for our securities.  Raising debt capital could be on terms imposing significant interest and principal amortization payments, thereby affecting our liquidity, and would likely include requirements to comply with a number of affirmative and negative covenants which could materially restrict and possibly limit our operations and business plans.  We currently have no specific plans or arrangements to raise additional capital.

To date, we have not earned revenue from our operations and we are considered to be in the development stage.  We incur negative cash flows from operations, and at this time all exploration activities and overhead expenses are financed by way of equity issuance and interest income.  The recoverability of our costs incurred to date is uncertain and dependent upon achieving commercial production or sale.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future.  Our financial statements as at and for the three months and nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $0.7 million, and used $0.6 million of cash flow in our operating activities for the three months ended September 30, 2008.  We incurred a net loss of $6.0 million, used $2.3 million of cash flow in our operating activities for the nine months ended September 30, 2008, and had an accumulated deficit of $15.3 million as at September 30, 2008.  These matters raise doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration programs and our existing cash balance and any cash flow from operating activities may not be sufficient to satisfy our current obligations and meet our exploration commitments.  We have various alternatives under consideration to remedy any future shortfall in capital.  We may deem it necessary to raise capital through equity markets, debt markets or other innovative financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures.

We are working with our joint venture partners to bring commercial production on stream in an effort to generate operating cash flows.  Any operating cash flows will be dependent upon many factors, including production levels, sales volumes, market prices and other factors beyond our control.

To provide financing for our ongoing operations, we secured $28.4 million in financing in June 2007.  As at September 30, 2008, we have working capital of $21.8 million which is available for our future operations.  In addition, we have $10.8 million in restricted deposits pledged as security against the MWP which will be released upon completion of the MWP.

Should the going concern assumption not be appropriate and we are not able to realize upon our assets and settle our liabilities, commitments and contingencies (as described in note 13) in the normal course of operations, these consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

These consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

The recoverability of the costs incurred to date in our exploration and development activities is uncertain and dependent upon achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our cash requirements under the PSCs we are a party to and achieving a positive cash flow from the oil and natural gas operations under our PSCs.

At September 30, 2008, our cash and cash equivalents were $28,550,896 (December 31, 2007 - $48,134,858).  The majority of these funds are being held at creditworthy institutions in US dollars, of which, $28,039,468 is held in term deposits earning interest based on the US prime rate.  In addition to our cash and cash equivalents, we have $10,830,000 (December 31, 2007 - $4,555,480) in restricted deposits securing bank guarantees under the terms of our PSCs which will be released upon meeting our minimum work exploration commitments.  We also earn interest income on these balances.

We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the 10 exploration blocks that we hold an interest in, will continue through 2008 in accordance with the terms of those agreements.  During the twelve month period October 1, 2008 to September 30, 2009, based on the current budgets, the financial commitments will total approximately $23.0M.  See Financial Commitments Under Our PSCs below and note 12, Commitments in the Notes to Consolidated Financial Statements.

In addition, we have participated in the NELP VII bidding round for the award of further PSCs for exploration blocks expected to be awarded by the GOI in the future.  As of November 6, 2008, we have not received final confirmation as to the success of our bidding exercise.

We have no present specific plans at this time to join with others in bidding for PSCs in India or elsewhere.  As opportunities arise, we may seek to acquire minority PIs in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

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

The decrease in our cash and cash equivalents to $28,550,896 from $48,134,858 at December 31, 2007 is primarily the result of funds used in operating and investing activities as follows:

Our net cash used in operating activities during the nine months ended September 30, 2008 was $2,308,222 as compared to $340,153 for the nine months ended September 30, 2007.  This increase is mainly related to higher cash costs in general and administrative costs, consulting fees and professional fees combined with lower interest income earned on our short-term investments during the nine months ended September 30, 2008 versus the nine months ended September 30, 2007.

Cash used by investing activities during the nine months ended September 30, 2008 was $17,937,740 as compared to $9,476,874 during the nine months ended September 30, 2007.  This increase is a result of additional expenditures on our oil and gas activities, including our accounts payable, which is consistent with the increased scale of our participation and the addition of $7,482,058 in restricted deposits, which serve as collateral for our bank guarantees, arising out of our higher exploration and development budgets for the period April 1, 2008 to March 31, 2009 as compared to the similar prior year period.

Cash provided by financing activities for the nine months ended September 30, 2008 was $662,000 as compared to $26,709,853 during the nine months ended September 30, 2007.  During the nine months ended September 30, 2007, we completed the sale of 5,680,000 Units of our securities at $5.00 per Unit for aggregate cash gross proceeds of $28,400,000 less share issuance costs of $2,015,272 and $4,450 of accounts payable relating to financing activities.  Further, during the nine months ended September 30, 2007, cash of $320,675 was provided from the issuance of 317,500 shares of common stock on the exercise of options. During the nine months ended September 30, 2008, there was no comparable sale of shares, except for cash proceeds of $662,000 received on the exercise of options to purchase an aggregate of 600,000 common shares.

We do not expect to have any significant change in 2008 in our number of employees.  We believe that current rates of inflation will not have a material effect on our activities.

Financial Commitments Under Our PSCs
Each of the PSCs to which we are a party provide for multi-phase oil and gas exploration activities involving MWPs to be conducted over periods of years.  Each of the PSCs provide that we, together with our co-parties to the agreements, are required to make financial commitments in proportion to our PIs under the PSCs relating to the exploration activities to be conducted. Further, the PSCs contain provisions whereby the parties must provide the GOI a bank guarantee in the amount of 35% of the participant's share of the MWP for a particular phase, to be undertaken annually during the budget period April 1 to March 31.  We have provided to the GOI bank guarantees for the performance of such MWP for the budget period April 1, 2008 to March 31, 2009 which are in the form of irrevocable letters of credit and secured by our term deposits in the same amount.

The amount of these bank guarantees for each of our PSCs is as follows:

Exploration Blocks – India	($ in millions)
KG Onshore	3.7
Mehsana	0.1
Sanand/Miroli	1.3
Ankleshwar	1.5
Tarapur	0.9
DS 03	0.5
DS 04	0.2
RJ 20	1.5
RJ 21	1.1
10.8

In an effort to increase our PI to 25% in the KG Onshore Block, we have increased our Bank Guarantee by $2.2M to $3.7M.  If the additional PI does not materialize, the $2.2M will be released back to our general funds.

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

KG Onshore Block Financial Commitment
We will be required to fund our proportionate share of the costs incurred in the KG Onshore activities estimated to be approximately $8.5 million over the four years of the first phase of the work commitment with respect to a 10% PI in the block and approximately $21.4 million with respect to a 25% PI in the block.  We estimate the expenditures over the next 12 months ended September 30, 2009 will be $4.2 million at a 10%PI and $10.5 million at a 25% PI.  These expenditures entail performing the required geological surveys and studies for Phase I, as well as a 50 LKM 2-D seismic acquisition program and the interpretation and processing thereof and the drilling of three exploratory wells.

Mehsana Block Financial Commitment
Jubilant, as operator, has elected not to proceed to Phase II and as such, we are not budgeting funds for exploration activities on the Mehsana Block during the period October 1, 2008 to September 30, 2009 based on our 10% PI.  Jubilant has requested an extension of six months to Phase I from the date of approval of such request, to complete the testing and stimulation program on existing wells in conjunction with the appraisal of the CB-3A discovery.  Approval of such extension from the GOI is pending.

Sanand/Miroli Block Financial Commitment
We estimate the total capital expenditures for the exploration activities on the Sanand/Miroli Block over the next 12 months ended September 30, 2009 will be approximately $3.2 million based on our 10% PI.  They entail costs of drilling of six exploratory wells which includes the remaining two well commitment from Phase I, the three well commitment from Phase II and the two well commitment from Phase III.  Further, the budget includes the drilling of four wells, classified as appraisal wells under the PSC.

Tarapur Block Financial Commitment
GSPC on behalf of the consortium partners has submitted an application to the GOI for an extension beyond Phase III of the PSC for an additional 12 months from the date of approval to complete an additional work program of drilling four exploration wells under the GOI new extension policy.  This extension has not yet been approved.  If the request for the additional 12 months is not granted, the third and final phase of exploratory activities on the Tarapur Block would be deemed to have expired on November 22, 2007 and all areas not encompassing a commercial discovery, which may include areas where the consortium has conducted drilling activities, would be relinquished back to the GOI.

If the request for the additional 12 months is granted, we estimate total capital expenditures we will be required to contribute to complete the additional work program over the next 6 months will be approximately $1.5 million.

Oil and Natural Gas Corporation Limited of India (ONGC) has the right to participate in the development of any commercial discovery on the Tarapur Block by acquiring a 30% PI as provided under the PSC.  On October 3, 2008, ONGC advised the consortium that under the terms of the PSC, they were exercising their option to acquire a thirty percent (30%) PI in the Tarapur #1 development area, thereby reducing our interest to 14% in that area.

Ankleshwar Block Financial Commitment
We estimate total capital expenditures for the exploration activities on the Ankleshwar Block during the period ending March 31, 2009, based on our 10% PI will be approximately $2.7 million.  These expenditures entail the drilling of all fourteen exploratory wells comprising the MWP for Phase I.

Deccan Syneclise Basin Financial Commitment
We estimate our expenditures for exploration activities during the next 12 months ending September 30, 2009 for both the DS-03 and DS-04 Blocks will be approximately $2.3 million based upon our 100% PI.  These expenditures include the completion of the documentation and reports to the gravity magnetic and geochemical surveys along with the acquisition of a 2-D seismic of approximately 50 line kms.  We further estimate that the costs to be incurred after September 30, 2009 to complete our Phase I commitments will be approximately $10.7 million.  We have a 100% PI in both of the DS blocks.

Rajasthan Basin Financial Commitment
We will be required to fund our 25% proportionate share of the costs incurred on both these blocks which is estimated to be approximately $18.3 million over the four years of the first phase of the work commitments for both blocks.  We estimate for the next 12 months ending September 30, 2009, our expenditures on the first phase will amount to approximately $9.1 million.  These expenditures entail performing the required surveys, the 2D and the 3D seismic acquisition program and the interpretation and processing thereof and the drilling of three exploration wells.

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

At September 30, 2008, we have not entered into any market risk sensitive instruments, as such term is defined in Item 305 of Regulation S-K relating to oil and natural gas.

Interest Rate Risk
At September 30, 2008, we had cash and cash equivalents of approximately $28.6 million.  Substantially, all these funds are held in U.S. dollars and our cash equivalents are invested in high-quality credit instruments, primarily of money market funds with maturities of 90 days or less.  We do not expect any material loss from cash equivalents, and therefore we believe our interest rate exposure on invested funds is not material.  Fluctuations in interest rates can be expected to affect the interest income we receive on the invested funds.

At September 30, 2008, we had approximately $10.8 million in restricted deposits.  Substantially, all these funds are held in U.S. dollars and are invested in high-quality credit instruments, primarily of money market funds with maturities of one year or less.  We do not expect any material loss from cash equivalents, and therefore we believe our interest rate exposure on invested funds is not material.  Fluctuations in interest rates can be expected to affect the interest income we receive on the invested funds.

At September 30, 2008, we had no long-term debt outstanding and held no market risk sensitive instruments related to the interest rate risk.

Foreign Currency Risk
Substantially, all of our cash and cash equivalents are held in U.S. dollars or U.S. dollar denominated securities. At September 30, 2008, we had no operating revenues.  Certain of our expenses are fixed or denominated by foreign currencies including the Canadian dollar and the Indian Rupees.  We are exposed to market risks associated with fluctuations in foreign currency exchange rates related to our transactions denominated in currencies other than the U.S. dollar.

At September 30, 2008, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2007 and the resulting delay in timely filing of that Report and the March 31, 2008 Form 10-Q, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008, however, along with the Plan as disclosed in our Form 10-K for the year ended December 31, 2007, we continue to take steps to correct this situation.

Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a History Of Losses And Our Liquidity Position Imposes Risk To Our Operations
To date, we have not earned revenue from our operations and we are considered to be in the development stage of our operations.  We have incurred negative cash flows from our operations, and at this time all exploration activities and overhead expenses are financed by way of the issue and sale of equity shares and interest income on our cash balances.  The recoverability of the costs we have incurred to date is uncertain and is dependent upon achieving commercial production or sale.  Our prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the three months and nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $0.7 million, and used $0.6 million of cash flow in our operating activities for the three months ended September 30, 2008.  We incurred a net loss of $6.0 million, used $2.3 million of cash flow in our operating activities for the nine months ended September 30, 2008 and had an accumulated deficit of $15.3 million as at September 30, 2008.  These matters raise doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration programs and the existing cash balance and any cash flow from operating activities may not be sufficient to satisfy the current obligations and meet our exploration commitments.  We are considering various alternatives to remedy any future shortfall in capital.  We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures which could lead to our inability to meet all of our commitments under all our PSCs.

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $74.0 Million plus interest as of September 30, 2008  On Account of GSPC's Exploration Costs On the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% CI, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under Phase I of the work program set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under Phase I included in the parties' joint bid for the award by the GOI of the KG Offshore Block.

GSPC contends that this excess amount is not within the terms of the CIA.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) (including the net 5% interest of RGM) plus interest.

Based on correspondence from GSPC dated September 5, 2008, GSPC is seeking a payment from us in the amount of Rs. 355,17,42,260 (approximately $72.5 million) plus interest as of July 31, 2008, of which 50% is for the account of RGM.  We estimate the amount to be approximately $74.0 million plus interest as of September 30, 2008.  GeoGlobal disputes this assertion of GSPC.

We have advised GSPC that, under the terms of the CIA, the terms of which are also incorporated into the PSC and the JOA between the parties, it has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the CIA.  We further reminded GSPC that we have fulfilled over the past five years our obligations under the CIA to provide extensive technical assistance without any further remuneration other than the CI, all in accordance with the terms of the CIA.  In furtherance of our position, we have obtained the opinion of prominent Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the CIA, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

We continue to be of the view that, under the terms of the CIA, we have a CI in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of RGM) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the CIA, the PSC and the JOA as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution, however, no agreement has been reached as of November 6, 2008.

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

We are continuing to await the final approval of the Government of India (GOI) of a merger of the exploration phases of the drilling program on the KG Offshore Block.  In addition, GSPC, as operator of the drilling program, exercised an option to substitute a total meterage drilled commitment in the new work program phase that would be irrespective of the number of wells drilled which number is a requirement under the PSC.  Under these new policies, any contractor who exercises this option would be required to relinquish 50% of the contract area at the end of the New Phase I.  We are awaiting confirmation that the exercise of the option has been accepted.

Subject to the acceptance of the exercise of the option, at the end of the New Phase I on March 11, 2008, the contracting parties were required to relinquish 50% of the Contract Area of the KG Offshore Block that is not a Discovery or Development Area as defined in the PSC.  Approval from the GOI of the merger of the initial Phase I and II into a New Phase I along with the requirement of the relinquishment of 50% of the Contract Area is currently outstanding.  The New Phase II, if granted, would have a term of 1.5 years expiring September 11, 2009.

GSPC as operator advised the DGH on August 27, 2008, that with the completion of drilling the most recent three wells (KG#31, KG#22 & KG BRU-1) that the consortium had achieved a total meterage drilled of 48,360 meters.  The total meterage required to be drilled under the original MWP of three exploration phases (now divided into two New Phases) for twenty wells was 45,352 meters, and as such, the consortium advised the DGH that the consortium has now completed the Minimum Work Program (MWP) for all Phases on this block under the terms of the PSC as entered into..  On October 3, 2008, DGH noted the completion of the MWP for all exploration phases and returned to GSPC its bank guarantee serving as security for the performance of the MWP.  We continue to await action by the GOI on this matter.

We are unable to determine at this time the outcome of these matters but, among other possible outcomes, the failure of the contracting parties to receive these requested actions by the GOI could result is the termination of the PSC by the GOI or the loss by the parties of some or all of the contract area under the PSC for the KG Offshore Block.

In the event a PSC is terminated by the GOI, or in the event the work program is not fulfilled by the end of the relevant exploration phase, the PSC provides that each party to the PSC is to pay to the GOI its PI share of an amount which is equal to the amount that would be required to complete the MWP for that phase.

With respect to the KG Offshore Block, we are of the view that GSPC, under the terms of our CIA, would be liable for our PI share of any amount required to complete the MWP for a phase and any further costs during the Exploration Period prior to the start date of commercial production.

Possible Inability of Contracting Parties to Obtain Extensions to Certain Phases of Exploration
GSPC, as operator of the Tarapur Block, has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to complete an additional work program of drilling four wells under the GOI new extension policy which has not yet been approved.  GOI consent to this application has not yet been approved or received.   If the above request for an additional 12 months is not granted, the third and final phase of exploratory activities on the Tarapur Block will have expired on November 22, 2007.  Under the terms of the PSC, all areas not encompassing a commercial discovery after November 22, 2007 would be relinquished back to the GOI and our investment in exploration costs on areas that will be required to be relinquished back to the GOI, which includes areas where the consortium has conducted drilling activities, will be lost.

In April 2008, Jubilant, the operator of the Mehsana Block, requested a six month extension to Phase I in order to complete a testing and stimulation program on other existing wells in order to complete the appraisal of the block.

DGH advised Jubilant on August 26, 2008 that the GOI has not yet granted this extension and have asked the operator to re-submit an appraisal program with respect to the CB-3A discovery.

In a letter to DGH dated August 28, 2008, Jubilant re-submitted the request for an extension of six months to Phase I from the date of approval of such request to complete the testing and stimulation program on existing wells in conjunction with the CB-3A discovery.  Approval for this request is pending.  Under the terms of the PSC guidelines, the appraisal of the hydrocarbon discovery at the CB-3A location must be completed by March 22, 2010.

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

As of September 30, 2008, we had cash and cash equivalents of approximately $28.6 million.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our ten exploration blocks totals approximately $23.0 million during the period October 1, 2008 to September 30, 2009.  Further, we anticipate our expenditures on the KG Onshore Block to be $4.2 million based upon a 10% PI.  Upon receipt of approval from the GOI for the increase to a 25% PI, these expenditures will increase to $10.5 million.  Any further PSCs we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.  There can be no assurance that we will be able to raise the capital.

Cautionary Statement For Purposes Of The "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act Of 1995
With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  The company updates forward-looking information related to operations, production and capital spending on a quarterly basis and updates reserves on an annual basis.

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
•
We cannot assure you that we will obtain all required consents, waivers and extensions from the DGH or GOI as and when required to maintain compliance with our PSCs; that we may not be adversely affected by any delays we may experience in receiving those consents, waivers and extensions; that we may not incur liabilities under the PSCs for our failure to maintain compliance with and timely complete the related work programs; or that GSPC may not be successful in its efforts to obtain payment from us on account of exploration costs it has expended on the KG Offshore Block for which it asserts we are liable or otherwise seek to hold us in breach of that PSC or commence arbitration proceedings against us.

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

GEOGLOBAL RESOURCES INC.
-----------------------------------------------
 (Registrant)

November 10, 2008                               /s/ Jean Paul Roy
------------------------
Jean Paul Roy
President and Chief Executive Officer
 (Principal Executive Officer)

November 10, 2008                               /s/ Allan J. Kent
-------------------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)