Form 10-K/A
period 2007-12-31
GEOGLOBAL RESOURCES INC.
filed 2009-01-16
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE
None

This Form 10-K/A is being filed to amend the GeoGlobal Resources Inc. Annual Report on Form 10-K for the year ended December 31, 2007 originally filed with the Securities and Exchange Commission on June 10, 2008.  This Amendment is filed in response to a letter of comment dated November 25, 2008 received from the staff of the Commission.

This Amendment to the Annual Report continues to speak as of the date of the Annual Report, and except as expressly set forth herein, we have not updated the disclosures contained in this Amendment to the Annual Report to reflect any events that occurred at a date subsequent to the original filing of the Annual Report.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text only of the Items of the Annual Report amended by this Amendment.  The filing of this Amendment to the Annual Report is not a representation that any statements contained in items of the Annual Report other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report.  The revision does not affect the remaining information set forth in the Annual Report as originally filed, the remaining portions of which have not been amended.  With this Amendment, our principal executive officer and principal financial officer have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

The following items listed on this Table of Contents have been amended as a result of this Amendment:

Annual Report on Form 10-K/A
December 31, 2007

Table of Contents

		Page
	Part I

Item 1.	Description of Business	3

Item 1A.	Risk Factors	26

	Part II

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	38

Item 8.	Financial Statements and Supplementary Data	50

	Part III

Item 11.	Executive Compensation	51

Item 13.	Certain Relationships and Related Transactions, and Director Independence	57

	Part IV

Item 15.	Exhibits, Financial Statement Schedules	59

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

To date, we have not earned any revenue from these activities and we are considered to be in the development stage under Financial Accounting Standards Board Statement of Accounting Standards No. 7.  The recoverability of the costs we have incurred to date is uncertain and dependent upon us achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the PSCs in India and upon future profitable operations and upon finalizing agreements with GSPC.

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

While GSPC has advised the DGH that under the terms of the new policy guidelines issued by the GOI in June 2007 and on the basis of the total meterage depth of wells drilled on the KG Offshore Block, the contracting parties have fulfilled the MWP for the KG Offshore Block; if this advice of GSPC to DGH is not accepted and the GOI terminates the PSC and if in addition GSPC successfully asserts that it has no further liability to us under the CIA (see “Carried Interest Agreement Dispute” below), we believe our portion of the liability to the GOI under the terms of the PSC would be approximately $30 million, of which, 50% is for the account of Roy Group (Mauritius) Inc.

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

Participating Interest Agreement
On March 27, 2003, prior to our acquisition of the outstanding capital stock of GeoGlobal Resources (India) Inc., GeoGlobal Resources (India) Inc. entered into a Participating Interest Agreement (PIA) with Roy Group (Mauritius) Inc. (RGM), whereby it assigned and, as our wholly-owned subsidiary subsequent to its acquisition by us, currently holds in trust for RGM subject to GOI consent, 50% of the benefits and obligations of the PSC covering the KG Offshore Block and the CIA leaving us with a net 5% PI in the KG Offshore Block and a net 5% CI in the CIA.  Under the terms of the PIA, until the GOI consent is obtained, we, through our sole ownership of the outstanding stock of GeoGlobal Resources (India) Inc.,  retain the exclusive right to deal with the other parties to the KG Offshore Block and the CIA and are entitled to make all decisions regarding the interest assigned to RGM, RGM has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by us in regard to RGM's interest and to be liable to us for its share of all costs, interests, liabilities and obligations arising out of or relating to the RGM interest.  RGM has agreed to indemnify us against any and all costs, expenses, losses, damages or liabilities incurred by reason of RGM's failure to pay the same.  Subject to obtaining the government consent to the assignment, RGM is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the KG Offshore Block.  We have a right of set-off against sums owing to us by RGM.  In the event that the Indian government consent is delayed or denied, resulting in either RGM or us being denied an economic benefit either would have realized under the PIA, the parties agreed to amend the PIA or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the PIA.  As a consequence of this transaction we report our holdings under the KG Offshore Block and CIA as a net 5% PI.  Inasmuch as the assignment of the 5% interest to RGM occurred prior to our acquisition of GeoGlobal Resources (India) Inc. and we were not a party to that assignment, we received no consideration from the assignment.

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

The KG#22 ST-1 commenced drilling directionally from 1,275 meters MD. The KG#22 ST-1 was drilled and cased with 9-5/8" casing to approximately 4,396 meters MD.  On November 27, 2007, drilling continued with an 8-1/2" drill bit. On December 6, 2007, the well saw a gas kick at 4,776 m MD (4121.65 m TVD).  This was successfully controlled and drilling resumed reaching 5,576 meters MD by January 15, 2008.  Upon freeing the drill string after encountering a mechanical problem, the hole was plugged back with cement to approximately 4,415 meters MD.  On January 29, 2008, the KG#22 ST-2 commenced drilling.

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

GSPC as operator, on behalf of the consortium partners submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to November 22, 2008 under a provision of the GOI New Extension Policy.  Under this new policy, where the MWP has been completed and discoveries/commercial discoveries have been made and the contractor wants to carry out an additional work program beyond Phase III, an additional extension may be given subject to the consortium partners providing a 35% bank guarantee and 30% cash payment as agreed non-refundable pre-estimated damages for the additional work program.  The contractor may only retain a minimum area in the Block which is to be determined by GOI/DGH.  The consortium has requested to drill five wells under the additional work program and to retain the area in the block covered by the 3-D seismic, which encompasses approximately 545 sq. kms as covered by the exploration activities.  The consortium has agreed that it would provide a 35% bank guarantee of US$3.1 million and a 30% cash payment of US$2.7 million for this additional work program (GGR share is US$773,000 and US$662,000 respectively).  The Company has accrued an amount of US$662,000 as an estimate for its share of such agreed pre-estimated damages which cash payment is non-refundable and estimated to be 30% of the total cost required to complete the additional work program.  GOI consent to this application has not yet been approved or received.

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

•
The SE-4 well commenced drilling on July 12, 2007 and was drilled to a TVD of 2,340 meters. This well has been tested and the first object was found to be water bearing.  The second object tested over the interval of 1,810 to 1870.5 encountered oil flow.  The third object over the interval of 1,620 to 1,700 meters also flowed oil.  Based upon these results, the well is awaiting a workover rig to stimulate these internals using hydraulic fracture stimulation.  On December 27, 2007, GSPC reported to DGH that the SE-4 well encountered a 29 meter zone in the Cambay Shale and was perforated and the mid-point perforation is at 1,840.25 meters.  GSPC as operator, informed the GOI and the Management Committee of the discovery in accordance with the provisions of the PSC, the commerciality of which is yet to be established.

•
The SE-2 well commenced drilling on July 29, 2007 and was drilled to a TVD of 2,381 meters (2,470 meters MD).  On December 27, 2007, GSPC reported to DGH that the SE-2 well encountered a 33 meter zone in the Cambay Shale and was perforated and the mid-point perforation is at 1,662.5 meters.  GSPC as operator, informed the Management Committee and the GOI of the discovery in accordance with the provisions of the PSC, the commerciality of which is yet to be established.

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

•
The M-6 well commenced drilling on February 5, 2008 and was drilled vertically to 2,960 meters.  On April 28, 2008, GSPC reported to DGH that the SE-4 well encountered a 15 meter zone in the Cambay Shale and was perforated and the mid-point perforation is at 1560.5 meters.  GSPC as operator, informed the GOI and the Management Committee of the discovery in accordance with the provisions of the PSC, the commerciality of which is yet to be established.

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

Additional activity during the year ended December 31, 2007 and through May 12, 2008 is as follows:

•
Two wells drilled in the first half of 2007, the TS-4 and TS-5 were drilled to TVD's of 2,844 and 3,009 meters, respectively.  As at May 12, 2008, the TS-4 well has been tested and is currently suspended awaiting to be further tested and the TS-5 well has been suspended awaiting a higher capacity drilling rig to deepen the well by approximately 300 meters.  GSPC then intends to utilize a workover rig to test zones currently identified, along with any potential zones encountered in the deepening of the well.

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

If the request for the additional 12 months is granted, estimated total capital expenditures we will be required to contribute to drill five additional wells on this block over the period ending November 22, 2008 based on our 20% PI will be approximately $2.2 million plus damages of $662,000, which amount is non-refundable and estimated to be 30% of the total cost required to complete the additional work program.

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

Of the forty-one wells, eleven wells have been abandoned, three in the KG Offshore Block, two in the Mehsana Block, two in the Sanand/Miroli and four in the Tarapur Block.  These wells were abandoned because of the absence of economic quantities of hydrocarbons or because the well characteristics would make the production of hydrocarbons problematic and non-commercial.

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

Failure Of Contracting Parties To Fulfill The Minimum Work Programs For Certain Of Our Production Sharing Contracts; Possible Right Of Termination By Government of India
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

Charge To Statement Of Operations Resulting From Our Failure To Exercise Our Options To Require Our 30% Interest In The Egyptian Exploration Blocks
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

In the event we fail to exercise the option, the carrying value of the capitalized costs relating to the Egyptian exploration blocks would exceed the fair value and would be deemed to be impaired.  Once the impairment decision has been determined, we will be required to recognize a charge to the Statement of Operations by the amount that is not recoverable and exceeds the fair value.  The carrying value of the Egyptian exploration blocks is approximately US$4.1 million at December 31, 2007.

Our Internal Control Over Financial Reportting Was Not Effective As Of December 31, 2007 and Continuing Weaknesses In Our Internal Controls And Procedures Could Have A Material Adverse Effect On Us
During our management’s assessment of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2007 we identified two material weaknesses in those controls.   As a result of these material weaknesses, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2007, due to the conditions that led to the identification of the material weaknesses.  Prior to the filing of this report, we took certain steps to remediate these material weaknesses.  Although these actions are continuing, we anticipate that these actions when completed will remediate the material weaknesses we identified and strengthen our internal control over financial reporting.  However we cannot assure you that the finalized measures that we implement will effectively address such material weaknesses or that additional material weaknesses may not develop in the future.

Remedying the currently existing material weaknesses, as well as any additional significant deficiencies or material weaknesses that we or our independent auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources.   If we fail to timely remedy any current or additional material weaknesses or significant deficiencies that we or our auditors may identify or if we cannot produce reliable financial reports, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act all of which could result in a loss of investor confidence in the accuracy, timeliness and completeness of our financial reports. As a consequence, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be materially harmed. In addition, we can give no assurance that our independent auditors will agree with our management’s assessment of the effectiveness of our internal control over financial reporting at that time.

Our Failure To Timely File Certain Periodic Reports With The SEC Poses Significant Risks To Our Business, Each Of Which Could Materially And Adversely Affect Our Financial Condition And Results Of Operations
We did not timely file with the SEC our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.  Consequently, we were not compliant with the periodic reporting requirements under the Securities Exchange Act of 1934, as amended.  As a result of our failure to have timely filed our periodic reports with the SEC, we were in violation of our Listing Agreement with the American Stock Exchange which, had the delinquent reports not have been thereafter filed in accordance with a plan of compliance we filed with and was accepted by the AMEX, would have led to the suspension and ultimate removal of our securities from trading on the AMEX.  In addition, our failure to timely file these and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits. Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.

We Experienced Additional Risks And Costs As A Result Of the Restatement Of Certain Of Our Financial Statements And The Delayed Filing Of This Annual Report On Form 10-K
The restatement of our financial statements for the four fiscal years ended December 31, 2006, 2005, 2004 and 2003 and the three fiscal quarters ended September 30, June 30, and March 31, 2007 and the delayed filing of our annual report on Form 10-K for the year ended December 31, 2007 resulted in us becoming subject to substantial unanticipated costs for accounting and legal fees in connection with or related to the restatements.  In addition, the restatements exposed us to the adverse publicity associated with financial statement restatements, shareholder criticism and potentially legal proceedings in the future in relation to these restatements.  While not presently anticipated, such potential proceedings, related expenses not covered by available insurance or any adverse resolution in these proceedings could have a material adverse effect on our business activities and financial condition. Any such proceedings could be time consuming and distract our management from the conduct of our business.

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

Risks Associated With Our Holding A Carried Interest
Under the terms of our Carried Interest Agreement, we are carried by GSPC for all our share of any costs and expenses during the exploration phase on the KG Offshore Block, prior to the start date of initial commercial production.  Under the terms of our Carried Interest Agreement, after deducting all royalties payable, GSPC is entitled to recover all such costs and expenses out of production, if any, from wells drilled by GSPC on the block before we are entitled to receive any share of the production.  Accordingly, we will not be entitled to receive any production of hydrocarbons or revenues from the production from wells drilled on the block until such time as GSPC has recovered the costs and expenses GSPC paid during the exploration phase on our behalf.

As operator of the KG Offshore Block, GSPC is required to conduct the exploration and drilling operations on the block in accordance with generally accepted oil and gas industry standards, subject to the terms of a Joint Operating Agreement, and is entitled to make all decisions and take all actions necessary in fulfilling the minimum work program commitments made in the Production Sharing Contract relating to the KG Offshore Block.  Through December 31, 2007, GSPC had expended approximately $57.3 million on our behalf under the terms of the Carried Interest Agreement of which 50% is for the account of Roy Group (Mauritius) Inc. (“RGM”) and it is expected that those expenses will increase materially thereafter.  There can be no assurance as to when, if ever, GSPC will recover out of production our share of exploration costs and expenses.  Until such time, we will realize no revenues from our interest in the KG Offshore Block.  Accordingly, our ability to receive revenues from hydrocarbon production from the KG Offshore Block, notwithstanding our carried interest, is dependent upon the future production, if any, recovered from the block and the price realized from the production, if any, being sufficient to enable GSPC to recover the costs and expenses it incurs on our behalf.

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

The minimum work programs required to be conducted by the contracting parties under certain of the PSCs to which we are a party have not been completed by the operators within the time frames required by the PSCs.  These circumstances could lead to the termination of the PSC, the assessment of damages against the contracting parties and the loss of our investments under the PSCs.  We are dependent upon the operators to timely complete these minimum work programs.

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

PART II

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

On September 6, 2007, our Board of Directors adopted a resolution extending the expiration date of our outstanding 2005 Stock Purchase Warrants from September 9, 2007 to June 20, 2009.  Accordingly, we recorded a charge to the deficit of $1,320,000 during the year ended December 31, 2007 for the incremental difference in the fair value of the 2005 Stock Purchase Warrants immediately prior to and after the modification as compared to nil for the year ended December 31, 2006 when there was no such extension or charge recorded.  This resulted in a net loss and comprehensive loss applicable to common stockholders of $2,863,110 as compared to $1,548,803 during the year ended December 31, 2006.

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

Tarapur Block
Phase III under the PSC for this exploration block expired on November 22, 2007.  GSPC as operator, on behalf of the consortium partners has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to November 22, 2008 to complete an additional work program of drilling five wells under the GOI new extension policy at a cost to us of approximately $2.2 million.  The consortium also agreed that it would provide a 35% bank guarantee and a 30% cash payment as agreed pre-estimated damages for the additional work program which cash payment is non-refundable and estimated to be 30% of the total cost required to complete the additional work program.  Our share is $773,000 and $662,000 respectively.  GOI consent to this application has not yet been approved or received.

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

Item 8.                 Financial Statements and Supplementary Data

Our Financial Statements are included in a separate section of this report.  See page FS 61.

PART III

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

	Option Awards				Stock Awards

Name (a)	Number of securities underlying unexercised Options (#) Exercisable/ Unexercisable (b-c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date mm/dd/yy (f)	Number of shares or units of Stock held that have not vested (#) (g)	Market value of shares or units of Stock held that have not vested (1) ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Jean Paul Roy	300,000(1)	-0-	1.10	08/31/08	-0-	-0-	-0-	-0-
	500,000(2)	-0-	3.95	07/25/16	-0-	-0-	-0-	-0-
Allan J. Kent	300,000(1)	-0-	1.10	08/31/08	-0-	-0-	-0-	-0-
	500,000(2)	-0-	3.95	07/25/16	-0-	-0-	-0-	-0-
Miles Leggett (8)	150,000(3)	-0-	3.95	12/31/09	-0-	-0-	-0-	-0-
	150,000(4)	-0-	5.03	12/31/10	-0-	-0-	-0-	-0-
B. Mohapatra (8)	90,000(5)	-0-	6.50	08/24/08	-0-	-0-	-0-	-0-
	210,000(6)	-0-	3.95	12/31/09	-0-	-0-	-0-	-0-
	150,000(7)	-0-	5.03	12/31/10	-0-	-0-	-0-	-0-

(1)	Of these options, options to purchase 100,000 shares vested on each of January 18, 2005, August 31, 2005 and December 31, 2005.
  (2)   Of these options, options to purchase 250,000 shares vested on each of December 31, 2006 and July 25, 2007.
(3)	Of these options, options to purchase 50,000 shares vested on each of July 25, 2006, December 31, 2006 and December 31, 2007.
  (4)   Options to purchase 150,000 shares vest on July 3, 2008.
(5)	Of these options, options to purchase 10,000 vested on August 24, 2005 and 40,000 shares vested on each of December 31, 2005 and August 31, 2006.
(6)	Of these options, options to purchase 70,000 shares vested on July 26, 2007 and 70,000 vest on each of July 25, 2008 and July 25, 2009.
  (7)   Options to purchase 150,000 shares vest on July 3, 2008.
(8)	The equity awards are granted to these persons as an employee and not as an executive officer.

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

During the year ended December 31, 2007, Amicus Services Inc. a company controlled by Mr. Vincent Roy, a brother of Mr. Jean Roy, received from us $55,347 as consulting fees for IT and computer related services rendered.  Amicus Services Inc. was also reimbursed $5,278 for office costs, including parking, office supplies and telephone as well as travel and hotel expenses incurred throughout 2007.  At December 31, 2007, we owed Amicus Services Inc. $6,953 as a result of services provided and expensed incurred on behalf of our Company.

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

14	Code of Ethics. (5)

21	Subsidiaries of the Registrant:
	Name	State or Jurisdiction of Incorporation
	GeoGlobal Resources (India) Inc.	Barbados
	GeoGlobal Resources (Canada) Inc.	Alberta
	GeoGlobal Resources (Barbados) Inc.	Barbados
	GGR Oil & Gas (India) Private Limited	India
23	Consent of experts and counsel:
23.1	Consent of KPMG LLP (14)
23.2	Consent of Ernst & Young LLP (14)
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) (14)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (14)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed) (14)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed) (14)

(1)	Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.
(2)	Filed as an Exhibit to our Current Report on Form 8-K dated December 10, 1998.
(3)	Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(4)	Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.
(5)	Filed as an Exhibit to our Form 10-KSB dated April 1, 2004.
(6)	Filed as an Exhibit to our Form 10-KSB/A dated April 28, 2004.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(8)	Filed as an Exhibit to our Current Report on Form 8-K dated January 31, 2006.
(9)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2007.
(10) Filed as an Exhibit to our Current Report on Form 8-K dated June 27, 2007.
(11) Filed as an Exhibit to our Current Report on Form 8-K dated August 14, 2007.
(12) Filed as an Exhibit to our Current Report on Form 8-K dated January 8, 2008.
(13) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007.
  (14)  Filed herewith.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND DECEMBER 31, 2006
(in United States dollars)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm- - KPMG Audit Report	FS 62
Report of Independent Registered Public Accounting Firm - KPMG Audit of Internal Control over Financial Reporting	FS 63
Report of Independent Registered Public Accounting Firm - Ernst & Young Audit Report	FS 65

Financial Statements
Consolidated Balance Sheets	FS 66
Consolidated Statements of Operations	FS 67
Consolidated Statements of Changes in Stockholders’ Equity	FS 68
Consolidated Statements of Cash Flows	FS 69
Notes to the Consolidated Financial Statements	FS 70-104

FS 61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
GeoGlobal Resources Inc.:

We have audited the accompanying consolidated balance sheet of GeoGlobal Resources Inc. and subsidiaries as of December 31, 2007, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and for the period from August 21, 2002 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 and for the period from August 21, 2002 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

FS 62

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

FS 63

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

FS 64

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

"Ernst & Young LLP" (signed)

CALGARY, ALBERTA                                                                           CHARTERED ACCOUNTANTS
March 23, 2007 except for Note 8(c),
which is as of June 5, 2008

FS 65

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
Stockholders' Equity
Capital stock (note 7)
Authorized
100,000,000 common shares with a par value of US$0.001 each
1,000,000 preferred shares with a par value of US$0.01 each
Issued
72,205,755 common shares (December 31, 2006 – 66,208,255)	57,614	51,617
Additional paid-in capital	82,791,057	52,900,900
Deficit accumulated during the development stage	(9,278,261)	(6,415,151)
	73,570,410	46,537,366

	80,219,312	48,492,561
See Commitments, Contingencies and Guarantees (note 13) The accompanying notes are an integral part of these Consolidated Financial Statements

FS 66

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended Dec 31, 2007 US $	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2007 US $
		Restated note 8(c)	Restated note 8(c)	Restated notes 8(c) & 14(a)

Expenses (notes 10c, 10d, and 10e)
General and administrative	2,280,232	1,890,926	495,326	5,275,874
Consulting fees	356,912	1,104,106	2,947,126	5,160,714
Professional fees	1,037,971	251,261	201,298	1,790,647
Depreciation	55,425	49,323	49,531	266,735
	3,730,540	3,295,616	3,693,281	12,493,970
Other expenses (income)
Consulting fees recovered	--	--	(12,950)	(66,025)
Equipment costs recovered	--	--	(12,950)	(19,395)
Gain on sale of equipment	--	--	(42,228)	(42,228)
Foreign exchange (gain) loss	(21,510)	4,737	(319)	5,037
Interest income (note 3)	(2,165,920)	(1,751,550)	(462,174)	(4,413,098)
	(2,187,430)	(1,746,813)	(530,621)	(4,535,709)

Net loss and comprehensive loss	(1,543,110)	(1,548,803)	(3,162,660)	(7,958,261)

2005 Stock Purchase Warrant modification (note 7f)	(1,320,000)	--	--	(1,320,000)

Net loss and comprehensive loss applicable to common stockholders	(2,863,110)	(1,548,803)	(3,162,660)	(9,278,261)

Net loss per share – basic and diluted (note 7e)	(0.04)	(0.03)	(0.06)

The accompanying notes are an integral part of these Consolidated Financial Statements

FS 67

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Number of shares	Capital Stock US $	Additional paid-in capital US $	Accumulated Deficit US $	Stockholders' Equity US $
			Restated note 8(c)	Restated note 8(c)	Restated note 8(c)
Common shares issued on incorporation - Aug 21, 2002	1,000	64	--	--	64
Net loss and comprehensive loss for the period	--	--	--	(13,813)	(13,813)
Balance at December 31, 2002	1,000	64	--	(13,813)	(13,749)

Capital stock of GeoGlobal at August 29, 2003	14,656,687	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover (note 9)	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Common shares issued during the year:
On acquisition (note 9)	34,000,000	34,000	1,072,960	--	1,106,960
Options exercised for cash	396,668	397	101,253	--	101,650
December 2003 private placement financing	6,000,000	6,000	5,994,000	--	6,000,000
Share issuance costs on private placement	--	--	(483,325)	--	(483,325)
Share issuance costs on acquisition	--	--	(66,850)	--	(66,850)
Stock-based compensation	--	--	62,913	--	62,913
Net loss and comprehensive loss for the year	--	--	--	(518,377)	(518,377)
Balance at December 31, 2003	55,053,355	40,461	6,680,951	(532,190)	6,189,222

Common shares issued during the year:
Options exercised for cash	115,000	115	154,785	--	154,900
Broker Warrants exercised for cash	39,100	39	58,611	--	58,650
Stock-based compensation	--	--	350,255	--	350,255
Net loss and comprehensive loss for the year	--	--	--	(1,171,498)	(1,171,498)
Balance at December 31, 2004	55,207,455	40,615	7,244,602	(1,703,688)	5,581,529

Common shares issued during the year:
Options exercised for cash	739,000	739	1,004,647	--	1,005,386
2003 Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036	--	5,536,250
Broker Warrants exercised for cash	540,900	541	810,809	--	811,350
September 2005 private placement financing	4,252,400	4,252	27,636,348	--	27,640,600
Share issuance costs on private placement	--	--	(1,541,686)	--	(1,541,686)
Stock-based compensation	--	--	4,354,256	--	4,354,256
Net loss and comprehensive loss for the year	--	--	--	(3,162,660)	(3,162,660)
Balance at December 31, 2005	62,954,255	48,361	45,043,012	(4,866,348)	40,225,025

Common shares issued during the year:
Options exercised for cash	2,284,000	2,285	2,706,895	--	2,709,180
Options exercised for notes receivable	184,500	185	249,525	--	249,710
2003 Purchase Warrants exercised for cash	785,500	786	1,962,964	--	1,963,750
Share issuance costs	--	--	(74,010)	--	(74,010)
Stock-based compensation	--	--	3,012,514	--	3,012,514
Net loss and comprehensive loss for the year	--	--	--	(1,548,803)	(1,548,803)
Balance at December 31, 2006	66,208,255	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during the year:
Options exercised for cash (note 8e)	317,500	317	320,358	--	320,675
June 2007 private placement financing (note 7a)	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement (note 7a)	--	--	(2,612,973)	--	(2,612,973)
2007 Compensation Options (note 7a)	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification (note 7f)	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification (note 7f)	--	--	240,000	--	240,000
Stock-based compensation (note 8b)	--	--	1,522,996	--	1,522,996
Net loss and comprehensive loss for the year	--	--	--	(1,543,110)	(1,543,110)
	5,997,500	5,997	29,890,157	(2,863,110)	27,033,044
Balance as at December 31, 2007	72,205,755	57,614	82,791,057	(9,278,261)	73,570,410
See note 7 for further information The accompanying notes are an integral part of these Consolidated Financial Statements

FS 68

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended Dec 31, 2007 US $	Year ended Dec 31, 2006 US $	Year ended Dec 31, 2005 US $	Period from Inception, Aug 21, 2002 to Dec 31, 2007 US $
		Restated note 8(c)	Restated note 8(c)	Restated notes 8(c) and 14(a)
Cash flows provided by (used in) operating activities:
Net loss	(1,543,110)	(1,548,803)	(3,162,660)	(7,958,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,425	49,323	49,531	266,735
Gain on sale of equipment	--	--	(42,228)	(42,228)
Stock-based compensation (note 8b)	670,992	1,588,289	2,681,680	5,285,645
2005 Compensation Option and Warrant Modification (note 7f)	240,000	--	--	240,000
Changes in operating assets and liabilities:
Accounts receivable	30,844	(63,786)	42,202	(96,977)
Prepaids and deposits	(34,425)	(25,514)	(5,718)	(65,657)
Accounts payable	293,007	(23,720)	24,307	327,658
Accrued liabilities	406,513	(10,013)	22,500	440,000
Due to related companies	32,547	(210,847)	224,828	24,396
	151,793	(245,071)	(165,558)	(1,578,689)
Cash flows provided by (used in) investing activities:
Oil and gas interests	(13,807,287)	(6,739,386)	(1,578,124)	(22,763,336)
Property and equipment	(29,396)	(142,924)	(36,876)	(464,705)
Proceeds on sale of equipment	--	--	82,800	82,800
Cash acquired on acquisition (note 9)	--	--	--	3,034,666
Restricted deposits (note 13a)	(964,711)	(3,198,284)	(185,689)	(4,555,480)
Changes in investing assets and liabilities:
Cash call receivable	--	49,947	(22,436)	--
Prepaids and deposits	(34,395)	--	--	(34,395)
Accounts payable	1,727,396	1,763,478	94,415	3,531,840
Accrued liabilities	1,915,322	--	(33,442)	1,915,322
	(11,193,071)	(8,267,169)	(1,679,352)	(19,253,288)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	28,720,675	4,922,640	34,993,586	74,952,165
Share issuance costs	(1,907,517)	(74,010)	(1,541,686)	(4,073,388)
Changes in financing liabilities:
Note payable (note 10a)	--	--	--	(2,000,000)
Accounts payable	--	(10,800)	10,800	61,078
Due to related companies	--	--	--	26,980
	26,813,158	4,837,830	33,462,700	68,966,835
Net increase (decrease) in cash and cash equivalents	15,771,880	(3,674,410)	31,617,790	48,134,858

Cash and cash equivalents, beginning of the year	32,362,978	36,037,388	4,419,598	--

Cash and cash equivalents, end of the year	48,134,858	32,362,978	36,037,388	48,134,858

Cash and cash equivalents
Current bank accounts	327,253	316,329	127,803	327,253
Term deposits	47,807,605	32,046,649	35,909,585	47,807,605
	48,134,858	32,362,978	36,037,388	48,134,858
Cash taxes paid during the year	26,050	17,775	15,500	65,513

The accompanying notes are an integral part of these Consolidated Financial Statements

FS 69

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

1.         Nature of Operations

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts (“PSCs”) with the Gujarat State Petroleum Corporation ("GSPC"), Oil India Limited ("OIL") among others, and the Government of India ("GOI") and the development thereof.  To date, the Company has not earned revenue from these operations and, in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 7 – Accounting and Reporting by Development-Stage Enterprises, is considered to be a development stage enterprise.  However, the recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale, the ability of the Company to obtain sufficient financing to fulfill its obligations under the PSCs in India and upon future profitable operations and upon finalizing agreements.  At December 31, 2007, Management of the Company believes the Company has sufficient capital resources which will meet all obligations and exploration commitments to December 31, 2008.

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

FS 70

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

FS 71

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

FS 72

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

FS 73

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

FS 74

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

FS 75

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

Phase III under the PSC for this exploration block expired on November 22, 2007.  GSPC as operator, on behalf of the consortium partners has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to November 22, 2008 to complete an additional work program of drilling five wells and to retain the area in the block covered by 3-D seismic.  GOI consent to this application has not yet been approved or received.  The consortium also agreed that it would provide a 35% bank guarantee of US$3.1 million and a 30% cash payment as agreed pre-estimated damages for the additional work program (the Company's share is US$773,000 and US$662,000 respectively).  The Company has accrued an amount of $662,000 as an estimate for its share of such agreed pre-estimated damages which is non-refundable and estimated to be 30% of the total cost required to complete the additional work program.

FS 76

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

FS 77

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

FS 78

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

FS 79

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

FS 80

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

e)          Net loss per share amounts
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

FS 81

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

FS 82

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

FS 83

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

FS 84

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

8.         Stock Options (continued)

	As Reported		Adjustment		As Restated
	Dec 31, 2005 US$		Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2004 US$	Dec 31, 2005 US$
Balance Sheets
Oil and gas interests	2,216,663		1,672,576	68,484	3,957,723
Additional paid-in capital	40,275,588		4,354,256	413,168	45,043,012
Deficit accumulated	(1,839,984)		(2,681,680)	(344,684)	(4,866,348)
Stockholders' equity	38,483,965		1,672,576	68,484	40,225,025

Statement of Stockholders' Equity
Additional paid-in capital	40,275,588		4,354,256	413,168	45,043,012
Accumulated deficit	(1,839,984)		(2,681,680)	(344,684)	(4,866,348)
Stockholders' equity	38,483,965		1,672,576	68,484	40,225,025

	As Reported		Adjustment		As Restated
	Year ended Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2005 US$	Year ended Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2005 US$	Year ended Dec 31, 2005 US$	Period of Inception, Aug 21, 2002 to Dec 31, 2005 US$
Statements of Operations
Consulting fees	265,446	673,332	2,681,680	3,026,364	2,947,126	3,699,696
Net loss and comprehensive loss	(480,980)	(1,839,984)	(2,681,680)	(3,026,364)	(3,162,660)	(4,866,348)
Net loss per share - basic and diluted	(0.01)		(0.05)		(0.06)

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
	Year ended Dec 31, 2007	Year ended Dec 31, 2006	Year ended Dec 31, 2005
		Restated note 8(c)	Restated note 8(c)
Fair value of stock options granted	$ US1.80	$ US1.52	$ US1.06
Risk-free interest rate	4.94%	4.13%	2.75%
Volatility	66%	70%	102%
Expected life	1.6 years	1.6 years	1.8 years
Dividend yield	0%	0%	0%
i)	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
ii)	Expected volatilities are based on historical volatility of the Company's stock and other factors.
iii)	The expected life of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behaviour and current trends.

FS 85

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

FS 86

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

FS 87

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

FS 88

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

During the year ended December 31, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group, resulting from the vesting in 2007 of portions of the exercise rights of options granted during the year ended December 31, 2006 as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	33,279	80,821	--	114,100
Consolidated Balance Sheets
Oil & gas interests	133,117	323,283	--	456,400
	166,396	404,104	--	570,500

FS 89

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

During the year ended December 31, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of the related party, resulting from the vesting in 2007 of portions of the exercise rights of options granted during the year ended December 31, 2006 as outlined and recorded below:

Consolidated Statement of Operations
Consulting fees	166,396	404,104	--	570,500

FS 90

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

FS 91

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

FS 92

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

	December 31, 2007 US$	December 31, 2006 US$
		Restated note 8(c)
Oil and gas interests
India	24,539,932	12,121,334
Egypt	2,447,061	--
Oman and Yemen	112,554	--
	27,099,547	12,121,334

FS 93

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

FS 94

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

FS 95

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2007

13.         Commitments, Contingencies and Guarantees (continued)

v)
Tarapur Block - Phase III under the PSC for this exploration block expired on November 22, 2007.  GSPC as operator, on behalf of the consortium partners has submitted an application for an extension beyond Phase III of the PSC for an additional twelve months to November 22, 2008 to complete an additional work program of drilling five wells under the GOI new extension policy at a cost to the Company of approximately US$2.2 million.  The consortium also agreed that it would provide a 35% bank guarantee and a 30% cash payment as agreed pre-estimated damages for the additional work program (The Company's share is US$773,000 and US$662,000 respectively).  The Company has accrued an amount of US$662,000 as an estimate for its share of such agreed pre-estimated damages which is non-refundable and estimated to be 30% of the total cost required to complete the additional work program.  GOI consent to this application has not yet been approved or received.

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

FS 96

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

FS 97

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

FS 98

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

FS 99

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

FS 100

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

FS 101

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

FS 102

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

FS 103

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

  FS 104

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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	January 16, 2009

/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer and Director	January 16, 2009

/s/ Brent J. Peters Brent J. Peters	Director	January 16, 2009

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	January 16, 2009

/s/ Michael J. Hudson Michael J. Hudson	Director	January 16, 2009

/s/ Dr. Avinash Chandra Dr. Avinash Chandra	Director	January 16, 2009