Form 10-K
period 2008-12-31
GEOGLOBAL RESOURCES INC.
filed 2009-03-27
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008;

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _________________________________.

Commission File No.:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 310, 605 – 1 Street SW, Calgary, Alberta, Canada T2P 3S9
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: +1 403-777-9250
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NYSE Amex (formerly AMEX)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
 [    ]  Yes                       [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
                                     [    ]  Yes                       [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [X]  Yes       [    ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer               [    ]                    Accelerated filer           [X]
Non-accelerated filer                 [    ]                    Smaller reporting company         [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [    ]  Yes                       [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $84,480,250.

The number of shares outstanding of the registrant’s common stock as of March 20, 2009 was 72,805,756.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1.                 Business

Glossary of Certain Defined Terms:
GSPC – means Gujarat State Petroleum Corporation Limited, a company organized under the laws of India.
PSC – means Production Sharing Contract.
NELP – means National Exploration Licensing Policy.

Our Oil and Gas Activities
GeoGlobal Resources Inc. is engaged, through our subsidiaries and ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves.  We initiated these activities in 2003.  At present, these activities are being undertaken in four geological basins offshore and onshore in locations where reserves of oil or natural gas are believed by our management to exist.  We and our joint participants have been granted exploration rights pursuant to PSCs we have entered into with the Government of India.  These areas include:

•	The Krishna Godavari Basin offshore and onshore in the State of Andhra Pradesh in eastern India;
•	The Cambay Basin onshore in the State of Gujarat in western India;
•	The Deccan Syneclise Basin onshore in the State of Maharashtra in west central India; and
•	The Rajasthan Basin onshore in the State of Rajasthan in north western India.

As of March 20, 2009, we have entered into PSCs with respect to ten exploration blocks as follows:

•
KG-OSN-2001/3 (KG Offshore Block) - This was our first agreement entered into in February 2003 under NELP-III, which grants exploration rights in an area offshore eastern India in the Krishna Godavari Basin in the State of Andhra Pradesh.  GSPC is the operator of this block and holds an 80% participating interest.  We have a 10% participating interest (net 5% carried interest) under this agreement and Jubilant Offshore Drilling Pvt. Ltd. holds a 10% participating interest.

•
CB-ONN-2002/2 (Mehsana Block) - We entered into this agreement in February 2004 under NELP-IV, which grants exploration rights in an area onshore in the Cambay Basin in the State of Gujarat in western India.  Jubilant Offshore Drilling Pvt. Ltd. is the operator of this block and we have a 10% participating interest under this agreement.

•
CB-ONN-2002/3 (Sanand/Miroli Block) - We entered into this agreement in February 2004 under NELP-IV, which grants exploration rights in an area onshore in the Cambay Basin in the State of Gujarat in western India.  GSPC is the operator of this block and we have a 10% participating interest under this agreement.

•
CB-ON/2 (Tarapur Block) - Pursuant to an agreement entered into in April 2005, we purchased from GSPC, a 20% participating interest in the agreement granting exploration rights granted under the pre NELP rounds to an onshore exploration block in the Cambay Basin in the State of Gujarat in western India.  Oil and Natural Gas Corporation Limited of India has the right to participate into the development of any commercial discovery on the Tarapur Block by acquiring a 30% participating interest as provided under the PSC.  GSPC is the operator of this block.

•
CB-ONN-2003/2 (Ankleshwar Block) - We entered into this agreement in September 2005 under NELP-V, which grants exploration rights in an area onshore in the Cambay Basin in the State of Gujarat south-east of our three existing Cambay blocks.  GSPC is the operator of this block and we have a 10% participating interest under this agreement.

•
DS-ONN-2003/1 (DS 03 Block) - We entered into this agreement in September 2005 under NELP-V, which grants exploration rights in an area onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India.  We are the operator of this block and have a 100% participating interest under this agreement.

•
KG-ONN-2004/1 (KG Onshore Block) - We entered into this agreement in March 2007 under NELP-VI, which grants exploration rights in an area onshore in the Krishna Godavari Basin in the State of Andhra Pradesh adjacent to our KG Offshore Block in eastern India.  Oil India Limited is the operator of this block and we have a 10% participating interest under this agreement with an option to increase our participating interest to 25%.

•
RJ-ONN-2004/2 (RJ Block 20) - We entered into this agreement in March 2007 under NELP-VI, which grants exploration rights in an area onshore in  north-west India in the Rajasthan Basin in the State of Rajasthan.  Oil India Limited is the operator of this block and we hold a 25% participating interest under this agreement.

•
RJ-ONN-2004/3 (RJ Block 21) - We entered into this agreement in March 2007 under NELP-VI, which grants exploration rights in an area onshore in  north-west India in the Rajasthan Basin in the State of Rajasthan.  Oil India Limited is the operator of this block and we hold a 25% participating interest under this agreement.

•
DS-ONN-2004/1 (DS 04 Block) - We entered into this agreement in March 2007 under NELP-VI, which grants exploration rights in an area onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India.  We are the operator of this block and have a 100% participating interest under this agreement.

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

All meterage of drilled wells referred to in this Annual Report are measured depths unless otherwise stated.

Unless the context should otherwise require, references to “we,” “us” and “our” in this annual report refer to GeoGlobal Resources Inc. and our wholly-owned consolidated subsidiaries.  When we refer to GeoGlobal Barbados, we are referring to GeoGlobal Resources (Barbados) Inc., our wholly-owned subsidiary incorporated under the Companies Act of Barbados that is the contracting party under our four PSCs covering four blocks in the Cambay Basin, our two PSCs covering two blocks in the Deccan Syneclise Basin, our two PSCs covering two blocks in the Rajasthan Basin and our one PSC covering the KG Onshore Block in the Krishna Godavari Basin.  When we refer to GeoGlobal India, we are referring to GeoGlobal Resources (India) Inc., our wholly-owned subsidiary continued under the Companies Act of Barbados that is the contracting party under our PSC covering one KG Offshore Block in the Krishna Godavari Basin.

Certain Terms of Our PSCs
General
Except for the size and location of the exploration blocks and the work programs to be conducted, the PSCs contain substantially similar terms.  Under the PSCs, the Government of India has granted to the parties the right to engage in oil and natural gas exploration activities on the exploration blocks for specified terms of years with each contract setting forth the exploration activities to be conducted over periods of years in two or three phases.

The contracts contain restrictions on the assignment of a participating interest, including a change in control of a party, without the consent of the Government of India, subject to certain exceptions which include, among others, a party encumbering its interest subject to certain limitations.

Each of the ventures is managed by a Management Committee representing the parties to the agreement, including the Government of India.  The contracts contain various other provisions, including, among others, obligations of the parties to maintain insurance, maintain the books and records, confidentiality, the protection of the environment, arbitration of disputes, matters relating to income taxes on the parties, royalty payments, and the valuation of hydrocarbons produced.  The Indian domestic market has the first call on natural gas produced.  The contracts are interpreted under the laws of India.

Relinquishment on our Blocks Prior to NELP-VI Blocks
Under each of these contracts, if the parties elect to continue into the second exploratory phase, the contracts provide that the parties retain up to 75% of the original contract area, including any developed areas and areas of discoveries of hydrocarbons, and relinquish the remainder.  Similarly, if the parties elect to continue into the third exploration phase, the contracts provide that the parties retain up to 50% of the original contract area, including any developed areas and areas of discovery of hydrocarbons, and relinquish the remainder.  At the end of the final exploration phase, only developed areas and areas of discoveries are to be retained.

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

Procedure for Allocation of Costs After a Discovery
These PSCs contain provisions relating to procedures to be followed once a discovery of hydrocarbons is determined to have been made within the exploration block and for the further development of that discovery.  Following the completion of a development plan for a discovery, the parties are to apply to the relevant government entity for a lease with respect to the area to be developed with an initial term of 20 years for the lease.  The Government of India and the other parties to the PSC are allocated, after deduction of the costs of exploration, development, and production to be recovered, percentages of any remaining production with the Government of India allocated between 20% to 40% of the production from the KG Offshore Block and Ankleshwar Block, 30% to 55% of the production from the Mehsana Block and Sanand/Miroli Block and 10% to 30% of the production from the DS 03 Block.  The newly awarded blocks under NELP-VI are allocated between 91% to 9% of the production from the KG Onshore Block, the RJ Block 20 and RJ Block 21 and between 85% to 15% for the DS 04 Block.  This percentage split is based upon pre-determined production levels with the balance of the production to be allocated to the other joint venture participants in proportion to their participating interests.

Bank Guarantees
The PSCs contain provisions whereby the joint venture participants must provide the Government of India a bank guarantee in the amount of 35% of the participant’s share of the Minimum Work Program for a particular Phase, to be undertaken during the year.  This work program to be undertaken is presented annually to the Management Committee for approval for the period April 1 through March 31.  The work programs for the year April 1, 2009 through March 31, 2010 and their related budgets have yet to be approved for our existing PSCs to which we are a party.  Accordingly, our estimates as to capital expenditures for these budgeted years as well as the year ending December 31, 2009 and beyond are subject to revision when the budgets are approved.

The map of India below shows the relative general locations of the exploration blocks that are the subject of our ten PSCs with the Government of India and does not indicate specific size of blocks or basins.

Rajasthan Basin Blocks
Cambay Basin Blocks
Rajasthan
Gujarat
Deccan Syneclise Basin Blocks
Maharashtra
Andhra Pradesh
Bay of Bengal
Arabian Sea
Krishna Godavari Basin Blocks

Our Krishna Godavari Basin Agreements
KG Offshore Block PSC
We, along with our joint venture partners GSPC and Jubilant Offshore Drilling Pvt. Ltd. are parties to a PSC dated February 4, 2003 which grants to the three parties the right to conduct exploratory drilling activities in the offshore waters of the Krishna Godavari Basin.  The PSC covers an area of approximately 1,850 square kilometers (457,145 acres) and was awarded under the third NELP round.  We have a net 5% carried interest in this exploration block.  Under the original terms, this PSC extended for a term of up to 6.5 years commencing on March 12, 2003 with three exploration phases.  During the three exploration phases, in order to meet the Minimum Work Program  the parties were to acquire, process and interpret 1,250 square kilometers of 3D seismic data, reprocess 2,298.4 line kilometers of 2D seismic data, and conduct bathymetric surveys, all of which have been completed.  In addition, we were to drill a total of twenty-two exploratory wells between 900 to 4,118 meters over the three exploration phases.

In June 2007, the Government of India issued two new policy guidelines.  Policy I covers the merging of the duration of the exploration phases I and II of PSCs granted under NELP-III and NELP-IV into a new phase to be called New Phase I and also to merge the Minimum Work Program of Phase II and III to be called New Phase II.  Policy II covers the substitution of additional meterage drilled in deeper wells against the total meterage commitment as part of the Minimum Work Program in the PSCs.

GSPC, on behalf of the contracting parties and with the approval of the Operating Committee under the PSC, notified the Directorate General of Hydrocarbons that it was exercising the option granted under Policy I of the new policies to: (1) request a merger of the duration of the exploration Phases I and II of the KG Offshore Block work program, now referred to as the New Phase I with the effect of establishing a new work program phase expiring March 11, 2008; and (2) to merge the Minimum Work Program of Phase II and Phase III into a new phase to be called New Phase II.  In addition, GSPC exercised the option under Policy II to substitute a total meterage drilled commitment in the new work program phase that would be irrespective of the number of wells drilled.  Under these new policies, any contractor who exercises this option would be required to relinquish 50% of the contract area at the end of the New Phase I.

GSPC as operator advised the Directorate General of Hydrocarbons on August 27, 2008, that with the completion of drilling the KG#31, KG#22 & KG BRU-1 wells that the consortium had achieved a total meterage drilled of 48,360 meters.  The total meterage required to be drilled under the original Minimum Work Program of three exploration phases (now divided into two New Phases) for twenty wells was 45,352 meters, and as such, the consortium has now completed the Minimum Work Program for all Phases on this block under the terms of the PSC as entered into.

On October 3, 2008, the Directorate General of Hydrocarbons noted the completion of the Minimum Work Program for the New Phase II and returned to GSPC their Bank Guarantee.

The PSC sets forth procedures whereby the operator can obtain the review of the Management Committee under the PSC as to whether a discovery on the exploration block should be declared a Commercial Discovery under the PSC.  GSPC, as operator on behalf of the consortium submitted to the Management Committee approval, the proposal for a Declaration of Commerciality on the KG#8 and KG#15 discoveries (referred to as the Deen Dayal West Structure) under the terms of the PSC.

On December 6, 2008, the Management Committee signed a resolution stating that pursuant to the PSC, they reviewed the proposal for Declaration of Commerciality of the Deen Dayal West Structure.  With this review by the Management Committee being complete, GSPC intends to submit, within one year, a development plan for the Deen Dayal West Structure to the Management Committee for approval.

Carried Interest Agreement
On August 27, 2002, we entered into a Carried Interest Agreement with GSPC, which grants us a 10% carried interest in the KG Offshore Block.  The Carried Interest Agreement provides that GSPC is responsible for our entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the Carried Interest Agreement, all of our and Roy Group (Mauritius) Inc.’s, a related party (see Participating Interest Agreement), proportionate share of capital costs for exploration and development activities will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the exploration block.  We are not entitled to any share of production until GSPC has recovered our share of the costs and expenses that were paid by GSPC on behalf of us and Roy Group (Mauritius) Ltd.

Our net 5% carried interest in the KG Offshore Block reflects our agreement to prospectively assign half of the original 10% interest under the PSC to Roy Group (Mauritius) Ltd. pursuant to a Participating Interest Agreement we entered into on March 27, 2003, which assignment is subject to Government of India consent.  Absent such consent, the assignment will not occur and we are to provide Roy Group (Mauritius) Ltd. with an economic benefit equivalent to the interest to be assigned.  At March 20, 2009, we have not obtained the consent of the Government of India to this assignment.

Carried Interest Agreement Dispute
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

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) (including the net 5% interest of Roy Group (Mauritius) Ltd.) plus interest.

Based on correspondence from GSPC dated November 28, 2008, GSPC is seeking a payment from us in the amount of approximately $78.7 million plus interest as of September 30, 2008, of which 50% is for the account of Roy Group (Mauritius) Ltd.  As a consequence of additional exploration expenditures for the fourth quarter of 2008, we estimate the amount to be approximately $87.0 million plus interest as of December 31, 2008.  GeoGlobal disputes this assertion of GSPC.

We have advised GSPC that, under the terms of the Carried Interest Agreement, the terms of which are also incorporated into the PSC and the Joint Operating Agreement dated August 7, 2003 between the parties, it has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the Carried Interest Agreement.  We further reminded GSPC that we have fulfilled over the past six years our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the Carried Interest Agreement.  In furtherance of our position, we have obtained the opinion of Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

GSPC, by letter dated August 27, 2008, has advised the Director General of Hydrocarbons that the Minimum Work Program for all phases under the PSC relating to the KG Offshore Block has been fulfilled.  GSPC has further advised the Director General of Hydrocarbons and us that it continues to pursue exploration activities on the block to be classified as either Joint Operations or Exclusive Operations under the terms of the PSC.  As such, GSPC has advised us by letter dated November 5, 2008 that we must elect whether we wish to participate in these future exploration activities over and above the Minimum Work Program on the KG Offshore Block, or alternatively, GSPC will conduct these drilling activities as Exclusive Operations as defined in the PSC.  Based upon this advice, GSPC intends to incur an additional $750.0 million during the twelve month period October 1, 2008 to September 30, 2009 of which $75.0 million would represent our proportionate share of such costs, of which 50% would be for the account of Roy Group (Mauritius) Ltd.

On November 13, 2008 in a letter to GSPC, we exercised our right to participate in the operations proposed as a Joint Operation.  Further, we exercised such right pursuant to and subject to our rights under the Carried Interest Agreement.

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Ltd.) of costs during the exploration phases prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such we are of the view that the proposed additional $75.0 million of the costs of drilling future exploration wells over and above the Minimum Work Program on the KG Offshore Block, as proposed by GSPC under the PSC, shall be subject to the Carried Interest Agreement and shall be carried by GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum it claims we owe or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution however no agreement has been reached as of the date of filing.

Participating Interest Agreement
On March 27, 2003, prior to our acquisition of the outstanding capital stock of GeoGlobal Resources (India) Inc., GeoGlobal Resources (India) Inc. entered into a Participating Interest Agreement with Roy Group (Mauritius) Inc., whereby it assigned and, as our wholly-owned subsidiary subsequent to its acquisition by us, currently holds in trust for Roy Group (Mauritius) Ltd. subject to Government of India consent, 50% of the benefits and obligations of the PSC covering the KG Offshore Block and the Carried Interest Agreement leaving us with a net 5% participating interest in the KG Offshore Block and a net 5% carried interest in the Carried Interest Agreement.  Under the terms of the Participating Interest Agreement, until the Government of India consent is obtained, we, through our sole ownership of the outstanding stock of GeoGlobal Resources (India) Inc., retain the exclusive right to deal with the other parties to the KG Offshore Block and the Carried Interest Agreement and are entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Ltd.  Roy Group (Mauritius) Ltd. has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by us in regard to Roy Group (Mauritius) Ltd.’s interest and to be liable to us for its share of all costs, interests, liabilities and obligations arising out of or relating to the Roy Group (Mauritius) Ltd. interest.  Roy Group (Mauritius) Ltd. has agreed to indemnify us against any and all costs, expenses, losses, damages or liabilities incurred by reason of Roy Group (Mauritius) Ltd.’s failure to pay the same.  Subject to obtaining Government of India consent to the assignment, Roy Group (Mauritius) Ltd. is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the KG Offshore Block.  We have a right of set-off against sums owing to us by Roy Group (Mauritius) Ltd.  In the event that the Government of India consent is delayed or denied, resulting in either Roy Group (Mauritius) Ltd. or us being denied an economic benefit either would have realized under the Participating Interest Agreement, the parties agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the Participating Interest Agreement.  As a consequence of this transaction we report our holdings under the KG Offshore Block and Carried Interest Agreement as a net 5% participating interest.  Inasmuch as the assignment of the 5% interest to Roy Group (Mauritius) Ltd. occurred prior to our acquisition of GeoGlobal Resources (India) Inc. and we were not a party to that assignment, we received no consideration from the assignment.

KG Onshore Block PSC
We, along with our joint venture partner Oil India Limited are parties to a PSC dated March 2, 2007.  The PSC covers an area of approximately 548 square kilometers (135,414 acres) onshore in the Krishna Godavari Basin, is located directly adjacent to and south-west of our KG Offshore Block and was awarded under NELP-VI.  The two exploration phases for this PSC extend for a term of up to 7.0 years commencing February 18, 2008.  The Phase I covers a period of 4.0 years of which the Minimum Work Program consists of reprocessing 564 line kilometers of 2D seismic, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 548 square kilometers of 3D seismic.  This Phase I Minimum Work Program further consists of the drilling of twelve exploration wells to various depths between 2,000 and 5,000 meters.  If the parties elect to enter Phase II which covers a period of 3.0 years, that phase has a Minimum Work Program to drill one exploration well to a depth of 4,600 meters.

We hold a 10% participating interest in this exploration block, while Oil India Limited, as operator, holds the remaining 90% participating interest.  On September 14, 2006, prior to submission of our NELP-VI bid, we entered into an agreement with Oil India Limited to increase our participating interest up to 25% in this exploration block, subject to the availability of sufficient net worth and Government of India consent.  All documentation required by us has been provided to Oil India Limited for their submission to the Government of India for final approval.  Final Government of India approval is currently pending.

Our Krishna Godavari Basin Exploration Activities
KG Offshore Activities
As at March 20, 2009, GSPC as operator completed the acquisition, processing and interpretation of a 1,598 square kilometer marine 3D seismic program.  Further, fifteen wells (fourteen exploration and one appraisal) have been drilled or are drilling on this block.

Of these fifteen wells; seven have been tested and are currently suspended; four wells were abandoned; and four wells are currently drilling.  Five wells (KG#8, KG#15, KG#16, KG#22 & KG#28) are discovery wells as reported by GSPC to the Director General of Hydrocarbons under the terms of the PSC.

During the year ended December 31, 2008 and through March 20, 2009, five wells were drilled or are currently being drilled.  Of these five wells; four exploratory wells are currently drilling (KG#19, KG#21, KG#32 and KG#33); and one exploratory well (KG#BRU1) was abandoned.

KG Onshore Activities
On February 18, 2008, the Government of Andhra Pradesh issued a Production Exploration Licence over 511 square kilometers (335 over non-forest area and 176 over forest area).  Oil India Limited’s request to the Government of Pondicherry for the granting of a Production Exploration Licence over the remaining 37 square kilometers lying in the district of Yanam is still pending.

Reprocessing of pre-existing 2D seismic data continued through the year, with a total of 902 line kilometers being reprocessed to date.  The remaining work commitments of a gravity magnetic and geochemical survey along with 550 square kilometers of a 3D seismic acquisition program are anticipated to commence in the fourth quarter of 2009.  This will be followed by the subsequent drilling of the first of a twelve well exploration program.  The first phase expires February 17, 2012.

2009 Financial Outlook
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2009 based on a 10% participating interest will be $1.8 million ($4.4 million based on a 25% participating interest).  These expenditures include completing 50% of the 3D acquisition program, processing and interpretation along with the required gravity and magnetic and geochemical surveys required under the Phase I Minimum Work Program in 2009.

Financial Commitments
We will be required to fund our proportionate share of the costs incurred in the KG Onshore exploration activities estimated to be approximately $10.7 million over the remaining three years of the first phase of the work commitment with respect to a 10% participating interest in the block and approximately $26.6 million with respect to a 25% participating interest in the block.  These expenditures entail performing the required surveys and studies for Phase I, the acquisition of the 3D seismic program and the interpretation and processing thereof and the drilling of twelve exploratory wells.  It is expected these costs will be incurred $1.8, $1.5 and $7.4 million over each of the years 2009, 2010 and 2011 respectively for a 10% participating interest and $4.4, $3.8 and $18.5 million for a 25% participating interest.

Further, on March 14, 2008, we supplied the Government of India a bank guarantee secured by a letter of credit in the same amount for $1.48 million with respect to our 10% participating interest.  Further on September 8, 2008 we supplied to Oil India Limited a bank guarantee to the Government of India in the amount of $2.22 million secured by a letter of credit in the same amount with respect to our increase in our participating interest to 25%.

Our Cambay Basin Agreements
Mehsana Block PSC
On February 6, 2004, we, along with our joint venture partners GSPC and Jubilant Offshore Drilling Pvt. Ltd., signed a PSC with respect to this onshore Mehsana Block.  This PSC covers an area of approximately 125 square kilometers (30,888 acres) and was awarded under NELP-IV.  We hold a 10% participating interest, GSPC holds a 60% participating interest, and Jubilant Offshore Drilling Pvt. Ltd., who is the operator, holds the remaining 30%.  The PSC provides that the exploration activities are to be conducted in three phases commencing May 21, 2004 with the first phase covering a period of 2.5 years, the second phase covering a period of 2.0 years and the last phase covering a period of 1.5 years, for a maximum total duration of 6.0 years for all three phases.

During the first exploration phase on this exploration block, the parties were to acquire 75 square kilometers of 3D seismic data, reprocess 650 line kilometers of 2D seismic data, conduct a geochemical survey and drill seven exploratory wells between 1,000 to 2,200 meters, all of which has been completed.

The consortium has elected not to move into Phase II on this block but rather have requested a six month extension to Phase I in order to complete a testing and stimulation program on existing wells in order to complete the appraisal of the block.  The consortium also relinquished 25% of the Mehsana Block as required pursuant to the terms of the PSC guidelines leaving an area of approximately 93 square kilometers of the original 125 square kilometers.

Jubilant Offshore Drilling Pvt. Ltd. submitted a request to Directorate General of Hydrocarbons on August 28, 2008 requesting an extension of six months to Phase I from the date of approval of such request in order to complete a testing and stimulation program on existing wells in conjunction with the appraisal of the CB-3A discovery.  Formal approval from the Government of India for this request is pending.

Sanand/Miroli Block PSC
On February 6, 2004, we, along with our joint venture partners GSPC, Jubilant Offshore Drilling Pvt. Ltd. and Prize Petroleum Company Limited signed a PSC with respect to this onshore Sanand/Miroli Block.  This PSC covers an area of approximately 285 square kilometers (70,425 acres) and was awarded under NELP-IV.  We hold a 10% participating interest, GSPC, who is the operator, holds a 55% participating interest, Jubilant Offshore Drilling Pvt. Ltd. holds a 20% participating interest with the remaining 15% held by Prize Petroleum Company Limited.  The PSC provides that the exploration activities are to be conducted in three phases commencing July 29, 2004 with the first phase covering a period of 2.5 years, the second phase covering a period of 2.0 years and the last phase covering a period of 1.5 years, for a maximum total duration of 6.0 years for all three phases.

During the first exploration phase on the Sanand/Miroli Block, the parties were to acquire 200 square kilometers of 3D seismic data, reprocess 1,000 line kilometers of 2D seismic data, conduct a geochemical survey and drill twelve exploratory wells between 1,500 to 3,000 meters, all of which has been completed.

During the second phase, the parties were to drill three exploratory wells to 2,000 metres, all of which has also been completed.

As Phase II ended on January 28, 2009, the consortium has elected to move into Phase III and as such, the parties are to drill two exploratory wells to 2,000 meters by July 28, 2010.  As at March 20, 2009 one of these exploratory wells, the M-8 well is currently drilling.

Tarapur Block Agreement
Pursuant to an agreement entered into with GSPC in April, 2005 and consented to by the Government of India on August 24, 2006, we purchased a 20% participating interest in the onshore Tarapur Block in the Cambay Basin which was awarded to GSPC in 2000 under a Pre NELP round.  GSPC as operator owns the remaining 80% participating interest.  Oil and Natural Gas Corporation Limited of India has the right under the PSC to participate in the development of any commercial discovery on the Tarapur Block by acquiring a 30% participating interest as provided under the PSC exercisable through the exploration period of the PSC which expired on November 22, 2007.

Oil and Natural Gas Corporation Limited exercised this right with respect to a western portion of the Block referred to as the Tarapur 1 Discovery Area.  The effect of acquiring this right is a reduction in the participating interests of GSPC and ourselves in the Tarapur 1 Discovery Area to 56% and 14% respectively.  As to the remaining areas of the Tarapur Block, based on current negotiations between GSPC and Oil and Natural Gas Corporation Limited, we expect that the latter will be granted a right to a 10% participation in all future wells drilled on the remaining areas of the Tarapur Block during extensions of the exploration period of the PSC that have been or are granted in exchange for surrendering its right to back in for a 30% participating interest in the development of future commercial discoveries.  This would result in the reduction of the participating interests of GSPC and ourselves on these remaining areas to 62% and 18% respectively.

After reflecting a prior relinquishment of 25% (approximately 405 square kilometers) of the exploration block back to the Government of India, as required by the terms of the PSC, the block includes approximately 1,213 square kilometers.  At the expiration of the exploration period of the PSC on November 22, 2007, GSPC, as operator, submitted an application for an extension of the PSC for an additional twelve months to November 22, 2008.  On December 29, 2008, the Government of India granted approval for the extension to November 22, 2008.  During this extension period, the consortium drilled an additional eleven exploratory wells.  As required as a condition to the grant of the extension, we accrued an amount of $0.66 million as an estimate for our share of pre-estimated damages which cash payment is non-refundable and estimated to be 30% of the total cost required to complete this additional work program.

GSPC, as operator, has, submitted a further application on February 19, 2009 for an additional extension of the exploration phase for eighteen months to May 22, 2010.  This additional extension was submitted to enable a further exploration program of drilling five exploratory wells and the acquisition of 330 square kilometers of 3D seismic in a section of the block to the east of the Tarapur 1 Discovery Area which, as is described below, we refer to as Tarapur East.  As a condition to the grant of this extension, the consortium partners must provide, if the extension is granted, a 35% bank guarantee and a 30% cash payment as agreed non-refundable pre-estimated damages based on the cost of the additional work program.  The total cost of the additional work program is estimated to be $18.3 million which would result in a bank guarantee of $6.4 million and a cash payment of $5.49 million.  Our 18% proportionate share of these costs is $1.15 and $0.99 million respectively.  Further, GSPC stated it would relinquish approximately 347 square kilometers, thereby leaving approximately 866 square kilometers.  This 866 square kilometer area includes retaining the 330 square kilometer Tarapur East area.  The approval for this additional extension is pending.

Ankleshwar Block PSC
On September 23, 2005, we, along with our joint venture participants GSPC, Jubilant Offshore Drilling Pvt. Ltd. and GAIL (India) Ltd. signed a PSC with respect to this onshore Ankleshwar Block.  This PSC covers an area of approximately 448 square kilometers (110,703 acres) and was awarded under NELP-V.  We hold a 10% participating interest, GSPC is the operator and holds a 50% participating interest, Jubilant Offshore Drilling Pvt. Ltd. holds a 20% participating interest and the remaining 20% is held by GAIL (India) Ltd.  The PSC provides that the exploration activities are to be conducted in three phases commencing April 1, 2006 with the first phase covering a period of 3.0 years, the second phase covering a period of 3.0 years and the last phase covering a period of 1.0 years, for a maximum total duration of 7.0 years for all three phases.

The Minimum Work Program to be completed by March 31, 2009 under Phase I is to acquire, process and interpret 448 square kilometers of 3D seismic and reprocess 650 line kilometers of 2D seismic, all of which has been met.  Further, fourteen exploratory wells are to be drilled between 1,500 to 2,500 meters, of which, only five have been drilled as of March 20, 2009.  On February 26, 2009, GSPC as operator applied for a six month extension to complete the exploratory drilling commitments under Phase I.  Government of India approval is pending.

If the parties elect to proceed, in the second phase we are to drill four exploratory wells, and in the third phase we are to drill six exploratory wells, all between 2,500 to 3,000 meters.

Our Cambay Basin Exploration Activities
GSPC contracted four onland drilling rigs for two years commencing January 2008 to be utilized to drill wells on the GSPC operated Tarapur, Sanand/Miroli and Ankleshwar Blocks.  Two rigs from John Energy Ltd. of Ahmedabad, India are 1,000 and 1,500 horsepower and two rigs from Dewanchand Ramsaran Industries (P) Ltd. of Mumbai, India are 1,000 and 2,000 horsepower.

Mehsana Block
As at March 20, 2009, Jubilant Offshore Drilling Pvt. Ltd. as operator has completed, processed and interpreted a 235 square kilometer onshore 3D seismic acquisition program, reprocessed 650 line kilometers of 2D seismic data and has completed a geochemical survey.  Further, eight wells (seven exploratory and one appraisal) have been drilled, which along with the seismic and survey work completed to date either meets or exceeds the Minimum Work Program for Phase I.

Of the eight wells drilled to date, three wells were drilled in 2008 and one well was drilled in 2009; one well (CB-3A) is a discovery well as reported by Jubilant Offshore Drilling Pvt. Ltd. to the Director General of Hydrocarbons under the terms of the PSC, five wells are awaiting further testing, two wells were abandoned; and one appraisal well (CB-3E), drilled in 2009 is awaiting testing.

2009 Financial Outlook
Estimated total capital expenditures on this block during the year 2009 based on our 10% participating interest will be approximately $0.4 million and will entail the drilling of one appraisal well (CB-3E) and further testing of the five existing wells.

Financial Commitments
All financial commitments in accordance with the PSC have been met for Phase I.

Sanand/Miroli Block
As at March 20, 2009, GSPC as operator has completed a 463 square kilometer onshore 3D seismic acquisition program, reprocessed 1,000 line kilometers of 2D seismic data and conducted a geochemical survey and analysis of 200 samples.  Further, eighteen wells (fifteen exploratory and three appraisal) have been drilled, of which twelve were drilled in 2008, which fulfills the Minimum Work Program for Phases I and II.  A further exploratory well (M-8), the first of a two well commitment for Phase III, is currently drilling.

Of these wells; fifteen wells have been tested and are currently suspended of which five wells (M-1, M-6, SE-2, SE-4 and SE-8) have been reported by GSPC to the Director General of Hydrocarbons as discovery wells under the terms of the PSC.  Of the four remaining wells, three have been abandoned and one (M-8) is currently drilling.

2009 Financial Outlook
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2009 based on our 10% participating interest will be $1.5 million.  These expenditures will entail the drilling of two exploratory wells to complete the Phase III Minimum Work Program and the drilling of five appraisal wells.

Financial Commitments
As at March 20, 2009 we have a commitment to complete the Phase III Minimum Work Program.  This would entail the drilling of two exploration wells, one of which is currently drilling.  Our 10% participating interest share of this commitment included in the 2009 budget above is $0.5 million.

Tarapur Block
As at March 20, 2009, GSPC, as operator, has acquired a total of 750 square kilometers of 3D seismic on the Tarapur Block.  Further, drilling activities on the block include thirty-three wells (twenty-three exploration wells, seven appraisal wells and three development wells) either drilled or being drilled which, along with the seismic acquired to date, exceeds the work commitment for all three phases of the PSC and the extension period.

Tarapur 1 Discovery Area
The Tarapur Block includes an approximately 9.7 square kilometer discovery area, referred to as the Tarapur 1 Discovery Area, in the western portion of the block.  An application has been submitted for the grant of a mineral lease for this 9.7 square kilometer area.  Within the discovery area, a field development plan has been filed covering an area of approximately 2.14 square kilometers and includes, through March 20, 2009, three discovery exploration wells and three development wells.  We believe the approval of this development plan is in progress and we expect production from these wells to commence during the second quarter of 2009.

Two additional field development plans are intended to be submitted with respect to discovery exploration wells located on the remaining portions of the 9.7 square kilometer Tarapur 1 Discovery Area.  The first of these additional development plans is intended to be submitted in the second quarter of 2009.

A gathering system and oil tank storage facilities are located on the Tarapur 1 Discovery Area and are expected to be available for production from wells on the discovery area once all necessary approvals are obtained.

As at March 20, 2009 a total of fifteen wells have been drilled in the Tarapur 1 Discovery Area, of which, three were drilled in 2008.  Of these fifteen wells, six are tied in to the oil tank storage facilities by way of a gathering system and are awaiting Government of India approval to commence production and nine are awaiting further testing and an approved field development plan before being tied into the existing facilities.

Other Areas of Tarapur Block
Exploration activities on the remaining areas of the Tarapur Block have been conducted in three areas of the block based on their relative location as follows.

•	Tarapur South
Five wells have been drilled in the Tarapur South area of which one was drilled in 2008.  All the wells are currently suspended awaiting further appraisal.  This area is located to the southeast of the Tarapur 1 Discovery Area.
•	Tarapur North
Seven wells were drilled in the Tarapur North area in 2008, bringing the total to thirteen.  Of these thirteen wells, nine have been suspended awaiting further evaluation, and four wells have been abandoned.  The consortium expects to drill two further appraisal wells in this area in 2009 to further evaluate the existing wells.  This area is located to the northeast of the Tarapur 1 Discovery Area.
•	Tarapur East
There are no wells drilled to date in the Tarapur East area.  The consortium has applied for an 18 month extension of the exploration phase to May 22, 2010 in order to acquire 330 square kilometers of 3D seismic and drill five exploration wells.  Approval for the extension is still pending.  This area is located to the east of the Tarapur 1 Discovery Area.

2009 Financial Outlook
We anticipate the estimated total capital expenditures which we will contribute to appraisal and development activities on this block during 2009 to be $4.0 million.  Our participating interest in the Tarapur 1 Discovery Area is 14% while our interest in the remainder of the block is 18%.  These expenditures will include the four appraisal and four development wells we expect to drill in the Tarapur 1 Discovery Area to be tied into the oil tank storage facilities.  The balance of the expenditures will be incurred on drilling two appraisal wells on each of Tarapur South and North areas to further appraise our wells in those areas.

If the consortium succeeds in having the additional eighteen month extension of the exploration phase for the Tarapur East area granted, we expect to incur additional capital expenditures of approximately $1.6 million for exploration activities during 2009.  This would include our 18% participating interest of a 330 square kilometers 3D seismic acquisition program and the 30% cash payment as agreed non-refundable pre-estimated damages based on the cost of the additional work program.

Financial Commitments
There are no financial commitments that we are required to meet as at March 20, 2009 that have not been fulfilled.

Ankleshwar Block
As at March 20, 2009, GSPC as operator has completed a 494 square kilometer 3D seismic acquisition program, reprocessed 1,000 line kilometers of 2D seismic and completed a geochemical survey and analysis of 520 samples.  Further, five exploration wells were drilled during 2008.

Of the five wells; four have been tested and are water bearing and currently suspended awaiting further evaluation; and one well (Ank-21) is currently testing.

2009 Financial Outlook
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2009 based on our 10% participating interest will be $2.8 million.  These budgeted expenditures will entail; drilling of the required nine exploratory wells to complete the Phase I work commitment; drilling of one appraisal well to further evaluate the Ank-21 well; and the drilling of one appraisal well to evaluate one of the exploratory wells that will be drilled in 2009.

Financial Commitments
As at March 20, 2009 we have a commitment to complete the Phase I Minimum Work Program.  This would entail drilling the balance of the fourteen well exploratory program, being nine wells at an estimated cost of $2.5 million per well.  Our 10% participating interest share of this commitment included in the 2009 budget above is $2.3 million.

Our Deccan Syneclise Basin Agreements
DS 03 Block PSC
On September 23, 2005, we signed a PSC with respect to this onshore DS 03 Block.  The PSC covers an area of approximately 3,155 square kilometers (779,618 acres) and was awarded under NELP-V.  We hold a 100% participating interest in this block and are the operator.  The PSC provides that the exploration activities are to be conducted in three phases commencing September 4, 2006 with the first phase covering a period of 3.0 years, the second phase covering a period of 2.0 years and the third phase covering a period of 2.0 years, for a maximum total duration of 7.0 years for all three phases.

The Minimum Work Program under the first phase is to complete a gravity magnetic and geochemical survey and acquire an aero magnetic survey of 12,000 line kilometers.  If we elect to proceed to the second phase, we are to acquire 500 line kilometers of 2D seismic and drill one exploration well.  Further, if we elect to proceed to the third phase, we are to acquire 250 square kilometers of 3D seismic and drill two exploratory wells.

DS 04 Block PSC
On March 2, 2007, we signed a PSC with respect to this onshore DS 04 Block.  The PSC covers an area of approximately 2,649 square kilometers (654,582 acres) and was awarded under NELP-VI.  We hold a 100% participating interest in this block and are the operator.  The PSC provides that the exploration activities are to be conducted in two phases commencing June 7, 2007 with the first phase covering a period of 5.0 years and the second phase covering a period of 3.0 years, for a maximum total duration of 8.0 years for both phases.

The Phase I Minimum Work Program consists of conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 325 line kilometers of 2D seismic.  We are further committed to drill ten core holes to a depth of approximately 500 meters.  If we elect to proceed to Phase II, the Minimum Work Program consists of a seismic acquisition program consisting of 500 line kilometers of 2D seismic and 200 square kilometers of 3D seismic and the drilling of one exploratory well to a depth of 2,000 meters.

Our Deccan Syneclise Basin Exploration Activities
DS 03 Block and DS 04 Block
As at March 20, 2009, we have completed the preliminary field work, mapping and geochemical surveys over both blocks and are currently in the process of completing a geological survey report.

2009 Financial Outlook
We anticipate the estimated total capital expenditures we will be required to contribute to the exploration activities on these blocks during 2009 based on our 100% participating interest will be $1.4 million.  These expenditures will include the completion of a 12,000 line kilometer aeromagnetic program or equivalent, completion of the gravity survey, and the acquisition of 100 line kilometers of 2D seismic.

Financial Commitments
We anticipate the estimated total capital expenditures we will be required to contribute to the exploration activities on these blocks during 2009 is $1.4 million as discussed above.  The balance of the Phase I commitments which include among others, drilling ten core holes is anticipated to be completed in 2010 at an estimated cost of $1.0 million.

Our Rajasthan Basin Agreements
RJ Block 20 PSC
On March 2, 2007, we, along with our joint venture partner, Oil India Limited, signed a PSC with respect to this onshore RJ Block 20.  The PSC covers an area of approximately 2,196 square kilometers (542,643 acres) and was awarded under NELP-VI.  We hold a 25% participating interest in this block with Oil India Limited as operator holding the remaining 75% participating interest.  The PSC provides that exploration activities are to be conducted in two phases commencing January 21, 2008 with the first phase covering a period of 4.0 years and the second phase covering a period of 3.0 years, for a total duration of 7.0 years for both phases.

The Phase I Minimum Work Program is to reprocess 463 line kilometers of 2D seismic; conduct a gravity, magnetic and geochemical survey; acquire, process and interpret 250 line kilometers of 2D seismic; acquire 700 square kilometers of 3D seismic; and drill a total of twelve exploratory wells between 2,000 and 2,500 meters.  The Phase II Minimum Work Program, if we elect to continue into Phase II, is to drill one well to 2,500 meters.

RJ Block 21 PSC
On March 2, 2007, we, along with our joint venture partner, Oil India Limited and Hindustan Petroleum Corporation Limited signed a PSC with respect to this onshore RJ Block 21.  The PSC covers an area of approximately 1,330 square kilometers (328,650 acres) and was awarded under NELP-VI.  We hold a 25% participating interest in this block, Oil India Limited as operator holds a 60% participating interest and Hindustan Petroleum Corporation Limited holds the remaining 15%.  The PSC provides that exploration activities are to be conducted in two phases commencing January 21, 2008 with the first phase covering a period of 4.0 years and the second phase covering a period of 3.0 years, for a total duration of 7.0 years for both phases.

The Phase I Minimum Work Program is to reprocess 463 line kilometers of 2D seismic; conduct a gravity, magnetic and geochemical survey; acquire, process and interpret 310 line kilometers of 2D seismic and 611 square kilometers of 3D seismic; and drill a total of eight exploratory wells between 2,000 and 2,500 meters.  The Phase II Minimum Work Program, if we elect to continue into Phase II, is to drill one well to 2,000 meters.

Our Rajasthan Basin Exploration Activities
On January 21, 2008, Oil India Limited as operator received notification that the production exploration license for both Rajasthan Blocks had been issued thereby enabling the Phase I work program commitments on these blocks to begin.

RJ Block 20
The consortium completed the acquisition of approximately 694 square kilometers of 3D seismic during the last half of 2008.  Oil India Limited as operator considers the 3D seismic acquisition program complete.  Processing and interpretation of this 3D seismic is currently being conducted and drilling locations will be identified based upon the results of the 3D seismic.  Two bids for the gravity and magnetic and geochemical survey have been received and are currently being evaluated.  A tender for the acquisition, processing and interpretation of the 2D seismic will be tendered upon operating committee approval.

2009 Financial Outlook
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2009 based on our 25% participating interest will be $1.4 million.  These expenditures include the 3D seismic processing and interpretation along with the gravity and magnetic and geochemical surveys required under the Phase I Minimum Work Program.

Financial Commitments
We will be required to fund our 25% proportionate share of the costs incurred in completing the Phase I Minimum Work Program.  We anticipate the total expenditures we will be required to fund for the current year to be approximately $1.4 million as outlined above in our 2009 Financial Outlook.  We expect $3.8 million to be expended in each of 2010 and 2011 to complete the Minimum Work Program of drilling twelve exploratory wells based on our 25% participating interest.

RJ Block 21
The consortium has completed the acquisition of approximately 611 square kilometers of 3D seismic, with 381 square kilometers being acquired in 2008 and the balance of 230 square kilometers in the first quarter of 2009.  As at March 20, 2009, Oil India Limited as operator considers the 3D seismic acquisition program complete.  Processing and interpretation of this 3D seismic is currently being conducted and drilling locations will be identified based upon the results of the 3D seismic.  Two bids for the gravity and magnetic and geochemical survey have been received and are currently being evaluated.  A tender for the acquisition, processing and interpretation of the 2D seismic will be tendered upon operating committee approval.

2009 Financial Outlook
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2009 based on our 25% participating interest will be $1.7 million.  These expenditures include the balance of the 3D acquisition in the first quarter, the processing and interpretation of this 3D seismic along with the gravity and magnetic and geochemical surveys required under the Phase I Minimum Work Program.

Financial Commitments
We will be required to fund our 25% proportionate share of the costs incurred in completing the Phase I Minimum Work Program.  We anticipate the total expenditures we will be required to fund for the current year to be approximately $1.7 million as outlined above in our 2009 Financial Outlook.  We expect $2.8 million and $2.2 million to be expended in each of 2010 and 2011, respectively to complete the Minimum Work Program of drilling eight exploratory wells based on our 25% participating interest.

Egyptian Activities
We entered into a Joint Bidding Agreement with GSPC, as operator (50%) and Alkor Petroo Limited of Hyderabad, India (20%) to bid on certain exploration blocks in the Arab Republic of Egypt.  The agreement provided that we were to have a 30% participating interest in any PSCs entered into.  These blocks include offshore exploration Block 6 (also referred to as N. Hap’y) and onshore exploration Block 8 (also referred to as South Diyur) in the Arab Republic of Egypt.  These blocks were awarded to the consortium subject to certain terms and conditions

On January 8, 2008, effective December 31, 2007, we entered into two agreements with GSPC.  An Assignment Agreement sets out the terms whereby we assigned to GSPC all our rights to receive a 30% participating interest in the two exploration blocks awarded by the Arab Republic of Egypt in exchange for an option (the Option Agreement) exercisable on or before June 15, 2008 to reacquire all or a portion of those rights.

The Option Agreement granting the Company the right to re-acquire a 30% interest in the Egypt blocks has expired and we determined the value of the Egyptian blocks to be impaired as at June 30, 2008 and therefore charged to the statement of operations, the full carrying value of the Egyptian properties.

 Our VN Exploration Blocks
On December 10, 2008 we announced that we were awarded a 100% participating interest in the VN-ONN-2005/1 and the VN-ONN-2005/2 exploration blocks under NELP-VII bidding.  We requested an extension for signing the Production Sharing Contracts from the Government of India which has subsequently been denied.  As such, we will not be entering into agreements with respect to these exploration blocks.

Anticipated 2009 Activities
We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the 10 exploration blocks that we hold an interest in, will continue through 2009 in accordance with the terms of those agreements.  During the year, based on the current estimates of expenditures, we anticipate drilling thirty-four wells which entail approximately three exploratory wells in the KG Offshore Block, one appraisal well in Mehsana, two exploratory and five appraisal wells in Sanand/Miroli, nine exploration and two appraisal wells in Ankleshwar and eight appraisal and four development wells in Tarapur.

In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the Government of India in the future.  As of March 20, 2009, we have no specific plans to join with others in bidding for any specific PSCs in India and elsewhere.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, as opportunities arise, we may seek to acquire minority participating interests in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

We may also during 2009, seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries, however, as of March 20, 2009, we have made no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.

Depending upon the scope of our activities during the years 2009 and 2010, we may require additional capital for the funding of our activities under the PSCs we are currently a party to as well as support for our bidding for other PSCs that may be awarded in India or elsewhere.  In addition, we may require additional funds for the possible acquisition of further minority participating interests in PSCs in drilling blocks heretofore awarded and that we may hereafter propose to enter into in India and possibly elsewhere.  We believe it can be expected that our interest in further or additional PSCs would be a participating interest.  As the holder of a participating interest in any such activities, it can be expected that we will be required to contribute capital to any such ventures in proportion to our percentage interest.

As of March 20, 2009, the scope of any possible such additional activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that may be required for these purposes.  As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard.  We expect that if we seek to raise additional capital it will be through the sale of equity securities, debt offerings or farm-out of participating interests.  As of March 20, 2009, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved or the terms of any other agreements.

We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the year ended December 31, 2009 for our present level of operations.

We do not expect to have any significant change in 2009 in our number of employees.

Our Oil and Gas Interests
We are engaged in the exploration for and development of oil and natural gas reserves.  At December 31, 2008, we have not produced any oil or natural gas and we do not claim any proved reserves of oil or natural gas.  We have not reported any proved reserves of oil or natural gas to any United States Federal authority.

We do not own any producing oil or natural gas wells as of December 31, 2008 and at that date we have not been granted any leases to properties under the terms of our PSCs.

As at December 31, 2008, we have participated through joint ventures in which we are a party in the commencement of drilling seventy-six wells.  Of these seventy-six wells, fifteen wells have been drilled in the Krishna Godavari Basin on the KG Offshore Block, while the remaining sixty-one wells have been drilled in the Cambay Basin with seven in the Mehsana Block; eighteen in the Sanand/Miroli Block; thirty-one in the Tarapur Block; and five in the Ankleshwar Block.

Of the seventy-six wells, thirteen wells have been abandoned; four in the KG Offshore Block; two in the Mehsana Block; three in the Sanand/Miroli Block; and four in the Tarapur Block.  These wells were abandoned because of the absence of economic quantities of hydrocarbons or because the well characteristics would make the production of hydrocarbons problematic and non-commercial.

A field development plan has been filed by GSPC with the Government of India and Director General of Hydrocarbons for a portion of the Tarapur block under the provisions of the PSC.  Government of India approval is pending.  While we have additional discoveries in the KG Offshore Block, the Mehsana Block and the Sanand/Miroli Block, field development plans have not yet been submitted on those blocks.

Development, Exploration and Acquisition Expenditures
The following table sets forth information regarding costs we incurred in our development, exploration and acquisition activities by basin block areas as at December 31, 2008 and December 31, 2007.

	December 31, 2008	December 31, 2007
	$ in millions	$ in millions

Development Costs	--	--
Exploration Costs
Krishna Godavari Basin Blocks	5.26	4.95
Cambay Basin Blocks	25.09	17.99
Deccan Syneclise Basin Blocks	0.72	0.43
Rajasthan Basin Blocks	4.08	0.16
Egypt	--	2.45
Yemen and Oman	--	0.12
Acquisition Costs	--	--
Capitalized Interest	--	--
Total	35.14	26.09

As at December 31, 2008, GSPC has incurred costs of approximately 87.0 million (December 31, 2007 - approximately $57.3 million) for exploration activities on the KG Offshore Block attributable to us under our Carried Interest Agreement with GSPC of which, 50% is for the account of Roy Group (Mauritius) Ltd.  We will not realize cash flow from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Ltd. under the Carried Interest Agreement have been recovered by GSPC from future production revenue.  Under the terms of the Carried Interest Agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.

We have been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to us under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on our behalf (including the net 5% participating interest of Roy Group (Mauritius) Ltd.) under the terms of the Carried Interest Agreement.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million).  We are disputing this matter with GSPC.  Based upon the most recent letter dated November 28, 2008 received from GSPC, GSPC is seeking payment in the amount of approximately $78.7 million on our behalf as of September 30, 2008.  Should GSPC be fully or partly successful in this matter, these expenditures would increase our oil and gas expenditures.

Acreage
Developed Acreage
At March 20, 2009, we hold no interests in acreage that may be deemed developed or acreage assignable to productive wells.  Productive wells are defined as producing wells and wells capable of production.

Contract Interests in Undeveloped Acreage
Under the terms of the ten PSCs to which we are a party, we have an interest in approximately 3,401,406 gross acres (1,768,681 net acres) as of December 31, 2008 after reflecting relinquishment of acreage as required under the PSCs.  Substantial work commitments must be performed pursuant to each of these PSCs before we have any leasehold, concession or other interest in such acreage and there can be no assurance that our exploration activities will result in leases being granted.  Failure to fulfill work commitments or the relinquishment of acreage upon the election to proceed to second and/or third phases of exploration phases, as applicable under the terms of our PSCs, would result in the loss of material amounts of this acreage pursuant to the relinquishment provisions of the PSC (see “Additional Terms of Our PSCs”).  No leases as to any of such acreage have been granted and there can be no assurance that we will be granted a leasehold or other interest in the acreage in the future.  Under the terms of the PSCs, following the completion of a development plan for a discovery, the parties are to apply for a lease from the relevant government authority for the area to be developed.  Leases are to have an initial term of twenty years.

All such acreage is located in India as follows. One square kilometer has been converted to approximately 247 acres.

	Contract Interest in Undeveloped Acreage
	Gross acres	Net acres
Krishna Godavari Basin Blocks
KG Offshore	457,145	(1) 22,857
KG Onshore	135,661	(2) 13,566
	592,806	36,423
Cambay Basin Blocks
Mehsana	22,981	(3) 2,298
Sanand/Miroli	53,128	(3) 5,313
Ankleshwar	110,703	11,070
Tarapur	299,245	(3) 59,705
	486,057	78,386
Deccan Syneclise Basin Blocks
DS 03	779,618	779,618
DS 04	654,582	654,582
	1,434,200	1,434,200
Rajasthan Basin Blocks
RJ Block 20	542,643	135,661
RJ Block 21	328,650	82,162
	871,293	217,823

Total	3,384,356	1,766,832

(1)	excludes acreage that is subject to the Participating Interest Agreement with Roy Group (Mauritius) Ltd.
(2)	based on a 10% participating interest
(3)	remaining acreage after relinquishment

Drilling Activity
The following table sets forth information as to the wells we completed drilling during the periods indicated, all of which are exploratory wells, which include wells drilled for appraisal or development purposes under the terms of the PSCs.  A gathering system and oil tank storage facilities exist within the Tarapur 1 Discovery Area, however, a field development plan has not yet received final approval, and therefore none of such wells should be deemed to be completed wells.  For the purposes of the table below, we have classified these wells as exploratory productive wells.  In the table below, “gross” refers to the total wells in which we have an interest and “net” refers to gross wells multiplied by our interest therein.

Year Ended December 31,
India	Prior Years		2006		2007		2008
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Development
Productive Non- productive	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Exploratory
Productive Non-productive	3.0 2.0	0.45 0.10	4.0 4.0	0.50 0.80	17.0 5.0	2.60 0.45	32.0 2.0	4.10 0.15

Hedging Activities
At December 31, 2008, we had not entered into any market risk sensitive instruments; as such term is defined in Item 305 of Regulation S-K, relating to our operations.

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

Our ability to market any production of crude oil and natural gas will be dependent upon the existence and availability of pipeline or other gathering system, storage facilities and an ability to transport the hydrocarbons to market.  Except for the Tarapur 1 Development Area where there exists a gathering system and oil tank storage facilities, there are yet to be constructed any facilities as mentioned above on our remaining blocks.

We are not a party to any agreements providing for the delivery of fixed quantities of hydrocarbons.

Competition
We experience competition from others in seeking to participate in joint ventures and other arrangements to participate in exploratory drilling ventures in India.  In addition, the ventures in which we participate experience competition from other ventures and persons in seeking from the Government of India and, possibly others, its agreement to grant and enter into PSCs.  Management of our company believes that competition in entering into such agreements with the Government of India is based on the extent and magnitude of exploratory activities that the applicants will propose to undertake on the exploration blocks under consideration as well as the applicants available capital and technical ability of the applicants to complete such activities.

Employees
The services of our President and Chief Executive Officer, Jean Paul Roy, are provided pursuant to the terms of a Technical Services Agreement we entered into with Roy Group (Barbados) Inc., a corporation wholly owned by Mr. Roy.  The services of Allan J. Kent, our Executive Vice President and Chief Financial Officer are provided through D.I. Investments Ltd., a corporation wholly owned by Mr. Kent.  As such, the services of Messrs. Roy and Kent are provided to us in their capacity as employees of Roy Group (Barbados) Inc. and D. I. Investments Ltd, respectively, and each devote substantially all of their time to our affairs.

In addition to Messrs. Roy and Kent, we employ eight consultants in Calgary, Alberta Canada and two consultants in Gandhinagar, Gujarat, India in various capacities.

As of December 31, 2008, we employed five full time persons in Calgary, Alberta, Canada and seven full time persons in Gandhinagar, Gujarat State, India.

Incorporation and Organization
On August 29, 2003, we acquired all of the issued and outstanding shares of GeoGlobal Resources (India) Inc., a corporation then wholly owned by Mr. Jean Paul Roy.  The completion of the acquisition resulted in the issuance and delivery by us of 34,000,000 common shares and delivery of our $2.0 million promissory note to Mr. Roy.  Of such shares, we issued and delivered 14.5 million shares at the closing of the acquisition and 14.5 million shares were released from escrow on August 27, 2004 upon the actual commencement of a drilling program.  The remaining 5.0 million shares continued to be held in escrow at December 31, 2008.  These 5.0 million shares held in escrow will be released only if a commercial discovery is declared on the KG Offshore Block.  If a commercial discovery is not declared, the shares will not be released from escrow, but will be surrendered back to us.  Common shares held during the term of the escrow retain their voting rights.  As a result of this transaction, Mr. Roy held as of the closing of the transaction approximately 69.3% of our issued and outstanding shares.  Mr. Roy was also elected our President and a Director on August 29, 2003.  This transaction is considered an acquisition of GeoGlobal Resources Inc. (the accounting subsidiary and legal parent) by GeoGlobal Resources (India) Inc. (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of GeoGlobal Resources Inc. by GeoGlobal Resources (India) Inc.  Accordingly, this transaction represents a recapitalization of GeoGlobal Resources (India) Inc., the legal subsidiary, effective August 29, 2003.

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
To date, we have not earned revenue from our operations and we are considered to be in the development stage of our operations.  We have incurred negative cash flows from our operations, and at this time all exploration activities and overhead expenses are financed by way of the issue and sale of equity securities and interest income on our cash balances.  The recoverability of the costs we have incurred to date is uncertain and is dependent upon achieving commercial production or sale.  Our prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $13.3 million, and used $3.1 million of cash flow in our operating activities and $20.3 million in our investing activities for the year ended December 31, 2008.  As at December 31, 2008 we had an accumulated deficit of $21.3 million.  These matters raise doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration programs and the existing cash balance and any cash flow from operating activities may not be sufficient to satisfy the current obligations and meet our exploration commitments.  We are considering various alternatives to remedy any future shortfall in capital.  We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  Because of the early stage of our operations, our absence of any oil and natural gas reserves and also as a result of the current global financial crisis and lack of liquidity in the banking system, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures which could lead to our inability to meet all of our commitments under all our PSCs.

Should the going concern assumption not be appropriate and we are is not able to realize our assets and settle our liabilities, commitments and contingencies, as more fully described in our consolidated financial statements in the normal course of operations, our consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.  Our consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $87.0 Million As Of December 31, 2008 On Account Of GSPC’s Exploration Costs On the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under all phases for the Minimum Work Program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) (including the net 5% interest of Roy Group (Mauritius) Inc.).

Based on the most recent amount provided by GSPC in a letter dated November 28, 2008, GSPC asserts that the amount payable is approximately $78.7 million as of September 30, 2008.  We estimate that the amount of GSPC’s claim as of December 31, 2008 to be approximately $87.0 million plus interest as of that date.  GeoGlobal disputes this assertion of GSPC.

We have advised GSPC that, under the terms of the Carried Interest Agreement, the terms of which are also incorporated into the PSC and the Joint Operating Agreement, it has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the Carried Interest Agreement.  We further reminded GSPC that we have fulfilled over the past six years our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the Carried Interest Agreement.  In furtherance of our position, we have obtained the opinion of prominent Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution however, no agreement has been reached as of March 20, 2009.

On November 5, 2008 GSPC advised us that the Minimum Work Program for all Exploration Phases of the KG Offshore Block had been completed as of September 30, 2008 and same has been noted by Directorate General of Hydrocarbons.  As such, GSPC advised us that it has elected to undertake an additional work program over and above the Minimum Work Program as its Exclusive Operations under the terms of the PSC.  GSPC estimates the cost of such exploratory drilling operations to be approximately $750.0 million over the period October 1, 2008 to September 30, 2009 of which $75.0 million would be on our behalf, including the 50% for the account of Roy Group (Mauritius) Inc., if we elect to be a joint participant in the additional work program.

On November 13, 2008 we advised GSPC that we exercised our right to participate in the drilling operations proposed in the November 5, 2008 GSPC letter as a Joint Operation under the terms of the PSC and Joint Operating Agreement.  Further, we advised GSPC, among other things, that our exercise was done pursuant to the terms of our Carried Interest Agreement with GSPC, and as such we would be carried for 100% of all of our share of any costs during the exploration phase prior to the start of initial commercial production and that the Carried Interest Agreement extends through the exploration period of the PSC.  As at March 20, 2009, this matter has not been resolved.

Because We Are In the Early Stage Of Developing Our Activities, There Are Considerable Risks That We Will Be Unsuccessful
We are in the early stage of developing our operations.  Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  At December 31, 2008, we have realized no revenues from our oil and natural gas exploration and development activities and do not claim any proved reserves of oil or natural gas.

Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSCs we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  As of March 20, 2009, there are no or limited facilities for the delivery and storage of hydrocarbons on the areas covered by our PSCs.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.

Our business plans also include seeking to enter into additional joint ventures or other arrangements to acquire interests in additional government created and granted hydrocarbon exploration opportunities, primarily located onshore or in the offshore waters of India and possibly elsewhere.  Opportunities to acquire interests in exploration opportunities will be dependent upon our ability to identify, negotiate and enter into joint ventures or other similar arrangements with respect to specific exploration opportunities and upon our ability to raise sufficient capital to fund our participation in those joint ventures or other exploration activities.  Our success will be dependent upon the success of the exploration activities of the ventures in which we acquire an interest and our ability to have adequate capital resources available at the times required.

Our Internal Control Over Financial Reporting Was Not Effective As Of December 31, 2008 And Continuing Weaknesses In Our Internal Controls And Procedures Could Have A Material Adverse Effect On Us
During our management’s assessment of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2008 we identified material weaknesses in those controls as identified in Item 9A. - Controls and Procedures.

As a result of management’s philosophy and operating style, we did not maintain an effective control environment.  We did not effectively communicate and emphasize controls and enforce corporate strategy and objectives, we did not define roles and responsibilities for employees and management; we did not effectively communicate and enforce policies and procedures for limiting authorization of significant transactions; we did not have a formal process to monitor the competencies and performance of consultants, employees and management to ensure that roles and responsibilities are properly evaluated on a timely basis; and, we did not have sufficient resources with appropriate knowledge in generally accepted accounting principles to allow for an independent review in complex areas of financial reporting.

This control deficiency, which is pervasive in nature, could contribute to a material misstatement in the financial statements not being prevented or detected on a timely basis.

We have limited accounting personnel with appropriate knowledge of generally accepted accounting principles.  Specifically, internal controls did not provide reasonable assurance that transactions related to the following areas were accounted for in accordance with generally accepted accounting principles:

•	Impairment Assessment Under Full Cost Method of Accounting for Petroleum and Natural Gas Properties
This resulted in a material adjustment to our 2008 annual financial statements prior to issuance.

•	Income Taxes
This did not result in an adjustment to our 2008 annual financial statements.

As a result of these material weaknesses, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2008, due to the conditions that led to the identification of the material weaknesses.  Prior to the filing of this report, we took certain steps to remediate these material weaknesses.  Although these actions are continuing, we anticipate that these actions when completed will remediate the material weaknesses we identified and strengthen our internal control over financial reporting.  However we cannot assure you that the finalized measures that we implement will effectively address such material weaknesses or that additional material weaknesses may not develop in the future.

Remedying the currently existing material weaknesses, as well as any additional significant deficiencies or material weaknesses that we or our independent auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources.  If we fail to timely remedy any current or additional material weaknesses or significant deficiencies that we or our auditors may identify or if we cannot produce reliable financial reports, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act all of which could result in a loss of investor confidence in the accuracy, timeliness and completeness of our financial reports. As a consequence, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be materially harmed.  In addition, we can give no assurance that our independent auditors will agree with our management’s assessment of the effectiveness of our internal control over financial reporting at that time.

Because Our Activities Have Only Recently Commenced And We Have No Operating History And Reserves Of Oil And Gas, We Anticipate Future Losses; There Is No Assurance Of Our Profitability

Our oil and natural gas operations have been only recently established and we have very limited operating history, have claimed no proven oil and gas reserves as at December 31, 2008 and limited assets upon which an evaluation of our business, our current business plans and our prospects can be based.  Our prospects must be considered in light of the risks, expenses and problems frequently encountered by all companies in their early stages of development and, in particular, those engaged in exploratory oil and gas activities.  Such risks include, without limitation:

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

We Expect to Have Substantial Requirements For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing and Additional Ventures Or Pursue Other Opportunities.  Our Available Capital is Limited

In order to participate under the terms of our PSCs as well as in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital.  Under the terms of our Carried Interest Agreement relating to the KG Offshore Block, after the start date of initial commercial production on the KG Offshore Block, and under the terms of the nine other PSCs we are parties to, we are required to bear our proportionate share of costs during the exploration phases of those agreements.  There can be no assurance that our currently available capital will be sufficient for these purposes or that any additional capital that is required will be available to us in the amounts and at the times required.  Such capital also may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities.  We intend to seek the additional capital to meet our requirements from equity and debt offerings of our securities.  Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.

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

As of December 31, 2008, we had cash and cash equivalents of approximately $25.4 million.  We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the year ended December 31, 2009 for our present level of operations on the ten exploration blocks in which we are currently a participant in.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our ten exploration blocks totals approximately $9.1 million during the year ended December 31, 2009.  We anticipate our expenditures on the KG Onshore Block to be $1.8 million based upon a 10% participating interest.  Upon receipt of approval from the Government of India for the increase to a 25% participating interest, these expenditures will increase to $4.4 million.  Any further PSCs we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.

Possible Inability Of Contracting Parties To Fulfill The Minimum Work Programs For Certain Of Our PSCs
Our PSCs relating to our exploration blocks in India provide that by the end of each phase of the exploration phases the contracting parties shall have drilled a certain number of wells or performed certain exploration activities.  From time to time phases of the exploration periods under the PSCs to which we are a party, including the PSC for the KG Offshore Block, have expired without the required minimum number of wells being drilled during the phase.  The PSCs have provisions for termination of the PSCs on account of various reasons specified therein including material breach of the contract.  This failure to timely complete the Minimum Work Program may be deemed to constitute such a breach.  Termination rights can be exercised after giving ninety days written notice.  The termination of a PSC by the Government of India would result in the loss of our interest in the PSC other than contract areas of the PSC determined to encompass Commercial Discoveries.

While we do not have reason to believe that the Government of India will exercise any rights under the PSCs to terminate the PSCs on account of these matters, we are unable to determine at this time the outcome of these failures to fulfill commitments, these actions could result is the termination of the PSC by the Government of India or the loss by the parties of some or all of the contract area under the PSC.

In the event a PSC is terminated by the Government of India, or in the event the Minimum Work Program is not fulfilled by the end of the relevant exploration phase, the PSC provides that each party to the PSC is to pay to the Government of India its participating interest share of an amount which is equal to the amount that would be required to complete the Minimum Work Program for that phase.

With respect to the KG Offshore Block, we are of the view that GSPC, under the terms of our Carried Interest Agreement, would be liable for our participating interest share of any amount required to complete the Minimum Work Program for a phase and any further costs during the Exploration Period prior to the start date of commercial production.

Our Failure To Timely File Certain Periodic Reports With The SEC Poses Significant Risks To Our Business, Each Of Which Could Materially And Adversely Affect Our Financial Condition And Results Of Operations
We did not timely file with the SEC our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.  Consequently, we were not compliant with the periodic reporting requirements under the Securities Exchange Act of 1934, as amended.  As a result of our failure to have timely filed our periodic reports with the SEC, we were in violation of our Listing Agreement with the American Stock Exchange which, had the delinquent reports not have been thereafter filed in accordance with a plan of compliance we filed with and was accepted by the AMEX, would have led to the suspension and ultimate removal of our securities from trading on the AMEX.  In addition, our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits.  Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.

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

As operator of the KG Offshore Block, GSPC is required to conduct the exploration and drilling operations on the block in accordance with generally accepted oil and gas industry standards, subject to the terms of a Joint Operating Agreement, and is entitled to make all decisions and take all actions necessary in fulfilling the Minimum Work Program commitments made in the PSC relating to the KG Offshore Block.  Through December 31, 2008, GSPC had expended approximately $87.0 million on our behalf under the terms of the Carried Interest Agreement of which 50% is for the account of Roy Group (Mauritius) Inc. and it is expected that those expenses will increase materially thereafter.  There can be no assurance as to when, if ever, GSPC will recover out of production our share of exploration costs and expenses.  Until such time, we will realize no revenues from our interest in the KG Offshore Block.  Accordingly, our ability to receive revenues from hydrocarbon production from the KG Offshore Block, notwithstanding our carried interest, is dependent upon the future production, if any, recovered from the KG Offshore Block and the price realized from the production, if any, being sufficient to enable GSPC to recover the costs and expenses it incurs on our behalf.

India’s Regulatory Regime May Increase Our Risks And Expenses In Doing Business
All phases of the oil and gas exploration, development and production activities in which we are participating are regulated in varying degrees by the Indian government, either directly or through one or more governmental entities.  The areas of government regulation include matters relating to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental protection and rig safety.  In addition, the award of a PSC is subject to Government of India consent and matters relating to the implementation and conduct of operations under the PSC are subject, under certain circumstances, to Government of India consent.  As a consequence, all future drilling and production programs and operations we undertake or are undertaken by the ventures in which we participate in India must be approved by the Indian government.  Shifts in political conditions in India could adversely affect our business in India and the ability to obtain requisite government approvals in a timely fashion or at all.  We, and our joint venture participants, must maintain satisfactory working relationships with the Indian government.  This regulatory environment and possible delays inherent in that environment may increase the risks associated with our exploration and production activities and increase our costs of doing business.

Our Control By Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of March 20, 2009, our Directors and executive officers and their respective affiliates in the aggregate, beneficially hold 32,802,100 shares or approximately 45.1% of our outstanding Common Stock.  As a result, these persons possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions.  These persons will retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions.  These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders.  Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our common stock.  Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

Our Reliance On A Limited Number Of Key Management Personnel Imposes Risks On Us That We Will Have Insufficient Management Personnel Available If The Services Of Any Of Them Are Unavailable
We are dependent upon the services of our President and Chief Executive Officer, Jean Paul Roy, and Executive Vice President and Chief Financial Officer, Allan J. Kent.  The loss of either of their services could have a material adverse effect upon us.  We currently do not have employment agreements with either of such persons or key man life insurance.  The services of Mr. Roy are provided pursuant to the terms of an agreement with a corporation wholly-owned by Mr. Roy.  We have no direct contractual agreement with Mr. Roy and, therefore, he is not directly obligated to provide services to us or refrain from engaging in other activities.  At present, Mr. Kent’s services are provided through an oral agreement with D. I. Investments Ltd., a corporation wholly-owned by Mr. Kent.  There is no written agreement between us and Mr. Kent which obligates him to refrain from engaging in other activities.

At present, our future is substantially dependent upon the geological and geophysical capabilities of Mr. Roy to locate oil and gas exploration opportunities for us and the ventures in which we are a participant.  His inability to do the foregoing could materially adversely affect our future activities.  We entered into a Technical Services Agreement with Roy Group (Barbados) Inc. dated August 29, 2003, a company owed 100% by Mr. Roy, to perform such geological and geophysical duties and exercise such powers related thereto as we may from time to time assign to it.  The initial term of this contract was for three years with a provision to continue for successive periods of one year.  Currently the term of the Technical Services Agreement, as amended, extends through December 31, 2009 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has giver written notice that the agreement will terminate at the end of the term.

Our Success Is Largely Dependent On The Success Of The Operators Of The Ventures In Which We Participate And Their Failure Or Inability To Properly Or Successfully Operate The Oil And Gas Exploration, Development And Production Activities On An Exploration Block, Could Materially Adversely Affect Us

At present, our only oil and gas interests are our contractual rights under the terms of the ten PSCs with the Government of India that we have entered into.  We are not and will not be the operator of any of the exploration, drilling and production activities conducted on our exploration blocks, with the exception of the DS 03 Block and the DS 04 Block in which we hold a 100% interest and are the operators.  Accordingly, the realization of success in these exploration blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.

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

Under the terms of our Carried Interest Agreement for the KG Offshore Block, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block prior to the start date of initial commercial production.  However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less.  Our proportionate share of these costs and expenses expected to be incurred over the 6.5 year term of the PSC for which our interest is carried was originally estimated to be approximately $22.0 million.  Additional drilling costs including the drilling to depths in excess of 5,000 meters, where higher down hole temperatures and pressures are encountered, versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, resulted in additional costs exceeding originally estimated expenditures.  We have been advised by GSPC that they have incurred costs of approximately $87.0 million on our behalf as of December 31, 2008 of which 50% is for the account of Roy Group (Mauritius) Inc.  We have been further advised that GSPC is expected to incur additional costs of approximately $58.0 million on our behalf (including the 5% participating interest of Roy Group (Mauritius) Inc.) under the terms of the Carried Interest Agreement over the period January 1, 2009 to September 30, 2009.  We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the Carried Interest Agreement or when, if ever, any commercial production will commence.  Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement between us and Roy Group (Mauritius) Inc.  We are not entitled to any share of production from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc. under the Carried Interest Agreement, have been recovered by GSPC from future production revenue.  Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Offshore Block.  As provided in the Carried Interest Agreement, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Offshore Block.

Certain Terms Of The PSCs May Create Additional Expenses And Risks That Could Adversely Affect Our Revenues And Profitability

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

Oil And Gas Prices Fluctuate Widely And Low Oil And Gas Prices Could Adversely Affect Our Financial Results
There is no assurance that there will be any market for oil or gas produced from the exploration blocks in which we hold an interest and the ability to deliver the production from any wells may be constrained by the absence of or limitations on collector systems and pipelines.  Future price fluctuations could have a major impact on the future revenues from any oil and gas produced on these exploration blocks and thereby our revenue, and materially affect the return from and the financial viability of any reserves that are claimed.  Historically, oil and gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.  A significant decrease in oil and gas prices could have a material adverse effect on our cash flow and profitability and would adversely affect our financial condition and the results of our operations.  Prices for oil and gas fluctuate in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

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

Estimating Reserves And Future Net Revenues Involves Uncertainties And Oil And Gas Price Declines May Lead To Impairment Of Oil And Gas Assets
We do not claim any proved reserves of oil or natural gas as at December 31, 2008.  Any reserve information that we may provide in the future will represent estimates based on reports prepared by independent petroleum engineers, as well as internally generated reports.  Petroleum engineering is not an exact science.  Information relating to proved oil and gas reserves is based upon engineering estimates derived after analysis of information we furnish or furnished by the operator of the property.  Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results.  Oil and gas prices, which fluctuate over time, may also affect proved reserve estimates.  For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially.  Actual production, revenues and expenditures with respect to reserves we may claim will likely vary from estimates, and such variances may be material.  Either inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves.  In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.

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
•
plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities and to realize revenues from the sales of those hydrocarbons,

•
our ability to maintain compliance with the terms and conditions of our PSCs, including the related work commitments, to obtain consents, waivers and extensions from the Director General of Hydrocarbons or Government of India as and when required, and our ability to fund those work commitments,

•	our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional PSCs with the Government of India and others,
•	our assumptions, plans and expectations regarding our future capital requirements,
•	our plans and intentions regarding our plans to raise additional capital,
•
the costs and expenses to be incurred in conducting exploration, well drilling, development and production activities, our estimates as to the anticipated annual costs of those activities and the adequacy of our capital to meet our requirements for our present and anticipated levels of activities are all forward-looking statements.

These statements appear, among other places, under the captions “Item 1. - Description of Business - Our Oil and Gas Activities,”  “Item 1A. - Risk Factors” and “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  If our plans fail to materialize, your investment will be in jeopardy.
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

•
We cannot assure you that we will be successful in joining any further ventures seeking to be granted PSCs by the Government of India or that we will be successful in acquiring interests in existing ventures.

•
We cannot assure you that we will obtain all required consents, waivers and extensions from the Director General of Hydrocarbons or Government of India as and when required to maintain compliance with our PSCs , that we may not be adversely affected by any delays we may experience in receiving those consents, waivers and extensions, that we may not incur liabilities under the PSCs for our failure to maintain compliance with and timely complete the related work programs, or that GSPC may not be successful in its efforts to obtain payment from us on account of exploration costs it has expended on the KG Offshore Block for which it asserts we are liable or otherwise seek to hold us in breach of that PSC or commence arbitration proceedings against us.

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

Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military or terrorist activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption “Risk Factors” herein.  They are also described in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

Item 1B.             Unresolved Staff Comments

As of December 31, 2008, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

Item 2.                Properties

Our corporate head office is located at Suite #310, 605 – 1 Street SW, Calgary, Alberta, T2P 3S9 Canada.  These premises are leased for a term of two years ending April 30, 2009 at an annual rental of approximately $100,000 for base rent and operating costs.  We are currently in the midst of renewing this lease for a further term.  These premises include approximately 3,888 square feet which we consider adequate for our present activities.

Our India operations office is located at Office No. 304 & 305, Third floor, IT Tower – 2 Infocity, Gandhinagar, India.  We purchased these premises which are part of an office condominium complex.  The premises include approximately 11,203 square feet which we consider adequate for our activities.  The annual operating and maintenance cost of these premises is approximately $11,000.

Our interests in oil and gas properties are described under “Item 1. - Description of Business”.

Item 3.                Legal Proceedings

There are no legal proceedings pending against us.

Item 4.                Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2008 to a vote of our securityholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is quoted on the NYSE Amex (formerly the American Stock Exchange) under the symbol GGR.  The following table sets forth the quarterly high and low sales price for the period January 1, 2007 through March 20, 2009.

Year	Calendar Quarter	High ($)	Low ($)
2007	First Quarter	8.10	5.27
	Second Quarter	6.64	4.62
	Third Quarter	5.14	2.70
	Fourth Quarter	5.05	2.29
2008	First Quarter	5.09	2.60
	Second Quarter	3.45	2.01
	Third Quarter	4.29	1.76
	Fourth Quarter	2.50	0.95
2009	First Quarter (up to March 20, 2009)	1.67	0.56

Prior to September 15, 2008, our shares of Common Stock were listed on the American Stock Exchange.  In January 2008, the New York Stock Exchange Euronext, the parent company of the New York Stock Exchange entered into an agreement to acquire the American Stock Exchange.  The New York Stock Exchange completed such acquisition in October 2008 and continues to operate the American Stock Exchange as a separate stock exchange, primarily for smaller capitalization companies.  Subsequent to this acquisition by the New York Stock Exchange, the American Stock Exchange was known as the New York Stock Exchange Alternext US LLC and as of March 18, 2009 became known as the New York Stock Exchange Amex (NYSE Amex).

On March 20, 2009, the closing sales price for our Common Stock, as reported on the

NYSE Amex was $1.13.

Holders
As of March 20, 2009, we had approximately 100 shareholders of record.  This does not include the number of shareholders of our Common Stock held beneficially in street form.

Dividends
We did not pay any dividends on our Common Stock during the years ended December 31, 2008 and 2007 and we do not intend to pay any dividends on our Common Stock for the foreseeable future.  Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant.

Performance Graph
The following graph compares the performance of our Common Stock over the preceding five-year period.  The following graph is presented as required by SEC rules.  The comparison (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2003 in each of the shares of GeoGlobal Resources Inc., Teton Energy Corporation, Abraxas Petroleum Corporation and the S&P 500 Index.  It includes the reinvestment of any dividends, although we have never paid any cash dividends.

(1)
TEC or Teton Energy Corporation is an NYSE Amex listed company engaged in oil and gas exploration and production in the Rocky Mountain area of the United States.  This Company falls under the same SIC code of “Drilling of Oil and Gas Wells” as GeoGlobal.  Similar to our company, it has a market capitalization of less than $200.0 million and revenues of less than $100.0 million.  We deem it to be comparative to our company for these purposes.

(2)
ABP or Abraxas Petroleum Corporation is a NASDAQ listed company with operations principally in Texas and the Rocky Mountains and is engaged in exploration, development and production of natural gas and crude oil in Texas and Wyoming.  Although this company has production and reserves, it has a market capitalization of less than $200.0 million and revenues of less than $100.0 million.  Therefore, we also deem it to be comparative to our company for these purposes.

The Performance Graph is not deemed to be “soliciting material” or filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or incorporated by reference in any documents so filed.

Comparison of Cumulative Total Return
The following table sets forth the dollar amounts used in the above comparison

		2003	2004	2005	2006	2007	2008
GeoGlobal	GGR	100.00	64.13	844.35	519.04	327.29	105.79
S&P 500 Index	$INX	100.00	108.95	112.22	127.50	132.00	81.20
Teton Energy Corporation	TEC	100.00	30.52	118.47	100.19	98.39	19.67
Abraxas Petroleum Corp.	AXAS	100.00	185.60	422.40	247.20	308.80	57.60

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the quarter ended December 31, 2008.  All sales of unregistered securities prior to October 1, 2008 during the fiscal year ended December 31, 2008 were previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No purchases of shares of our Common Stock were made by us or on our behalf or by any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2008.

Item 6.                 Selected Financial Data

Set forth below is certain financial information for each of the five years ended December 31, 2008, 2007, 2006, 2005 and 2004 taken from our audited financial statements for those years.

	December 31,
	2008	2007	2006	2005	2004

Interest Income	1,148,479	2,165,920	1,751,550	462,174	31,591
Asset Impairment	10,098,015	--	--	--	--
Net loss and comprehensive loss	13,313,915	1,543,110	1,548,803	3,162,660	1,171,498
Net loss per share – basic and diluted	0.20	0.04	0.03	0.06	0.03
Current assets	25,904,515	48,406,887	32,597,031	36,232,088	4,628,346
Property and equipment	35,160,814	27,256,945	12,121,334	3,957,723	707,023
Total assets	71,865,329	80,219,312	48,492,561	40,672,122	5,685,218
Current liabilities	9,211,020	6,329,980	1,955,195	447,097	103,689
Total liabilities	9,844,618	6,648,902	1,955,195	447,097	103,689
Stockholders’ equity	62,020,711	73,570,410	46,537,366	40,225,025	5,581,529
Cash dividends	-0-	-0-	-0-	- 0 -	- 0 -

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis of our financial condition and results of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the related Notes appearing elsewhere in this Annual Report.  This Annual Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements.  Factors that may cause or contribute to such differences include those discussed in Item 1A. - Risk Factors as well as those discussed elsewhere in this Annual Report.

Our Business Activities
We are engaged, through subsidiaries and joint ventures in which we are a participant, in the exploration for and development of oil and gas reserves.  We initiated these activities in 2003.  Through December 31, 2008, our activities have been undertaken in locations where we and our joint venture participants have been granted exploration rights pursuant to PSCs entered into with the Government of India.  We have entered into ten PSCs.  Each PSC relates to a separate drilling block onshore or offshore India and each provides for multi-year and multi-phase exploration and drilling activities.  Exploration and development activities pursuant to the terms of these agreements are expected to continue throughout 2008.

At December 31, 2008, we have not reported any proved reserves of oil or natural gas.

Statements of Operations
Oil and Gas Operations
Our oil and gas exploration activities commenced at August 21, 2002.  We have not since our inception earned any revenues from these operations.

Years ended December 31, 2008 and 2007
During the year ended December 31, 2008, we had expenses of $14.36 million compared with expenses of $3.73 million during the year ended December 31, 2007.  This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities and additions to the office infrastructure combined with an asset impairment of $10.10 million.

Our general and administrative expenses increased to $2.34 from $2.28 million.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, bank guarantee fees, NYSE Amex listing and filing fees and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  These stock-based compensation costs decreased to $0.67 from $1.17 million for the same period in 2007.  The majority of the increase in the general and administrative expenses, which is offset by the decrease in stock-based compensation costs, is a result of an increase in bank guarantee fees of $0.11 million, listing fees related to the new stock option plan of $0.05 million, and salaries and benefits of $0.24 million due to increase in staff levels over the prior year.

Our consulting fees increased to $0.74 million during the year ended December 31, 2008 from $0.36 million in the prior year.  This change is mostly attributable to the decrease in recovery of compensation costs for stock-based compensation with non-employee consultants for the year ended December 31, 2008 being a recovery of $0.05 million versus a recovery of $0.26 million for the year ended December 31, 2007.  A portion of this increase is a result of the accounting for the consulting fees paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy, who is employed as a consultant to us, whereby we expensed $0.18 million during the year ended December 31, 2008 versus $0.07 million during the year ended December 31, 2007.  The balance of the increase is a result of other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.

Professional fees increased to $1.09 million during the year ended December 31, 2008 from $1.04 million during the year ended December 31, 2007.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  Legal fees increased approximately $0.14 million in 2008 as compared to the prior year as a result of engaging a lawyer to assist in the negotiations of a settlement with respect to the Carried Interest Agreement dispute.  This was partially offset by a decrease in audit and audit related fees in the same amount in 2008 versus the prior year.

During the year 2008, we incurred an asset impairment expense of $10.10 million versus $nil during the year ended December 31, 2007.  Of this amount, $3.77 million is a result of our decision not to exercise our option on the two exploration blocks in the Arab Republic of Egypt and cease our exploration activities in Oman and Yemen.  The balance of $6.33 million is a result of assessing our Indian properties on an individual basis considering various factors, including land relinquishment and absence of proved reserves among others.  If the result of this assessment indicates impairment, then the related costs incurred are charged to the statement of operations.

Interest income decreased to $1.15 million for the year ended December 31, 2008 as compared to $2.17 million for the same period in 2007.  This decrease is directly related to the decrease in US prime interest rate in 2008 as compared to 2007 as well a decrease in our invested cash balances.

Reflecting the increase in our general and administrative expenses, professional fees and consulting fees due to the increase in our overall oil and gas exploration activities combined with a decrease in interest income and an asset impairment, our net loss amounted to $13.31 million for the year ended December 31, 2008 as compared to a net loss of $1.54 million for the same period in 2007.

We capitalized overhead costs directly related to our exploration activities in India.  During the year ended December 31, 2008, these capitalized overhead costs were $1.08 million as compared to $2.22 million during the year ended December 31, 2007.  The difference of $1.47 million is mostly attributable to a decrease in the capitalized portion of the stock-based compensation for our non-employee consultants directly related in our oil and gas exploration activities for the year ended December 31, 2008 to $0.48 versus $0.85 million for the same period in 2007.

Years ended December 31, 2007 and 2006
During the year ended December 31, 2007, we had expenses of $3.73 million compared with expenses of $3.30 million during the year ended December 31, 2006.  This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities and additions to the office infrastructure.

Our general and administrative expenses increased to $2.28 from $1.89 million.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, American Stock Exchange listing and filing fees and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods.  These stock-based compensation costs increased to $1.17 from $1.05 million for the same period in 2006.  The majority of the increase in the general and administrative expenses is a result of compensation costs of $0.24 million related to the September 6, 2007 extension of the expiry date of the 2005 Compensation Options and the related 2005 Compensation Option Warrants issued in a private sale of our securities in 2005 from September 9, 2007 to June 20, 2009 which were not incurred in the same period in 2006.  The balance of the increase is due to the addition of an extra staff member in the Calgary office offset by the decrease in stock-based compensation costs.

Our consulting fees decreased to $0.36 million during the year ended December 31, 2007 from $1.10 million in the prior year.  This change is mostly attributable to the decrease in compensation costs for stock-based compensation with non-employee consultants for the year ended December 31, 2007 being a recovery of $0.26 million versus an expense of $0.54 million for the year ended December 31, 2006.  These consulting fees include $0.07 million (2006 - $0.07 million) paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy, and other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.

Professional fees increased to $1.04 million during the year ended December 31, 2007 from $0.25 million during the year ended December 31, 2006.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  Legal fees increased from approximately $0.14 million in 2006 to about $0.32 million in 2007.  In addition, costs associated with initiating the modeling, testing and documenting internal controls as required by Section 404 of the Sarbanes Oxley Act were incurred during the year along with the work required to restate our financial statements for the years ending December 31, 2006, 2005, 2004 and 2003.  This resulted in an increase from $0.11 million for the year ending December 31, 2006, to $0.72 million in the fees paid to our auditors and accountants for additional work incurred during the year ending December 2007 as compared to 2006.

Interest income increased to $2.17 million for the year ended December 31, 2007 as compared to $1.75 million for the same period in 2006.  This improvement is directly related to a small increase in US prime interest rate in 2007 as compared to 2006 as well an increase in our invested cash balances resulting from our private sale of securities in June, 2007.

Reflecting the increase in our general and administrative expenses and professional fees due to the increase in our overall oil and gas exploration activities, as offset by the increase in interest income and a decrease in our consulting fees, our net loss amounted to $1.54 million for the year ended December 31, 2007 as compared to a net loss of $1.55 million for the same period in 2006.

On September 6, 2007, our Board of Directors adopted a resolution extending the expiration date of our outstanding 2005 Stock Purchase Warrants from September 9, 2007 to June 20, 2009.  Accordingly, we recorded a charge to the deficit of $1.32 million during the year ended December 31, 2007 for the incremental difference in the fair value of the 2005 Stock Purchase Warrants immediately prior to and after the modification as compared to nil for the year ended December 31, 2006 when there was no such extension or charge recorded.  This resulted in a net loss and comprehensive loss applicable to common stockholders of $2.86 compared to $1.55 million during the year ended December 31, 2006.  The impact of this warrant modification resulted in our earnings per share loss to decrease by a further $0.02 per share for a total loss of $0.04 per share.

We capitalized overhead costs directly related to our exploration activities in India.  During the year ended December 31, 2007, these capitalized overhead costs were $2.22 compared to $2.79 million during the year ended December 31, 2006.  The difference of $0.57 million is mostly attributable to a decrease in the capitalized portion of the stock-based compensation for our non-employee consultants directly related in our oil and gas exploration activities for the year ended December 31, 2007 to $0.85 versus $1.42 million for the same period in 2006.

Liquidity
Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our financial statements as at and for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations.  These matters raise doubt about our ability to continue as a going concern.

At December 31, 2008, our cash and cash equivalents were $25.43 million (December 31, 2007 - $48.13 million). The majority of this balance is being held in US funds, of which $25.08 million is held in term deposits earning interest based on the US prime rate.  In addition to our cash balances will earn interest on our term deposits which will contribute towards covering a portion of our administrative costs and overhead throughout 2009. We have working capital of approximately $16.8 million which is available for the Company's future operations.  In addition, we have $10.8 million in restricted deposits pledged as security against the minimum work program which will be released upon completion of the minimum work program.

We expect to incur expenditures to further our exploration programs and our existing cash balance and any cash flow from operating activities may not be sufficient to satisfy our current obligations and meet our exploration commitments of $30.6 million over the next three years.

We are considering various alternatives with respect to raising additional capital to remedy any future shortfall in capital but to date have made no specific plans or arrangements. We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures. Because of the early stage of our operations, our absence of any oil and natural gas reserves and also as a result of the current global financial crisis and lack of liquidity in the banking system, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures.  We believe that our available cash resources will be sufficient to maintain our current level of activities through the next fiscal year.

Should the going concern assumption not be appropriate and we are is not able to realize our assets and settle our liabilities, commitments and contingencies, as more fully described in our consolidated financial statements in the normal course of operations, our consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.  Our consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

We believe at this time that the outcome of the GSPC Carried Interest dispute will not have a material effect on our liquidity.

Years ended December 31, 2008 and 2007
During the year ended December 31, 2008, our overall position in cash and cash equivalents decreased by $22.70 million, as compared to a net increase in the comparable period of 2007 of $15.77 million.  These cash movements can be attributed to the following activities:

Our net cash used in operating activities during the year ended December 31, 2008 was $3.10 million as compared to provided by operating activities of $0.15 million for the year ended December 31, 2007.  This decrease is attributable to an increase of approximately $0.50 million in our general and administrative expenses, consulting and professional fees due to increased oil and gas exploration activities, combined with a significant decrease of approximately $1.0 million in our interest income for the year ended December 31, 2008 as compared to 2007.

Cash used in investing activities during the year ended December 31, 2008 was $20.26 compared to $11.19 million during the year ended December 31, 2007.  Funds of $16.07 million were used for exploration activities and $0.05 million for the acquisition of property and equipment in 2008 as compared to $12.80 and $1.04 million, respectively in 2007.  This increase is consistent with our increased exploration costs in the Cambay and Rajasthan basins.  In addition, the increased investing activity in the year ended December 31, 2008 was an increase in the requirement to supply bank guarantees, such that in the year ended December 31, 2008 outlays were increased by $7.41 million versus outlays for such instruments of only $0.96 million for the year ended December 31, 2007.  These bank guarantees have been provided and serve as guarantees for the performance of our Minimum Work Programs and are in the form of irrevocable letters of credit which are secured by our term deposits in the same amount.

Cash provided by financing activities for the year ended December 31, 2008 was $0.66 million as compared to cash provided by financing activities of $26.81 million during the year ended December 31, 2007.  During the year ended December 31, 2008, we issued 600,000 shares on the exercise of options for gross proceeds of $0.66 million as compared to $0.32 million on the issuance of 317,500 shares of common stock on the exercise of options in the prior year.  There were no private placement sales of our securities during 2008 as compared to 2007, whereby we completed the sale of 5,680,000 Units of our securities at $5.00 per Unit for aggregate cash gross proceeds of $28.40 million less share issuance costs of $1.91 million relating to the financing.

Years ended December 31, 2007 and 2006
During the year ended December 31, 2007, our overall position in cash and cash equivalents increased by $15.77 million, as compared to a net decrease in the comparable period of 2006 of $3.67 million.  These cash movements can be attributed to the following activities:

Our net cash provided by operating activities during the year ended December 31, 2007 was $0.15 million as compared to used in operating activities of $0.24 million for the year ended December 31, 2006.

Cash used in investing activities during the year ended December 31, 2007 was $11.19 compared to $8.27 million during the year ended December 31, 2006.  Funds of $12.80 million were used for exploration activities and $1.04 million for the acquisition of property and equipment in 2007 as compared to $6.74 and $0.14 million in 2006.  This increase is consistent with our increased drilling costs in the Cambay area as well as exploration costs incurred in bidding and evaluating new exploration blocks in the Arab Republic of Egypt.  In addition, we incurred fixed asset expenditures, mainly for an office condominium in Gandhinagar, India plus improvements which were completed during the third quarter at a total cost of approximately $0.94 million.

Offsetting the increased investing activity in the year ended December 31, 2007 was a reduction in the requirement to supply bank guarantees, such that in the year ended December 31, 2007 outlays were reduced to $.96 million versus outlays for such instruments of $3.20 for the year ended December 31, 2006.  These bank guarantees have been provided and serve as guarantees for the performance of our Minimum Work Program, and are in the form of irrevocable letters of credit which are secured by our term deposits in the same amount.  These investing outlays were also offset by a combined increase in accounts payable, accrued liabilities and prepaids and deposits of $3.61 million in the year ended December 31, 2007 as compared to a combined net increase in accounts payable, accrued liabilities, and prepaids and deposits of $1.76 million in the same period of 2006.

Cash provided by financing activities for the year ended December 31, 2007 was $26.81 million as compared to cash provided by financing activities of $4.84 million during the year ended December 31, 2006.  During the year ended December 31, 2007, we completed the sale of 5,680,000 Units of our securities at $5.00 per Unit for aggregate cash gross proceeds of $28.40 million less share issuance costs of $1.91 million relating to financing activities.  Further, during the year ended December 31, 2007, cash of $0.32 million was provided from the issuance of 317,500 shares of common stock on the exercise of options, as compared to cash of $4.92 million from the issuance of 3,254,000 shares of common stock on the exercise of options and 2003 Purchase Warrants less share issuance costs of $0.08 million.

Capital Resources
We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the 10 exploration blocks that we hold an interest in, will continue through 2009 in accordance with the terms of those agreements.  During the period April 1, 2009 to March 31, 2010, based on the current budgets, we anticipate drilling thirty-four wells which entail approximately three exploratory wells in the KG Offshore Block, one appraisal well in Mehsana, two exploratory and five appraisal wells in Sanand/Miroli, nine exploration and two appraisal wells in Ankleshwar and eight appraisal and four development wells on our Tarapur Block.

In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the Government of India in the future.  As of March 20, 2009, we have no specific plans to join with others in bidding for any specific PSCs in India and elsewhere.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, as opportunities arise, we may seek to acquire minority participating interests in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

We may during the year 2009 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries, however, as of March 20, 2009, we have made no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.

Depending upon the scope of our activities during the years 2009 and 2010, we may require additional capital for the funding of our activities under the PSCs we are currently a party to as well as support for our bidding for other PSCs that may be awarded in India or elsewhere.  In addition, we may require additional funds for the possible acquisition of further minority participating interests in PSCs in drilling blocks heretofore awarded and that we may hereafter propose to enter into in India and possibly elsewhere.  We believe it can be expected that our interest in further or additional PSCs would be a participating interest.  As the holder of a participating interest in any such activities, it can be expected that we will be required to contribute capital to any such ventures in proportion to our percentage interest.

As of March 20, 2009, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that may be required for these purposes.  As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard.  We expect that if we seek to raise additional capital it will be through the sale of equity securities.  As of March 20, 2009, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.

We do not expect to have any significant change in 2009 in our number of employees.

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations by type of agreement and due during the year ended December 31, 2008 and succeeding twelve month periods.  Where the amounts of payments are 0.0, this indicates we have no material obligations under such types of agreements.

	Payments due by period ($ in millions)
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	0.0	0.0	0.0	0.0	0.0
Capital lease	0.0	0.0	0.0	0.0	0.0
Operating lease	0.1	0.1	0.0	0.0	0.0
Purchase	0.0	0.0	0.0	0.0	0.0
Asset retirement obligation	0.6	0.0	0.0	0.0	0.6
Financial commitments under PSCs	31.6	9.1	22.5	0.0	0.0
Total	32.3	9.2	22.5	0.0	0.6

Under the PSCs, we are obligated to pay for our proportionate share of the multi-year exploration expenses in fulfilling the work programs on the exploration blocks.  Inasmuch as exploration and drilling activities can involve unanticipated expenses and cost overruns, there can be no assurance that these management estimates will prove to be accurate.

Financial commitments under the PSCs are outlined below and include only the commitments for the current exploration Phase that we are conducting.  Further, as we have not yet received Government of India consent to increasing our participating interest in the KG Onshore Block from 10% to 25%, our financial commitment shown in the table above includes only our 10% participating interest.

The KG Offshore Block and Our Carried Interest Agreement
At December 31, 2008, GSPC, the Operator of the KG Offshore Block, has expended on exploration activities approximately $87.0 million attributable to us under the Carried Interest Agreement as compared to $57.3 million at December 31, 2007.  Of this amount, 50% is for the account of Roy Group (Mauritius) Ltd.  Under the terms of the Carried Interest Agreement, GeoGlobal and Roy Group (Mauritius) Ltd. are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Offshore Block prior to the start date of initial commercial production.

Under the terms of the PSC, GSPC is committed to expend further funds for the exploration of and drilling on the KG Offshore Block.  Preliminary estimates made in August 2002 were that expenditures attributable to us would total approximately $22.0 million over the 6.5 year term of the PSC.  Additional drilling costs incurred in drilling to depths in excess of 5,000 meters versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, resulted in actual costs significantly exceeding our original budgeted expenditures.  The estimated budget for costs to be incurred by GSPC during the remainder of the exploration phase of the PSC for the nine month period ending September 30, 2009 attributable to us under the Carried Interest Agreement is approximately $58.0 million.  Of this amount, 50% is for the account of Roy Group (Mauritius) Ltd.  We are unable to estimate the amount of additional expenditures GSPC will make attributable to us prior to the start date of initial commercial production under the Carried Interest Agreement or when, if ever, any commercial production will commence.  As provided in the Carried Interest Agreement, we will be required to bear the expenditures attributable to us after the start date of initial commercial production on the KG Offshore Block.

We will not realize cash flow from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Ltd. under the Carried Interest Agreement have been recovered by GSPC from future production revenue.  Under the terms of the Carried Interest Agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.

Krishna Godavari Basin Agreements
KG Onshore Block
2009 Financial Outlook
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2009 based on a 10% participating interest will be $1.8 million ($4.4 million based on a 25% participating interest).  These expenditures include completing 50% of the 3D acquisition program, processing and interpretation along with the required gravity and magnetic and geochemical surveys required under the Phase I Minimum Work Program in 2009.

Financial Commitment
We will be required to fund our proportionate share of the costs incurred in the KG Onshore exploration activities estimated to be approximately $10.7 million over the remaining three years of the first phase of the work commitment with respect to a 10% participating interest in the block and approximately $26.6 million with respect to a 25% participating interest in the block.  These expenditures entail performing the required surveys and studies for Phase I, the acquisition of the 3D seismic program and the interpretation and processing thereof and the drilling of twelve exploratory wells.  It is expected that costs incurred will be $1.8, $1.5 and $7.4 million over each of the years 2009, 2010 and 2011 respectively for a 10% participating interest and $4.4, $3.8 and $18.5 million for a 25% participating interest.

Further, on March 14, 2008, we supplied the Government of India a bank guarantee secured by a letter of credit in the same amount for $1.48 million with respect to our 10% participating interest.  Further on September 8, 2008 we supplied to Oil India Limited a bank guarantee to the Government of India in the amount of $2.22 million secured by a letter of credit in the same amount with respect to our increase in our participating interest to 25%.

KG Offshore Block
Certain exploration costs related to the KG Offshore Block are incurred by us and on our behalf in providing its services under the Carried Interest Agreement and are therefore not reimbursable under the Carried Interest Agreement

Cambay Basin Agreements
Mehsana Block
2009 Financial Outlook
Estimated total capital expenditures on this block during the year 2009 based on our 10% participating interest will be approximately $0.4 million and will entail the drilling of one appraisal well (CB-3E) and further testing of the five existing wells.

Financial Commitments
All financial commitments in accordance with the PSC have been met for Phase I.

Sanand/Miroli Block
2009 Financial Outlook
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2009 based on our 10% participating interest will be $1.5 million.  These expenditures will entail the drilling of two exploratory wells to complete the Phase III Minimum Work Program and the drilling of five appraisal wells.

Financial Commitments
We have a commitment to complete the Phase III Minimum Work Program.  This would entail the drilling of two exploration wells, one of which is currently drilling.  Our 10% participating interest share of this commitment included in the 2009 budget above is $0.5 million.

Ankleshwar Block
2009 Financial Outlook
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2009 based on our 10% participating interest will be $2.8 million.  These budgeted expenditures will entail; the drilling of the required nine exploratory wells to complete the Phase I work commitments; the drilling of one appraisal well to further evaluate the Ank-21; and drill one appraisal well to evaluate one of the exploratory wells that will be drilled in 2009.

Financial Commitments
We have a commitment to complete the Phase I Minimum Work Program.  This would entail the drilling of the balance of the fourteen well exploratory program, being nine wells at an estimated cost of $2.5 million per well.  Our 10% participating interest share of this commitment included in the 2009 budget above is $2.3 million.

Tarapur Block
2009 Financial Outlook
We anticipate the estimated total capital expenditures which will vary between a 14-18% participating interest we will contribute to appraisal and development activities on this block during 2009 to be $4.0 million.  This expenditure will include the four appraisal and four development wells we expect to drill in the Tarapur 1 Development Area to be tied into our oil tank storage facilities.  The balance will be the expenditure we will incur on drilling two appraisal wells on each of Tarapur South and North to further appraise our wells in those areas.

If the consortium succeeds in having the additional eighteen month extension of the exploration phase granted by the Government of India, then we expect to incur additional capital expenditures of approximately $1.6 million for exploration activities during 2009.  This would include our 18% participating interest of a 330 square kilometers 3D seismic acquisition program and the 30% cash payment as agreed non-refundable pre-estimated damages based on the cost of the additional work program.

Financial Commitments
There are no financial commitments that we are required to meet as at March 20, 2009 that have not been fulfilled.

Deccan Syneclise Basin Agreements
2009 Financial Outlook
We anticipate the estimated total capital expenditures we will be required to contribute to the exploration activities on these blocks during 2009 based on our 100% participating interest will be $1.4 million.  These expenditures will include the completion of a 12,000 line kilometer aeromagnetic program or equivalent, completion of the gravity survey, and the acquisition of 100 line kilometers of 2D seismic.

Financial Commitments
We anticipate the estimated total capital expenditures we will be required to contribute to the exploration activities on these blocks during 2009 is $1.4 million as discussed above.  The balance of the Phase I commitments which include among others, the drilling of ten core holes is anticipated to be completed in 2010 at an estimated cost of $1.0 million.

Rajasthan Basin Agreements
RJ Block 20
2009 Financial Outlook
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2009 based on our 25% participating interest will be $1.4 million.  These expenditures include the 3D seismic processing and interpretation along with the gravity and magnetic and geochemical surveys required under the Phase I Minimum Work Program.

Financial Commitments
We will be required to fund our 25% proportionate share of the costs incurred in completing the Phase I Minimum Work Program.  We anticipate the total expenditures we will be required to fund for the current year to be approximately $1.4 million as outlined above in our 2009 Financial Outlook.  We expect $3.8 million to be expended in each of 2010 and 2011 to complete the Minimum Work Program of drilling twelve exploratory wells based on our 25% participating interest.

RJ Block 21

2009 Financial Outlook
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2009 based on our 25% participating interest will be $1.7 million.  These expenditures include the balance of the 3D acquisition in the first quarter, the processing and interpretation of this 3D seismic along with the gravity and magnetic and geochemical surveys required under the Phase I Minimum Work Program.

Financial Commitments
We will be required to fund our 25% proportionate share of the costs incurred in completing the Phase I Minimum Work Program.  We anticipate the total expenditures we will be required to fund for the current year to be approximately $1.7 million as outlined above in our 2009 Financial Outlook.  We expect $2.8 million and $2.2 million to be expended in each of 2010 and 2011, respectively to complete the Minimum Work Program of drilling eight exploratory wells based on our 25% participating interest.

Critical Accounting Policies and Estimates
Our Significant Accounting Policies are outlined in the Notes to our Consolidated Financial Statements in Item 8 of this Annual Report.  In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of our consolidated financial position and the consolidated results of our operations and cash flows in conformity with U.S. generally accepted accounting principles.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the following discussion addresses our most critical accounting policies.

Oil and Gas Accounting and Impairment
The accounting for and disclosure of oil and gas producing activities requires that we choose between generally accepted accounting principle alternatives.  We use the full cost method of accounting for our oil and natural gas operations.  Under this method, separate cost centers are maintained for each country in which we incur costs.  All costs incurred in the acquisition, exploration and development of properties are capitalized.  To date we are currently in the development stage and have not yet found any commercial reserves.

Expenditures in unproved properties are not depleted pending the determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties, the costs of which are individually significant, are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, these properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is charged to the statement of operations.

Asset Retirement Obligation
Legal obligations associated with the retirement of long-lived assets result from the acquisition, construction, development and normal use of the asset.  Our asset retirement obligations relate primarily to the retirement of oil and gas properties and related production facilities, lines and other equipment used in the field operations.  The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The estimated fair value of the liability is added to the carrying amount of the associated asset.  This additional carrying amount is then depreciated over the life of the asset.  The liability increases due to the passage of time based on the time value of money until the obligation is settled.  This requires us to use significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate.  Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations.

Stock Based Compensation
We are required to recognize compensation cost for stock-based compensation arrangements with employees, non-employee consultants and non-employee directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, we recognize compensation costs over the vesting periods for each separate vested tranche.

We record the estimated fair value of the equity instrument expense of options granted to non-employee consultants on the measurement date.  We re-measure the fair value of the unvested portion of stock-based awards to non-employee consultants, resulting in charges or credits to operations in periods when changes in the market price of our common stock directly impact the associated stock based compensation expense.  Stock-based compensation for non-employee consultants is expensed or capitalized based on the nature of the consultant’s activities.

Inherent in determining the fair value of options are several judgments and estimates that must be made.  These include determining the underlying valuation methodology for share compensation awards and the related inputs utilized in each valuation, such as our expected stock price volatility, expected term of the options granted to employees and consultants and  the expected risk-free interest rate.  Changes to these assumptions could result in different valuations for individual share awards.  We use the Black-Scholes option pricing model to determine the fair value of options granted to employees, non-employee directors and non-employee consultants.

Recent Accounting Pronouncements
Statement 161, issued March 2008 amends Financial Accounting Standard Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments.  The Statement expands the current disclosure framework in Statement 133.  Statement 161 is effective prospectively for periods beginning on or after November 15, 2008.  We plan to provide these additional disclosures in the first quarter of 2009.

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principals and expands disclosures about fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, the Financial Accounting Standard Board issued FASB Staff Position, SFAS 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and non-financial assets acquired and liabilities assumed in a business combination.

In October 2008, the Financial Accounting Standard Board also issued FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

Beginning January 1, 2009, we will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination We currently do not have any financial assets that are valued using inactive markets, and as a result, we are not impacted by the issuance of FSP No. SFAS 157-3.

In February 2007, the Financial Accounting Standard Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value (Fair Value Option).  Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable.  At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings.

Following the election of the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date.  We adopted this statement January 1, 2008 and did not elect the fair value option for any of its eligible financial instruments or other items.  As such, the adoption had no impact on the consolidated financial statements.

In December 2007, the Financial Accounting Standard Board issued FAS No. 141(R), Business Combinations.  FAS 141(R) replaces FAS No. 141, Business Combinations.  FAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred.  Generally, FAS 141(R) is effective on a prospective basis for all business combinations completed on or after January 1, 2009.  We do not expect the adoption of FAS 141(R) to have a material impact on our financial position or results of operations, provided that we do not undertake a significant acquisition or business combination.

In December 2007, the Financial Accounting Standard Board issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”, which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FAS No. 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standard Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

Modernization of Oil and Gas Reporting
On December 31, 2008, the United States Securities and Exchange Commission released Final Rule, Modernization of Oil and Gas Reporting to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances.  Many of the revisions are updates to definitions in the existing oil and gas accounting rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include (a) permitting the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes; (b) allow companies to disclose in securities filed documents, their probable and possible reserves to investors (currently, the United States Securities and Exchange Commission rules limit disclosure to only proved reserves);  (c) require companies to report the independence and qualifications of a reserves preparer or auditor; (d) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (e) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.  The United States Securities and Exchange Commission will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009.  Early adoption is not permitted.  We are currently assessing the impact that the adoption will have on our disclosures, operating results, financial position and cash flows.

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from changes in market rates and prices.  We are exposed to the impact of market fluctuations associated with the following:

Interest Rate Risk
We consider our exposure to interest rate risk to be immaterial.  Interest rate exposures relate entirely to our investment portfolio, as we do not have short-term or long-term debt.  Our investment objectives are focused on preservation of principal and liquidity.  We manage our exposure to market risks by limiting investments to high quality bank issuers at overnight rates, or government securities of the United States or Canadian federal governments such as Guaranteed Investment Certificates or Treasury Bills.  We do not hold any of these investments for trading purposes.  We do not hold equity investments.  We do not expect any material loss from cash equivalents and therefore we believe our interest rate exposure on invested funds is not material.

Foreign Currency Exchange Risk
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

At December 31, 2008, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

Commodity Price Risk
Oil and natural gas prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global demand for petroleum products, international supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both international and domestic.  We cannot predict future oil and gas prices with any degree of certainty.  Sustained weakness in oil and gas prices may adversely affect our ability to obtain capital to fund our activities and could in the future require a reduction in the carrying value of our oil and gas properties.  Similarly, an improvement in oil and gas prices can have a favourable impact on our financial condition, results of operations and capital resources.

At December 31, 2008, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

Item 8.                 Financial Statements and Supplementary Data

Our Financial Statements are included in a separate section of this report.  See page FS 1.

Item 9.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.              Controls and Procedures

Disclosure Controls and Procedures
GeoGlobal Resources’ management, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal control over financial reporting described below and the resulting delay in timely filing of this Report, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

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

In making its assessment of effectiveness of the internal controls over financial reporting, management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness (as defined in SEC Rule 12b-2) is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified material weaknesses as provided below:

As a result of management’s philosophy and operating style, we did not maintain an effective control environment.  We did not effectively communicate and emphasize controls and enforce corporate strategy and objectives, we did not define roles and responsibilities for employees and management; we did not effectively communicate and enforce policies and procedures for limiting authorization of significant transactions; we did not have a formal process to monitor the competencies and performance of consultants, employees and management to ensure that roles and responsibilities are properly evaluated on a timely basis; and, we did not have sufficient resources with appropriate knowledge in generally accepted accounting principles to allow for an independent review in complex areas of financial reporting.

This control deficiency, which is pervasive in nature, could contribute to a material misstatement in the financial statements not being prevented or detected on a timely basis.

We have limited accounting personnel with appropriate knowledge of generally accepted accounting principles.  Specifically, internal controls did not provide reasonable assurance that transactions related to the following areas were accounted for in accordance with generally accepted accounting principles:

•	Impairment Assessment Under Full Cost Method of Accounting for Petroleum and Natural Gas Properties
This resulted in a material adjustment to our 2008 annual financial statements prior to issuance.

•	Income Taxes
This did not result in an adjustment to our 2008 annual financial statements.

Management has determined that these control deficiencies result in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis and therefore constitute material weaknesses.

As a result of the existence of the material weaknesses discussed above as of December 31, 2008, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

KPMG LLP, an independent registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item, has performed an audit of internal control over financial reporting.  Their report is included in this Annual Report on Form 10-K under Item 8, herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting
As described in our 10-K for fiscal 2007, during the second quarter of fiscal 2008, we strengthened our financial reporting team by hiring a Chartered Accountant with accounting and financial reporting experience for our Controller position.  This remediated the processes and controls over stock-based compensation and asset retirement obligations.

We have strengthened our ongoing communication throughout the organization regarding the importance of assessing risk and adherence to internal controls and Company policies.  We developed a formal fraud risk process and documented a fraud risk assessment.  During the fourth quarter of fiscal 2008, the board of directors reviewed the fraud risk assessment.  We developed several formal policies and procedures, including a Delegation of Authority Policy, Business Expense and Travel Policy, and Employee Handbook.  During the fourth quarter of fiscal 2008, the board of directors reviewed and approved the Delegation of Authority Policy.  We expect to implement and train employees on the application of these policies in the first quarter of fiscal 2009.  In the last quarter of 2008, we commenced the process for improving schedules for allocating costs and assessing impairment over petroleum and natural gas properties and we will continue to improve the controls over petroleum and natural gas properties, however, we continue to have a material weakness in this area

As noted we improved deficient controls but not with sufficient time to allow a reasonable test period to evaluate and test the effectiveness of the controls.  In addition, as a result of errors discovered in 2007 in applying FAS 123R and the calculation of stock-based compensation, we focused our efforts on the restatement of our 2003, 2004, 2005 and 2006 annual financial statements and Form 10-K and our 2004, 2005, 2006 and 2007 interim financial statements and 2007 Form 10-Q for March, June and September, which were filed in the second quarter of 2008.  Consequently, during 2008 we were not able to fully remediate all material weaknesses.

Our management and the board of directors will continue to work to remediate material weaknesses.  In addition to implementing the policies processes and controls over petroleum and natural gas properties described above, we will implement the following plan to address the material weaknesses:

•	Document and communicate corporate strategy and objectives and roles and responsibilities for employees and management.

•
Develop a formal process to evaluate the performance of consultants, employees and management, and determine whether roles and responsibilities have been properly allocated and assess the potential need for reassignment of roles and responsibilities within the Company or obtain additional qualified external resources, if necessary.

•
Implement a revised financial closing process to meet filing requirements on a timely basis.  A formal 10-Q and 10-K review timeline will be communicated to all key reviewers, including the Chief Executive Officer, Chief Financial Officer, and Audit Committee.

•	Engage qualified third-party accountants and consultants to review our corporate tax structure and to prepare tax returns in foreign jurisdictions.

•	Consult with qualified third-party accountants on the appropriate application of GAAP for complex and non-routine transaction.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud, even after completion of the described remediation efforts which we anticipate to be December 31, 2009.  A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Material Changes to Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the fourth quarter of 2008, other than those described above that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers and their ages and employment histories are as follows:
Name	Age	Employment History
Jean Paul Roy	52
Mr. Roy was elected a Director, President and Chief Executive Officer on August 29, 2003.  Prior thereto, for more than five years, Mr. Roy had been consulting in the oil and gas industry through his private company, GeoGlobal Technologies Inc. which he owned 100%.  Mr. Roy has in excess of 27 years of geological and geophysical experience in basins worldwide as he has worked on projects throughout India, North and South America, Europe, the Middle East, the former Soviet Union and South East Asia.  His specialties include modern seismic data acquisition and processing techniques, and integrated geological and geophysical data interpretation.  Since 1981 he has held geophysical positions with Niko Resources Ltd., Gujarat State Petroleum Corporation, Reliance Industries, Cubacan Exploration Inc., PetroCanada, GEDCO, Eurocan USA and British Petroleum.  Mr. Roy graduated from St. Mary’s University of Halifax, Nova Scotia in 1982 with a B.Sc. in Geology and has been certified as a Professional Geophysicist.

Allan J. Kent	55
Mr. Kent was elected a Director, Executive Vice President and Chief Financial Officer of our company on August 29, 2003.  Mr. Kent has in excess of 27 years experience in the area of oil and gas exploration finance and has, since 1987, held a number of senior management positions and directorships with Cubacan Exploration Inc., Endeavour Resources Inc. and MacDonald Oil Exploration Ltd., all publicly listed companies.  Prior thereto, beginning in 1980, he was a consultant in various capacities to a number of companies in the oil and gas industry.  He received his Bachelor of Mathematics degree in 1977 from the University of Waterloo, Ontario.

Brent J. Peters	36
Mr. Peters was elected a Director of our company on February 25, 2002.  Mr. Peters has been Vice President of Finance and Treasurer of Northfield Capital Corporation, a publicly traded investment company acquiring shares in public and private corporations since 1997.  Mr. Peters is also a Director of International Nickel Ventures Inc.  Mr. Peters has a Bachelor of Business Administration degree, specializing in accounting.

Peter R. Smith	61
Mr. Smith was elected a Director of our company on January 8, 2004.  Mr. Smith currently sits on the Board of Directors of Brampton Brick Limited.  Mr. Smith was elected Chairman of the Board of the Greater Toronto Transportation Authority (GO Transit) in March 2004, and a director of Tarion Warranty Corporation (a Canadian new home warranty company) in April 2004.  Since 1989, Mr. Smith has been President and co-owner of Andrin Limited, a large developer/builder of housing in Canada.  Mr. Smith has held the position of Chairman of the Board of Directors, Canada Mortgage and Housing Corporation (CMHC), from September 1995 to September 2003.  On February 14, 2001, the Governor General of Canada announced the appointment of Mr. Smith as a Member of the Order of Canada, effective November 15, 2000.  Mr. Smith holds a Masters Degree in Political Science (Public Policy) from the State University of New York, and an Honours B.A. History and Political Science, Dean’s Honour List, McMaster University, Ontario.

Michael J. Hudson	62
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

Dr. Avinash Chandra	66
Dr. Chandra was elected a Director of our company on October 1, 2005.  Dr. Chandra has over 46 years of experience in the international as well as the Indian oil and gas sector.  He was the first Directorate General of Hydrocarbons, at the level of Special Secretary to the Government of India for a period of 10 years until his retirement in 2003.  He currently sits on the Board of Directors of Engineers India Ltd. and Oil Industry Development Board in the Ministry of Petroleum & Natural Gas, Government of India.  Dr. Chandra received his Ph.D. in petroleum geology from the Imperial College, University of London, United Kingdom.  His post graduate work includes a Post Graduate Diploma of Imperial College in Petroleum Geology and Petroleum Reservoir Engineering as well as a M.Sc. (Applied Geology) and B.Sc. (Hons) from the Lucknow University in India.

Mr. Roy, Mr. Kent, Mr. Peters, Mr. Smith, Mr. Hudson and Dr. Chandra have been elected to serve as Directors of our company until our annual meeting of stockholders in 2009 and the election and qualification of their successors.

Our Board of Directors has determined that Messrs. Peters, Smith, Hudson and Dr. Chandra are “independent directors” under the listing standards of the NYSE Amex.  Our Board of Directors had five meetings during the year ended December 31, 2008, of which four meetings were held by conference telephone call in which all directors participating were able to hear one another.  Each of our Directors participated in all the meetings of the Board except for Dr. Chandra who was unable to attend two meetings.

Director and Officer Securities Reports
The Federal securities laws require our Directors and Executive Officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities.  Copies of such reports are required to be furnished to us.  To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2008.

Audit Committee and Audit Committee Financial Expert
Our Board of Directors has appointed an Audit Committee consisting of Messrs. Hudson, who is the Chairman, Mr. Peters and Dr. Chandra, each of whom have been determined to be an “independent director” under the listing standards of the NYSE Amex.  Under our Audit Committee Charter, adopted as amended on March 6, 2005, our Audit Committee’s responsibilities include, among other responsibilities,

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

Our Board of Directors has determined that Mr. Michael J. Hudson has the attributes of an Audit Committee Financial Expert and as such, serves as the Audit Committee Financial Expert on our Audit Committee.

Our Audit Committee had four meetings during the year ended December 31, 2008, of which all were held by conference telephone call in which all participants were able to hear one another.

On March 24, 2009, our Audit Committee discussed our audited consolidated financial statements with management and discussed with KPMG, our independent registered public accounting firm, the matters required to be discussed by Statement of Auditing Standards No. 61 and received the written disclosures and the letter from KPMG as required by Independence Standards Board Standard No. 1 which confirmed KPMG’s independence as auditor.  Based on that review and those discussions, our Audit Committee recommended that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the Securities and Exchange Commission.

Our Audit Committee Charter is available in the “Corporate Governance” section of our website at www.geoglobal.com.

Compensation Committee
Our Compensation Committee consists of Mr. Hudson whom is the Chairman and Mr. Peters, each of whom has been determined to be an “independent director”.  Our Compensation Committee, which has adopted a charter, among other things, exercises general responsibility regarding overall employee and executive compensation.  Our Compensation Committee sets the annual salary, bonus and other benefits of the President and the Chief Executive Officer and approves compensation for all our other executive officers, consultants and employees after considering the recommendations of our President and Chief Executive Officer.  Although Committee meetings are held in executive session, without management’s presence, the Committee (and from time to time individual members of the Committee) may meet with senior officers of our company to discuss objectives, explain the rationale for certain objectives or milestones, and to assure that it has management’s input in assessing the consequences of decisions made in the Committee meetings, for instance, the impact that its decisions may have on our financial statements.  The Committee’s interactions with management seek to achieve a balance between receiving management’s opinion but still ensuring that management is not, in effect, establishing the terms and parameters for its own compensation.  In certain instances, where management has proposed objectives that are more aggressive than those proposed by the Committee, the Committee may elect to utilize management’s milestones rather than its own.

Although the Compensation Committee did not hold any meetings during the year ended December 31, 2008, there was a meeting held in December of 2007 which encompassed the compensation for the year 2008.  This meeting in December 2007 was held in person.

Nominating Committee
Our Nominating Committee consists of Mr. Smith, who is the Chairman, Mr. Peters and Mr. Hudson, each of whom has been determined to be an “independent director” under the listing standards of the NYSE Amex.  Our Nominating Committee, among other things, exercises general responsibility regarding the identification of individuals qualified to become Board members and recommend that the Board select the director nominees for the next annual meeting of stockholders.  Our Board of Directors has adopted a charter for the nominating committee.  The Nominating Committee did not hold any meetings in person during the year ended December 31, 2008, but did however adopt a unanimous written consent.

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

Our Nominating Committee Charter is available in the “Corporate Governance” section of our website at www.geoglobal.com.

Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer.  A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Our Code of Ethics Charter is available in the “Corporate Governance” section of our website at www.geoglobal.com.

Item 11.                 Executive Compensation

The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2008 who received total compensation exceeding $100,000 for the year ended December 31, 2008 and who served in such capacities at December 31, 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jean Paul Roy, (2) (3) President & CEO	2008 2007	350,000 350,000	-0- -0-	-0- -0-	-0- 166,396	Nil Nil	Nil Nil	31,700 (5) 48,000 (6)	381,700 547,236
Allan J. Kent, (2) (4) Exec VP & CFO	2008 2007	212,750 185,000	-0- -0-	-0- -0-	-0- 166,396	Nil Nil	Nil Nil	32,150 (7) 30,330 (8)	244,900 391,726

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.
(2)	Messrs. Roy and Kent are also Directors of our company; however they receive no additional compensation for serving in those capacities.
(3)	The salary and bonus amounts are paid to Roy Group (Barbados) Inc., a Barbados company wholly owned by Mr. Roy, pursuant to the terms of an agreement described below.
(4)	The salary and bonus amounts are paid to D.I. Investments Ltd., a company controlled by Mr. Kent, pursuant to an oral arrangement described below.
(5)	Costs paid for by us included in this amount are $31,700 for medical coverage for Mr. Roy and his family.
(6)
Costs paid for by us included in this amount are $21,720 for airfare for the family of Mr. Roy to travel to India from their home once during the calendar year and $26,280 for medical coverage for Mr. Roy and his family.

(7)	Costs paid for by us included in this amount are $32,150 for medical coverage for Mr. Kent and his family.
(8)	Costs paid for by us included in this amount are $30,330 for medical coverage for Mr. Kent and his family.

Narrative Disclosure to Summary Compensation Table
On August 29, 2003, we entered into a Technical Services Agreement with Roy Group (Barbados) Inc., a company organized under the laws of Barbados and wholly owned by Mr. Roy.  Under the agreement, Roy Group (Barbados) Inc. agreed to perform such geologic and geophysical duties as are assigned to it by us.  The term of the agreement, as amended, extends through December 31, 2009 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term.  On January 31, 2006, the terms of the agreement were amended to amend the fee payable from $250,000 to $350,000 effective January 1, 2006.  Roy Group (Barbados) Inc. is reimbursed for authorized travel and other out-of-pocket expenses.  The agreement prohibits Roy Group (Barbados) Inc. from disclosing any of our confidential information and from competing directly or indirectly with us for a period ending December 31, 2009 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India.  The agreement may be terminated by either party on 30 days’ prior written notice, provided, however, the confidentiality and non-competition provisions will survive the termination.

D.I. Investments Ltd., a company controlled by Mr. Kent, is paid by us for consulting services.  The services of Mr. Kent are provided to us pursuant to an oral arrangement with D. I. Investments Ltd.  The oral agreement was amended to provide for an annual fee payable of $185,000 effective January 1, 2006 and the oral agreement was further amended to provide for an annual fee payable of $212,750 effective January 1, 2008.

We do not have any employment agreements with any of our named executive officers

Grants of Plan-Based Awards
Grants of plan-based awards were not made to our executive officers during the year 2008.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information with respect to our named executive officers regarding outstanding equity awards at December 31, 2008.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date mm/dd/yy	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jean Paul Roy	500,000 (1)	-0-	-0-	3.95	07/25/16	-0-	-0-	-0-	-0-
Allan J. Kent	500,000 (1)	-0-	-0-	3.95	07/25/16	-0-	-0-	-0-	-0-

 (1)      Of these options, options to purchase 250,000 shares vested on each of December 31, 2006 and July 25, 2007.

Option Exercises and Stock Vested
The following table provides information with respect to the executive officers regarding option exercises and stock that vested during the fiscal year ended December 31, 2008.
	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Jean Paul Roy	300,000	750,000	-0-	-0-
Allan J. Kent	300,000	750,000	-0-	-0-

Director Compensation
The following table provides information with respect to compensation of our Directors during the year ended December 31, 2008.  The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Peter Smith	4,000	-0-	117,338	-0-	-0-	-0-	121,338
Brent Peters	3,000	-0-	117,338	-0-	-0-	-0-	120,338
Michael Hudson	34,000	-0-	117,338	-0-	-0-	-0-	151,338
Dr. Avinash Chandra	36,500	-0-	135,757	-0-	-0-	-0-	172,257

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.

Our non-employee Board members receive cash compensation for attendance in person or by phone for each board meeting and each of the committee meetings that they are a member of.  A fee of $1,000 is paid for personally attending each meeting and $500 is paid for attendance by phone.  Our non-employee Board members may also be paid a fee for their services for a special project they may conduct or participate in.  Mr. Hudson received $30,000 for his services on special projects conducted during 2008 and Dr. Avinash Chandra received $35,000 for his services on special projects conducted during 2008.  Our Directors are also reimbursed for their out-of-pocket expenses in attending meetings.  Pursuant to the terms of our 2008 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board.  In addition, on the date of each annual stockholder meeting provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 50,000 shares.  Each such option has a term of ten years, subject to earlier termination following such person’s cessation of Board service, and is subject to certain vesting provisions.  For the purposes of the automatic grant provisions of our stock incentive plans, all of our Directors, other than Messrs. Roy and Kent are considered non-employee Board members.

Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee were officers or employees of our company during the year ended December 31, 2008 or were former officers of our company or had any other relationship with our company requiring disclosure.

Compensation Discussion and Analysis
Policies and Objectives
Our Compensation Committee believes that our compensation policies and objectives should align with and reflect the stage of development of our operations, our operating objectives and the extent of realization of our objectives.  Our Compensation Committee believes that our policies and objectives must take into consideration our specific business objectives and manner of achieving those objectives and our ability to implement those objectives under the terms of the PSCs to which we are a party.  Accordingly, our compensation policies and objectives should be based on both our successes in entering into and pursuing joint venture arrangements, as well as the progress and success of the exploration and drilling activities of those ventures, whether undertaken directly by us or through the operators of the exploration blocks.

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

In 2007, our Compensation Committee retained Lane Caputo Compensation, Inc., a Calgary, Alberta based compensation consulting company, to review and recommend fair and justifiable compensation for our executive positions and directors as well as to make recommendations for future compensation practices.  Lane Caputo Compensation, Inc. reviewed our compensation arrangements relative to a selected peer group of Canadian public companies trading on Canadian and/or International securities exchanges that are focused on international oil and gas exploration and production, with a focus on exploration.  The Committee relied on the December 10, 2007 report from Lane Caputo Compensation, Inc. as a basis for recommending the 2008 compensation for the CEO and CFO.

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
• Mart Resources, Inc. (TSX-V)

Exchanges:   TSX-V -- Toronto Stock Exchange (Venture); TSX --  Toronto Stock Exchange; andAIM -- London AIM Market Exchange.

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

Direct Monetary Compensation
Although our Compensation Committee did not hold any meetings during the year ended December 31, 2008, a meeting was held in December 2007 which encompassed compensation for the year 2008.  At the meeting, the Compensation Committee considered, among other things, in arriving at compensation for the fiscal year 2008, the level of compensation for the executive officers during the prior fiscal years, the compensation levels paid by the peer group of companies as found in the Lane Caputo report, the growth and complexity of the executive officers tasks during the year and our company’s overall business plans for further growth in the following fiscal years.

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

Based on the Compensation Committee’s policies and objectives, the Committee believes that the direct monetary compensation of our executive officers for fiscal 2008 was at or below the median level of the peer group selected by Lane Caputo Compensation, Inc.

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

The Compensation Committee did not award any equity grants to our executive officers in 2008.  The Compensation Committee reached this conclusion based on, among other factors, the market performance of the company’s common stock during the year.

Other Benefits  -  Change of Control
We have no arrangements with our executive officers or Directors regarding any monetary payments to them in the event of a change in control of our company.

In the event that our company is acquired by merger or sale of substantially all of its assets or securities possessing more than 50% of the total combined voting power of our outstanding securities, outstanding options granted under our 1998 Stock Incentive Plan and/or our 2008 Stock Incentive Plan containing vesting provisions, including those held by executive officers and Directors, are subject to immediate vesting.  Each outstanding option which is not to be assumed by the successor corporation or otherwise continued in effect will automatically accelerate in full and become immediately fully vested, subject to certain exceptions.  Our Stock Incentive Plans contains discretionary provisions regarding the grant of options with vesting provisions.  Options may also immediately vest in connection with a change in the majority of the Board of Directors of our company by reason of one or more contested elections for Board membership.

Perquisites
Our executive officers also receive perquisites in the form of medical insurance coverage for the executives and their families.  In addition, travel expenses of Mr. Roy’s family will be paid for travel to India as approved by the Board of Directors based on the duration and purpose of the trip.

Mr. Roy, through Roy Group (Barbados) Inc., a corporation wholly owned by Mr. Roy, is reimbursed for out-of-pocket expenses on a cost recovery basis for expenses such as travel, hotel, meals, entertainment, computer costs and amounts billed to third parties incurred by Mr. Roy.

Mr. Kent, through D.I. Investments Ltd., a corporation wholly owned by Mr. Kent, is reimbursed for out-of-pocket expenses on a cost recovery basis for expenses such as travel, hotel, meals and entertainment expenses incurred by him in the performance of services to our company.

Structure of Compensation Arrangements
We have entered into the following arrangements regarding our executive officers.

We have an agreement with Roy Group (Barbados) Inc. whereby, under the agreement, Roy Group (Barbados) Inc. agreed to perform such geologic and geophysical duties as are assigned to it by our company.  Mr. Roy performs services for us in his capacity as an employee to Roy Group (Barbados) Inc. and we pay compensation to Roy Group (Barbados) Inc.  In addition, we pay for medical insurance for Mr. Roy and his family.  Expenses incurred by Mr. Roy in connection with our company are reimbursed to Roy Group (Barbados) Inc. for his travel expenses, hotel, meals, entertainment, computer costs and amounts billed to third parties.

Mr. Kent’s services are provided through D.I. Investments Ltd., a company controlled by Mr. Kent pursuant to an oral agreement.  In addition, we pay for medical insurance for Mr. Kent and his family.  Expenses incurred by Mr. Kent in connection with the Company are reimbursed to him for travel, hotel, meals and entertainment expenses.

Director Compensation
Our non-employee Board members receive cash compensation for attendance in person or by phone for each board meeting and each of the committee meetings that they are a member of.  A fee of $1,000 is paid for personally attending each meeting and $500 is paid for attendance by phone.  Our non-employee Board members may also be paid a fee for their services for a special project they may conduct or participate in.  Our Directors are also reimbursed for their out-of-pocket expenses in attending meetings.  Pursuant to the terms of our 2008 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board.  In addition, on the date of each annual stockholder meeting provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 50,000 shares.  Each such option has a term of ten years, subject to earlier termination following such person’s cessation of Board service, and is subject to certain vesting provisions.  For the purposes of the automatic grant provisions of our Stock Incentive Plan, all of our Directors, other than Messrs. Roy and Kent, are considered non-employee Board members.

Compensation Committee Report
The Compensation Committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.  Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the 2008 Annual Report on Form 10-K and the Proxy Statement for the 2009 Annual Meeting of Stockholders for filing with the Securities and Exchange Commission.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
During the year ended December 31, 2008, we had two equity compensation plans for our employees, directors and consultants pursuant to which options, rights or shares may be granted or issued.  They are referred to as our 1998 Stock Incentive Plan (the 1998 Plan), which expired on December 4, 2008 and our newly adopted 2008 Stock Incentive Plan (the 2008 Plan).  See the Notes to Consolidated Financial Statements to the attached financial statements for further information on the material terms of these plans.

The following table provides information as of December 31, 2008 with respect to our equity compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Incentive Plan	3,950,000	$4.38	-0-
2008 Stock Incentive Plan	1,375,000	$1.72	10,625,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	5,325,000	$3.69	10,625,000

Security Ownership of Certain Beneficial Owners and Management
Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of March 20, 2009.  As of March 20, 2009, we had 72,805,756 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Jean Paul Roy (2) c/o GeoGlobal Resources Inc. Suite 310, 605 – 1 Street SW Calgary, Alberta T2P 3S9	32,846,000 (3) (9)	45.1%
Allan J. Kent c/o GeoGlobal Resources Inc. Suite 310, 605 – 1 Street SW Calgary, Alberta T2P 3S9	905,000 (4) (9)	1.2%
Brent J. Peters c/o Northfield Capital Corporation Suite 301, 141 Adelaide Street West Toronto, ON M5H 3L5	150,000 (5)	*
Peter R. Smith c/o Andrin Limited Suite 202, 197 County Court Boulevard Brampton, Ontario L6W 4P6	150,000 (6)	*
Michael J. Hudson 439 Mayfair Avenue Ottawa, ON K1Y 0K7	150,000 (7)	*
Dr. Avinash Chandra B-102, Sector 26 Noida, Uttar Pradesh India 201301	201,100 (8)	*
All officers and directors as a group (6 persons)	34,402,100	47.3%

*	holds less than 1%
(1)
For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he exercises sole or shared voting or investment power or of which he has the right to acquire the beneficial ownership within 60 days following March 20, 2009.

(2)
Of the shares held beneficially by Mr. Roy, an aggregate of 5 million shares are held in escrow pursuant to the terms of the agreement whereby we purchased the outstanding capital stock of GeoGlobal Resources (India) Inc. from Mr. Roy.  Under the terms of the escrow agreement, Mr. Roy has the voting rights with respect to these shares.

(3)	Includes 32,346,000 shares of Common Stock and 500,000 options to purchase Common Stock exercisable within 60 days of March 20, 2009
(4)	Includes 405,000 shares of Common Stock and 500,000 options to purchase Common Stock exercisable within 60 days of March 20, 2009.
(5)	Includes options to purchase 150,000 shares of Common Stock exercisable within 60 days of March 20, 2009.
(6)	Includes options to purchase 150,000 shares of Common Stock exercisable within 60 days of March 20, 2009.
(7)	Includes options to purchase 150,000 shares of Common Stock exercisable within 60 days of March 20, 2009.
(8)	Includes 51,100 shares of Common Stock and options to purchase 150,000 shares of Common Stock exercisable within 60 days of March 20, 2009.
(9)
On September 2, 2008, Messrs. Roy and Kent entered into a Share Purchase Agreement (Agreement) with a private investor whereby Messrs Roy and Kent agreed to sell on the closing date in a privately negotiated transaction 375,000 shares each of our common stock at a price of $3.00 per share.  In accordance with the Agreement, the closing of the sale of 270,000 of Mr. Kent’s shares occurred on September 2, 2008 and the closing of the sale of Mr. Roy’s shares and the balance of Mr. Kent’s shares was to occur seven (7) days after the filing by Mr. Roy with the required Canadian securities regulatory authorities of a Form 45-102F1, Notice of Intention to Distribute Securities under Section 2.8 of NI 45-102.  Also on September 2, 2008, Messrs. Roy and Kent entered into a Securities Pledge Agreement with the private investor whereby they delivered to the investor an additional 600,000 shares of our common stock to secure the performance by Messrs. Roy and Kent of their agreement to indemnify the investor, should the investor elect to sell the shares, against any deficiency resulting to the investor between the purchase price for the shares of common stock plus a stipulated sum per share and the price realized from the sale during the period commencing six months and one day after the respective initial and subsequent closing dates of the investor’s purchase of the shares through the date seven months after such closing dates.  The sale of the 270,000 shares by Mr. Kent was completed and is reflected in the table above, however, because of intervening market conditions the completion of the purchase of the shares from Mr. Roy and the remaining shares from Mr Kent shares was not completed.  We have been advised by Messrs. Roy and Kent that an amendment to the Agreement is currently under negotiation.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

On March 27, 2003, we entered into a Participating Interest Agreement with Roy Group (Mauritius) Ltd., a corporation wholly owned by Jean Paul Roy, our President, Chief Executive Officer, a Director and principal stockholder, whereby we assigned and hold in trust for Roy Group (Mauritius) Ltd. subject to the Government of India consent, 50% of the benefits and obligations of the PSC covering the KG Offshore Block and the Carried Interest Agreement leaving us with a net 5% participating interest in the KG Offshore Block and a net 5% carried interest in the Carried Interest Agreement.  Under the terms of the Participating Interest Agreement, until the Government of India consent is obtained, we retain the exclusive right to deal with the other parties related to the KG Offshore Block and the Carried Interest Agreement and are entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Inc.  Roy Group (Mauritius) Inc. has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by us in regard to Roy Group (Mauritius) Inc.’s interest, and to be liable to us for its share of all costs, interests, liabilities and obligations arising out of or relating to the Roy Group (Mauritius) Inc. interest.  Roy Group (Mauritius) Inc. has agreed to indemnify us against any and all costs, expenses, losses, damages or liabilities incurred by reason of Roy Group (Mauritius) Inc.’s failure to pay the same.

Subject to obtaining the government consent to the assignment, Roy Group (Mauritius) Inc. is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the KG Offshore PSC.

We have a right of set-off against sums owing to us by Roy Group (Mauritius) Inc.  In the event that the Government of India consent is delayed or denied, resulting in either Roy Group (Mauritius) Inc. or our company being denied an economic benefit either would have realized under the Participating Interest Agreement, the parties agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the Participating Interest Agreement.  In the event the consent is denied, neither party is entitled to assert any claim against the other except as is specifically set forth in the agreement.  We have not yet obtained the consent of the Government of India.  As a consequence of this transaction, we report our holdings under the KG Offshore PSC and Carried Interest Agreement as a net 5% participating interest.

Further, Roy Group (Mauritius) Inc. agreed in the Participating Interest Agreement that until August 4, 2009, it would not dispose of any interest in the agreement, its 5% interest, or the shares of Roy Group (Mauritius) Inc. without first giving notice to us of the transaction, its terms, including price, and the identity of the intended assignee and any other material information, and we will have the first right to purchase the interest proposed to be sold on the terms contained in the notice to us.

On August 29, 2003, we entered into a Technical Services Agreement with Roy Group (Barbados) Inc., a corporation wholly owned by Mr. Roy, whereby under the agreement, Roy Group (Barbados) Inc. agreed to perform such geological and geophysical duties as are assigned to it by our company.  The term of the agreement, as amended, extends through December 31, 2009 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term.  On January 31, 2006, the terms of the agreement were amended to amend the fee payable from $250,000 to $350,000 effective January 1, 2006.  Roy Group (Barbados) Inc. is reimbursed for authorized travel and other out-of-pocket expenses.  The agreement prohibits Roy Group (Barbados) Inc. from disclosing any of our confidential information and from competing directly or indirectly with us for a period ending December 31, 2009 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India.  The agreement may be terminated by either party on 30 days’ prior written notice, provided, however, the confidentiality and non-competition provisions will survive the termination.  Roy Group (Barbados) Inc. received $350,000 from us during 2008 under the terms of this agreement, including its amendments.

Roy Group (Barbados) Inc. was reimbursed for expenses such as travel, hotel, meals and entertainment, computer costs and amounts billed to third parties incurred by Mr. Roy during 2008.  Additionally, we paid for medical insurance coverage for Mr. Roy and his family during 2008 in the amount of $31,700. At December 31, 2008, we owed Roy Group (Barbados) Inc. $35,800 for services provided pursuant to the Technical Services Agreement and expenses incurred on behalf of our Company which amount bears no interest and has no set terms of repayment.

During the year ended December 31, 2008, Mr. Allan J. Kent, our Executive Vice President, Chief Financial Officer and a Director, was paid $212,750 by us for consulting services of Mr. Kent which are provided to us pursuant to an oral arrangement with D.I. Investments Ltd., a corporation wholly-owned by him, amended effective January 1, 2008.

D.I. Investments Ltd. was reimbursed for expenses such as travel, hotel, meals and entertainment and expenses incurred directly throughout 2008.  Additionally, we paid for medical insurance coverage for Mr. Kent and his family during 2008 in the amount of $32,150.  At December 31, 2008, we were owed $16,266 from D.I. Investments Ltd. as a result of services provided and expenses incurred on behalf of our company.

Messrs. Roy and Kent devote substantially all their time to our affairs.  Neither of such persons is our direct employee and we do not have any employment agreements directly with either of such persons.

During the year ended December 31, 2008, Amicus Services Inc., a company controlled by Mr. Vincent Roy, a brother of Jean Paul Roy, our President, Chief Executive Officer and President, was paid $89,204 by us for consulting fees for services rendered pursuant to an oral agreement.  Amicus Services Inc. provided, pursuant to the agreement, IT and computer related services to cover such duties as; organizing, managing and maintaining a geological database in Canada relating to GeoGlobal’s exploration interests an India and elsewhere; upgrading on a continuing basis all information systems (both software and hardware) and network systems (including onsite and offsite backups of data and security issues) of a corporate nature; and providing ongoing IT services as required to Calgary staff.  The hourly rate paid to Amicus Services Inc. throughout 2008 was Cdn$70.00.  We are provided these IT services approximately three days per week.  The oral agreement can be immediately terminated by either party at any time by notice given to the other party.

On December 18, 2008, Mr. Vincent Roy was granted an option to purchase 60,000 shares of common stock at an exercise price of $1.72 which will expire on December 31, 2011.

At December 31, 2008, we owed Amicus Services Inc. $13,745 as a result of services provided and expenses incurred on behalf of our company.

Item 14.         Principal Accountant Fees and Services

The following sets forth fees we incurred for professional services provided by KPMG, LLP and Ernst & Young LLP for accounting services rendered during the years ended December 31, 2008 and December 31, 2007, respectively.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total
2008	488,775	10,383	--	10,881	510,039
2007	428,205	--	--	164,709	592,914

Our Board of Directors believes that the provision of the services during the years ended December 31, 2008 and December 31, 2007 is compatible with maintaining the independence of KPMG LLP and Ernst & Young LLP, respectively.  Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor.  Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee.  The services provided by KPMG LLP and Ernst & Young LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements and the review of our quarterly financial reports filed with the Securities and Exchange Commission.  Audit Related Fees include services rendered in connection with a follow-up the review of other filings with the Securities and Exchange Commission.  Tax Fees include services rendered relating primarily to tax compliance, consulting, customs and duties.  All Other Fees include administration fees to cover various expenses and SOX related work performed to date.

Part IV

Item 15.         Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)
3.2	Bylaws of the Registrant, as amended (4)
3.3	Certificate of Amendment filed with the State of Delaware on November 25, 1998 (2)
3.4	Certificate of Amendment filed with the State of Delaware on December 4, 1998 (2)
3.5	Certificate of Amendment filed with the State of Delaware on March 18, 2003 (5)
3.6	Certificate of Amendment filed with the State of Delaware on January 8, 2004 (5)
4.1	Specimen stock certificate of the Registrant (5)
10.1	1998 Stock Incentive Plan (2)
10.2	2008 Stock Incentive Plan (13)
10.3	Stock Purchase Agreement dated April 4, 2003 by and among Suite101.com, Inc., Jean Paul Roy and GeoGlobal Resources (India) Inc. (3)
10.4	Amendment dated August 29, 2003 to Stock Purchase Agreement dated April 4, 2003 (4)
10.5	Technical Services Agreement dated August 29, 2003 between Suite101.com, Inc. and Roy Group (Barbados) Inc. (4)
10.5.1	Amendment to Technical Services Agreement dated January 31, 2006 between GeoGlobal Resources Inc. and Roy Group (Barbados) Inc. (8)
10.6	Participating Interest Agreement dated March 27, 2003 between GeoGlobal Resources (India) Inc. and Roy Group (Mauritius) Inc. (4)
10.7	Escrow Agreement dated August 29, 2003 among Registrant, Jean Paul Roy and Computershare Trust Company of Canada (4)
10.8	Promissory Note dated August 29, 2003 payable to Jean Paul Roy (4)
10.9	Production Sharing Contract dated February 4, 2003 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Limited and GeoGlobal Resources (India) Inc. (6)
10.10
Production Sharing Contract dated February 6, 2004 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Private Limited and GeoGlobal Resources (Barbados) Inc. (6)

10.11
Production Sharing Contract dated February 6, 2004 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Private Limited, Prize Petroleum Company Limited and GeoGlobal Resources (Barbados) Inc. (6)

10.12	Carried Interest Agreement dated August 27, 2002 between Gujarat State Petroleum Corporation Limited and GeoGlobal Resources (India) Inc. (5)
10.13	Production Sharing Contract dated September 23, 2005 between the Government of India and GeoGlobal Resources (Barbados) Inc. (7)
10.14
Production Sharing Contract dated September 23, 2005 between the Government of India, Gujarat State Petroleum Corporation Limited, GAIL (India) Ltd., Jubilant Capital Pvt. Ltd. and GeoGlobal Resources (Barbados) Inc. (7)

10.15	Production Sharing Contract dated March 2, 2007 between the Government of India, Oil India Limited and GeoGlobal Resources (Barbados) Inc. (9)
10.16	Production Sharing Contract dated March 2, 2007 between the Government of India, Oil India Limited and GeoGlobal Resources (Barbados) Inc. (9)
10.17	Production Sharing Contract dated March 2, 2007 between the Government of India, Oil India Limited, Hindustan Petroleum Corpn. Ltd. and GeoGlobal Resources (Barbados) Inc. (9)
10.18	Production Sharing Contract dated March 2, 2007 between the Government of India and GeoGlobal Resources (Barbados) Inc. (9)
10.19	Form of Warrant Certificate issued to subscribers relating to the offer and sale of Units from June 2007 financing (10)
10.20	Compensation Option dated June 20, 2007 between the Company and Primary Capital Inc. for the issuance of 170,400 compensation options (10)
10.21	Compensation Option dated June 20, 2007 between the Company and Jones, Gable & Company Limited for the issuance of 170,400 compensation options (10)
10.22	Joint Operating Agreement dated August 7, 2003 between Gujarat State Petroleum Corporation Limited, Jubilant Enpro Limited and GeoGlobal Resources (India) Inc. (11)

10.23
Production Sharing Contract dated April 12, 2000 between the Government of India, Oil & Natural Gas Corporation Limited, Gujarat State Petroleum Corporation Limited and Hindustan Oil Exploration Company Limited (12)

10.24
Amendment No. 2 to Production Sharing Contract dated April 12, 2000 between the Government of India, Oil & Natural Gas Corporation Limited, Gujarat State Petroleum Corporation Limited and Hindustan Oil Exploration Company Limited effective August 24, 2006 (12)

10.25	Description of terms of oral consulting agreement between GeoGlobal Resources Inc. and Amicus Services Inc. (14)

14	Code of Ethics (5)

21	Subsidiaries of the Registrant:
	Name	State or Jurisdiction of Incorporation
	GeoGlobal Resources (India) Inc.	Barbados
	GeoGlobal Resources (Canada) Inc.	Alberta
	GeoGlobal Resources (Barbados) Inc.	Barbados
	GGR Oil & Gas (India) Private Limited	India

23	Consent of experts and counsel:
23.1	Consent of KPMG LLP (14)
23.2	Consent of Ernst & Young LLP (14)
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) (14)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (14)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed) (14)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed) (14)

(1)	Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.
(2)	Filed as an Exhibit to our Current Report on Form 8-K dated December 10, 1998.
(3)	Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(4)	Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.
(5)	Filed as an Exhibit to our Form 10-KSB dated April 1, 2004.
(6)	Filed as an Exhibit to our Form 10-KSB/A dated April 28, 2004.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(8)	Filed as an Exhibit to our Current Report on Form 8-K dated January 31, 2006.
(9)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K dated June 27, 2007.
(11)	Filed as an Exhibit to our Current Report on Form 8-K dated August 14, 2007.
(12)	Filed as an Exhibit to our Form 10-K dated June 4, 2008.
(13)	Filed as an Exhibit to our Form S-8 dated December 31, 2008.
(14)	Filed herewith.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007
(in United States dollars)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm- - KPMG Audit Report	FS 2
Report of Independent Registered Public Accounting Firm - KPMG Audit of Internal Control over Financial Reporting	FS 3
Report of Independent Registered Public Accounting Firm - Ernst & Young Audit Report	FS 5

Financial Statements
Consolidated Balance Sheets	FS 6
Consolidated Statements of Operations and Comprehensive Loss	FS 7
Consolidated Statements of Changes in Stockholders’ Equity	FS 8
Consolidated Statements of Cash Flows	FS 10
Notes to the Consolidated Financial Statements	FS 11-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GeoGlobal Resources Inc.:

We have audited the accompanying consolidated balance sheets of GeoGlobal Resource Inc. (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

"KPMG LLP" (signed)

Calgary, Canada
March 24, 2009

FS 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GeoGlobal Resources Inc.:

We have audited GeoGlobal Resources Inc.’s (“the Company”) internal control over financial reporting as of December 31, 2008, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting in Item 9A to the Company’s annual report on form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

FS 3

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified in management’s assessment:

•	As a result of management’s philosophy and operating style, the Company did not maintain an effective control environment.

•	The Company has limited accounting personnel with appropriate knowledge of generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 24, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).-

"KPMG LLP" (signed)

Calgary, Canada
March 24, 2009

FS 4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Of
GeoGlobal Resources Inc.

We have audited the accompanying restated consolidated balance sheets of GeoGlobal Resources Inc., a development stage enterprise, as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2006 and 2005, and for the cumulative period from inception on August 21, 2002 to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the restated consolidated financial position of GeoGlobal Resources Inc. as at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the year ended December 31, 2006 and 2005, and for the cumulative period from inception on August 21, 2002 to December 31, 2006 in conformity with United States generally accepted accounting principles.

As explained in note 8(c), the consolidated balance sheets as at December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2006 and 2005 and for the cumulative period from inception on August 21, 2002 to December 31, 2006 have been restated.

   "Ernst & Young LLP" (signed)
                                        CHARTERED ACCOUNTANTS

CALGARY, ALBERTA
March 23, 2007 except for Note 8(c),
which is as of June 5, 2008

FS 5

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
	December 31, 2008 $	December 31, 2007 $
Assets
Current
Cash and cash equivalents	25,432,814	48,134,858
Accounts receivable	229,642	171,977
Prepaids and deposits	242,059	100,052
	25,904,515	48,406,887

Restricted deposits (note 4)	10,800,000	4,555,480
Property and equipment (note 5)	35,160,814	27,256,945

	71,865,329	80,219,312

Liabilities
Current
Accounts payable	4,847,513	3,908,506
Accrued liabilities	4,330,591	2,355,322
Due to related companies (note 11)	32,916	66,152
	9,211,020	6,329,980

Asset retirement obligation (note 6)	633,598	318,922
	9,844,618	6,648,902
Stockholders' Equity
Capital stock
Authorized
100,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
72,805,756 common shares (December 31, 2007 – 72,205,756)	58,214	57,614
Additional paid-in capital	84,554,673	82,791,057
Deficit accumulated during the development stage	(22,592,176)	(9,278,261)
	62,020,711	73,570,410

	71,865,329	80,219,312
See Going Concern (note 2), Commitments (note 15) and Contingencies (note 16) The accompanying notes are an integral part of these Consolidated Financial Statements

FS 6

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year ended Dec 31, 2008 $	Year ended Dec 31, 2007 $	Year ended Dec 31, 2006 $	Period from Inception, Aug 21, 2002 to Dec 31, 2008 $

Expenses
General and administrative	2,343,138	2,280,232	1,890,926	7,619,012
Consulting fees	742,002	356,912	1,104,106	5,902,716
Professional fees	1,089,173	1,037,971	251,261	2,879,820
Asset Impairment (note 5)	10,098,015	--	--	10,098,015
Depreciation	52,144	55,425	49,323	318,879
Accretion Expense	32,202	--	--	32,202
	14,356,674	3,730,540	3,295,616	26,850,644

Other expenses (income)
Consulting fees recovered	--	--	--	(66,025)
Equipment costs recovered	--	--	--	(19,395)
Gain on sale of equipment	--	--	--	(42,228)
Foreign exchange (gain) loss	105,720	(21,510)	4,737	110,757
Interest income	(1,148,479)	(2,165,920)	(1,751,550)	(5,561,577)
	(1,042,759)	(2,187,430)	(1,746,813)	(5,576,468)

Net loss and comprehensive loss for the year	(13,313,915)	(1,543,110)	(1,548,803)	(21,272,176)

Warrant modification	--	(1,320,000)	--	(1,320,000)

Net loss and comprehensive loss applicable to common stockholders	(13,313,915)	(2,863,110)	(1,548,803)	(22,592,176)

Basic and diluted net loss per share (note 12)	(0.20)	(0.04)	(0.03)

Weighted average common shares outstanding	67,407,395	64,389,605	59,763,629

The accompanying notes are an integral part of these Consolidated Financial Statements

FS 7

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders' Equity $

Common shares issued on incorporation - Aug 21, 2002	1,000	64	--	--	64
Net loss and comprehensive loss for the period	--	--	--	(13,813)	(13,813)
Balance at December 31, 2002	1,000	64	--	(13,813)	(13,749)

Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Common shares issued during the year:
On acquisition	34,000,000	34,000	1,072,960	--	1,106,960
Options exercised for cash	396,668	397	101,253	--	101,650
December 2003 private placement financing	6,000,000	6,000	5,994,000	--	6,000,000
Share issuance costs on private placement	--	--	(483,325)	--	(483,325)
Share issuance costs on acquisition	--	--	(66,850)	--	(66,850)
Stock-based compensation	--	--	62,913	--	62,913
Net loss and comprehensive loss for the year	--	--	--	(518,377)	(518,377)
Balance at December 31, 2003	55,053,356	40,461	6,680,951	(532,190)	6,189,222

Common shares issued during the year:
Options exercised for cash	115,000	115	154,785	--	154,900
Broker Warrants exercised for cash	39,100	39	58,611	--	58,650
Stock-based compensation	--	--	350,255	--	350,255
Net loss and comprehensive loss for the year	--	--	--	(1,171,498)	(1,171,498)
Balance at December 31, 2004	55,207,456	40,615	7,244,602	(1,703,688)	5,581,529

Common shares issued during the year:
Options exercised for cash	739,000	739	1,004,647	--	1,005,386
2003 Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036	--	5,536,250
Broker Warrants exercised for cash	540,900	541	810,809	--	811,350
September 2005 private placement financing	4,252,400	4,252	27,636,348	--	27,640,600
Share issuance costs on private placement	--	--	(1,541,686)	--	(1,541,686)
Stock-based compensation	--	--	4,354,256	--	4,354,256
Net loss and comprehensive loss for the year	--	--	--	(3,162,660)	(3,162,660)
Balance at December 31, 2005	62,954,256	48,361	45,043,012	(4,866,348)	40,225,025

Common shares issued during the year:
Options exercised for cash	2,284,000	2,285	2,706,895	--	2,709,180
Options exercised for notes receivable	184,500	185	249,525	--	249,710
2003 Purchase Warrants exercised for cash	785,500	786	1,962,964	--	1,963,750
Share issuance costs	--	--	(74,010)	--	(74,010)
Stock-based compensation	--	--	3,012,514	--	3,012,514
Net loss and comprehensive loss for the year	--	--	--	(1,548,803)	(1,548,803)
Balance at December 31, 2006	66,208,256	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during the year:
Options exercised for cash	317,500	317	320,358	--	320,675
June 2007 private placement financing	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement	--	--	(2,612,973)	--	(2,612,973)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	1,522,996	--	1,522,996
Net loss and comprehensive loss for the year	--	--	--	(1,543,110)	(1,543,110)
Balance as at December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

The accompanying notes are an integral part of these Consolidated Financial Statements

FS 8

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders' Equity $

Balance from December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

Common shares issued during 2008:
Options exercised for cash	600,000	600	659,400	--	660,000
Stock-based compensation (note 10)	--	--	1,104,216	--	1,104,216
Net loss and comprehensive loss for the year	--	--	--	(12,263,915)	(12,263,915)

Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(21,542,176)	63,070,711

The accompanying notes are an integral part of these Consolidated Financial Statements

FS 9

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended Dec 31, 2008 $	Year ended Dec 31, 2007 $	Year ended Dec 31, 2006 $	Period from Inception, Aug 21, 2002 to Dec 31, 2008 $

Cash flows provided by (used in) operating activities:
Net loss	(13,313,915)	(1,543,110)	(1,548,803)	(21,272,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	32,202	--	--	32,202
Asset impairment	10,098,015	--	--	10,098,015
Depreciation	52,144	55,425	49,323	318,879
Gain on sale of equipment	--	--	--	(42,228)
Stock-based compensation (note 10)	626,257	670,992	1,588,289	5,911,902
2005 Compensation Option and Warrant modification (note 9)	--	240,000	--	240,000
Changes in operating assets and liabilities:
Accounts receivable	(57,665)	30,844	(63,786)	(154,642)
Prepaids and deposits	(144,834)	(34,425)	(25,514)	(210,491)
Accounts payable	(279,417)	293,007	(23,720)	48,241
Accrued liabilities	(78,342)	406,513	(10,013)	361,658
Due to related companies	(33,236)	32,547	(210,847)	(8,840)
	(3,098,791)	151,793	(245,071)	(4,677,480)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(16,073,528)	(12,800,758)	(6,739,386)	(37,830,335)
Property and equipment additions	(50,067)	(1,035,925)	(142,924)	(1,521,301)
Proceeds on sale of equipment	--	--	--	82,800
Cash acquired on acquisition	--	--	--	3,034,666
Restricted deposits (note 4)	(7,414,520)	(964,711)	(3,198,284)	(11,970,000)
Changes in investing assets and liabilities:
Cash call receivable	--	--	49,947	--
Prepaids and deposits	2,827	(34,395)	--	(31,568)
Accounts payable	1,218,424	1,727,396	1,763,478	4,750,264
Accrued liabilities	2,053,611	1,915,322	--	3,818,933
	(20,263,253)	(11,193,071)	(8,267,169)	(39,516,541)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	660,000	28,720,675	4,922,640	75,614,165
Share issuance costs	--	(1,907,517)	(74,010)	(4,073,388)
Changes in financing liabilities:
Note payable	--	--	--	(2,000,000)
Accounts payable	--	--	(10,800)	61,078
Due to related companies	--	--	--	26,980
	660,000	26,813,158	4,837,830	69,628,835
Net increase (decrease) in cash and cash equivalents	(22,702,044)	15,771,880	(3,674,410)	25,432,814

Cash and cash equivalents, beginning of the year	48,134,858	32,362,978	36,037,388	--

Cash and cash equivalents, end of the year	25,432,814	48,134,858	32,362,978	25,432,814

Cash and cash equivalents
Current bank accounts	365,726	327,253	316,329	365,727
Short term deposits	25,067,088	47,807,605	32,046,649	25,067,088
	25,432,814	48,134,858	32,362,978	25,432,814
Cash taxes paid during the year	32,650	26,050	17,775	98,163

The accompanying notes are an integral part of these Consolidated Financial Statements

FS 10

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

1.         Organization and Nature of Operations

GeoGlobal Resources Inc, headquartered in Calgary, Alberta, and its wholly owned subsidiaries (collectively, the “Company”) is an independent energy company focused on the exploration, development, and production of oil and natural gas reserves in India.  The Company is a Delaware corporation whose common stock is listed and traded on the American Stock Exchange under the ticker symbol “GGR”.

On August 29, 2003 (the inception date), the Company commenced oil and gas exploration activities.  As of December 31, 2008, the Company has not produced a sustainable positive cash flow from its oil and gas operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.”  Among the disclosures required by SFAS No. 7 are that the Company’s financial statements be identified as those of a development stage company.  In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures in accordance with SFAS No. 7 until such time that the Company’s oil and gas properties have generated significant revenues.

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

The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company's financial statements as at and for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company incurred a net loss of approximately $12.3 million, used approximately $3.1 million of cash flow in its operating activities, used approximately $20.3 in its investing activities for the year ended December 31, 2008 and had an accumulated deficit of approximately $21.5 million as at December 31, 2008.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur expenditures to further its exploration programs and the Company's existing cash balance and any cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its exploration commitments of $31.6 million over the next three years.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  As a result of the current global financial crisis and lack of liquidity in the banking system, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures.

As at December 31, 2008, the Company has working capital of approximately $16.7 million which is available for the Company's future operations.  In addition, the Company has $10.8 million in restricted deposits pledged as security against the minimum work program which will be released upon completion of the minimum work program.

Should the going concern assumption not be appropriate and the Company is not able to realize its assets and settle its liabilities, commitments (as described in note 15) and contingencies (as described in note 16) in the normal course of operations, these consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

These consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if the Company is unable to continue as a going concern.

FS 11

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

3.         Significant Accounting Policies

Basis of presentation
These consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  All significant inter-company balances and transactions have been eliminated in consolidation.  Certain of the comparative amounts have been reclassified to conform to current period presentation.

Property and equipment
Property and equipment, other than oil and natural gas properties, are recorded at cost and depreciated over their estimated useful lives which range from three to twenty years provided for on a declining balance basis.  The Company reviews the carrying value of property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Net loss per share
Basic per share amounts are computed by dividing net loss from operations by the weighted average number of common shares outstanding for the period.  Diluted per share amounts reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common shares.

The treasury stock method is used to determine the dilutive effect of the stock options.  The treasury stock method assumes any proceeds obtained upon exercise of options would be used to purchase common shares at the average market price during the period.  Under the treasury stock method, only options or other dilutive instruments for which the exercise price is less than the market value impact the dilution calculations.

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

Significant estimates with regard to the consolidated financial statements include the estimated carrying value of unproved properties, the estimated cost and timing related to asset retirement obligations, stock-based compensation and the realizability of deferred tax assets.

Financial instruments
The Company has estimated the fair value of its financial instruments which include cash and cash equivalents, restricted deposits, accounts receivable, accounts payable, accrued liabilities and due to related companies.  The Company used market information available as at period end to determine that the carrying amounts of such financial instruments approximate fair value in all cases.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, balances with banks, money market mutual funds and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Certain of the Company’s cash balances are maintained in foreign banks.  At times, the Company maintains deposits in financial institutions in excess of federally insured limits.

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

FS 12

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

3.         Significant Accounting Policies (continued)

Income taxes
The Company follows the liability method of tax allocation.  This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities.  The tax benefits of tax loss carry-forwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not.  Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of the enacted rate change.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In accordance with FIN 48, the Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

Stock-based compensation plan
Compensation cost for all share based payments are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R “Share-Based Payment”.  Compensation cost is recognized on a straight line basis over the vesting period for the award.  The Company accounts for transactions in which it issues equity instruments to acquire goods or services from non employees.  These transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The fair value of share-based payments are capitalized or expensed, with a corresponding increase to additional paid-in capital for the equity method, or the share-based payment liability for the liability method.  Upon exercise of stock options, the consideration paid upon exercise is recorded as additional value of common shares and the amount previously recognized in additional paid-in capital is reclassified to common shares.

Oil and natural gas properties
The Company uses the full cost method of accounting for its oil and natural gas properties.  Separate cost centers are maintained for each country in which the Company incurs costs.  Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other internal costs directly attributable to these activities.  Costs associated with production and general corporate activities, however, are expensed in the period incurred.  To the extent that support equipment is used in oil and gas activities, the related depreciation is capitalized.  Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such disposition would alter the depletion and depreciation rate by 20% or more.

Capitalized costs of oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proven reserves plus the lower of cost or fair value of unproven properties.  Should capitalized costs exceed this ceiling, an impairment is recognized.

The present value of estimated future net cash flows is computed by applying year-end prices of oil and natural gas to estimated future production of proved oil and natural gas reserves as of year-end less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

Following the discovery of reserves and the commencement of production, the Company computes depletion of oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities.

The Company assesses all items classified as unproved property on a quarterly basis for possible impairment or reduction in value.  The Company assesses properties on an individual basis or as a group if properties are individually insignificant.  The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the related exploration costs incurred are charged to the statement of operations until such time that the Company has proven reserves, and then costs will be transferred to the full cost pool and are then subject to depletion.

FS 13

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

3.         Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements
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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value under US GAAP and expands disclosures about fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and non-financial assets acquired and liabilities assumed in a business combination.

In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 11 for information and related disclosures.

Beginning January 1, 2009, the Company will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  The Company currently does not have any financial assets that are valued using inactive markets, and as a result, the Company is not impacted by the issuance of FSP No. SFAS 157-3.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115  (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (Fair Value Option).  Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable.  At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings.

Following the election of the Fair Value Option for certain financial assets and liabilities, the Company would report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date.  The Company adopted this statement January 1, 2008 and did not elect the fair value option for any of its eligible financial instruments or other items.  As such, the adoption had no impact on the consolidated financial statements.

FS 14

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

3.           Significant Accounting Policies (continued)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Modernization of Oil and Gas Reporting
On December 31, 2008, the United States Securities and Exchange Commission (“SEC”) released Final Rule, Modernization of Oil and Gas Reporting to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances.  Many of the revisions are updates to definitions in the existing oil and gas accounting rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include (a) permitting the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes; (b) allow companies to disclose in SEC filed documents their probable and possible reserves to investors (currently, the SEC rules limit disclosure to only proved reserves);  (c) require companies to report the independence and qualifications of a reserves preparer or auditor; (d) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (e) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.  The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009.  Early adoption is not permitted.  The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

FS 15

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

4.         Restricted Deposits

The Company’s PSCs relating to exploration blocks onshore and offshore India contain provisions whereby the joint venture participants must provide the Government of India a bank guarantee in the amount of 35% of the participant's share of the minimum work program for a particular phase, to be undertaken annually during the budget period April 1 to March 31.  These bank guarantees have been provided to the Government of India and serve as guarantees for the performance of such minimum work program and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.

The term deposits securing these bank guarantees are as follows:

	December 31, 2008		December 31, 2007
	$		$
Exploration Blocks - India
Mehsana		160,000		155,000
Sanand/Miroli		1,300,000		920,000
Ankleshwar		1,490,000		950,000
Tarapur		940,000		940,000
DS 03		450,000		175,000
DS 04		215,000		175,000
KG Onshore		3,695,000		--
RJ 20		1,475,000		--
RJ 21		1,075,000		--
Exploration Blocks – Egypt
Block 6 N. Hap’y		--		900,000
Block 8 South Diyur		--		270,000
Other		--		70,480
		10,800,000		4,555,480

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties, primarily in India.

	December 31, 2008 $	December 31, 2007 $

Oil and natural gas properties (using the full-cost method)
Unproved properties	44,182,707	26,093,019
Proved properties	--	--
Total oil and natural gas properties	44,182,707	26,093,019

Building	889,609	889,609
Computer, office and other equipment	548,893	498,825

Total property and equipment	45,621,209	27,481,452
Impairment of oil and natural gas properties	(10,098,015)	--
Accumulated depreciation	(362,380)	(224,507)

Total property and equipment, net	35,160,814	27,256,945

The unproved oil and natural gas properties consist of contract interests in 10 exploration blocks held in India.  These blocks are at various stages of exploration and are not being depleted pending determination of existence of proved reserves.

The Company has capitalized $1,081,469 (2007 - $2,218,054) of general and administrative expenses directly related to exploration activities, including $477,959 (2007 - $852,004) of stock-based compensation expense.  In addition, the Company has capitalized $85,728 (2007 - $Nil) of support equipment depreciation.

FS 16

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

5.         Property and Equipment (continued)

Impairment of Oil and Gas Properties
For the year ended December 31, 2008, the Company charged $10,098,015 (December 31, 2007 - $Nil and December 31, 2006 - $Nil) to the statement of operations for impairment charges.

The Company entered into a Joint Bidding Agreement with two additional parties to bid on two exploration blocks in the Arab Republic of Egypt.  The agreement provided that the Company was to receive a 30% participating interest in any PSCs entered into.  The Company entered into two agreements with one of its co-parties whereby the Company assigned to the co-party all the Company's rights to receive a 30% participating interest in the exploration blocks awarded in exchange for an option exercisable on or before April 30, 2008 (subsequently extended to June 15, 2008) to reacquire all or a portion of those rights.

The Option Agreement expired and the Company determined the value of the Egyptian blocks to be impaired at June 30, 2008 and charged $3,652,461 to the statement of operations.  The amount of the impairment includes the value of the capitalized costs and the value of the related non-refundable bank guarantees.

The Company determined that the carrying values of the Oman and Yemen blocks were impaired as the Company has no current plans to further explore these areas.  As a result, $112,554 was charged to the statement of operations during the second quarter of 2008.

6.         Asset Retirement Obligation

Asset retirement obligations are recorded for an obligation where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.

The following table summarizes the changes in the asset retirement obligation:

	December 31, 2008 $	December 31, 2007 $

Asset retirement obligation at beginning of year	318,922	--
Liabilities incurred	282,474	318,922
Accretion expense	32,202	--

Asset retirement obligation at end of year	633,598	318,922

In determining the fair value of the asset retirement obligations, the estimated cash flows of new obligations incurred during the year have been discounted at 8.0% (2007 – 8.0%).  The total undiscounted amount of the estimated cash flows required to settle the obligations is $1,297,000 (2007 – $689,000).  The obligations will be settled on an ongoing basis over the useful lives of the operating assets, which extend up to 10 years in the future.

7.         Fair Value Measurements

Periodically, the Company utilizes marketable securities to invest a portion of its cash on hand.  These securities are carried at fair value on the consolidated balance sheets, with the changes in the fair value included in the consolidated statements of operations and comprehensive loss for the period in which the change occurs.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

FS 17

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

7.         Fair Value Measurements (continued)

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Cash and cash equivalents, accounts receivable, restricted deposits, accounts payable, accrued liabilities and amounts due to related companies are carried at fair value.

8.         Capital Stock

Private Placement
During June 2007, GeoGlobal completed the sale of 5,680,000 Units of its securities at $5.00 per Unit for aggregate gross cash proceeds of $28,400,000.

Each Unit is comprised of one common share and one half of one warrant.  One full warrant (2007 Stock Purchase Warrant) entitles the holder to purchase one additional common share for $7.50, for a term of two years expiring June 20, 2009.  In addition, compensation options (2007 Compensation Options) were issued to the placement agents entitling them to purchase an aggregate of 340,800 common shares at an exercise price of $5.00 per share until June 20, 2009.  The 2007 Stock Purchase Warrants and the 2007 Compensation Options are subject to accelerated expiration in the event that the price of the Company's common shares on the American Stock Exchange is $12.00 or more for 20 consecutive trading days, the resale of the shares included in the Units and the shares issuable on exercise of the 2007 Stock Purchase Warrants and the 2007 Compensation Options have been registered under the US Securities Act of 1933, as amended (the Act), and the hold period for Canadian subscribers has expired.  In such events, the term will be reduced to 30 days from the date of issuance of a news release announcing such accelerated expiration of the term.  At December 31, 2008 since not all such events have occurred, the accelerated expiration of the term for the 2007 Stock Purchase Warrants and the 2007 Compensation Options has not been triggered.

Escrowed common stock
In August 2003, the Company completed a transaction with GeoGlobal Resources (India) Inc., a corporation then wholly-owned by Mr. Jean Paul Roy, whereby the Company acquired all of the outstanding capital stock of GeoGlobal Resources (India) Inc. in exchange for 34.0 million shares of its Common Stock and a US$2.0 million promissory note which has been paid in full.  Of the 34.0 million shares, 14.5 million shares were delivered to Mr. Roy at the closing of the transaction and an aggregate of 19.5 million shares were held in escrow.

In August 2004, 14.5 million shares were released to Mr. Roy from escrow upon the commencement of a drilling program on the KG Offshore Block.  The final 5.0 million shares remain in escrow and will be released only if a commercial discovery as defined under the PSC is declared on the KG Offshore Block.

The terms of the transaction provide that Mr. Roy has the right to vote all 34.0 million shares following the closing, including the shares during the period that are held in escrow.  Shares not released from the escrow will be surrendered back to the Company.

FS 18

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

9.         Warrants

From time to time, the Company may issue compensation options, compensation warrants and or warrants (collectively the “warrants”) in connection with a finance offering as an incentive to participate in such offerings.  The fair value of any warrants issued is recorded as a reduction to share capital with a corresponding increase recorded to Warrants.  The fair value of the Warrants is determined using the Black–Scholes option pricing model and management’s assumptions as disclosed.

Activity with respect to all warrants is presented below for the years ended December 31, 2008, 2007 and 2006:
	2008		2007		2006
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $

Outstanding warrants at the beginning of year	5,599,716	7.60	2,418,916	8.80	3,204,416	7.25
Warrants granted	--	--	3,180,800	6.70	--	--
Warrants exercised	--	--	--	--	(785,500)	2.50
Warrants outstanding at the end of year	5,599,716	7.60	5,599,716	7.60	2,418,916	8.80

Exercisable at end of year	5,599,716	7.60	5,599,716	7.60	2,418,916	8.80

The weighted average remaining life by exercise price as of December 31, 2008 is summarized below:

Warrants	Outstanding and Exercisable #	Weighted Average Remaining Life (Months)	Weighted Average Exercise Price $
Compensation Options	535,944	5.6	7.31
Compensation Warrants	97,572	5.6	9.00
Warrants	4,966,200	5.6	9.44
	5,599,716	5.6	7.60

The warrants have certain terms and conditions as follows:

Compensation options enable the holder to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2009.  Certain compensation options consist of one compensation option and one half of one common share purchase warrant referred to as compensation warrants;

Compensation warrants enable the holder to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2009; and

Warrants enable the holder to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2009.

FS 19

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

9.         Warrants (continued)

Warrant Modification
On September 6, 2007, GeoGlobal extended the expiration date of its outstanding 2005 Stock Purchase Warrants, 2005 Compensation Options and 2005 Compensation Option Warrants from September 9, 2007 to June 20, 2009.

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

10.         Stock Options

The Company’s 1998 stock incentive plan (1998 Plan)
Under the terms of the 1998 Plan, as amended, 12,000,000 common shares were reserved for issuance on exercise of options granted under the 1998 Plan.  The 1998 Plan terminated on December 4, 2008 and as such, there are no options to be granted under the 1998 Plan.

The Company's 2008 stock incentive plan (2008 Plan)
On July 29, 2008 at the Annual Meeting of Stockholders, the shareholders of the Company approved the adoption of the 2008 Plan.  Under the terms of the 2008 Plan, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 2008 Plan.  As at December 31, 2008, the company had 10,625,000 common shares remaining for the grant of options under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) May 30, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

FS 20

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

10.         Stock Options (continued)

Stock-based compensation
The Company adopted SFAS 123(R), using the modified-prospective-transition method on January 1, 2006.  Under this method, the Company is required to recognize compensation cost for stock-based compensation arrangements with employees, non-employee consultants and non-employee directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, the Company recognizes compensation costs over the vesting periods for each separate vested tranche.

The following table summarizes stock-based compensation for employees, non-employee consultants and non-employee directors:

	Year ended Dec 31, 2008 $	Year ended Dec 31, 2007 $	Year ended Dec 31, 2006 $	Period from Inception, Aug 21, 2002 to Dec 31, 2008 $

Stock-based compensation
Consolidated Statements of Operations and Comprehensive Loss
General and administrative	674,547	929,824	1,048,477	2,652,850
Consulting fees	(48,290)	(258,832)	539,812	3,259,052
	626,257	670,992	1,588,289	5,911,902
Consolidated Balance Sheets
Oil and gas interests	477,959	852,004	1,424,225	4,495,248
	1,104,216	1,522,996	3,012,514	10,407,150

At December 31, 2008, the total compensation cost related to non-vested awards not yet recognized was $1,719,349 (December 31, 2007 – $1,348,523 and December 31, 2006 - $2,485,620) which will be recognized over a weighted-average period of 2.3 years.  During the years ended December 31, 2008 and December 31, 2007, cash received on exercise of stock options was $660,000 and $320,675 respectively.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Year ended Dec 31, 2008	Year ended Dec 31, 2007	Year ended Dec 31, 2006

Fair value of stock options granted	$1.25	$1.50	$2.09
Risk-free interest rate	1.3%	4.6%	4.1%
Volatility	102.0%	63.9%	73.5%
Expected life	3.8 years	1.3 years	1.4 years
Dividend yield	0%	0%	0%

FS 21

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

10.         Stock Options (continued)

Stock option table
Activity with respect to all stock options is presented below for the years ended December 31, 2008, 2007 and 2006:
	2008		2007		2006
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $

Outstanding options at beginning of year	4,470,000	4.04	3,517,500	3.37	3,761,000	1.49
Options granted	1,575,000	1.94	1,455,000	5.15	2,255,000	4.10
Options exercised	(600,000)	1.10	(317,500)	1.01	(2,468,500)	1.20
Options expired	(110,000)	6.50	(35,000)	1.01	(30,000)	1.18
Forfeitures and other adjustments	(10,000)	7.52	(150,000)	6.11	--	--
Options outstanding at end of year	5,325,000	3.69	4,470,000	4.04	3,517,500	3.37

Outstanding aggregate intrinsic value	$--		$4,554,000		$15,775,000

Exercisable at end of year	3,610,000	4.37	3,020,833	3.62	1,679,166	2.73

Exercisable aggregate intrinsic value	$--		$4,339,000		$8,594,933

The weighted average remaining life by exercise price as of December 31, 2008 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Remaining Life (Months)	Exercisable Shares #	Weighted Average Exercise Price $
1.00 - 2.99	1,375,000	36.0	60,000	1.72
3.00 - 4.99	2,375,000	58.0	2,105,000	3.92
5.00 - 5.99	1,505,000	42.9	1,375,000	5.04
6.00 - 6.99	50,000	81.1	50,000	6.81
7.00 - 7.99	20,000	10.8	20,000	7.52
	5,325,000	48.1	3,610,000	4.37

11.         Related Party Transactions
Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.

Roy Group (Mauritius) Inc.
In March 2003, the Company entered into a Participating Interest Agreement with Roy Group (Mauritius) Inc. (a party related by a common officer and director), whereby the Company assigned and holds in trust for 50% of the benefits and obligations of the production sharing contract covering the KG Offshore Block leaving the Company with a net 5% participating interest in the KG Offshore Block.  The assignment of interest is subject to approval by the Government of India.

Under the terms of the Participating Interest Agreement and until approval by the Government of India, the Company retains the exclusive right to deal with the other partners to the KG Offshore Block and is entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Inc.  The Company has a right of set-off against sums owing to GeoGlobal by Roy Group (Mauritius) Inc.  In the event that the Indian government consent is delayed or denied, resulting in either Roy Group (Mauritius) Inc. or the Company being denied an economic benefit it would have realized under the Participating Interest Agreement, the parties agreed to amend the Participating Interest Agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the Participating Interest Agreement.

FS 22

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

11.         Related Party Transactions (continued)

Roy Group (Barbados) Inc. (Roy Group)
Roy Group is related to the Company by common management and is controlled by an officer and director of the Company who is also a principal shareholder of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The term of the agreement, as amended, extends through December 31, 2008 and continues for successive periods of one year thereafter.  Roy Group receives consideration of $350,000 per year, as outlined and recorded below:

	Year ended Dec 31, 2008		Year ended Dec 31, 2007		Year ended Dec 31, 2006		Period from Inception, Aug 21, 2002 to Dec 31, 2008
	$		$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		175,000		70,000		70,000		443,667
Consolidated Balance Sheets
Oil & gas interests		175,000		280,000		280,000		1,249,666
		350,000		350,000		350,000		1,693,333

No options were granted during the year ended December 31, 2008 to the principal of Roy Group.  During the year ended December 31, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group, resulting from the vesting in 2007 of portions of the exercise rights of options granted during the year ended December 31, 2006 as outlined and recorded below:

Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	--	33,279	80,821	114,100
Consolidated Balance Sheets
Oil & gas interests	--	133,117	323,283	456,400
	--	166,396	404,104	570,500

At December 31, 2008, the Company owed Roy Group $35,800 (December 31, 2007 - $33,192) for services provided pursuant to the Technical Services Agreement and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

FS 23

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

11.         Related Party Transactions (continued)

D.I. Investments Ltd. (DI)
DI is related to the Company by common management and is controlled by an officer and director of the Company.  DI charges consulting fees for management, financial and accounting services rendered, as outlined and recorded below:

	Year ended Dec 31, 2008		Year ended Dec 31, 2007		Year ended Dec 31, 2006		Period from Inception, Aug 21, 2002 to Dec 31, 2008
	$		$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		212,750		185,000		185,000		914,465

No options were granted during the year ended December 31, 2008 to the principal of DI.  During the year ended December 31, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of DI, resulting from the vesting in 2007 of portions of the exercise rights of options granted during the year ended December 31, 2006 as outlined and recorded below:

Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	--	166,396	404,104	570,500

At December 31, 2008, the Company was owed $16,626 (December 31, 2007 – Company owed DI $26,007) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Year ended Dec 31, 2008		Year ended Dec 31, 2007		Year ended Dec 31, 2006		Period from Inception, Aug 21, 2002 to Dec 31, 2008
	$		$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		89,204		55,347		56,257		284,911

On December 18, 2008, 60,000 options were granted to the principle of Amicus at an exercise price of $1.72 which expire on December 31, 2011 and 30,000 options vest on each of March 31, 2009 and March 31, 2010, respectively.  During the year ended December 31, 2008, the Company recorded a recovery of compensation cost for stock-based compensation arrangements with the principle of Amicus in the amount of $30,580 (December 31, 2007 – recovery of $116,426) which relates to options granted in July 2007 and July 2006.  The negative value associated with this expense during the years ended 2008 and 2007 are a result of fluctuations in the Company’s share price over the several measurement dates.  The share price declined throughout 2007 and 2008 resulting in the recovery of the consulting fee expense recorded as of prior measurement dates.  The compensation cost for stock-based compensation arrangements are outlined and recorded below:

Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	(30,580)	(116,426)	269,906	585,625

At December 31, 2008, the Company owed Amicus $13,745 (December 31, 2007 - $6,953) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

FS 24

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

12.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Year ended Dec 31, 2008 $	Year ended Dec 31, 2007 $	Year ended Dec 31, 2006 $

Net income (loss) as per financial statements	(13,313,915)	(1,543,110)	(1,548,803)
Less warrant modification	--	(1,320,000)	--
Net loss for the year	(13,319,915)	(2,863,110)	(1,548,803)

Weighted average number of common shares outstanding:
Basic	67,407,395	64,389,605	59,763,629
Impact of securities convertible into common shares	502,013	854,635	1,893,726
Diluted	67,909,408	65,244,240	61,657,355

Per share amounts
Basic and diluted	(0.20)	(0.04)	(0.03)

Securities excluded from denominator as anti-dilutive:
Stock options	3,950,000	1,695,000	30,000
Warrants	4,966,200	4,966,200	2,126,200
Compensation options	535,944	535,944	--
Compensation option warrants	97,572	97,527	--
	9,549,716	7,294,671	2,156,200

In calculating the weighted average number of common shares outstanding, the 5,000,000 shares currently held in escrow have been excluded.

FS 25

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

13.         Income Taxes

Income tax expense
The Company or one of its subsidiaries operates in the United States, Canada, Barbados and India.  The income tax expense (recovery) reported differs from the amount computed by applying the United States statutory rate to income (loss) before income taxes for the following items:

	Year ended Dec 31, 2008		Year ended Dec 31, 2007		Year ended Dec 31, 2006		Period from Inception, Aug 21, 2002 to Dec 31, 2008
	$		$		$		$

Net loss		(13,313,915)		(1,543,110)		(1,548,803)		(21,272,176)
Expected tax rate		35.0%		35.0%		35.0%		35.0%
Expected income tax recovery		(4,659,870)		(540,089)		(542,081)		(7,446,245)
Excess of expected tax rate over tax rate of foreign affiliates		3,472,516		207,595		90,323		3,907,733
Non-deductible expenditures		256,544		256,147		605,618		2,228,697
Utilization of non-capital losses		--		--		(112,501)		(112,501)
Expiry of capital losses		2,061,731		--		--		2,061,731
Acquisition of losses		--		--		--		(4,355,268)
Other		(16,049)		29,289		92,455		229,038
		(1,114,872)		(47,058)		133,814		(3,486,815)
Valuation allowance		1,114,872		47,058		(133,814)		3,486,815
Provision for income taxes		--		--		--		--

The Company adopted FIN 48, effective January 1, 2007.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits.  There are no unrecognized tax benefits that if recognized would affect the tax rate.  There was no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2008.  The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, state jurisdictions and other foreign jurisdictions.  The Company is no longer subject to US federal or non-US income tax examinations for years before 2002.  There are no income tax examinations currently in process.

Deferred income taxes
The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.  Significant components of the Company’s deferred tax assets and liabilities that result from carry forwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	December 31, 2008 $	December 31, 2007 $

Difference between tax base and reported amounts of depreciable assets	12,980	(83,552)
Non-capital loss carry forwards	3,473,835	2,623,508
Capital loss carry forwards	--	2,061,731
	3,486,815	4,601,687
Valuation allowance	(3,486,815)	(4,601,687)
Deferred income tax asset	--	--

To date, the Company has incurred operating losses since inception.  This general pattern does not allow the Company to project sufficient sources of future taxable income to offset our net deferred tax assets.  Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FAS 109 and as a result, a valuation allowance has been recorded to off-set the net deferred tax asset at December 31, 2008.

FS 26

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

13.         Income Taxes (continued)

Loss carry forwards
At December 31, 2008, the Company has non-capital loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements:

Tax Jurisdiction	Amount $	Expiry Dates Commence (year)
United States	8,516,000	2023
Canada	1,013,000	2015
Barbados	1,674,000	2012
India	450,000	2016
	11,653,000

At December 31, 2008, $5,890,659 of capital loss carry forwards to reduce capital gains for US income tax purposes expired.

14.         Segmented Information

The majority of the Company’s oil and natural gas exploration activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	December 31, 2008 $	December 31, 2007 $

Oil and natural gas properties
India	35,194,692	23,533,404
Egypt	--	2,447,061
Oman and Yemen	--	112,554
	35,194,692	26,093,019

15.         Commitments

Pursuant to current production sharing contracts, the Company is required to perform minimum exploration activities that include various types of surveys, acquisition and processing of seismic data and drilling of exploration wells.  These obligations have not been provided for in the financial statements.  The Company has an office lease commitment in Calgary, Canada which expires April 2009.

The anticipated payments due under these agreements in effect at December 31, 2008 are as follows:

	Operating Leases	Production Sharing Contracts
	$	$
2009	48,000	9,100,000
2010	--	9,100,000
2011	--	13,400,000
2012	--	--
2013	--	--
Thereafter	--	--
	48,000	31,600,000

The Company has applied to increase its participating interest under a certain production sharing contract from 10% to 25%.  If this application is approved, the Company’s commitments would increase by $2.6 million in 2009, $0.9 million in 2010 and $11.1 million in 2011.  To date, the approval has not been granted.

FS 27

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

16.         Contingencies - Carried Interest Agreement Dispute

The Company has been engaged in discussions with GSPC seeking a resolution to this dispute however, no agreement has been reached as of March 20, 2009.  The Company has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to the Company under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of the Company (including the net 5% participating interest of RGM) under the terms of the Carried Interest Agreement.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.923 million).

Based upon the most recent letter dated November 28, 2008 received from GSPC, GSPC is seeking payment in the amount of Rs. 365.9 crore (or approximately $78.7 million) as of September 30, 2008, of which, 50% is for the account of RGM.

The Company has advised GSPC that, under the terms of the Carried Interest Agreement, the PSC, and the Joint Operating Agreement dated August 7, 2003, GSPC has no right to seek the payment and that it believes the payment GSPC is seeking is in breach of the Carried Interest Agreement.  The Company further reminded GSPC, that the Company under the terms of the Carried Interest Agreement shall be carried by GSPC for 100% of its entire share of any costs during the exploration phase prior to the start of commercial production.  The Company obtained the opinion of external Indian legal counsel which supports management's position with respect to the dispute.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.

Based upon a letter dated November 5, 2008 received from GSPC, estimated gross costs for the twelve month period October 1, 2008 to September 30, 2009 is approximately $750 million.  Accordingly, GSPC is expected to incur additional costs of approximately $75.0 million (10% participating interest) on behalf of the Company (including the 5% participating interest for RGM) under the terms of the Carried Interest Agreement.

17.           Supplementary Disclosures about Oil and Gas Production Activities (Unaudited)

The following information about the Company’s oil and gas activities is presented in accordance with U.S. Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities”.

Reserve quantity information
The Company has no proved developed or undeveloped reserves.

Capitalized costs
	Unevaluated $	Proved $	Accumulated DD&A and Valuation Allowances $	Total Capitalized Costs $

December 31, 2008
India	35,134,692	--	--	35,134,692
Egypt	--	--	--	--
Oman and Yemen	--	--	--	--
Total capitalized costs	35,134,692	--	--	35,134,692

December 31, 2007
India	23,533,403	--	--	23,533,403
Egypt	2,447,062	--	--	2,447,062
Oman and Yemen	112,553	--	--	112,553
Total capitalized costs	26,093,018	--	--	26,093,018

December 31, 2006
India	12,121,334	--	--	12,121,334
Egypt	--	--	--	--
Oman and Yemen	--	--	--	--
Total capitalized costs	12,121,334	--	--	12,121,334

FS 28

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

17.         Supplementary Disclosures about Oil and Gas Production Activities (Unaudited) (continued)

Costs incurred
	India $	Egypt $	Other $	Total $

Total costs incurred before DD&A
Year ended December 31, 2008
Property acquisition costs
Proved	--	--	--	--
Unproved	--	--	--	--
Exploration costs	16,833,961	--	--	16,833,961
Development costs	--	--	--	--
Total costs incurred	16,833,961	--	--	16,833,961

Year ended December 31, 2007
Property acquisition costs
Proved	--	--	--	--
Unproved	--	--	--	--
Exploration costs	11,383,979	2,447,062	112,553	13,943,594
Development costs	--	--	--	--
Total costs incurred	11,383,979	2,447,062	112,553	13,943,594

Year ended December 31, 2006
Property acquisition costs
Proved	--	--	--	--
Unproved	--	--	--	--
Exploration costs	8,163,611	--		8,163,611
Development costs	--	--	--	--
Total costs incurred	8,163,611	--	--	8,163,611

Results of operations for producing activities
The Company had no production in 2008, 2007 or 2006.

Standardized measure of discounted future net cash flows
The Company had no proved reserves as of December 31, 2008, 2007 or 2006.

FS 29

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2008

18.         Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information:

	For the three months ended
	March 31		June 30		September 30		December 31
	$		$		$		$

2008
Interest income		449,002		242,849		230,006		226,622

Net earnings (loss) and comprehensive earnings (loss)		(504,302)		(4,783,990)		(735,980)		(7,289,643)

Net earnings (loss) per share – basic and diluted		(0.01)		(0.07)		(0.01)		(0.11)

2007
Interest income		435,693		421,199		694,292		614,736

Net earnings (loss) and comprehensive earnings (loss)		(366,797)		(149,395)		(244,409)		(782,509)

Net earnings (loss) per share – basic and diluted		(0.01)		0.00		(0.02)		(0.01)

FS 30

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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	March 26, 2009

/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer, “Chief Accounting Officer” and Director	March 26, 2009

/s/ Brent J. Peters Brent J. Peters	Director	March 26, 2009

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	March 26, 2009

/s/ Michael J. Hudson Michael J. Hudson	Director	March 26, 2009

/s/ Dr. Avinash Chandra Dr. Avinash Chandra	Director	March 26, 2009