Form 10-Q
period 2009-03-31
GEOGLOBAL RESOURCES INC.
filed 2009-05-11
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009;
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite #310, 605 – 1 Street SW, Calgary, Alberta, Canada	T2P 3S9
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+1 403-777-9250

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐	NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	☑	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑

The number of shares outstanding of the registrant’s common stock as of May 11, 2009 was 72,805,756

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008 and for the period from inception on August 21, 2002 to March 31, 2009	4

	Consolidated Statements of Changes in Stockholders' Equity	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008 and for the period from inception on August 21, 2002 to March 31, 2009	7

	Notes to the Condensed Consolidated Financial Statements as at March 31, 2009	8-18

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4.	Controls and Procedures	26

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	27

ITEM 6.	Exhibits	31

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current
Cash and cash equivalents	23,965,918	25,432,814
Accounts receivable	148,876	229,642
Prepaids and deposits	137,813	242,059
	24,252,607	25,904,515

Restricted deposits (note 4)	6,925,000	10,800,000
Property and equipment (note 5)	38,644,258	35,160,814

	69,821,865	71,865,329

Liabilities
Current
Accounts payable	1,317,831	4,847,513
Accrued liabilities	6,229,663	4,330,591
Due to related companies (note 11)	87,142	32,916
	7,634,636	9,211,020

Asset retirement obligation (note 6)	672,005	633,598
	8,306,641	9,844,618
Stockholders' Equity
Capital stock
Authorized
100,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
72,805,756 common shares (December 31, 2008 – 72,805,756)	58,214	58,214
Additional paid-in capital	85,216,082	84,554,673
Deficit accumulated during the development stage	(23,759,072)	(22,592,176)
	61,515,224	62,020,711

	69,821,865	71,865,329
See Going Concern (note 2), Commitments (note 13) and Contingencies (note 14). The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three months ended March 31, 2009	Three months ended March 31, 2008	Period from Inception, August 21, 2002 to March 31, 2009

Expenses
General and administrative	833,169	505,288	8,452,181
Consulting fees	183,163	301,988	6,085,879
Professional fees	231,843	114,317	3,111,663
Impairment of oil and gas properties (note 5)	--	--	10,098,015
Depreciation	15,419	12,632	334,298
Accretion Expense	12,672	6,378	44,874
	1,276,266	940,603	28,126,910

Other expenses (income)
Consulting fees recovered	--	--	(66,025)
Equipment costs recovered	--	--	(19,395)
Gain on sale of equipment	--	--	(42,228)
Foreign exchange (gain) loss	4,726	12,701	115,483
Interest income	(114,096)	(449,002)	(5,675,673)
	(109,370)	(436,301)	(5,687,838)

Net loss and comprehensive loss for the period	(1,166,896)	(504,302)	(22,439,072)

Basic and diluted net loss per share (note 12)	(0.02)	(0.01)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders' Equity $

Common shares issued on incorporation - Aug 21, 2002	1,000	64	--	--	64
Net loss and comprehensive loss for the period	--	--	--	(13,813)	(13,813)
Balance at December 31, 2002	1,000	64	--	(13,813)	(13,749)

Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Common shares issued during 2003:
On acquisition	34,000,000	34,000	1,072,960	--	1,106,960
Options exercised for cash	396,668	397	101,253	--	101,650
December 2003 private placement financing	6,000,000	6,000	5,994,000	--	6,000,000
Share issuance costs on private placement	--	--	(483,325)	--	(483,325)
Share issuance costs on acquisition	--	--	(66,850)	--	(66,850)
Stock-based compensation	--	--	62,913	--	62,913
Net loss and comprehensive loss for the year	--	--	--	(518,377)	(518,377)
Balance at December 31, 2003	55,053,356	40,461	6,680,951	(532,190)	6,189,222

Common shares issued during 2004:
Options exercised for cash	115,000	115	154,785	--	154,900
Broker Warrants exercised for cash	39,100	39	58,611	--	58,650
Stock-based compensation	--	--	350,255	--	350,255
Net loss and comprehensive loss for the year	--	--	--	(1,171,498)	(1,171,498)
Balance at December 31, 2004	55,207,456	40,615	7,244,602	(1,703,688)	5,581,529

Common shares issued during 2005:
Options exercised for cash	739,000	739	1,004,647	--	1,005,386
2003 Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036	--	5,536,250
Broker Warrants exercised for cash	540,900	541	810,809	--	811,350
September 2005 private placement financing	4,252,400	4,252	27,636,348	--	27,640,600
Share issuance costs on private placement	--	--	(1,541,686)	--	(1,541,686)
Stock-based compensation	--	--	4,354,256	--	4,354,256
Net loss and comprehensive loss for the year	--	--	--	(3,162,660)	(3,162,660)
Balance at December 31, 2005	62,954,256	48,361	45,043,012	(4,866,348)	40,225,025

Common shares issued during 2006:
Options exercised for cash	2,284,000	2,285	2,706,895	--	2,709,180
Options exercised for notes receivable	184,500	185	249,525	--	249,710
2003 Purchase Warrants exercised for cash	785,500	786	1,962,964	--	1,963,750
Share issuance costs	--	--	(74,010)	--	(74,010)
Stock-based compensation	--	--	3,012,514	--	3,012,514
Net loss and comprehensive loss for the year	--	--	--	(1,548,803)	(1,548,803)
Balance at December 31, 2006	66,208,256	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during 2007:
Options exercised for cash	317,500	317	320,358	--	320,675
June 2007 private placement financing	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement	--	--	(2,612,973)	--	(2,612,973)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	1,522,996	--	1,522,996
Net loss and comprehensive loss for the year	--	--	--	(1,543,110)	(1,543,110)
Balance as at December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (Unaudited)
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders' Equity $

Balance from December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

Common shares issued during 2008:
Options exercised for cash	600,000	600	659,400	--	660,000
Stock-based compensation	--	--	1,104,216	--	1,104,216
Net loss and comprehensive loss for the year	--	--	--	(13,313,915)	(13,313,915)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Transactions during the period:
Stock-based compensation (note 10)	--	--	661,409	--	661,409
Net loss and comprehensive loss for the period	--	--	--	(1,166,896)	(1,166,896)

Balance as at March 31, 2009	72,805,756	58,214	85,216,082	(23,759,072)	61,515,224
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31, 2009	Three months ended March 31, 2008	Period from Inception, August 21, 2002 to March 31, 2009

Cash flows provided by (used in) operating activities:
Net loss	(1,166,896)	(504,302)	(22,439,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	12,672	6,378	44,874
Asset impairment	--	--	10,098,015
Depreciation	15,419	12,632	334,298
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 10)	379,245	172,493	6,291,147
2005 Compensation Option and Warrant modification	--	--	240,000
Changes in operating assets and liabilities:
Accounts receivable	80,766	(162,014)	(73,876)
Prepaids and deposits	104,246	17,775	(106,245)
Accounts payable	369,996	(227,047)	418,237
Accrued liabilities	(270,757)	(230,000)	90,901
Due to related companies	54,226	8,851	45,386
	(421,083)	(905,234)	(5,098,563)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(3,190,964)	(4,410,916)	(41,021,299)
Property and equipment additions	--	(11,027)	(1,521,301)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits (note 4)	3,875,000	(4,025,000)	(8,095,000)
Changes in investing assets and liabilities:
Cash call receivable	--	(275,569)	--
Prepaids and deposits	--	(80,658)	(31,568)
Accounts payable	(3,899,678)	1,643,233	850,586
Accrued liabilities	2,169,829	538,553	6,138,762
	(1,045,813)	(6,621,384)	(40,562,354)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	--	--	75,612,165
Share issuance costs	--	--	(4,073,388)
Changes in financing liabilities:
Note payable	--	--	(2,000,000)
Accounts payable	--	--	61,078
Due to related companies	--	--	26,980
	--	--	69,626,835
Net increase (decrease) in cash and cash equivalents	(1,466,896)	(7,526,618)	23,965,918

Cash and cash equivalents, beginning of the period	25,432,814	48,134,858	--

Cash and cash equivalents, end of the period	23,965,918	40,608,240	23,965,918

Cash and cash equivalents
Current bank accounts	232,254	358,421	232,254
Short term deposits	23,733,664	40,249,819	23,733,664
	23,965,918	40,608,240	23,965,918
Cash taxes paid during the period	--	11,850	98,163

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

1.         Organization and Nature of Operations

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts with the Gujarat State Petroleum Corporation, Oil India Limited among others, and the Government of India and the development thereof.  The Company is a Delaware corporation whose common stock is listed and traded on the NYSE Euronext Exchange under the symbol GGR.

On August 29, 2003 (the inception date), the Company commenced oil and gas exploration activities.  As of March 31, 2009, the Company has not produced a sustainable positive cash flow from its oil and gas operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.”  Among the disclosures required by SFAS No. 7 are that the Company’s financial statements be identified as those of a development stage company.  In addition, the statements of operations and comprehensive loss, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures in accordance with SFAS No. 7 until such time that the Company’s oil and gas properties have generated significant revenues.

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

The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company's financial statements as at and for the period ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company during the three months ended March 31, 2009 incurred a net loss of approximately $1.2 million, used approximately $0.4 million of cash flow in its operating activities, used approximately $1.0 million in its investing activities and had an accumulated deficit of approximately $23.8 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur expenditures to further its exploration programs and the Company's existing cash balance and any cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its exploration commitments of $31.9 million over the next three years.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  As a result of the current global financial crisis and lack of liquidity in the banking system, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures.

As at March 31, 2009, the Company has working capital of approximately $16.7 million which is available for the Company's future operations.  In addition, the Company has $6.9 million in restricted deposits pledged as security against the minimum work programs which will be released upon completion of the minimum work programs.

Should the going concern assumption not be appropriate and the Company is not able to realize its assets and settle its liabilities, commitments (as described in note 13) and contingencies (as described in note 14) in the normal course of operations, these condensed consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

These condensed consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if the Company is unable to continue as a going concern.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

3.         Significant Accounting Policies

Basis of presentation
The accompanying condensed consolidated financial statements of the Company, with the exception of the Consolidated Balance Sheet at December 31, 2008, have not been audited, are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these condensed consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at March 31, 2009, the results of operations and cash flows for the three months ended March 31, 2009 and 2008 and for the period from inception of August 21, 2002 to March 31, 2009.  In preparing these accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and related disclosures.  The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or circumstances.

Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncements
SFAS 141R – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations”.  SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  The Company adopted this new accounting standard on January 1, 2009.  The adoption of SFAS 141R will impact future business combinations.

FSP 157-2 – In February 2008, the FASB issued FASB Staff Position on Statement 157, "Effective Date of FASB Statement No. 157, "(FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  The Company’s significant nonfinancial assets and liabilities include those reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and non-financial assets acquired and liabilities assumed in a business combination.  The Company adopted this new accounting standard on January 1, 2009.  The adoption of FSP 157-2 did not have an impact on our financial statements.

FSP 157-3 – In October 2008, the FASB issued FASB Staff Position on Statement 157, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies how SFAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value.  It also reaffirms the notion of fair value as the exit price as of the measurement date.  FSP 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued.  The Company adopted this new accounting standard effective July 1, 2008.  The adoption of FSP 157-3 did not have a material impact on our financial statements.

SFAS 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  Under SFAS 160, all entities are required to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and non-controlling interests will be treated as equity transactions.  The Company adopted this new accounting standard on January 1, 2009.  The adoption of SFAS 160 did not have an impact on our financial statements.

SFAS 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  The Company adopted this new accounting standard on January 1, 2009.  The adoption of SFAS 161 did not have a material impact on our financial statements as the standard relates only to disclosures of items measured at fair value.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

3.           Significant Accounting Policies (continued)

SFAS 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 was effective November 16, 2008.  This Statement did not result in a change in the Company’s current practice.

FSP FAS 107-1 and APB 28-1 – In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1).  This FSP requires that the fair value disclosures required by SFAS 107 “Disclosures about Fair Value of Financial Instruments” be included for interim reporting periods.  The Company will adopt this new accounting standard effective April 1, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on the Company’s financial statements.

FSP FAS 115-2 and FAS 124-2 – In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis.  Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income.  We will adopt this new accounting standard effective April 1, 2009.  The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s financial statements.

FSP FAS 157-4 – In April 2009, the FASB issued FASB Staff Position on FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets.  The Company will adopt this new accounting standard effective April 1, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on the Company’s financial statements.

FSP FAS 141R-1 – In April 2009, the FASB issued FASB Staff Position on FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1).  FSP FAS 141R-1 requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period.  The Company adopted this new accounting standard on January 1, 2009.  The adoption of FSP FAS 140R-1 did not have an impact on the Company’s financial statements.

4.         Restricted Deposits

The Company’s PSCs relating to exploration blocks onshore and offshore India contain provisions whereby the joint venture participants must provide the Government of India a bank guarantee in the amount of 35% of the participant's share of the minimum work program for a particular phase, to be undertaken annually during the budget period April 1 to March 31.  These bank guarantees have been provided to the Government of India and serve as guarantees for the performance of such minimum work programs and are in the form of irrevocable letters of credit which are secured by term deposits of the Company in the same amount.

The term deposits securing these bank guarantees are as follows:

	March 31, 2009	December 31, 2008
	$	$
Exploration Blocks - India
Mehsana	160,000	160,000
Sanand/Miroli	1,300,000	1,300,000
Ankleshwar	1,490,000	1,490,000
Tarapur	940,000	940,000
DS 03	450,000	450,000
DS 04	215,000	215,000
KG Onshore	1,475,000	3,695,000
RJ 20	490,000	1,475,000
RJ 21	405,000	1,075,000
	6,925,000	10,800,000

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties, primarily in India.

	March 31, 2009 $	December 31, 2008 $

Oil and natural gas properties (using the full-cost method)
Unproved properties	47,694,825	44,182,707
Proved properties	--	--
Total oil and natural gas properties	47,694,825	44,182,707

Building	889,609	889,609
Computer, office and other equipment	548,893	548,893

Total property and equipment	49,133,327	45,621,209
Impairment of oil and natural gas properties	(10,098,015)	(10,098,015)
Accumulated depreciation	(391,054)	(362,380)

Total property and equipment, net	38,644,258	35,160,814

The unproved oil and natural gas properties consist of contract interests in 10 exploration blocks held in India.  These blocks are at various stages of exploration and are not being depleted pending determination of existence of proved reserves.

The Company has capitalized $448,714 (March 31, 2008 - $294,065) of general and administrative expenses directly related to exploration activities, including $282,164 (March 31, 2008 - $170,079) of stock-based compensation expense.  In addition, the Company has capitalized $13,255 (March 31, 2008 - $nil) of support equipment depreciation.

Impairment of Oil and Gas Properties
For the period ended March 31, 2009, the Company charged $nil (March 31, 2008 - $nil) to the statement of operations for impairment charges.

6.         Asset Retirement Obligation
Asset retirement obligations are recorded for an obligation where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.

The following table summarizes the changes in the asset retirement obligation:

	March 31, 2009 $	December 31, 2008 $

Asset retirement obligation at beginning of period	633,598	318,922
Liabilities incurred	25,735	282,474
Accretion expense	12,672	32,202

Asset retirement obligation at end of period	672,005	633,598

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

7.         Fair Value Measurements

Periodically, the Company utilizes cash equivalents held in guaranteed investment certificates, terms deposits and bearer deposits notes to invest a portion of its cash on hand.  These securities are carried at fair value on the consolidated balance sheets, with the changes in the fair value included in the consolidated statements of operations and comprehensive loss for the period in which the change occurs.

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

As at March 31, 2009, the Company’s financial assets that are re-measured at fair value on a recurring basis consisted of $23,733,664 in cash equivalents that are classified as cash and cash equivalents and $6,925,000 in cash equivalents that are classified as restricted deposits in the Consolidated Balance Sheets, as there are no withdrawal restrictions, and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets.

8.         Escrowed common stock

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

9.         Warrants

From time to time, the Company has issued compensation options, compensation warrants and or warrants (collectively the “warrants”) in connection with financing transactions.  The fair value of any warrants issued is recorded as a reduction to share capital with a corresponding increase recorded to Warrants.  The fair value of the Warrants is determined using the Black–Scholes option pricing model and management’s assumptions as disclosed.

Activity with respect to all warrants is presented below for the periods as noted:

	March 31, 2009		December 31, 2008
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $

Outstanding warrants at the beginning of period	5,599,716	7.91	5,599,716	7.91
Warrants granted	--	--	--	--
Warrants exercised	--	--	--	--
Warrants outstanding at the end of period	5,599,716	7.91	5,599,716	7.91

Exercisable at end of period	5,599,716	7.91	5,599,716	7.91

The weighted average remaining life by exercise price as of March 31, 2009 is summarized below:

Warrants	Outstanding and Exercisable #	Weighted Average Remaining Life (Months)	Weighted Average Exercise Price $
Compensation Options	535,944	2.6	5.55
Compensation Warrants	97,572	2.6	9.00
Warrants	4,966,200	2.6	8.14
	5,599,716	2.6	7.91

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

10.         Stock Options

The Company's 2008 Stock Incentive Plan (2008 Plan)
On July 29, 2008 at the Annual Meeting of Stockholders, the shareholders of the Company approved the adoption of the 2008 Plan.  Under the terms of the 2008 Plan, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 2008 Plan.  As at March 31, 2009, the Company had 10,625,000 common shares remaining for the grant of options under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) May 30, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

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

The following table summarizes stock-based compensation for employees, non-employee consultants and non-employee directors:

	Three months ended March 31, 2009	Three months ended March 31, 2008	Period from Inception August 21, 2002 to March 31, 2009

Stock-based compensation
Consolidated Statements of Operations
General and administrative	363,345	181,104	3,016,195
Consulting fees	15,900	(8,611)	3,274,952
	379,245	172,493	6,291,147
Consolidated Balance Sheets
Oil and gas interests	282,164	170,079	4,777,442
	661,409	342,572	11,068,589

At March 31, 2009, the total compensation cost related to non-vested awards not yet recognized was $692,017 (December 31, 2008 – $1,719,349) which will be recognized over a weighted-average period of 2.3 years.  During the three months ended March 31, 2009 and March 31, 2008, no stock options were exercised.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Fair value of stock options granted (per option)	$ 0.27	$ 1.50
Risk-free interest rate	1.09%	1.62%
Volatility	103%	122%
Expected life	2.6 years	2.2 years
Dividend yield	0%	0%

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

10.         Stock Options (continued)

Stock option table
Activity with respect to all stock options is presented below for the periods as noted:

	March 31, 2009		December 31, 2008
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $

Outstanding options at beginning of period	5,325,000	3.69	4,470,000	4.04
Options granted	--	--	1,575,000	1.94
Options exercised	--	--	(600,000)	1.10
Options expired	(35,000)	6.45	(110,000)	6.50
Forfeitures and other adjustments	--	--	(10,000)	7.52
Options outstanding at end of period	5,290,000	3.67	5,325,000	3.69

Outstanding aggregate intrinsic value	$--		$--

Exercisable at end of period	4,162,500	3.98	3,610,000	4.37

Exercisable aggregate intrinsic value	$--		$--

The weighted average remaining life by exercise price as of March 31, 2009 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Remaining Life (Months)	Exercisable Shares #	Weighted Average Exercise Price $
1.00 - 2.99	1,375,000	33.0	647,500	1.72
3.00 - 4.99	2,375,000	55.0	2,105,000	3.92
5.00 - 5.99	1,490,000	40.1	1,360,000	5.04
6.00 - 6.99	50,000	78.1	50,000	6.81
	5,290,000	45.3	4,162,500	3.98

11.         Related Party Transactions
Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.

Roy Group (Mauritius) Inc. (RGM)
In March 2003, the Company entered into a Participating Interest Agreement with RGM (a party related by a common officer and director), whereby the Company assigned and holds in trust for 50% of the benefits and obligations of the production sharing contract covering the KG Offshore Block leaving the Company with a net 5% participating interest in the KG Offshore Block.  The assignment of interest is subject to approval by the Government of India.

Under the terms of the Participating Interest Agreement and until approval by the Government of India, the Company retains the exclusive right to deal with the other partners to the KG Offshore Block and is entitled to make all decisions regarding the interest assigned to RGM.  The Company has a right of set-off against sums owing to GeoGlobal by RGM.  In the event that the Indian government consent is delayed or denied, resulting in either RGM or the Company being denied an economic benefit it would have realized under the Participating Interest Agreement, the parties agreed to amend the Participating Interest Agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the Participating Interest Agreement.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

11.         Related Party Transactions (continued)

Roy Group (Barbados) Inc. (Roy Group)
Roy Group is related to the Company by common management and is controlled by an officer and director of the Company who is also a principal shareholder of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The term of the agreement, as amended, extends through December 31, 2009 and continues for successive periods of one year thereafter.  Roy Group receives consideration of $350,000 per year, as outlined and recorded below:

	Three months ended March 31, 2009		Three months ended March 31, 2008		Period from Inception, August 21, 2002 to March 31, 2009
	$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		65,625		43,750		509,292
Consolidated Balance Sheets
Oil & gas interests		21,875		43,750		1,271,541
		87,500		87,500		1,780,833

At March 31, 2009, the Company owed Roy Group $64,966 (December 31, 2008 - $35,800) for services provided pursuant to the Technical Services Agreement and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

D.I. Investments Ltd. (DI)
DI is related to the Company by common management and is controlled by an officer and director of the Company.  DI charges consulting fees for management, financial and accounting services rendered, as outlined and recorded below:

	Three months ended March31, 2009		Three months ended March 31, 2008		Period from Inception, August 21, 2002 to March 31, 2009
	$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		53,187		53,187		967,652

At March 31, 2009, the Company owed DI $12,315 (December 31, 2008 – the Company was owed $16,629) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

11.         Related Party Transactions (continued)

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Three months ended March 31, 2009		Three months ended March 31, 2008		Period from Inception, August 21, 2002 to March 31, 2009
	$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		13,303		24,291		298,214

The Company recognized compensation cost or recovery of compensation cost for stock-based compensation arrangements with the principal of Amicus as outlined and recorded below:

Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	6,459	(4,513)	592,084

At March 31, 2009, the Company owed Amicus $9,861 (December 31, 2008 - $13,745) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

12.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended March 31, 2009	Three months ended March 31, 2008

Net income (loss) as per financial statements	(1,166,896)	(504,302)

Weighted average number of common shares outstanding:
Basic	67,805,756	67,205,755
Impact of securities convertible into common shares	--	408,886
Diluted	67,805,756	67,614,641

Per share amounts
Basic and diluted	(0.02)	(0.01)

Securities excluded from denominator as anti-dilutive:
Stock options	5,290,000	3,870,000
Warrants	4,966,200	4,966,200
Compensation options	535,944	535,944
Compensation option warrants	97,572	97,572
	10,889,716	9,469,716

In calculating the weighted average number of common shares outstanding, the 5,000,000 shares currently held in escrow have been excluded.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

13.         Commitments

Pursuant to current production sharing contracts, the Company is required to perform minimum exploration activities that include various types of surveys, acquisition and processing of seismic data and drilling of exploration wells.  These obligations have not been provided for in the financial statements.  The Company has an office lease commitment in Calgary, Canada.

The anticipated payments due under these agreements in effect are as follows:

	Operating Leases	Production Sharing Contracts
	$	$
2009	70,000	9,422,000
2010	--	9,100,000
2011	--	13,400,000
2012	--	--
2013	--	--
Thereafter	--	--
	70,000	31,922,000

The Company has applied to increase its participating interest under a certain production sharing contract from 10% to 25%.  If this application is approved, the Company’s commitments would increase by $4.0 million in 2009, $2.2 million in 2010 and $11.1 million in 2011.  To date, the approval has not been granted.

14.         Contingencies - Carried Interest Agreement Dispute

The Company has been engaged in discussions with GSPC seeking a resolution to this dispute however, no agreement has been reached as of May 11, 2009.  The Company has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to the Company under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of the Company (including the net 5% participating interest of RGM) under the terms of the Carried Interest Agreement.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.923 million).

Based upon the most recent correspondence from GSPC dated November 28, 2008, GSPC is seeking payment in the amount of Rs. 365.9 crore (or approximately $78.7 million) plus interest as of September 30, 2008, of which, 50% is for the account of RGM.  As a consequence of additional exploration expenditures for the fourth quarter of 2008 and the first quarter of 2009, we estimate the amount to be approximately $100.0 million plus interest as of March 31, 2009.  The Company disputes this assertion of GSPC.

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

To date, we have not earned any revenue from these activities and are considered to be in the development stage under Financial Accounting Standards Board Statement of Accounting Standards No. 7.  The recoverability of the costs we have incurred to date is uncertain and dependent upon us achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the PSCs in India and upon future profitable operations.

All of the exploration activities in which we are a participant should be considered highly speculative.

All dollar amounts stated in this Quarterly Report are stated in United States dollars.

All meterage of drilled wells referred to in this Quarterly Report are measured depths unless otherwise stated.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Condensed Consolidated Financial Statements and the related Notes appearing elsewhere in this Quarterly Report.  This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements.  Factors that may cause or contribute to such differences include those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as those discussed elsewhere in this Quarterly Report.  For further information, refer to the Consolidated Financial Statements and related Notes and the Management's Discussion and Analysis thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Glossary of Certain Defined Terms:
GSPC – means Gujarat State Petroleum Corporation Limited, a company organized under the laws of India.
PSC – means Production Sharing Contract.
NELP – means National Exploration Licensing Policy.
MMscfd – million standard cubic feet per day.

Results of Operations for the Three Months ended March 31, 2009 and 2008
General and Administrative:
For the three months ended March 31, 2009, our general and administrative expenses increased to $833,000 from $505,000.  Significant items included in general and administrative expenses include administrative salaries and related stock-based compensation costs, rental and office costs, insurance and public company costs including shareholder relations, listing and filing fees and transfer agent fees and services.

Stock-based compensation costs increased to $363,000 compared with $181,000 for the three months ended March 31, 2008.  The increased stock-based compensation costs are primarily related to the stock options granted in December 2008 and the related Black Scholes fair value calculation.  In addition, salaries increased due to increased corporate stewardship requirements, travel increased as we attempt to resolve our carried interest dispute, and bank guarantee fees were higher due to the timing of the renewals.

Consulting Fees:
For the three months ended March 31, 2009, our consulting fee expenses decreased to $183,000 from $302,000.  Significant items included in consulting fee expenses include a portion of the costs paid to Roy Group (Barbados) Inc. for Chief Executive Officer services, the costs paid to D.I. Investments Inc. for Chief Financial Officer services, the related health care costs and other consulting costs as incurred.

In the first quarter of 2009, we incurred costs of $66,000 to Roy Group (Barbados) Inc. compared with $44,000 in the first quarter of 2008.  We expensed 75% (2008 – 50%) of the costs paid to Roy Group (Barbados) Inc. for CEO related duties and other general corporate affairs.  The remaining 25% (2008 – 50%) was capitalized for technical geological services.  We evaluate the payment of these costs annually to determine the appropriate allocation.  In the first quarter of 2008, we incurred $75,000 paid to a broker in an effort to market and sell our Egypt blocks.  As no offers materialized, no further costs were incurred.  In addition, approximately $40,000 was incurred during the first quarter of 2008 in an effort to manage the restatement of prior years’ financial statements.  Costs paid to D.I. Investments Inc. remained consistent at $53,000.

Professional Fees:
For the three months ended March 31, 2009, our professional fee expenses increased to $232,000 from $114,000.  Significant items included legal, audit and review, and other professional advisors as required.

In the first quarter of 2009, the primary increase in costs relates to a review of our corporate structure by a legal firm.  These types of costs were not incurred in the first quarter of 2008.

Impairment:
There were no impairment charges during the three months ended March 31, 2009 or March 31, 2008.

Interest Income:
Interest income during the three months ended March 31, 2009 was $114,000 compared with $449,000 for the same period in 2008.  This decrease is primarily attributed to a lower interest rate earned on our short-term investments as well as lower cash balances.  The average cash balance in the first quarter of 2009 was $33.6 million compared with $55.9 million in the first quarter of 2008.

Other:
We capitalized certain overhead costs directly related to our exploration activities in India.  During the three months ended March 31, 2009, these capitalized overhead costs were $449,000 as compared to $294,000 during the three months ended March 31, 2008.  The treatment of capitalized overhead costs remained consistent with the comparable quarter and includes costs relating to personnel, consultants, their travel, necessary resources and stock-based compensation directly associated with the advancement of our oil and gas interests.  The total stock-based compensation capitalized during the three months ended March 31, 2009 was $282,000 compared with $170,000 for the three months ended March 31, 2008.

Liquidity
Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our condensed consolidated financial statements as at and for the three months ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have incurred a history of operating losses and negative cash flows from operations.  These matters raise doubt about our ability to continue as a going concern.

At March 31, 2009, our cash and cash equivalents were $24.0 million (December 31, 2008 - $25.43 million).  The majority of this balance is being held in US funds.  Approximately $23.7 million is held in term deposits earning interest that will contribute towards covering a portion of our administrative costs and overhead throughout the next fiscal year.  We have working capital of approximately $16.6 million which is available for our future operations.  In addition, we have $6.9 million in restricted deposits pledged as security against the minimum work program on our exploration blocks, which will be released upon completion of the minimum work program.

We expect to incur expenditures to further our exploration programs.  Our existing cash balance and any cash flow to be generated from operating activities may not be sufficient to satisfy our current obligations and meet our exploration commitments of $31.9 million over the next three years.

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

Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies, as more fully described in these condensed consolidated financial statements in the normal course of operations, our consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.  These condensed consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

We believe at this time that the outcome of the GSPC Carried Interest dispute will not have a material effect on our liquidity.

Our cash and cash equivalents decreased by $1.47 million to $23.97 million from $25.43 million at December 31, 2008.  The primarily result of the decrease in funds can be attributed to the following activities:

Our net cash used in operating activities during the three months ended March 31, 2009 was $0.42 million as compared to $0.90 million for the three months ended March 31, 2008.  The use of cash is mainly related to general and administrative costs, consulting fees and professional fees combined with lower interest income earned on our short-term investments during the three months ended March 31, 2009.

Cash used by investing activities during the three months ended March 31, 2009 was $1.04 million as compared to $6.62 million during the three months ended March 31, 2008.  This decrease is a result of cash payments of approximately $4.92 million primarily to our joint venture partners which was then off-set by a reduction of our restricted deposits totaling $3.87 million.  The restricted deposits were returned to cash and cash equivalents which are now available for general corporate purposes.

No cash was provided by financing activities for the three months ended March 31, 2009 or March 31, 2008.

Capital Resources
We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the 10 exploration blocks that we hold an interest in, will continue through 2009 in accordance with the terms of those agreements.  During the period April 1, 2009 to March 31, 2010, based on the estimated current budgets, we anticipate drilling thirty-four wells which entail approximately three exploratory wells in the KG Offshore Block, one appraisal well in Mehsana, two exploratory and five appraisal wells in Sanand/Miroli, nine exploration and two appraisal wells in Ankleshwar and eight appraisal and four development wells on our Tarapur Block.

In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the Government of India in the future.  As of May 11, 2009, we have no specific plans to bid or join with others in bidding for any specific PSCs in India and elsewhere.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, as opportunities arise, we may seek to acquire minority participating interests in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

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

As of May 11, 2009, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that may be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that if we seek to raise additional capital it will be through the sale of equity securities. As of May 7, 2009, we are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at March 31, 2009 were not substantially different than at December 31, 2008.

Critical Accounting Estimates
The preparation of financial statements under generally accepted accounting principles (GAAP) in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  On a regular basis we evaluate our assumptions, judgments and estimates.  We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for oil and gas accounting and impairment, asset retirement obligation and share-based payment arrangements have the greatest potential impact on our condensed consolidated financial statements.  These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Our critical accounting estimates are disclosed in Item 7 of our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2009, and have not changed materially since the filing of that document.

Recent Drilling Activities
Below is a summary description of information relating to certain material developments to our drilling activities subsequent to our last update of those drilling activities described within our December 31, 2008 Form 10-K filed on March 27, 2009.  For additional information and a more complete description of the PSCs to which we are a party, reference should be made to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q as well as our Current Reports on Form 8-K.

Krishna Godavari Offshore Block
In a Management Committee meeting held on May 4, 2009, GSPC as operator provided an update as to the status of the KG Offshore Block.

KG#21Well
The KG#21 exploratory well commenced drilling on September 22, 2008 using the Perro Negro 3 (PN-3) jack-up drilling rig.  The well is located approximately 1.36 kilometers northwest of the KG#8 discovery in approximately 60 meters of water depth in the southwestern portion of the KG Offshore Block in the Deen Dayal North-west fault block.  The well was slightly deviated and was drilled to a depth of 5,656 meters being a total vertical depth of 5,467 meters.  The objective of the KG#21 location is two main targets with the primary target being the Lower Cretaceous sequence which was unable to be tested in the KG#31 exploratory well due to mechanical problems and the secondary target being the Upper Cretaceous fan deposits.

The first drill stem test (DST-1) was conducted by perforating 37.5 net meters over the gross interval 5,593.7 to 5,642 meters.  This successful DST-1flowed during clean-up, on a 36/64 inch choke at a stabilised rate of 20 MMscfd gas and 2,600 barrels per day water with 4,670 pounds per square inch flowing well head pressure.  During the main flow, on a 20/64 inch choke, the well flowed at a stabilised rate of 10 MMscfd gas and 1,200 barrels per day water with 7,220 pounds per square inch flowing well head pressure.

GSPC as operator is currently planning seven drill stem tests on the KG#21 well in the Lower Cretaceous sequence over the 722 gross meter interval of 4,920.5 to 5,642.5 meters and one drill stem test over the 15 meter interval 3,615 to 3,630 meters in the Upper Cretaceous.  The next test to be conducted on the KG#21 well will be DST-2 which will be the perforation of 25 net meters over the interval 5,517.5 to 5,567.5 meters.

KG#33Well
The KG#33 appraisal well commenced drilling on November 4, 2008 using the Atwood Beacon jack-up drilling rig.  The well is located approximately 6.5 kilometers northeast of the KG#8 discovery in approximately 109 meters of water depth in the southeastern portion of the KG Offshore Block in the Deen Dayal East fault block.  The well was directionally drilled to a total depth of 5,126 meters being a total vertical depth of 4,596 meters.  The objective of the KG#33 location is to explore the hydrocarbon potential of the Lower Cretaceous sequence in the Deen Dayal East fault block and correlate to the KG#16 discovery well.

The first drill stem test (DST-1) was conducted by perforating 5.0 net meters over the gross interval 4,828 to 4,868 meters.  This DST-1 flowed during clean-up, on a 20/64 inch choke, at a stabilised rate of 0.7 MMscfd gas with 800 pounds per square inch flowing well head pressure.  DST-1 has been stopped and the operator intends to perform a hydraulic fracture of the zone and re-test the interval.

GSPC as operator is currently planning three drill stem tests on the KG#33 well over the 313 gross meter interval of 4,555 to 4,868 meters, with the next test (DST-1A) being a retest of the DST-I interval after the hydraulic fracture.

KG#19Well
The KG#19 exploratory well is located approximately 11 kilometers northeast of the KG#8 discovery in approximately 198 meters of water depth in the southeastern portion of the KG Offshore Block in the Deen Dayal East fault block.  The KG#19 well commenced drilling on May 2, 2008 using the Essar Wildcat self propelled semi-submersible drilling rig.  The well was suspended after setting the casing at 889 meters so that the Essar Wildcat rig could be repaired with a new 15,000 psi blow out preventer.  The Essar Wildcat rig resumed drilling the KG#19 well on January 1, 2009.  The well was vertically drilled to a total depth of 5,357 meters being a total vertical depth of 5,351 meters.  The objective of the KG#19 location is to explore and probe the hydrocarbon potential of the Lower Cretaceous sequence in the Deen Dayal East fault block.

The KG#19 well has been successfully logged and a seven inch liner is currently being run to total depth.  At present GSPC has identified two zones for testing covering the intervals 4,440 to 4,535 meters and 4,800 to 4,960 meters.

KG#32
The KG#32 appraisal well commenced drilling on May 2, 2008 using the Deep Driller 1 jack-up drilling rig.  The well is located approximately 8.3 kilometers northeast of the KG#8 discovery and approximately 1 kilometer northeast of the KG#22 location in approximately 60 meters of water depth in the southeastern portion of the KG Offshore Block in the Deen Dayal North fault block.  The well was directionally drilled to a total depth of 5,492 meters being a total vertical depth of 4,756 meters.  The objective of the KG-32 location was to explore the hydrocarbon potential of the Lower Cretaceous Early Rift Fill sequences in the Deen Dayal North fault block and to appraise the Upper Cretaceous gas discovery made in the KG#22 well.

One drill stem test (DST-1) was conducted by perforating 80.0 meters over the interval 4,897 to 4,977 meters.  This DST-1 flowed during clean-up, on a 32/64 inch choke, at stabilised rate of only 0.5 MMscfd gas with 188 pounds per square inch flowing well head pressure.  The formation was found to be tight and the KG#32 well has subsequently been suspended and the Deep Driller 1 drilling rig has been demobilized.

Q-Marine Seismic Data Acquisition
GSPC, as operator has recently completed a 240 square kilometre Q-Marine Seismic Data Acquisition over the Deen Dayal structure to image Lower Cretaceous sequences up to 7,000 meters depth for planning the development in this area.

GSPC, as operator is currently preparing the work program and budget for the fiscal year April 1, 2009 to March 31, 2010.  We believe the program will entail retaining only two of the drilling rigs, specifically the PN-3 and Essar Wildcat, with each rig drilling two exploratory wells at an estimated expenditure of approximately $384 million.  There are currently proposed one exploratory well in each of the Deen Dayal East and Deen Dayal North fault blocks to be drilled by the Essar Wildcat in deeper water and two exploratory wells to be drilled in shallower waters by the PN-3 in the Deen Dayal Northwest fault block.

Deen Dayal West Field Development Plan
GSPC advised that they intend to submit the Deen Dayal West field development plan in accordance with the provisions of the PSC before the end of the second quarter 2009 to the Management Committee for approval.  We anticipate that the Deen Dayal West field development plan will encompass six wells, which will include the KG#8, KG#15, KG#17, KG#21, G#28 and KG#31 wells.

Five wells (KG#16 KG#33, KG#22, KG#32 and KG#19) are awaiting further appraisal before the preparation and submission of a declaration of commerciality pursuant to the PSC can be supported.

As at May 11, 2009, a total of fifteen wells have been drilled on this block.   Of these fifteen wells, four exploratory wells in the northern portion of the block have been abandoned.

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

Based upon the most recent correspondence from GSPC dated November 28, 2008, GSPC is seeking a payment from us in the amount of approximately Rs. 365.9 crore (approximately $78.7 million) plus interest as of September 30, 2008, of which 50% is for the account of Roy Group (Mauritius) Ltd.  As a consequence of additional exploration expenditures for the fourth quarter of 2008 and the first quarter of 2009, we estimate the amount to be approximately $100.0 million plus interest as of March 31, 2009.  We dispute this assertion of GSPC.

We have advised GSPC that, under the terms of the Carried Interest Agreement, the terms of which are also incorporated into the PSC and the Joint Operating Agreement between the parties, it has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the Carried Interest Agreement.  We further reminded GSPC that over the past six years we have fulfilled our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the Carried Interest Agreement.  In furtherance of our position, we have obtained the opinion of Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

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

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum it claims we owe or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution however no agreement has been reached as of the date of filing of this Report.

Krishna Godavari Onshore Block
During the three months ended March 31, 2009 and through May 11, 2009, Oil India Ltd. as operator issued a tender for the 400 square kilometer 3D seismic acquisition and processing program.  Upon Oil India Ltd. awarding the contract, a crew is expected to be mobilized within 90 days from the date of the award of the contract to commence the work.  The remaining work commitment of an airborne gravity magnetic and geochemical survey are anticipated to commence in the third quarter of 2009.  This will be followed by the subsequent drilling of the first of the twelve exploration wells.

Tarapur Block
Tarapur 1 Discovery Area
In a meeting held on May 4, 2009, the Management Committee approved the Tarapur 1 field development plan which covers an area of approximately 2.14 square kilometers within the Tarapur 1 Discovery Area of approximately 9.7 square kilometers and includes three existing discovery wells (Tarapur 1, Tarapur P and Tarapur 5) and three development wells (TD-1, TD-2 and TD-3).  All six of these wells are tied into the oil tank storage facilities by way of a gathering system and we expect production from these wells to commence during the second quarter of 2009.

During the three months ended March 31, 2009 four appraisal wells (TA6-A2, TA6-A3, TA6-A5 and TA6-A7) commenced drilling and as at May 11, 2009 all four wells have completed drilling and are suspended awaiting testing.

As at May 11, 2009, six wells in the Tarapur 1 Discovery Area are ready to commence production and an additional eleven wells are drilled, tested and awaiting tie-in to the storage facilities.  GSPC as operator is currently in the process of preparing and filing the necessary declarations of commerciality for the Tarapur 4, Tarapur 6 and Tarapur G wells along with the field development plans pursuant to the provisions of the PSC in order to bring these additional wells within the Tarapur 1 Discovery Area onto production.

Other Areas of Tarapur Block
Exploration activities on the remaining areas of the Tarapur Block are conducted in three separate areas based on their relative location on the block as follows:
•	Tarapur South
As at May 11, 2009 five wells have been drilled in the Tarapur South area.  One well (TS-10) has been reported by GSPC as an oil discovery well pursuant to the terms of the PSC.  Three wells (TS-1, TS-4 & TS-5) have been tested and one well (TS-7) has been plugged.  The four suspended wells are awaiting further appraisal before the submission of a declaration of commerciality pursuant to the terms of the PSC.  The Tarapur South area is located approximately 40 kilometers to the southeast of the Tarapur 1 Discovery Area.
•	Tarapur North
As at May 11, 2009 thirteen wells have been drilled and three previously drilled wells have been re-entered in the Tarapur North area.  Of these sixteen wells, seven have been reported by GSPC as oil discoveries and are currently suspended along with two others, and seven have been abandoned.  The nine suspended wells are awaiting further appraisal before the submission of a declaration of commerciality pursuant to the terms of the PSC.  The Tarapur North area is located adjacent to and extending approximately thirty kilometers to the northeast of the Tarapur 1 Discovery Area.
•	Tarapur East
There are no wells drilled to date in the Tarapur East area.  The consortium has applied for an 18 month extension of the exploration phase to May 22, 2010 in order to acquire 330 square kilometers of 3D seismic and drill five exploration wells.  Approval for the extension is still pending.  The Tarapur East area is located approximately forty kilometers to the east of the Tarapur 1 Discovery Area.

GSPC, as operator is currently preparing the work program and budget for the fiscal year April 1, 2009 to March 31, 2010.  We believe the program will entail the drilling of a number of appraisal and development wells to focus on increasing production from the Tarapur Block.

Sanand/Miroli Block
During the three months ended March 31, 2009 the first of the two well drilling commitment for Phase III, the M-8 exploratory well, was drilled to a total depth of 3,405 meters   As at May 11, 2009, testing is underway on this well and five other wells. Upon completion and assessment of these tests, GSPC, as operator will determine the location of the second exploratory well as well as further appraisal wells to be drilled and budgeted for the upcoming fiscal year April 1, 2009 to March 31, 2010.

As at May 11, 2009 nineteen wells have been or are being drilled on this block.  Of these nineteen wells, sixteen are exploration wells which leaves only one further exploratory well to be drilled in the second quarter of 2009 to complete our Minimum Work Program commitment for the final Phase of the exploration period covering this block, and three are appraisal wells.  Six wells are discovery wells as reported by GSPC to the Director General of Hydrocarbons under the terms of the PSC.  Four wells are currently testing, four wells are currently suspended awaiting further appraisal and five wells have been abandoned.

Ankleshwar Block
No drilling of exploratory wells was done on this block during the three months ended March 31, 2009.  On February 26, 2009, GSPC as operator applied for a six month extension of Phase I to September 30, 2009 to complete the exploratory drilling commitments under Phase I on this block, which approval has been granted.  Drilling of the remaining nine exploratory wells under the Phase I Minimum Work Program is expected to commence before the end of the second quarter of 2009.

As at May 11, 2009, five exploratory wells have been drilled on this block.  Of the five wells; GSPC as operator is currently preparing an appraisal plan for the Ank-21 to be submitted as an oil discovery under the terms of the PSC, and four are to be abandoned.

Mehsana Block
During the three months ended March 31, 2009, the CB-3E well was drilled to a total depth of 2,450 meters to appraise the CB-3A discovery.  As at May 11, 2009, the CB-3E and CB-3A well are currently testing.  As at May 11, 2009, no significant quantities of hydrocarbons have been noted.

Jubilant Offshore Drilling Pvt. Ltd. continues to await the approval from the Directorate General of Hydrocarbons requesting an extension of six months to Phase I from the date of approval of such request to complete a testing and stimulation program on the remaining four existing wells.  As at May 11, 2009 this approval is pending.

As at May 11, 2009, eight wells have been drilled on this block.   Of these eight wells, seven are exploration wells which fulfill our Phase I Minimum Work Program commitment, and one is an appraisal well.

DS03 and DS04 Blocks
During the three months ended March 31, 2009, the gravity magnetic survey commenced on this block of which, the field work for the survey is expected to be completed by end of the second quarter.

RJ20 and RJ21 Blocks
During the three months ended March 31, 2009, the consortium completed the acquisition of approximately 230 square kilometers on the RJ21 block.  Processing and interpretation of all 3D seismic to date is currently being conducted and drilling locations will be identified based upon the interpreted results.  A tender for the acquisition, processing and interpretation of the 2D seismic will be tendered upon operating committee approval.

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

At March 31, 2009, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At March 31, 2009, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2008, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009, however, along with the Plan as disclosed in our Form 10-K for the year ended December 31, 2008, we continue to take steps to correct this situation.

Changes in Internal Controls
During the three months ended March 31, 2009, we implemented our Delegation of Authority Policy, Travel & Entertainment Expense Policy, and Employee Handbook to enhance communication and strengthen internal controls throughout our Company.

We engaged an independent law firm specialized in corporate tax to conduct a review of our corporate tax structure.

These actions are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Although we have implemented the controls above that we believe will remediate some of the material weaknesses as described in our Form 10-K for the year ended December 31, 2008, we are unable to conclude the material weaknesses have been remediated as of March 31, 2009 until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating  effectively. We expect to complete our analysis by the end of this fiscal year ending December 31, 2009.

There were no other changes in our internal control over financial reporting during the first quarter of 2009, other than those described above that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A.                      RISK FACTORS

Risks relating to us are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009.  Changes to certain of those risk factors which may be deemed to be material have been included in this quarterly report.  Reference should be made to our Annual Report as well as to the following for complete information regarding all risk factors material to investors.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our condensed consolidated financial statements as at and for the period ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2009, we incurred a net loss of approximately $1.2 million, used approximately $0.4 million of cash flow in its operating activities, used approximately $1.0 million in its investing activities and had an accumulated deficit of approximately $23.8 million.  These matters raise doubt about our ability to continue as a going concern.

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

Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies, as more fully described in these condensed consolidated financial statements in the normal course of operations, our consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.  These condensed consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $100.0 Million Plus Interest As Of March 31, 2009 On Account Of GSPC’s Exploration Costs On the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under all phases for the Minimum Work Program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) (including the net 5% interest of Roy Group (Mauritius) Inc.).

Based upon the most recent correspondence from GSPC dated November 28, 2008, GSPC asserts that the amount payable is Rs. 365.9 crore (approximately $78.7 million) plus interest as of September 30, 2008.  We estimate that the amount of GSPC’s claim as of March 31, 2009 to be approximately $100.0 million plus interest.  We dispute this assertion of GSPC.

We have advised GSPC that, under the terms of the Carried Interest Agreement, the terms of which are also incorporated into the PSC and the Joint Operating Agreement, it has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the Carried Interest Agreement.  We further reminded GSPC that over the past six years we have fulfilled our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the Carried Interest Agreement.  In furtherance of our position, we have obtained the opinion of prominent Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

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

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution however no agreement has been reached as of May 11, 2009.

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

On November 13, 2008 we advised GSPC that we exercised our right to participate in the drilling operations proposed in the November 5, 2008 GSPC letter as a Joint Operation under the terms of the PSC and Joint Operating Agreement.  Further, we advised GSPC, among other things, that our exercise was done pursuant to the terms of our Carried Interest Agreement with GSPC, and as such we would be carried for 100% of all of our share of any costs during the exploration phase prior to the start of initial commercial production and that the Carried Interest Agreement extends through the exploration period of the PSC.  As at May 11, 2009, this matter has not been resolved.

Our Internal Control Over Financial Reporting Was Not Effective As Of March 31, 2009 And Continuing Weaknesses In Our Internal Controls And Procedures Could Have A Material Adverse Effect On Us
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

As a result of these material weaknesses as at December 31, 2008, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting and our disclosure controls and procedures continue to be ineffective as of March 31, 2009, due to the conditions that led to the identification of the material weaknesses.  Prior to the filing of this report, we took certain steps to remediate these material weaknesses.  Although these actions are continuing, we anticipate that these actions when completed will remediate the material weaknesses we identified and strengthen our internal control over financial reporting.  However we cannot assure you that the finalized measures that we implement will effectively address such material weaknesses or that additional material weaknesses may not develop in the future.

Remedying the currently existing material weaknesses, as well as any additional significant deficiencies or material weaknesses that we or our independent auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources.  If we fail to timely remedy any current or additional material weaknesses or significant deficiencies that we or our auditors may identify or if we cannot produce reliable financial reports, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act all of which could result in a loss of investor confidence in the accuracy, timeliness and completeness of our financial reports. As a consequence, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and financial condition could be materially harmed.  In addition, we can give no assurance that our independent auditors will agree with our management’s assessment of the effectiveness of our internal control over financial reporting at that time.

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

As of March 31, 2009, we had cash and cash equivalents of approximately $24.0 million.  We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the next twelve months for our present level of operations on the ten exploration blocks in which we are currently a participant in.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our ten exploration blocks totals approximately $9.4 million during the next twelve months.  We anticipate our expenditures on the KG Onshore Block to be $2.5 million based upon a 10% participating interest.  Upon receipt of approval from the Government of India for the increase to a 25% participating interest, these expenditures will increase to $6.2 million.  Any further PSCs we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.

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

These statements appear, among other places, in Part I under the caption “Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II under the caption “Item 1A. - Risk Factors”.  If our plans fail to materialize, your investment will be in jeopardy.
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

Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military or terrorist activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption “Risk Factors” herein.  They are also described in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.

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

GEOGLOBAL RESOURCES INC.

May 11, 2009                                         By:  /s/ Allan J. Kent
----------------------------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)