Form 10-Q
period 2009-06-30
GEOGLOBAL RESOURCES INC.
filed 2009-08-07
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009;
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite #310, 605 – 1 Street SW, Calgary, Alberta, Canada	T2P 3S9
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+1 403-777-9250

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2009 was 72,805,756

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2009 and June 30, 2008 and for the period from inception on August 21, 2002 to June 30, 2009	4

	Consolidated Statements of Changes in Stockholders' Equity	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008 and for the period from inception on August 21, 2002 to June 30, 2009	7

	Notes to the Condensed Consolidated Financial Statements as at June 30, 2009	8

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 4.	Controls and Procedures	29

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	30

ITEM 6.	Exhibits	34

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current
Cash and cash equivalents	22,375,669	25,432,814
Accounts receivable	266,278	229,642
Prepaids and deposits	97,703	242,059
	22,739,650	25,904,515

Restricted deposits (note 4)	6,925,000	10,800,000
Property and equipment (note 5)	39,164,523	35,160,814

	68,829,173	71,865,329

Liabilities
Current
Accounts payable	3,548,052	4,847,513
Accrued liabilities	3,521,371	4,330,591
Due to related companies (note 11)	58,943	32,916
	7,128,366	9,211,020

Asset retirement obligation (note 6)	745,368	633,598
	7,873,734	9,844,618
Stockholders' Equity
Capital stock
Authorized
100,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
72,805,756 common shares (December 31, 2008 – 72,805,756)	58,214	58,214
Additional paid-in capital	87,556,739	84,554,673
Deficit accumulated during the development stage	(26,659,514)	(22,592,176)
	60,955,439	62,020,711

	68,829,173	71,865,329
See Going Concern (note 2), Commitments (note 13) and Contingencies (note 14). The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Period from Inception, August 21, 2002 to June 30, 2009

Revenue and other income
Oil sales	190,048	--	190,048	--	190,048
Interest income	83,933	242,849	198,029	691,851	5,759,606
Consulting fees recovered	--	--	--	--	66,025
Equipment costs recovered	--	--	--	--	19,395
Gain on sale of equipment	--	--	--	--	42,228
	273,981	242,849	388,077	691,851	6,077,302

Expenses
Operating	83,271	--	83,271	--	83,271
General and administrative	886,573	664,689	1,719,742	1,169,977	9,338,754
Consulting fees	169,333	162,273	352,496	464,261	6,255,212
Professional fees	216,503	404,379	448,346	518,696	3,328,166
Accretion Expense	13,315	8,490	25,987	14,868	58,189
Depletion and depreciation	57,190	12,932	72,609	25,564	391,488
Impairment of oil and gas properties (note 5)	--	3,765,015	--	3,765,015	10,098,015
Foreign exchange (gain) loss	(5,762)	9,061	(1,036)	21,762	109,721
	1,420,423	5,026,839	2,701,415	5,980,143	29,662,816

Net loss and comprehensive loss for the period	(1,146,442)	(4,783,990)	(2,313,338)	(5,288,292)	(23,585,514)

Warrant modification (note 9)	(1,754,000)	--	(1,754,000)	--	(3,074,000)

Net loss and comprehensive loss applicable to common stockholders	(2,900,442)	(4,738,990)	(4,067,338)	(5,288,292)	(26,659,514)

Basic and diluted net loss per share (note 12)	(0.04)	(0.07)	(0.06)	(0.08)

Weighted average common shares outstanding	67,805,756	67,205,755	67,805,756	67,205,755

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders' Equity $

Common shares issued on incorporation - Aug 21, 2002	1,000	64	--	--	64
Net loss and comprehensive loss for the period	--	--	--	(13,813)	(13,813)
Balance at December 31, 2002	1,000	64	--	(13,813)	(13,749)

Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Common shares issued during 2003:
On acquisition	34,000,000	34,000	1,072,960	--	1,106,960
Options exercised for cash	396,668	397	101,253	--	101,650
December 2003 private placement financing	6,000,000	6,000	5,994,000	--	6,000,000
Share issuance costs on private placement	--	--	(483,325)	--	(483,325)
Share issuance costs on acquisition	--	--	(66,850)	--	(66,850)
Stock-based compensation	--	--	62,913	--	62,913
Net loss and comprehensive loss for the year	--	--	--	(518,377)	(518,377)
Balance at December 31, 2003	55,053,356	40,461	6,680,951	(532,190)	6,189,222

Common shares issued during 2004:
Options exercised for cash	115,000	115	154,785	--	154,900
Broker Warrants exercised for cash	39,100	39	58,611	--	58,650
Stock-based compensation	--	--	350,255	--	350,255
Net loss and comprehensive loss for the year	--	--	--	(1,171,498)	(1,171,498)
Balance at December 31, 2004	55,207,456	40,615	7,244,602	(1,703,688)	5,581,529

Common shares issued during 2005:
Options exercised for cash	739,000	739	1,004,647	--	1,005,386
2003 Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036	--	5,536,250
Broker Warrants exercised for cash	540,900	541	810,809	--	811,350
September 2005 private placement financing	4,252,400	4,252	27,636,348	--	27,640,600
Share issuance costs on private placement	--	--	(1,541,686)	--	(1,541,686)
Stock-based compensation	--	--	4,354,256	--	4,354,256
Net loss and comprehensive loss for the year	--	--	--	(3,162,660)	(3,162,660)
Balance at December 31, 2005	62,954,256	48,361	45,043,012	(4,866,348)	40,225,025

Common shares issued during 2006:
Options exercised for cash	2,284,000	2,285	2,706,895	--	2,709,180
Options exercised for notes receivable	184,500	185	249,525	--	249,710
2003 Purchase Warrants exercised for cash	785,500	786	1,962,964	--	1,963,750
Share issuance costs	--	--	(74,010)	--	(74,010)
Stock-based compensation	--	--	3,012,514	--	3,012,514
Net loss and comprehensive loss for the year	--	--	--	(1,548,803)	(1,548,803)
Balance at December 31, 2006	66,208,256	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during 2007:
Options exercised for cash	317,500	317	320,358	--	320,675
June 2007 private placement financing	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement	--	--	(2,612,973)	--	(2,612,973)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	1,522,996	--	1,522,996
Net loss and comprehensive loss for the year	--	--	--	(1,543,110)	(1,543,110)
Balance as at December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (Unaudited)
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders' Equity $

Balance from December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

Common shares issued during 2008:
Options exercised for cash	600,000	600	659,400	--	660,000
Stock-based compensation	--	--	1,104,216	--	1,104,216
Net loss and comprehensive loss for the year	--	--	--	(13,313,915)	(13,313,915)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Transactions during the period:
Compensation option and warrant modification (note 9)	--	--	264,000	--	264,000
Stock purchase warrant modification (note 9)	--	--	1,754,000	(1,754,000)	--
Stock-based compensation (note 10)	--	--	984,066	--	984,066
Net loss and comprehensive loss for the period	--	--	--	(2,313,338)	(2,313,338)

Balance as at June 30, 2009	72,805,756	58,214	87,556,739	(26,659,514)	60,955,439
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30, 2009	Six months ended June 30, 2008	Period from Inception, August 21, 2002 to June 30, 2009

Cash flows provided by (used in) operating activities:
Net loss	(2,313,338)	(5,288,292)	(23,585,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	25,987	14,868	58,189
Asset impairment	--	3,765,015	10,098,015
Depletion and depreciation	72,609	25,564	391,488
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 10)	605,323	312,662	6,517,225
Compensation option & warrant modification (note 9)	264,000	--	504,000
Changes in operating assets and liabilities:
Accounts receivable	(36,636)	(115,504)	(191,278)
Prepaids and deposits	144,356	35,656	(66,135)
Accounts payable	(12,728)	(181,754)	35,513
Accrued liabilities	(261,057)	(322,500)	100,601
Due to related companies	26,027	1,220	17,187
	(1,485,457)	(1,753,065)	(6,162,937)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(3,611,792)	(7,452,611)	(41,442,127)
Property and equipment additions	--	(15,028)	(1,521,301)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits	3,875,000	(5,263,738)	(8,095,000)
Changes in investing assets and liabilities:
Cash call receivable	--	--	--
Prepaids and deposits	--	(41,332)	(31,568)
Accounts payable	(1,286,733)	(2,736,862)	3,463,531
Accrued liabilities	(548,163)	868,139	3,420,770
	(1,571,688)	(14,641,432)	(41,088,229)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	--	--	75,612,165
Share issuance costs	--	--	(4,073,388)
Changes in financing liabilities:
Note payable	--	--	(2,000,000)
Accounts payable	--	--	61,078
Due to related companies	--	--	26,980
	--	--	69,626,835
Net increase (decrease) in cash and cash equivalents	(3,057,145)	(16,394,497)	22,375,669

Cash and cash equivalents, beginning of the period	25,432,814	48,134,858	--

Cash and cash equivalents, end of the period	22,375,669	31,740,361	22,375,669

Cash and cash equivalents
Current bank accounts	222,308	396,046	222,308
Short term deposits	22,153,361	31,344,315	22,153,361
	22,375,669	31,740,361	22,375,669

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

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

On August 29, 2003 (the inception date), the Company commenced oil and gas exploration activities.  As of June 30, 2009, the Company has not earned significant revenue from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.”  Among the disclosures required by SFAS No. 7 are that the Company’s financial statements be identified as those of a development stage company.  In addition, the statements of operations and comprehensive loss, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures in accordance with SFAS No. 7 until such time that the Company’s oil and gas properties have generated significant revenues.

2.         Going Concern

To date, the Company has not earned significant revenue from its operations and is considered to be in the development stage.  The Company incurs negative cash flows from operations, and at this time all exploration activities and overhead expenses are financed by way of equity issuance and interest income.  The recoverability of the costs incurred to date is uncertain and dependent upon achieving commercial production or sale.

The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company's financial statements as at and for the period ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company during the six months ended June 30, 2009 incurred a net loss of approximately $2.3 million, used approximately $1.5 million of cash flow in its operating activities, used approximately $1.6 million in its investing activities and had an accumulated deficit of approximately $26.7 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur expenditures to further its exploration programs and the Company's existing cash balance and any cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its exploration commitments of $31.0 million over the next three years.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  As a result of the current global financial crisis, there can be no assurance this capital will be available and if it is not, the Company may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures.

As at June 30, 2009, the Company has working capital of approximately $15.6 million which is available for the Company's future operations.  In addition, the Company has $6.9 million in restricted deposits pledged as security against the minimum work programs which will be released upon completion of the minimum work programs.

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

3.         Significant Accounting Policies

Basis of presentation
The accompanying condensed consolidated financial statements of the Company have not been audited and are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these condensed consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at June 30, 2009, the results of operations for the three and six months ended and the cash flows for the six months ended June 30, 2009 and 2008 and for the period from inception of August 21, 2002 to June 30, 2009.  In preparing these accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and related disclosures.  The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or circumstances.

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

Recent Accounting Pronouncements
SFAS 141R – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations”.  SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions, transaction costs and non-controlling interests.  The Company adopted this new accounting standard on January 1, 2009.  The adoption of SFAS 141R will impact future business combinations.

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

3.         Significant Accounting Policies (continued)

FSP FAS 107-1 and APB 28-1 – In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1).  This FSP requires that the fair value disclosures required by SFAS 107 “Disclosures about Fair Value of Financial Instruments” be included for interim reporting periods.  The Company adopted this new accounting standard effective April 1, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial statements.

FSP FAS 115-2 and FAS 124-2 – In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis.  Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income.  The Company adopted this new accounting standard effective April 1, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial statements.

FSP FAS 157-4 – In April 2009, the FASB issued FASB Staff Position on FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets.  The Company adopted this new accounting standard effective April 1, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements.

FSP FAS 141R-1 – In April 2009, the FASB issued FASB Staff Position on FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1).  FSP FAS 141R-1 requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period.  The Company adopted this new accounting standard on January 1, 2009.   This standard will be applied to future business combinations.

SFAS 165 – In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

SFAS 166 – In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Specifically, SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  SFAS 166 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of SFAS 166 will have on our financial position and results of operations.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

3.         Significant Accounting Policies (continued)

SFAS 167 – In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  Under SFAS 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  SFAS 167 is effective for annual reporting periods beginning after November 15, 2009.  The Company is currently evaluating the impact the adoption of SFAS 167 will have on our financial position and results of operations.

SFAS 168 – In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants.  The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  SFAS 168 will become effective for the Company’s third quarter of 2009.  The Codification is not intended to change existing GAAP.  Accordingly, the Company does not anticipate any impact on its consolidated financial statements.

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

The term deposits securing these bank guarantees are as follows:

	June 30, 2009	December 31, 2008
	$	$
Exploration Blocks - India
Mehsana	160,000	160,000
Sanand/Miroli	1,300,000	1,300,000
Ankleshwar	1,490,000	1,490,000
Tarapur	940,000	940,000
DS 03	450,000	450,000
DS 04	215,000	215,000
KG Onshore	1,475,000	3,695,000
RJ 20	490,000	1,475,000
RJ 21	405,000	1,075,000
	6,925,000	10,800,000

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties in India.

	June 30, 2009 $	December 31, 2008 $

Oil and natural gas properties (using the full-cost method)
Proved properties	5,268,846	--
Unproved properties	43,016,110	44,182,707
Total oil and natural gas properties	48,284,956	44,182,707

Building	889,609	889,609
Computer, office and other equipment	548,893	548,893

Total property and equipment	49,723,458	45,621,209
Impairment of oil and natural gas properties	(10,098,015)	(10,098,015)
Accumulated depletion and depreciation	(460,920)	(362,380)

Total property and equipment, net	39,164,523	35,160,814

The Company’s oil and natural gas properties consist of contract interests in 10 exploration blocks held in India.

The Company has capitalized $650,976 (June 30, 2008 - $658,626) of general and administrative expenses directly related to exploration activities, including $378,743 (June 30, 2008 - $303,711) of stock-based compensation expense.  In addition, the Company has capitalized $25,931 (June 30, 2008 - $Nil) of support equipment depreciation.

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at June 30, 2009, to assess the ceiling limitation of its proved oil properties.  The price of crude oil was $66.42 and is based upon the Nigeria Bonny Light bench mark.  At June 30, 2009, the Company’s net capitalized costs of proved oil and natural gas properties did not exceed the ceiling limitation.

For the period ended June 30, 2009, the Company charged $Nil (June 30, 2008 - $3,765,015) to the statement of operations for impairment charges.

6.         Asset Retirement Obligation

Asset retirement obligations are recorded for an obligation where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.

The following table summarizes the changes in the asset retirement obligation:

	June 30, 2009 $	December 31, 2008 $

Asset retirement obligation at beginning of period	633,598	318,922
Liabilities incurred	85,783	282,474
Accretion expense	25,987	32,202

Asset retirement obligation at end of period	745,368	633,598

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

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

As at June 30, 2009, the Company’s financial assets that are re-measured at fair value on a recurring basis consisted of $22,153,361 in cash equivalents that are classified as cash and cash equivalents and $6,925,000 in cash equivalents that are classified as restricted deposits in the Consolidated Balance Sheets.  As there are no withdrawal restrictions, these are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets.

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

In August 2004, 14.5 million shares were released to Mr. Roy from escrow upon the commencement of a drilling program on the KG Offshore Block.  The final 5.0 million shares remain in escrow and will be released only if a commercial discovery as defined under the PSC is declared on the KG Offshore Block.  Subsequent to the quarter end, Mr. Roy requested the release from escrow of the remaining 5.0 million shares and the Company’s Board of Directors is currently reviewing that request.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

9.         Warrants

From time to time, the Company has issued compensation options, compensation warrants and or warrants (collectively the “warrants”) in connection with financing transactions.  The fair value of any warrants issued is recorded as a reduction to share capital related to the financing transaction with a corresponding increase recorded to Warrants.  The fair value of the Warrants is determined using the Black–Scholes option pricing model and management’s assumptions as disclosed.

Activity with respect to all warrants is presented below for the periods as noted:

	June 30, 2009		December 31, 2008
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $

Outstanding warrants at the beginning of period	5,599,716	7.91	5,599,716	7.91
Warrants granted	--	--	--	--
Warrants exercised	--	--	--	--
Warrants outstanding at the end of period	5,599,716	7.91	5,599,716	7.91

Exercisable at end of period	5,599,716	7.91	5,599,716	7.91

The weighted average remaining life by exercise price as of June 30, 2009 is summarized below:

Warrants	Outstanding and Exercisable #	Weighted Average Remaining Life (Months)	Weighted Average Exercise Price $
Compensation Options	535,944	23.7	5.55
Compensation Warrants	97,572	23.7	9.00
Stock Purchase Warrants	4,966,200	23.7	8.14
	5,599,716	23.7	7.91

The warrants have certain terms and conditions as follows:

On May 26, 2009, the Board of Directors approved a two year extension for all Compensation Options, Compensation Warrants and Stock Purchase Warrants from June 20, 2009 to June 20, 2011.

Compensation options enable the holder to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2011.  Certain compensation options consist of one compensation option and one half of one common share purchase warrant referred to as compensation warrants;

Compensation warrants enable the holder to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2011; and

Warrants enable the holder to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2011.

The Company has recorded the incremental difference in the fair value of these instruments immediately prior to and after the modification.  The fair value of the instruments was determined using a Black-Scholes option-pricing model using the following assumptions as at the date of extension:

June 20, 2009
Risk-free interest rate	1.25%
Expected life	2.0 years
Expected volatility	127.7%
Expected dividend yield	0%

The resulting incremental fair value of $1,754,000 associated with the Stock Purchase Warrants held by shareholders was recorded as a charge to the deficit, with a corresponding entry to additional paid-in capital.

The resulting incremental fair value of the Compensation Options and the Compensation Option Warrants of $264,000 were recorded as charge to general and administrative expense, with a corresponding entry to additional paid-in capital.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

10.         Stock Options

The Company's 2008 Stock Incentive Plan (2008 Plan)
On July 29, 2008 at the Annual Meeting of Stockholders, the shareholders of the Company approved the adoption of the 2008 Plan.  Under the terms of the 2008 Plan, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 2008 Plan.  As at June 30, 2009, the Company had 10,545,000 common shares remaining for the grant of options under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) May 30, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

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

The following table summarizes stock-based compensation for employees, non-employee consultants and non-employee directors:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Period from Inception August 21, 2002 to June 30, 2009
	$	$	$	$	$

Stock-based compensation
Consolidated Statements of Operations
General and administrative	215,825	185,385	579,170	366,489	3,232,020
Consulting fees	10,253	(45,216)	26,153	(53,827)	3,285,205
	226,078	140,169	605,323	312,662	6,517,225
Consolidated Balance Sheets
Oil and gas interests	96,579	133,632	378,743	303,711	4,873,991
	322,657	273,801	984,066	616,373	11,391,216

At June 30, 2009, the total compensation cost related to non-vested awards not yet recognized was $203,321 (December 31, 2008 – $1,719,349) which will be recognized over a weighted-average period of 1.7 years.  During the six months ended June 30, 2009 and June 30, 2008, no stock options were exercised.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Fair value of stock options granted (per option)	$ 0.50	$ 1.02	$ 0.37	$ 1.02
Risk-free interest rate	1.7%	2.6%	1.3%	2.6%
Volatility	114%	121%	108%	121%
Expected life	3.2 years	2.2 years	2.8 years	2.2 years
Dividend yield	0%	0%	0%	0%

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

10.         Stock Options (continued)

Stock option table
Activity with respect to all stock options is presented below for the periods as noted:

	June 30, 2009		December 31, 2008
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $

Outstanding options at beginning of period	5,325,000	3.67	4,470,000	4.04
Options granted	80,000	1.09	1,575,000	1.94
Options exercised	--	--	(600,000)	1.10
Options expired	(35,000)	6.45	(110,000)	6.50
Forfeitures and other adjustments	--	--	(10,000)	7.52
Options outstanding at end of period	5,370,000	3.64	5,325,000	3.69

Outstanding aggregate intrinsic value	$--		$--

Exercisable at end of period	4,182,500	3.97	3,610,000	4.37

Exercisable aggregate intrinsic value	$--		$--

The weighted average remaining life by exercise price as of June 30, 2009 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Remaining Life Months	Exercisable Shares #	Weighted Average Exercise Price $
1.00 - 2.99	1,455,000	33.2	657,500	1.71
3.00 - 4.99	2,375,000	52.0	2,105,000	3.92
5.00 - 5.99	1,490,000	37.1	1,370,000	5.04
6.00 - 6.99	50,000	75.2	50,000	6.81
	5,370,000	43.0	4,182,500	3.97

11.         Related Party Transactions

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.

Roy Group (Mauritius) Inc. (RGM)
In March 2003, the Company entered into a Participating Interest Agreement with RGM (a party related by a common officer and director), whereby the Company assigned and holds in trust for RGM 50% of the benefits and obligations of the production sharing contract covering the KG Offshore Block leaving the Company with a net 5% participating interest in the KG Offshore Block.  The assignment of this interest is subject to approval by the Government of India.

Under the terms of the Participating Interest Agreement and until approval by the Government of India, the Company retains the exclusive right to deal with the other partners to the KG Offshore Block and is entitled to make all decisions regarding the interest assigned to RGM.  The Company has a right of set-off against sums owing to it by RGM.  In the event that the Indian government consent is delayed or denied, resulting in either RGM or the Company being denied an economic benefit it would have realized under the Participating Interest Agreement, the parties agreed to amend the Participating Interest Agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties' intentions contained in the Participating Interest Agreement.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

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

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Period from Inception, August 21, 2002 to June 30, 2009
	$	$	$	$	$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	65,625	43,750	131,250	87,500	574,917
Consolidated Balance Sheets
Oil & gas interests	21,875	43,750	43,750	87,500	1,293,416
	87,500	87,500	175,000	175,000	1,868,333

At June 30, 2009, the Company owed Roy Group $34,817 (December 31, 2008 - $35,800) for services provided pursuant to the Technical Services Agreement and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

D.I. Investments Ltd. (DI)
DI is related to the Company by common management and is controlled by an officer and director of the Company.  DI charges consulting fees for management, financial and accounting services rendered, as outlined and recorded below:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Period from Inception, August 21, 2002 to June 30, 2009
	$	$	$	$	$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	53,187	53,188	106,374	106,375	1,020,839

At June 30, 2009, the Company owed DI $13,271 (December 31, 2008 – the Company was owed $16,629) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

11.         Related Party Transactions (continued)

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Period from Inception, August 21, 2002 to June 30, 2009
	$	$	$	$	$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	10,674	18,026	23,977	42,317	308,888

The Company recognized compensation cost or recovery of compensation cost for stock-based compensation arrangements with the principal of Amicus as outlined and recorded below:

Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	4,043	(27,825)	10,502	(32,338)	596,127

At June 30, 2009, the Company owed Amicus $10,855 (December 31, 2008 - $13,745) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

12.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
	$	$	$	$

Net loss and comprehensive loss for the period	(1,146,442)	(4,783,990)	(2,313,338)	(5,288,292)
Stock purchase warrant modification	(1,754,000)	--	(1,754,000)	--
Net loss and comprehensive loss applicable to common stockholders	(2,900,442)	(4,783,990)	(4,067,338)	(5,288,292)

Weighted average number of common shares outstanding:
Basic and diluted	67,805,756	67,205,755	67,805,756	67,205,755

Per share amounts
Basic and diluted	(0.04)	(0.07)	(0.06)	(0.08)

Securities excluded from denominator as anti-dilutive:
Stock options	5,370,000	3,870,000	5,370,000	3,870,000
Warrants	4,966,200	4,966,200	4,966,200	4,966,200
Compensation options	535,944	535,944	535,944	535,944
Compensation option warrants	97,572	97,572	97,572	97,572
	10,969,716	9,469,716	10,969,716	9,469,716

In calculating the weighted average number of common shares outstanding, the 5,000,000 shares which were held in escrow at June 30, 2009 have been excluded.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

13.         Commitments

Pursuant to current production sharing contracts, the Company is required to perform minimum exploration activities that include various types of surveys, acquisition and processing of seismic data and drilling of exploration wells.  These obligations have not been provided for in the financial statements.  The Company has an office lease commitment in Calgary, Canada.

The anticipated payments due under these agreements in effect are as follows:

	Operating Leases	Production Sharing Contracts
	$	$
2009	40,000	10,794,000
2010	--	10,175,000
2011	--	10,050,000
2012	--	--
2013	--	--
Thereafter	--	--
	40,000	31,019,000

The Company has applied to increase its participating interest under a certain production sharing contract from 10% to 25%.  If this application is approved, the Company’s commitments would increase by $3.6 million in 2009, $4.9 million in 2010 and $9.8 million in 2011.  To date, the approval has not been granted.

14.         Contingencies - Carried Interest Agreement Dispute

The Company has been engaged in discussions with GSPC seeking a resolution to this dispute however, no agreement has been reached as of August 5, 2009.  The Company has been advised by GSPC, that GSPC is seeking payment of the amount by which the exploration costs attributable to the Company under the PSC relating to the KG Offshore Block exceeds the amount that GSPC deems it is obligated to pay on behalf of the Company (including the net 5% participating interest of RGM) under the terms of the Carried Interest Agreement.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.923 million).

Based upon the most recent correspondence from GSPC dated November 28, 2008, GSPC is seeking payment in the amount of Rs. 365.9 crore (or approximately $78.7 million) plus interest as of September 30, 2008, of which, 50% is for the account of RGM.  We estimate the amount of GSPC’s claim as at June 30, 2009 to be approximately $115.0 million plus interest.  The Company disputes this assertion of GSPC.

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

Based upon a letter dated November 5, 2008 received from GSPC, the Company was advised that the Minimum Work Program for all exploration phases of the KG Offshore Block had been completed as of September 30, 2008 which has been noted by the Directorate General of Hydrocarbons.  As such, GSPC advised the Company that it has elected to undertake an additional work program over and above the Minimum Work Program as either Joint Operations or as Exclusive Operations under the terms of the PSC and that we must elect whether we wish to participate in these future drilling activities over and above the Minimum Work Program on this block or alternatively, GSPC would conduct these drilling activities as Exclusive Operations as defined in the PSC.  GSPC estimates the cost of such exploratory drilling operations to be approximately $750.0 million over the period of October 1, 2008 to September 30, 2009 of which, $75.0 million would be on the Company’s behalf, including the 50% for the account of RGM.

On November 13, 2008, the Company advised GSPC that we exercised our right to participate in the drilling operations proposed in the November 5, 2008 GSPC letter as a Joint Operation under the terms of the PSC and Joint Operating Agreement and further that this exercise was done pursuant to the terms of the Carried Interest Agreement.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution however, as at August 5, 2009, no agreement has been reached.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
GeoGlobal Resources Inc. is engaged, through our subsidiaries and ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves.  We initiated these activities in 2003.  We and our joint participants have been granted exploration rights pursuant to PSCs we have entered into with the Government of India.  At present, these activities are being undertaken in four geological basins offshore and onshore in locations where reserves of oil or natural gas are believed by our management to exist.  These areas are as follows:

•	The Krishna Godavari Basin offshore and onshore in the State of Andhra Pradesh in eastern India;
•	The Cambay Basin onshore in the State of Gujarat in western India;
•	The Deccan Syneclise Basin onshore in the State of Maharashtra in west central India; and
•	The Rajasthan Basin onshore in the State of Rajasthan in north western India.

To date, we have not earned significant revenue from these activities and are considered to be in the development stage under Financial Accounting Standards Board Statement of Accounting Standards No. 7.  The recoverability of the costs we have incurred to date is uncertain and dependent upon us achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the PSCs in India and upon future profitable operations.

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

Results of Operations for the Three and Six months ended June 30, 2009 and 2008
For the quarter ended June 30, 2009, we incurred a net loss of $1,146,000 compared with a net loss of $4,784,000 for the quarter ended June 30, 2008.  The $3.7 million decrease was due to an impairment of our oil and gas properties under full cost accounting guidelines that was charged to the statements of operations in the second quarter of 2008.

For the six months ended June 30, 2009, we incurred a net loss of $2,313,000 compared with a net loss of $5,288,000 for the six months ended June 30, 2008.

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Oil Production (barrels)	3,098	--	3,098	--
Oil Sales (barrels)	3,024	--	3,024	--
Average Oil Price	$62.85	--	$62.85	--
Oil Revenues	$190,000	--	$190,000	--
Operating Costs per Barrel	$27.54	--	$27.54	--
Depletion per Barrel	$14.14	--	$14.14	--

Oil Sales
All of our revenues are derived from the production of crude oil in India.  With the approval of the Tarapur 1 field development plan by the Management Committee, three wells began production in mid May 2009.  There are eleven additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  We are currently receiving the spot price based on the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged.  In addition to the crude oil production, a minimal amount of natural gas was produced and flared off.  Upon the tie-in and production from additional wells, it is the intention that the natural gas will be contained and sold.

Interest Income
Interest income during the three months ended June 30, 2009 was $84,000 compared with $243,000 for the same period in 2008.  This decrease is primarily attributed to a lower interest rate earned on our short term investments as well as lower cash balances available for investment.  The average cash balance during the second quarter was $30.1 million compared with $44.8 million in the second quarter of 2008.

Interest income during the six months ended June 30, 2009 was $198,000 compared with $692,000 for the same period in 2008.  Interest rates earned on our short-term investments declined significantly during the six months ended June 30, 2008.  In addition to lower interest rates, the average cash balance during the six months was $32.8 million compared with 46.5 million in the six months ended June, 30, 2008.

Operating
Operating costs for the three months ended June 30, 2009 were $83,000 or $27.54 per barrel, as a result of our first production in the Tarapur 1 field.  Operating costs include handling and processing charges, transportation costs and utilities.   During the three months ended June 30, 2008, we did not incur any operating costs.

Operating costs for the six months ended June 30, 2009 were $83,000 or $27.54 per barrel, as a result of our first production in the Tarapur 1 field.  During the six months ended June 30, 2008, we did not incur any operating costs.

General and Administrative
For the three months ended June 30, 2009, our general and administrative expenses increased to $887,000 from $665,000.  Significant items included in general and administrative expenses include administrative salaries and related stock-based compensation costs, rental and office costs, insurance and public company costs including shareholder relations, listing and filing fees and transfer agent fees and services.

During the three months ended June 30, 2009, our Board of Directors approved a two year extension to compensation options and compensation warrants that were set to expire on June 22, 2009.  A fair value of $264,000 relating to the extension of compensation options and compensation warrants was charged to the statement of operations.   Stock-based compensation costs increased to $216,000 compared with $185,000 for the three months ended June 30, 2008.  The increased stock-based compensation costs are primarily related to the stock options granted in December 2008.

For the six months ended June 30, 2009, our general and administrative expenses increased to $1,720,000 from $1,170,000.  Along with the compensation options and compensation warrants extension costs of $264,000, stock-based compensation costs of $579,000 compared with $366,000 for the six months ended June 30, 2008 account for the majority of the change.  Other significant costs, including salaries, travel and bank guarantee fees remained consistent with the six months ended June 30, 2008.

Consulting Fees
Consulting fees for the three months ended June 30, 2009, were $169,000, an increase of $7,000 from $162,000 when compared to the three months ended June 30, 2008.  Significant items included in consulting fee expenses include a portion of costs paid to Roy Group (Barbados) Inc. for Chief Executive Officer services, costs paid to D.I. Investments Inc. for Chief Financial Officer services and the related health care costs and other consulting costs as incurred.

In the second quarter of 2009, we incurred costs of $66,000 to Roy Group (Barbados) Inc. compared with $44,000 in the second quarter of 2008.  We expensed 75% (2008 – 50%) of the costs paid to Roy Group (Barbados) Inc. for CEO related duties and other general corporate affairs.  The remaining 25% (2008 – 50%) was capitalized for technical geological services.  We evaluate the payment of these costs annually to determine the appropriate allocation.  Costs paid to D.I. Investments Inc. remained consistent at $53,000.

Consulting fees for the six months ended June 30, 2009, were $352,000, a decrease of $112,000 from $464,000 when compared to the six months ended June 30, 2008.  In the six months ended 2008, we incurred a onetime cost of $75,000 paid to a broker in an effort to market and sell our Egypt blocks.

In the six months ended June 30, 2009, we incurred costs of $131,000 to Roy Group (Barbados) Inc. compared with $88,000 in the six months ended June 30, 2008.  We expensed 75% (2008 – 50%) of the costs paid to Roy Group (Barbados) Inc. for CEO related duties and other general corporate affairs.  The remaining 25% (2008 – 50%) was capitalized for technical geological services.  We evaluate the payment of these costs annually to determine the appropriate allocation.  Costs paid to D.I. Investments Inc. remained consistent at $106,000.

Professional Fees
Professional fees for the three months ended June 30, 2009 were $217,000, a decrease of $187,000 from $404,000 when compared to the three months ended June 30, 2008.  Professional fees include general council, audit and review costs and tax advisors to assist with compliance.   During the three months ended June 30, 2008, we completed a multiyear financial restatement and recorded costs of $238,000.

Professional fees for the six months ended June 30, 2009 were $448,000 compared with $519,000 for the six months ended June 30, 2008.  During the six months ended June 30, 2009, we engaged various tax advisors to complete a review of our corporate structure with a goal to ensure tax strategy and efficiency across all jurisdictions.  These tax related costs have partially offset the saving from the prior years’ restatement of our previously filed annual reports.  We continue to incur costs relating to a review of our corporate structure.

Impairment
There were no impairment charges during the three or six months ended June 30, 2009.  During the three and six months ended June 30, 2008, an impairment charge of $3,765,000 was charged to the statements of operations relating to Egyptian, Oman and Yemen operations.

Other
We capitalized certain overhead costs directly related to our exploration activities in India.  During the three months ended June 30, 2009, we capitalized overhead costs totaling $202,000 as compared to $365,000 during the three months ended June 30, 2008.  Included in the amounts above are stock-based compensation costs of $97,000 for the three months ended June 30, 2009 compared with $134,000 for the three months ended June 30, 2008.

During the six months ended June 30, 2009, these capitalized overhead costs were $651,000 as compared to $659,000 during the six months ended June 30, 2008.  Included in the amounts above are stock-based compensation costs of $379,000 for the six months ended June 30, 2009 compared with $304,000 for the six months ended June 30, 2008.

The treatment of capitalized overhead costs remained consistent with the comparable quarter and includes costs relating to personnel, consultants, their travel, necessary resources and stock-based compensation directly associated with the advancement of our oil and gas interests.  The total stock-based compensation capitalized during the six months ended June 30, 2009 was $379,000 compared with $304,000 for the six months ended June 30, 2008.

New Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee and the completion of an independent reserve study by Chapman Petroleum Engineering Ltd. out of Calgary, Alberta, Canada, we claimed our proved reserves in the Tarapur 1 field as at June 30, 2009 of 245,000 net barrels of crude oil compared to nil at December 31, 2008.

Liquidity
Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our condensed consolidated financial statements as at and for the six months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have incurred a history of operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

At June 30, 2009, our cash and cash equivalents were $22.38 million (December 31, 2008 - $25.43 million).  The majority of this balance is being held in US funds.  Approximately $22.15 million is held in term deposits earning interest that will contribute towards covering a portion of our administrative costs and overhead throughout the next fiscal year.  We have working capital of approximately $15.61 million which is available for our future operations.  In addition, we have $6.92 million in restricted deposits pledged as security against the minimum work program on our exploration blocks, which will be released upon completion of the minimum work program.

We expect to incur expenditures to further our exploration programs.  Our existing cash balance and any cash flow to be generated from operating activities may not be sufficient to satisfy our current obligations and meet our exploration commitments of $31.02 million over the next three years.

We are considering various alternatives with respect to raising additional capital to remedy any future shortfall in capital but to date have made no specific plans or arrangements.  We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  Because of the early stage of our operations, our absence of any material quantities of oil and natural gas reserves and also as a result of the current global financial crisis, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures. We believe that our available cash resources will be sufficient to maintain our current level of activities through the next fiscal year.

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

Our cash and cash equivalents decreased by $3.06 million to $22.38 million from $25.43 million at December 31, 2008.  The primarily result of the decrease in funds can be attributed to the following activities:

Our net cash used in operating activities during the six months ended June 30, 2009 was $1.49 million as compared to $1.75 million for the six months ended June 30, 2008.  The use of cash is mainly related to general and administrative costs, consulting fees and professional fees combined with lower interest income earned on our short-term investments during the six months ended June 30, 2009.

Cash used by investing activities during the six months ended June 30, 2009 was $1.57 million as compared to $14.64 million during the six months ended June 30, 2008.  This decrease is a result of cash payments of approximately $3.48 million primarily to our joint venture partners which was then off-set by a reduction of our restricted deposits totaling $3.87 million.  The restricted deposits were returned to cash and cash equivalents which are now available for general corporate purposes.

No cash was provided by financing activities for the six months ended June 30, 2009 or June 30, 2008.

Capital Resources
We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the 10 exploration blocks that we hold an interest in, will continue through 2009 in accordance with the terms of those agreements.  During the period July 1, 2009 to June 30, 2010, based on the estimated current budgets, we anticipate drilling approximately three exploratory wells in the KG Offshore Block, two exploratory and five appraisal wells in Sanand/Miroli, six exploration and two appraisal wells in Ankleshwar and one appraisal and four development wells on our Tarapur Block.

In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the Government of India in the future.  As of August 5, 2009, we have no specific plans to bid or join with others in bidding for any specific PSCs in India and elsewhere.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, as opportunities arise, we may seek to acquire minority participating interests in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

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

As of August 5, 2009, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that may be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that if we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.  We are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved.

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at June 30, 2009 were not substantially different than at December 31, 2008.

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

Recent Exploration Activities
Below is a summary description of information relating to certain material developments to our exploration activities subsequent to our last update.  For additional information and a more complete description of the PSCs to which we are a party, reference should be made to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q as well as our Current Reports on Form 8-K.

Krishna Godavari Offshore Block
Exploration activities on the KG Offshore Block are as follows:

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

As at August 5, four drill stem tests (DST) have been completed on the well, and the fifth drill stem is currently being conducted.

DST-1, the first drill stem test was conducted by perforating 37.5 net meters over the gross interval 5,593.7 to 5,642 meters.  This successful DST-1flowed during clean-up, on a 36/64 inch choke at a stabilised rate of 20 MMscfd gas and 2,600 barrels per day water with 4,670 psi (pounds per square inch) flowing well head pressure.  During the main flow, on a 20/64 inch choke, the well flowed at a stabilised rate of 10 MMscfd gas and 1,200 barrels per day water with 7,220 pounds per square inch flowing well head pressure.

DST-2, the second drill stem test was conducted by perforating 25 net meters over the gross interval 5,517 to 5,567 meters. DST-2 flowed during clean-up, on a 24/64 inch choke at a stabilised rate of 1.5 MMscfd gas and 500 barrels per day water with 1,000 psi flowing well head pressure.

DST-3 was conducted by perforating 20 net meters over the gross interval 5,425 to 5,474 meters.  DST-3 flowed during clean-up at a stabilised rate of 0.65 MMscfd of gas with 270 psi flowing well head pressure.

DST-4 was conducted by perforating 56 net meters over the gross interval 5,193 to 5,321 meters.  DST-4 flowed during clean-up at a stabilised rate of 1.0 MMscfd of gas with 530 psi flowing well head pressure.

DST-5 is currently being conducted in the Upper Cretaceous by perforating 15 net meters over the gross interval 3,592.5 to 3,630 meters.  DST-5 flowed during clean-up at a stabilised rate of 6.5 MMscfd gas and 600 barrels per day condensate with 2,530 psi flowing well head pressure.

GSPC as operator originally planned a total of seven drill stem tests on the KG#21 well in the Lower Cretaceous sequence over the 722 gross meter interval of 4,920.5 to 5,642.5 meters.  GSPC has subsequently settled on four drill stem tests over the sequence in the Lower Cretaceous and one drill stem test over the interval 3,592.5 to 3,630 meters in the Upper Cretaceous.

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

GSPC as operator planned three drill stem tests on the KG#33 well over the 313 gross meter interval of 4,555 to 4,868 meters.

DST-1, the first drill stem test was conducted by perforating 5.0 net meters over the gross interval 4,828 to 4,868 meters.  This DST-1 flowed during clean-up, on a 20/64 inch choke, at a stabilised rate of 0.7 MMscfd gas with 800 pounds per square inch flowing well head pressure.  DST-1 was subsequently stopped and the operator performed a hydraulic fracture over the same 5 meter interval.  The result was DST-1A which had an increase in flow through a 16/64 inch choke to a stabilized rate of 6.3 MMscfd gas with 5,500 psi flowing will head pressure.

DST-2 was conducted by perforating a net interval of 34.5 meters over a gross interval from 4,692 to 4,752 meters.  DST-2 recorded flow during clean-up, on a 16/64 inch choke at a stabilised rate of 0.9 MMscfd with a 700 psi flowing well head pressure.

DST-3 was conducted by perforating a 5 meter interval from 4,596 to 4,601 meters.  A hydraulic fracture job was conducted over this interval resulting in a stabilised flow during clean-up through a 24/64 inch choke of 4.8 MMscfd with a 1,730 flowing well head pressure.

With the successful completion of the drill stem tests on the KG-33, the well has been suspended and we anticipate GSPC as operator will de-hire the Atwood Beacon jack-up drilling rig.

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

The KG#19 well was successfully logged and a seven inch liner was run to total depth.  GSPC had originally identified two zones for testing covering the intervals 4,440 to 4,535 meters and 4,800 to 4,960 meters.  GSPC subsequently chose to conduct only one drill stem test.  DST-1 was conducted by perforating 33 net meters over the gross interval 4,455 to 4,530 meters.  DST-1 successfully flowed during clean-up at a stabilized flow rate of 3.8 MMscfd gas and 70 barrels per day of condensate with a 2,440 psi flowing well head pressure.

GSPC, as operator has elected to temporarily suspend the KG-19 well and move the Essar Wildcat to a new location yet to be decided to appraise further the KG-19 results.

Q-Marine Seismic Data Acquisition
GSPC, as operator has recently completed a 240 square kilometre Q-Marine Seismic Data Acquisition over the Deen Dayal structure to image Lower Cretaceous sequences up to 7,000 meters depth for planning the development in this area.

GSPC as operator is currently preparing the work program and budget for the fiscal year April 1, 2009 to March 31, 2010.  We believe the program will entail retaining only two of the drilling rigs, specifically the PN-3 and Essar Wildcat, with each rig drilling two exploratory wells at an estimated expenditure of approximately $384 million.  GSPC is currently proposing one appraisal well in the Deen Dayal East fault block to be drilled by the Essar Wildcat in deeper water and one exploratory well in the Deen Dayal North fault block to be drilled by the PN-3 in shallow waters.

Deen Dayal West Field Development Plan
On June 18, 2009 GSPC submitted the Deen Dayal West field development plan in accordance with the provisions of the PSC to the Management Committee for approval.  We anticipate that the Deen Dayal West field development plan will encompass six wells, which will include KG#8, KG#15, KG#17, KG#21, KG#28 and KG#31.

Five wells (KG#16 KG#33, KG#22, KG#32 and KG#19) are awaiting further appraisal before the preparation and submission of a declaration of commerciality pursuant to the PSC can be supported.

As at August 5, 2009, a total of fifteen wells have been drilled on this block.   Of these fifteen wells, four exploratory wells in the northern portion of the block have been abandoned.

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

Based upon the most recent correspondence from GSPC dated November 28, 2008, GSPC asserts that the amount payable is Rs. 365.9 crore (approximately $78.7 million) plus interest as of September 30, 2008, of which 50% is for the account of Roy Group (Mauritius) Inc..  We estimate that the amount of GSPC’s claim as of June 30, 2009 to be approximately $115.0 million plus interest.  We dispute this assertion of GSPC.

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

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, we are of the view that the proposed additional $75.0 million of the costs of drilling future exploration wells over and above the Minimum Work Program on the KG Offshore Block as proposed by GSPC under the PSC, shall be subject to the Carried Interest Agreement and shall be carried by GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution however no agreement has been reached as of August 5, 2009.

GSPC by letter dated August 27, 2008 advised the Director General of Hydrocarbons that the Minimum Work Program for all phases under the PSC relating to the KG Offshore Block has been fulfilled.  On November 5, 2008 GSPC advised us that the Minimum Work Program for all Exploration Phases of the KG Offshore Block had been completed as of September 30, 2008 and same has been noted by Directorate General of Hydrocarbons.  As such, GSPC advised us that it has elected to undertake an additional work program over and above the Minimum Work Program as either Joint Operations or as Exclusive Operations under the terms of the PSC and that we must elect whether we wish to participate in these future exploration activities over and above the Minimum Work Program on the KG Offshore Block or alternatively, GSPC will conduct these drilling activities as Exclusive Operations, as defined in the PSC.  GSPC estimates the cost of such exploratory drilling operations to be approximately $750.0 million over the period October 1, 2008 to September 30, 2009 of which $75.0 million would be on our behalf, including the 50% for the account of Roy Group (Mauritius) Inc.

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

Krishna Godavari Onshore Block
In a recent Technical Committee meeting held July 8, 2009, it was agreed among the parties to pursue the 3D seismic and drilling commitments simultaneously, by identifying prospects and locations based upon the available reprocessed 2D seismic data and related geoscientific information allowing us the ability to meet our Minimum Work Program commitment for Phase I within the necessary timelines, being February 15, 2012.

Three priority locations have been proposed by us to Oil India Ltd. as operator.  These locations have been reviewed by and agreed to by Oil India Ltd, as well as a third party engineering firm.  All of these locations have multiple prospects in both the shallower (Eocene – Miocene) and the deeper (Cretaceous – Jurassic) zones.

All necessary steps are currently being undertaken by Oil India Ltd. as operator in an effort to commence the drilling of the first of twelve exploration wells by the first quarter of 2010.

Tarapur Block
Tarapur 1 Discovery Area
As previously reported, in a meeting held on May 4, 2009, the Management Committee approved the Tarapur 1 field development plan which covers an area of approximately 2.14 square kilometers within the Tarapur 1 Discovery Area of approximately 9.7 square kilometers and includes three existing discovery wells (Tarapur 1, Tarapur P and Tarapur 5) and three development wells (TD-1, TD-2 and TD-3).  Five of these six wells are tied into the oil tank storage facilities by way of a gathering system.  A Chapman Petroleum Engineering Ltd. reserve report for these six wells indicates total proved oil reserves of 0.245 net MMSTB (million stock tank barrels) at December 31, 2008.

First production from the three discovery wells commenced in May 2009.  Average gross production for the month of June from these three wells was approximately 466 Bbls/d of oil and 0.42 MMscf/d of natural gas for total gross production since commencement of production to June 30, 2009 of 22,125 Bbls of oil and 16.1 MMscf of natural gas.  The Company’s participating interest share of this production is 14%.

As at August 5, 2009, it is expected that the three development wells will come on stream during the third quarter of 2009.  There are eleven additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  GSPC as operator is currently in the process of preparing and filing the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in order to bring these additional eleven wells within the Tarapur 1 Discovery Area onto production before the end of the fourth quarter of 2009.

Other Areas of Tarapur Block
Exploration activities on the remaining areas of the Tarapur Block are conducted in three separate areas based on their relative location on the block as follows:

•	Tarapur South
As at August 5, 2009 five wells have been drilled in the Tarapur South area.  One well (TS-10) is currently being tested.  To date three tests have been conducted over the gross interval 2,740 to 2,779 meters resulting in mostly water flow.  The well initially flowed at a rate of approximately 1,000 barrels of oil per day, however upon extended production testing the oil production declined and the water production increased.  At present, we believe the occurrence of water coning combined with communication behind the casing across the productive zones is resulting in the water production from these zones.  All three test objects have been cement squeezed and sealed as there were signatures of channeling behind the casing which may account for the mostly water production from the first three objects.  A fourth object between 2,707 and 2714.5 meters is now being tested.  Four wells (TS-1, TS-4 TS-5 & TS-7) have been tested.  The four suspended wells are awaiting further appraisal before the submission of a declaration of commerciality pursuant to the terms of the PSC.  The Tarapur South area is located approximately 40 kilometers to the southeast of the Tarapur 1 Discovery Area.

•	Tarapur North
As at August 5, 2009 thirteen wells have been drilled and three previously drilled wells have been re-entered in the Tarapur North area.  Of these sixteen wells, seven have been reported by GSPC as oil discoveries and are currently suspended along with two others, and seven have been abandoned.  The nine suspended wells are awaiting further appraisal before the submission of a declaration of commerciality pursuant to the terms of the PSC.  The Tarapur North area is located adjacent to and extending approximately thirty kilometers to the northeast of the Tarapur 1 Discovery Area.

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

Sanand/Miroli Block
During the six months ended June 30, 2009 the M-8 exploratory well was drilled to a total depth of 3,405 meters.  This well is the first of the two well drilling commitment for Phase III.  As at August 5, 2009, GSPC as operator is evaluating the location of the second exploratory well as well as further appraisal wells to be drilled and budgeted for the fiscal year April 1, 2009 to March 31, 2010.

As at August 5, 2009 nineteen wells have been or are being drilled on this block.  Of these nineteen wells, sixteen are exploration wells and three are appraisal wells.  There is one exploratory well remaining to be drilled in the third quarter of 2009 which will complete our Minimum Work Program commitment for the final phase of the exploration period covering this block.

Six wells are discovery wells as reported by GSPC to the Director General of Hydrocarbons under the terms of the PSC.  Eight wells are currently suspended awaiting further appraisal and five wells have been abandoned.

Ankleshwar Block
On February 26, 2009, GSPC as operator applied for a six month extension of Phase I to September 30, 2009 to complete the exploratory drilling commitments under Phase I on this block, which approval has been granted.  Drilling of three exploratory wells (Ank-34, Ank-36 and Ank-37) commenced during the second quarter of 2009, leaving six exploratory wells to be drilled under the Phase I Minimum Work Program.

As at August 5, 2009, eight exploratory wells have been drilled or are being drilled on this block.  Of the eight wells; GSPC as operator is currently preparing an appraisal plan for the Ank-21 to be submitted as an oil discovery under the terms of the PSC.  Of the remaining seven wells, three are drilling and four are to be abandoned.

Mehsana Block
During the six months ended June 30, 2009, the CB-3E well was drilled to a total depth of 2,450 meters to appraise the CB-3A discovery.  As at August 5, 2009, the CB-3E was tested and has been suspended as no significant quantities of hydrocarbons have been noted.

Jubilant Offshore Drilling Pvt. Ltd. continues to await the approval from the Directorate General of Hydrocarbons requesting an extension of six months to Phase I from the date of approval of such request to complete a testing and stimulation program on the remaining four existing wells (CB-3A, 4, 5A & 6).  As at August 5, 2009 this approval is pending.

As at August 5, 2009, eight wells have been drilled on this block.   Of these eight wells, seven are exploration wells which fulfill our Phase I Minimum Work Program commitment and one is an appraisal well.

DS03 and DS04 Blocks
During the six months ended June 30, 2009, approximately two-thirds of the field work for the acquisition, processing and interpretation of the gravity magnetic survey on these blocks was completed.  The remaining field work for the survey is expected to be completed by end of the third quarter.

RJ20 and RJ21 Blocks
During the six months ended June 30, 2009, the consortium completed the processing of the recently acquired 3D seismic program of approximately 1,300 square kilometers on both of these blocks.  Interpretation of all 3D seismic to date is currently being conducted with the intention of identifying drilling locations to commence drilling in the first quarter of 2010.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from changes in market rates and prices.  We are exposed to the impact of market fluctuations associated with the following:

Interest Rate Risk
We consider our exposure to interest rate risk to be immaterial.  Interest rate exposures relate entirely to our investment portfolio, as we do not have short-term or long-term debt.  Our investment objectives are focused on preservation of principal and liquidity.  We manage our exposure to market risks by limiting investments to high quality bank issuers at short-term rates, or government securities of the United States or Canadian federal governments such as Guaranteed Investment Certificates or Treasury Bills.  We do not hold any of these investments for trading purposes.  We do not hold equity investments.  We do not expect any material loss from cash equivalents and therefore we believe our interest rate exposure on invested funds is not material.

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

At June 30, 2009, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

Commodity Price Risk
With respect to our oil and gas revenues, cash flow, profitability and future rate of growth we achieve will be greatly dependent upon prevailing prices for oil and natural gas.  Our ability to obtain or maintain any borrowing capacity and to obtain additional capital on attractive terms is also expected to be dependent on oil and natural gas prices.  Historically, oil and natural gas prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global demand for petroleum products, international supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall world economic conditions.

We cannot predict future oil and natural gas prices with any degree of certainty.  Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas we can produce economically, if any.  A substantial or extended decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, and capital resources and we may require a reduction in the carrying value of our oil and gas properties.  Similarly, an improvement in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources, exploration and production costs and acquisition costs for additional properties may also increase.

At June 30, 2009, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2008, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009, however, along with the Plan as disclosed in our Form 10-K for the year ended December 31, 2008, we continue to take steps to correct this situation.

Changes in Internal Controls
During the three months ended June 30, 2009, an independent director was appointed to the Audit Committee to provide guidance and to steward management towards strengthening the control environment.  The newly appointed director practices law, with an emphasis on corporate governance and business valuations.

The appointment of an additional independent director to the Audit Committee is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Although we have implemented the control above that we believe will remediate some of the material weaknesses as described in our Form 10-K for the year ended December 31, 2008, we are unable to conclude the material weaknesses have been remediated as of June 30, 2009 until the new internal control operates for a sufficient period of time, is tested and management concludes that the control is operating effectively. We expect to complete our analysis by the end of this fiscal year ending December 31, 2009.

There were no other changes in our internal control over financial reporting during the second quarter of 2009, other than those described above that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A.                      RISK FACTORS

Risks relating to us are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009.  Changes or additions to certain of those risk factors which may be deemed to be material have been included in this quarterly report.  Reference should be made to our Annual Report as well as to the following for complete information regarding all risk factors material to investors.

We Have A History Of Losses And Our Liquidity Position Imposes Risk To Our Operations
To date, we have not earned any material revenues from our operations and we are considered to be in the development stage of our operations.  We have incurred negative cash flows from our operations, and at this time all exploration activities and overhead expenses have been financed by way of the issue and sale of equity securities and interest income on our cash balances.  The recoverability of the costs we have incurred to date is uncertain and is dependent upon achieving substantial commercial production or sale.  Our prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our condensed consolidated financial statements as at and for the period ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2009, we incurred a net loss of approximately $1.1 million, used approximately $1.5 million of cash flow in its operating activities, used approximately $1.6 million in its investing activities and had an accumulated deficit of approximately $26.6 million.  These matters raise doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration programs and our existing cash balance and any cash flow from operating activities may not be sufficient to satisfy the current obligations and meet our exploration commitments.  We are considering various alternatives to remedy any future shortfall in capital.  We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  Because of the early stage of our operations, our limited current revenues and also as a result of the current global financial crisis and lack of liquidity in the banking system, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures which could lead to our inability to meet all of our commitments under all our PSCs.

Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies, as more fully described in our condensed consolidated financial statements in the normal course of operations, our consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.  Our condensed consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $115.0 Million Plus Interest As Of June 30, 2009 On Account Of GSPC’s Exploration Costs On the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under all phases for the Minimum Work Program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

Based upon the most recent correspondence from GSPC dated November 28, 2008, GSPC asserts that the amount payable is Rs. 365.9 crore (approximately $78.7 million) plus interest as of September 30, 2008, of which 50% is for the account of Roy Group (Mauritius) Inc..  We estimate that the amount of GSPC’s claim as of June 30, 2009 to be approximately $115.0 million plus interest.  We dispute this assertion of GSPC.

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

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, we are of the view that the proposed additional $75.0 million of the costs of drilling future exploration wells over and above the Minimum Work Program on the KG Offshore Block as proposed by GSPC under the PSC, shall be subject to the Carried Interest Agreement and shall be carried by GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum it claims we owe or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution however no agreement has been reached as of August 5, 2009.

GSPC by letter dated August 27, 2008 advised the Director General of Hydrocarbons that the Minimum Work Program for all phases under the PSC relating to the KG Offshore Block has been fulfilled.  On November 5, 2008 GSPC advised us that the Minimum Work Program for all Exploration Phases of the KG Offshore Block had been completed as of September 30, 2008 and same has been noted by Directorate General of Hydrocarbons.  As such, GSPC advised us that it has elected to undertake an additional work program over and above the Minimum Work Program as either Joint Operations or as Exclusive Operations under the terms of the PSC and that we must elect whether we wish to participate in these future exploration activities over and above the Minimum Work Program on the KG Offshore Block or alternatively, GSPC will conduct these drilling activities as Exclusive Operations, as defined in the PSC.  GSPC estimates the cost of such exploratory drilling operations to be approximately $750.0 million over the period October 1, 2008 to September 30, 2009 of which $75.0 million would be on our behalf, including the 50% for the account of Roy Group (Mauritius) Inc.

On November 13, 2008 we advised GSPC that we exercised our right to participate in the drilling operations proposed in the November 5, 2008 GSPC letter as a Joint Operation under the terms of the PSC and Joint Operating Agreement.  Further, we advised GSPC, among other things, that our exercise was done pursuant to the terms of our Carried Interest Agreement with GSPC, and as such we would be carried for 100% of all of our share of any costs during the exploration phase prior to the start of initial commercial production and that the Carried Interest Agreement extends through the exploration period of the PSC..

Our Internal Control Over Financial Reporting Was Not Effective As Of June 30, 2009 And Continuing Weaknesses In Our Internal Controls And Procedures Could Have A Material Adverse Effect On Us
During our management’s assessment of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2008 we identified material weaknesses in those controls as identified in Item 9A. - Controls and Procedures of our Annual Report.

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

As a result of these material weaknesses as at December 31, 2008, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting and our disclosure controls and procedures continue to be ineffective as of June 30, 2009, due to the conditions that led to the identification of the material weaknesses.  Prior to the filing of this report, we took certain steps to remediate these material weaknesses.  Although these actions are continuing, we anticipate that these actions when completed will remediate the material weaknesses we identified and strengthen our internal controls over financial reporting.  However we cannot assure you that the finalized measures that we implement will effectively address such material weaknesses or that additional material weaknesses may not develop in the future.

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

We Expect to Have Substantial Requirements For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing and Additional Ventures Or Pursue Other Opportunities.  Our Available Capital is Limited
In order to participate under the terms of our PSCs as well as in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital.  Under the terms of our Carried Interest Agreement relating to the KG Offshore Block, after the start date of initial commercial production on the KG Offshore Block, and under the terms of the nine other PSCs we are parties to, we are required to bear our proportionate share of costs during the exploration phases of those agreements.  There can be no assurance that our currently available capital will be sufficient for these purposes or that any additional capital that is required will be available to us in the amounts and at the times required.  Such capital also may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling and completion activities.  We intend to seek the additional capital to meet our requirements from equity and debt offerings of our securities or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.

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

As of June 30, 2009, we had cash and cash equivalents of approximately $22.4 million.  We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the next twelve months for our present level of operations on the ten exploration blocks in which we are currently a participant in.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our ten exploration blocks totals approximately $9.4 million during the next twelve months.  We anticipate our expenditures on the KG Onshore Block to be $2.5 million based upon a 10% participating interest.  Upon receipt of approval from the Government of India for the increase to a 25% participating interest, these expenditures will increase to $6.2 million.  Any further PSCs we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.

We Have Commenced Production From The Tarapur Field During The Second Quarter Of 2009 Which May Give Rise To Certain Additional Risks To Our Operations

The commencement of production in May 2009 from the Tarapur Field for our account may give rise to certain additional risks as follows:
•
Unless we successfully replace the oil and natural gas reserves that we produce, our reserves will decline, resulting eventually in a decrease in the quantities of oil and natural gas we are able to produce and lower revenues and cash flow from operations. We intend to replace reserves through exploitation, development and exploration.  We may not be able to replace reserves from our exploitation, development and exploration activities at acceptable costs.

•
Our revenues, operating results, and cash flow from our production of oil and gas depend substantially upon prevailing prices for oil and gas. Historically, oil and gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.   A significant decrease in oil and gas prices could have a material adverse effect on our cash flow and profitability and would adversely affect our financial condition and the results of our operations.  Prices for oil and gas fluctuate in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control.

•
Reserve information that we may provide will represent estimates based on reports prepared by our independent petroleum engineers, as well as internally generated reports. Petroleum engineering is not an exact science.  Information relating to proved oil and gas reserves is based upon engineering estimates derived after analysis of information we furnish or furnished to us by the operator of the property.  Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results.  Oil and gas prices, which fluctuate over time, may also affect proved reserve estimates.  For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers at different times may vary substantially.  Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.  Either inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves.  In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.

•
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

Our inability to meet our goals and objectives or the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military or terrorist activities could have a material adverse effect on us.  We caution you that various risk factors accompany those forward-looking statements and are described, among other places, under the caption “Risk Factors” herein.  They are also described in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.  These risk factors could cause our operating results, financial condition and ability to fulfill our plans to differ materially from those expressed in any forward-looking statements made in this Report and could adversely affect our financial condition and our ability to pursue our business strategy and plans.  The company updates forward-looking information related to operations, production and capital spending on a quarterly basis and updates reserves, if any, on an annual basis.

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

August 5, 2009                                     By:  /s/ Allan J. Kent
-------------------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)