Form 10-Q
period 2009-09-30
GEOGLOBAL RESOURCES INC.
filed 2009-11-16
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009;
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite #310, 605 – 1 Street SW, Calgary, Alberta, Canada	T2P 3S9
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+1 403-777-9250

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

The number of shares outstanding of the registrant’s common stock as of November 13, 2009 was 72,805,756

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2009 and September 30, 2008 and for the period from inception on August 21, 2002 to September 30, 2009	4

	Consolidated Statements of Changes in Stockholders' Equity	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008 and for the period from inception on August 21, 2002 to September 30, 2009	7

	Notes to the Condensed Consolidated Financial Statements as at September 30, 2009	8

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 4.	Controls and Procedures	29

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	30

ITEM 6.	Exhibits	34

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current
Cash and cash equivalents	18,324,561	25,432,814
Accounts receivable	389,740	229,642
Prepaids and deposits	171,847	242,059
	18,886,148	25,904,515

Restricted deposits (note 4)	6,925,000	10,800,000
Property and equipment (note 5)	42,550,200	35,160,814

	68,361,348	71,865,329

Liabilities
Current
Accounts payable	5,706,369	4,847,513
Accrued liabilities	1,551,787	4,330,591
Due to related companies (note 11)	71,653	32,916
	7,329,809	9,211,020

Asset retirement obligation (note 6)	760,184	633,598
	8,089,993	9,844,618
Stockholders' Equity
Capital stock
Authorized
125,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
72,805,756 common shares (December 31, 2008 – 72,805,756)	58,214	58,214
Additional paid-in capital	87,772,960	84,554,673
Deficit accumulated during the development stage	(27,559,819)	(22,592,176)
	60,271,355	62,020,711

	68,361,348	71,865,329
See Going Concern (note 2), Commitments (note 13) and Contingencies (note 14). The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three months ended Sept 30, 2009	Three months ended Sept 30, 2008	Nine months ended Sept 30, 2009	Nine months ended Sept 30, 2008	Period from Inception, August 21, 2002 to Sept 30, 2009

Revenue and other income
Oil sales	300,394	--	490,442	--	490,442
Interest income	65,169	230,006	263,198	921,857	5,824,775
Consulting fees recovered	--	--	--	--	66,025
Equipment costs recovered	--	--	--	--	19,395
Gain on sale of equipment	--	--	--	--	42,228
	365,563	230,006	753,640	921,857	6,442,865

Expenses
Operating	96,201	--	179,472	--	179,472
General and administrative	772,701	583,136	2,492,443	1,753,113	10,111,455
Consulting fees	170,017	135,524	522,513	599,785	6,425,229
Professional fees	145,955	187,075	594,301	705,771	3,474,121
Accretion expense	14,816	8,490	40,803	23,358	73,005
Depletion and depreciation	80,548	12,932	153,157	38,496	472,036
Impairment of oil and gas properties (note 5)	--	--	--	3,765,015	10,098,015
Foreign exchange (gain) loss	(14,370)	38,829	(15,406)	60,591	95,351
	1,265,868	965,986	3,967,283	6,946,129	30,928,684

Net loss and comprehensive loss for the period	(900,305)	(735,980)	(3,213,643)	(6,024,272)	(24,485,819)

Warrant modification (note 9)	--	--	(1,754,000)	--	(3,074,000)

Net loss and comprehensive loss applicable to common stockholders	(900,305)	(735,980)	(4,967,643)	(6,024,272)	(27,559,819)

Basic and diluted net loss per share (note 12)	(0.01)	(0.01)	(0.07)	(0.09)

Weighted average common shares outstanding	67,805,756	67,407,929	67,805,756	67,273,639

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders' Equity $

Common shares issued on incorporation - Aug 21, 2002	1,000	64	--	--	64
Net loss and comprehensive loss for the period	--	--	--	(13,813)	(13,813)
Balance at December 31, 2002	1,000	64	--	(13,813)	(13,749)

Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Common shares issued during 2003:
On acquisition	34,000,000	34,000	1,072,960	--	1,106,960
Options exercised for cash	396,668	397	101,253	--	101,650
December 2003 private placement financing	6,000,000	6,000	5,994,000	--	6,000,000
Share issuance costs on private placement	--	--	(483,325)	--	(483,325)
Share issuance costs on acquisition	--	--	(66,850)	--	(66,850)
Stock-based compensation	--	--	62,913	--	62,913
Net loss and comprehensive loss for the year	--	--	--	(518,377)	(518,377)
Balance at December 31, 2003	55,053,356	40,461	6,680,951	(532,190)	6,189,222

Common shares issued during 2004:
Options exercised for cash	115,000	115	154,785	--	154,900
Broker Warrants exercised for cash	39,100	39	58,611	--	58,650
Stock-based compensation	--	--	350,255	--	350,255
Net loss and comprehensive loss for the year	--	--	--	(1,171,498)	(1,171,498)
Balance at December 31, 2004	55,207,456	40,615	7,244,602	(1,703,688)	5,581,529

Common shares issued during 2005:
Options exercised for cash	739,000	739	1,004,647	--	1,005,386
2003 Purchase Warrants exercised for cash	2,214,500	2,214	5,534,036	--	5,536,250
Broker Warrants exercised for cash	540,900	541	810,809	--	811,350
September 2005 private placement financing	4,252,400	4,252	27,636,348	--	27,640,600
Share issuance costs on private placement	--	--	(1,541,686)	--	(1,541,686)
Stock-based compensation	--	--	4,354,256	--	4,354,256
Net loss and comprehensive loss for the year	--	--	--	(3,162,660)	(3,162,660)
Balance at December 31, 2005	62,954,256	48,361	45,043,012	(4,866,348)	40,225,025

Common shares issued during 2006:
Options exercised for cash	2,284,000	2,285	2,706,895	--	2,709,180
Options exercised for notes receivable	184,500	185	249,525	--	249,710
2003 Purchase Warrants exercised for cash	785,500	786	1,962,964	--	1,963,750
Share issuance costs	--	--	(74,010)	--	(74,010)
Stock-based compensation	--	--	3,012,514	--	3,012,514
Net loss and comprehensive loss for the year	--	--	--	(1,548,803)	(1,548,803)
Balance at December 31, 2006	66,208,256	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during 2007:
Options exercised for cash	317,500	317	320,358	--	320,675
June 2007 private placement financing	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement	--	--	(2,612,973)	--	(2,612,973)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	1,522,996	--	1,522,996
Net loss and comprehensive loss for the year	--	--	--	(1,543,110)	(1,543,110)
Balance as at December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (Unaudited)
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders' Equity $

Balance from December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

Common shares issued during 2008:
Options exercised for cash	600,000	600	659,400	--	660,000
Stock-based compensation	--	--	1,104,216	--	1,104,216
Net loss and comprehensive loss for the year	--	--	--	(13,313,915)	(13,313,915)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Transactions during the period:
Compensation option and warrant modification (note 9)	--	--	264,000	--	264,000
Stock purchase warrant modification (note 9)	--	--	1,754,000	(1,754,000)	--
Stock-based compensation (note 10)	--	--	1,200,287	--	1,200,287
Net loss and comprehensive loss for the period	--	--	--	(3,213,643)	(3,213,643)

Balance as at September 30, 2009	72,805,756	58,214	87,772,960	(27,559,819)	60,271,355
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended Sept 30, 2009	Nine months ended Sept 30, 2008	Period from Inception, August 21, 2002 to Sept 30, 2009

Cash flows provided by (used in) operating activities:
Net loss	(3,213,643)	(6,024,272)	(24,485,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	40,803	23,358	73,005
Asset impairment	--	3,765,015	10,098,015
Depletion and depreciation	153,157	38,496	472,036
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 10)	730,576	425,864	6,642,478
Compensation option & warrant modification (note 9)	264,000	--	504,000
Changes in operating assets and liabilities:
Accounts receivable	(160,098)	12,972	(314,740)
Prepaids and deposits	70,212	(29,221)	(140,279)
Accounts payable	78,158	(78,219)	126,399
Accrued liabilities	(80,057)	(384,700)	281,601
Due to related companies	38,737	(57,515)	29,897
	(2,078,155)	(2,308,222)	(6,755,635)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(6,969,946)	(11,637,262)	(44,800,281)
Property and equipment additions	(17,103)	(15,028)	(1,538,404)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits	3,875,000	(7,482,058)	(8,095,000)
Changes in investing assets and liabilities:
Cash call receivable	--	--	--
Prepaids and deposits	--	(2,504)	(31,568)
Accounts payable	780,698	433,941	5,530,962
Accrued liabilities	(2,698,747)	765,171	1,270,186
	(5,030,098)	(17,937,740)	(44,546,639)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	--	662,000	75,612,165
Share issuance costs	--	--	(4,073,388)
Changes in financing liabilities:
Note payable	--	--	(2,000,000)
Accounts payable	--	--	61,078
Due to related companies	--	--	26,980
	--	662,000	69,626,835
Net increase (decrease) in cash and cash equivalents	(7,108,253)	(19,583,962)	18,324,561

Cash and cash equivalents, beginning of the period	25,432,814	48,134,858	--

Cash and cash equivalents, end of the period	18,324,561	28,550,896	18,324,561

Cash and cash equivalents
Current bank accounts	326,285	511,428	326,285
Short term deposits	17,998,276	28,039,468	17,998,276
	18,324,561	28,550,896	18,324,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

1.         Organization and Nature of Operations

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts with the Gujarat State Petroleum Corporation, Oil India Limited among others, and the Government of India and the development thereof.  The Company is a Delaware corporation whose common stock is listed and traded on the NYSE/Amex Exchange under the symbol GGR.

On August 29, 2003 (the inception date), the Company commenced oil and gas exploration activities.  As of September 30, 2009, the Company has not earned significant revenue from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required, are that the Company’s financial statements be identified as those of a development stage company.  In addition, the statements of operations and comprehensive loss, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company’s oil and gas properties have generated significant revenues.  The Company has evaluated subsequent events to November 16, 2009 which is the date these financial statements were issued.

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

The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, the Company’s liability to continue as a going concern may be impaired.  The Company's financial statements as at and for the period ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company during the nine months ended September 30, 2009 incurred a net loss of approximately $3.0 million, used approximately $2.1 million of cash flow in its operating activities, used approximately $5.1 million in its investing activities and had an accumulated deficit of approximately $27.3 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur expenditures to further its exploration programs and the Company's existing cash balance and any cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its exploration commitments of approximately $24.4 million over the next four years of which, approximately $10.0 million is attributable to the twelve months ending September 30, 2010.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests, or participation arrangements in oil and gas interests, to raise capital for continued exploration and development expenditures.  There can be no assurance this capital will be available and if it is not, the Company may be forced to substantially curtail or cease exploration block acquisition and/or exploration expenditures.

As at September 30, 2009, the Company has working capital of approximately $11.8 million which is available for the Company's future operations.  In addition, the Company has $6.9 million in restricted deposits pledged as security against the minimum work programs which will be released upon completion of the minimum work programs.

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
September 30, 2009

3.         Significant Accounting Policies

Basis of presentation
The accompanying condensed consolidated financial statements of the Company have not been audited and are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these condensed consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at September 30, 2009, the results of operations for the three and nine months ended and the cash flows for the nine months ended September 30, 2009 and 2008 and for the period from inception of August 21, 2002 to September 30, 2009.  In preparing these accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and related disclosures.  The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or circumstances.

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

Use of estimates
The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimated amounts.

Significant estimates with regard to the condensed consolidated financial statements include going concern assumption, the estimated carrying value of unproved properties, the estimated cost and timing related to asset retirement obligations, stock-based compensation, contingent liabilities and the realizability of deferred tax assets.

Recent Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  In addition, ASC Subtopic 810-10-65 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  This subtopic is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted the provisions of ASC Subtopic 810-10-65 on January 1, 2009, with no material impact on our consolidated financial statements.

ASC Topic 805, Business Combinations (formerly SFAS No. 141 (Revised 2007), Business Combinations, and FASB Staff Position (“FSP”) SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), provides that all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method from previous principles in a number of ways.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Contingent assets acquired and liabilities assumed in a business combination are to be recognized at fair value if fair value can be reasonably estimated during the measurement period. We adopted the changes to the provisions of ASC Topic 805 on January 1, 2009, with no material impact on our consolidated financial statements.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

3.         Significant Accounting Policies (continued)

ASC Subtopic 820-10-65, Transition Related to FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, when the volume and level of activity for the asset or liability have significantly decreased.  This subtopic re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in ASC 820.  This subtopic clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this subtopic does not include assets and liabilities measured under quoted prices in active markets.  ASC Subtopic 820-10-65 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of ASC Subtopic 820-10-65 effective April 1, 2009, with no material impact on our consolidated financial statements.

ASC Topic 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments amends ASC Topic 825, Financial Instruments, to require publicly-traded companies, as defined in ASC Topic 270, Interim Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  ASC Topic 825-10-65 is effective for interim periods ending after June 15, 2009.  We adopted the new disclosure requirements in our second quarter 2009 financial statements with no material impact on our consolidated financial statements.

ASC Subtopic 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (formerly FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments issued in April 2009), provides transitional guidance for debt securities to make previous guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Existing recognition and measurement guidance related to other-than-temporary impairments of equity securities was not amended by this subtopic.  This subtopic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this subtopic effective April 1, 2009, with no material impact on our consolidated financial statements.

ASC Topic 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events issued May 2009) establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This topic is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  We adopted the provisions of this topic effective April 1, 2009, with no material impact on our consolidated financial statements.

 ASC Topic 860, Transfers and Servicing (formerly SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, as amended by SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140, issued in June 2009) amends prior principles to require more disclosure about transfers of financial assets and the continuing exposure, retained by the transferor, to the risks related to transferred financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  This topic will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  We will adopt the provisions of this topic effective January 1, 2010 and we do not expect the adoption to have a material impact on our consolidated financial statements.

ASC Subtopic 810-10-05, Consolidation – Variable Interest Entities (formerly FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, as amended by SFAS No. 167, Amendments to FASB Interpretation No. 46(R) in June 2009), defines how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  This topic requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  This statement will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  We will adopt the provisions of this subtopic prospectively effective January 1, 2010 and we do not expect the adoption to have a material impact on our consolidated financial statements.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

3.           Significant Accounting Policies (continued)

ASC Topic 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162), issued in June 2009, became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification became non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the provisions of this topic in the third quarter of 2009, with no change to our consolidated financial statements other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities and Fair Value, amending Subtopic 820-10, Fair Value Measurement, to provide guidance on the manner in which the fair value of liabilities should be determined.  This update provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of defined valuation techniques.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  We will adopt ASU No. 2009-05 in the fourth quarter of 2009, and we do not expect it will have a material impact on our consolidated financial statements.

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

The term deposits securing these bank guarantees are as follows:

	September 30, 2009 $	December 31, 2008 $
Exploration Blocks - India
Mehsana	160,000	160,000
Sanand/Miroli	1,300,000	1,300,000
Ankleshwar	1,490,000	1,490,000
Tarapur	940,000	940,000
DS 03	450,000	450,000
DS 04	215,000	215,000
KG Onshore	1,475,000	3,695,000
RJ 20	490,000	1,475,000
RJ 21	405,000	1,075,000
	6,925,000	10,800,000

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties in India.

	September 30, 2009 $	December 31, 2008 $
Oil and natural gas properties (using the full-cost method)
Proved properties	5,268,846	--
Unproved properties	46,477,369	44,182,707
Total oil and natural gas properties	51,746,215	44,182,707

Building	889,609	889,609
Computer, office and other equipment	565,996	548,893

Total property and equipment	53,201,820	45,621,209
Impairment of oil and natural gas properties	(10,098,015)	(10,098,015)
Accumulated depletion and depreciation	(553,605)	(362,380)

Total property and equipment, net	42,550,200	35,160,814

The Company’s oil and natural gas properties consist of contract interests in 10 exploration blocks held in India.

The Company has capitalized $807,584 (September 30, 2008 - $866,478) of general and administrative expenses directly related to exploration activities.  These amounts include $469,711 (September 30, 2008 - $373,291) of capitalized stock-based compensation expense and capitalized support equipment depreciation of $38,067 (September 30, 2008 - $nil).

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at September 30, 2009, to assess the ceiling limitation of its proved oil properties.  The price of crude oil was $62.95 and is based upon the Nigeria Bonny Light bench mark.  At September 30, 2009, the Company’s net capitalized costs of proved oil and natural gas properties did not exceed the ceiling limitation.

For the nine months ended September 30, 2009, the Company charged $nil (September 30, 2008 - $3,765,015) to the statement of operations for impairment charges.

6.         Asset Retirement Obligation

Asset retirement obligations are recorded for an obligation where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.

The following table summarizes the changes in the asset retirement obligation:

	September 30, 2009 $	December 31, 2008 $

Asset retirement obligation at beginning of period	633,598	318,922
Liabilities incurred	85,783	282,474
Accretion expense	40,803	32,202

Asset retirement obligation at end of period	760,184	633,598

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  A fair value hierarchy that prioritizes the inputs used to measure fair value gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

7.         Fair Value Measurements (continued)

The three levels of the fair value hierarchy are defined as follows:

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

As at September 30, 2009, the Company’s financial assets that are re-measured at fair value on a recurring basis consisted of financial assets of $17,998,276 that are classified as cash and cash equivalents and $6,925,000 that are classified as restricted deposits in the Consolidated Balance Sheets.  These are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets.

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

Activity with respect to all warrants is presented below for the periods as noted:

	September 30, 2009		December 31, 2008
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $

Outstanding warrants at the beginning of period	5,599,716	7.91	5,599,716	7.91
Warrants granted	--	--	--	--
Warrants exercised	--	--	--	--
Warrants outstanding at the end of period	5,599,716	7.91	5,599,716	7.91

Exercisable at end of period	5,599,716	7.91	5,599,716	7.91

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

9.         Warrants (continued)

The weighted average remaining life by exercise price as of September 30, 2009 is summarized below:

Warrants	Outstanding and Exercisable #	Weighted Average Remaining Life (Months)	Weighted Average Exercise Price $
Compensation Options	535,944	23.7	5.55
Compensation Warrants	97,572	23.7	9.00
Stock Purchase Warrants	4,966,200	23.7	8.14
	5,599,716	23.7	7.91

The warrants have certain terms and conditions as follows:

On May 26, 2009, the Board of Directors approved a two year extension for all Compensation Options, Compensation Warrants and Stock Purchase Warrants from June 20, 2009 to June 20, 2011;

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

10.         Stock Options

The Company's 2008 Stock Incentive Plan (2008 Plan)
On July 29, 2008 at the Annual Meeting of Stockholders, the shareholders of the Company approved the adoption of the 2008 Plan.  Under the terms of the 2008 Plan, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 2008 Plan.  As at September 30, 2009, the Company had 10,345,000 common shares remaining for the grant of options under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) May 30, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

Stock-based Compensation
The Company recognizes compensation cost for stock-based compensation arrangements with employees, non-employee consultants and non-employee directors based on their grant date fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, the Company recognizes compensation costs over the vesting periods for each separate vested tranche.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

10.         Stock Options (continued)

The following table summarizes stock-based compensation for employees, non-employee consultants and non-employee directors:
	Three months ended Sept 30, 2009		Three months ended Sept 30, 2008		Nine months ended Sept 30, 2009		Nine months ended Sept 30, 2008		Period from Inception August 21, 2002 to Sept 30, 2009
	$		$		$		$		$
Stock-based compensation
Consolidated Statements of Operations
General and administrative		113,969		118,297		693,139		484,785		3,345,989
Consulting fees		11,284		(5,095)		37,437		(58,921)		3,296,489
		125,253		113,202		730,576		425,864		6,642,478
Consolidated Balance Sheets
Oil and gas interests		90,968		69,580		469,711		373,291		4,964,959
		216,221		182,782		1,200,287		799,155		11,607,437

At September 30, 2009, the total compensation cost related to non-vested awards not yet recognized was $523,586 (December 31, 2008 – $1,719,349) which will be recognized over a weighted-average period of 1.5 years.  During the nine months ended September 30, 2009, no options were exercised.  During the nine months ended September 30, 2008, 600,000 options were exercised for total gross proceeds of $662,000.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended Sept 30, 2009	Three months ended Sept 30, 2008	Nine months ended Sept 30, 2009	Nine months ended Sept 30, 2008
Fair value of stock options granted (per option)	$0.69	$3.08	$0.49	$3.08
Risk-free interest rate	2.0%	4.1%	1.6%	4.1%
Volatility	115%	93%	110%	93%
Expected life	4.8 years	10 years	3.5 years	10 years
Dividend yield	0%	0%	0%	0%

Stock option table
Activity with respect to all stock options is presented below for the periods as noted:

	September 30, 2009		December 31, 2008
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $
Outstanding options at beginning of period	5,325,000	3.67	4,470,000	4.04
Options granted	280,000	1.15	1,575,000	1.94
Options exercised	--	--	(600,000)	1.10
Options expired	(35,000)	6.45	(110,000)	6.50
Forfeitures and other adjustments	--	--	(10,000)	7.52
Options outstanding at end of period	5,570,000	3.55	5,325,000	3.69

Outstanding aggregate intrinsic value	$2,100		$--

Exercisable at end of period	4,592,500	3.97	3,610,000	4.37

Exercisable aggregate intrinsic value	$1,400		$--

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

10.           Stock Options (continued)

The weighted average remaining life by exercise price as of September 30, 2009 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Remaining Life Months	Exercisable Shares #	Weighted Average Exercise Price $
1.00 - 2.99	1,655,000	41.0	677,500	1.70
3.00 - 4.99	2,375,000	49.0	2,375,000	3.88
5.00 - 5.99	1,490,000	34.1	1,490,000	5.04
6.00 - 6.99	50,000	72.1	50,000	6.81
	5,570,000	42.9	4,592,500	3.97

11.         Related Party Transactions

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.

Roy Group (Mauritius) Inc. (RGM)
In March 2003, the Company entered into a Participating Interest Agreement with RGM (a party related by a common officer and director of the Company, who is also a principal shareholder of the Company), whereby the Company assigned and holds in trust for RGM 50% of the benefits and obligations of the production sharing contract covering the KG Offshore Block leaving the Company with a net 5% participating interest in the KG Offshore Block.  The assignment of this interest is subject to approval by the Government of India.

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

	Three months ended Sept 30, 2009		Three months ended Sept 30, 2008		Nine months ended Sept 30, 2009		Nine months ended Sept 30, 2008		Period from Inception, August 21, 2002 to Sept 30, 2009
	$		$		$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		65,625		43,750		196,875		131,250		640,524
Consolidated Balance Sheets
Oil & gas interests		21,875		43,750		65,625		131,250		1,315,291
		87,500		87,500		262,500		262,500		1,955,815

At September 30, 2009, the Company owed Roy Group $34,817 (December 31, 2008 - $35,800) for services provided pursuant to the Technical Services Agreement and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

11.         Related Party Transactions (continued)

D.I. Investments Ltd. (DI)
DI is related to the Company by common management and is controlled by an officer and director of the Company.  DI charges consulting fees for management, financial and accounting services rendered, as outlined and recorded below:

	Three months ended Sept 30, 2009		Three months ended Sept 30, 2008		Nine months ended Sept 30, 2009		Nine months ended Sept 30, 2008		Period from Inception, August 21, 2002 to Sept 30, 2009
	$		$		$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		53,188		53,188		159,562		159,563		1,074,027

At September 30, 2009, the Company owed DI $31,000 (December 31, 2008 – the Company was owed $16,629) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Three months ended Sept 30, 2009		Three months ended Sept 30, 2008		Nine months ended Sept 30, 2009		Nine months ended Sept 30, 2008		Period from Inception, August 21, 2002 to Sept 30, 2009
	$		$		$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		8,321		25,217		32,298		67,534		317,209

The Company recognized compensation cost or recovery of compensation cost for stock-based compensation arrangements with the principal of Amicus as outlined and recorded below:

Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	4,063	(2,830)	14,565	(35,168)	600,190

At September 30, 2009, the Company owed Amicus $5,836 (December 31, 2008 - $13,745) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

12.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended Sept 30, 2009		Three months ended Sept 30, 2008		Nine months ended Sept 30, 2009		Nine months ended Sept 30, 2008
	$		$		$		$

Net loss and comprehensive loss for the period		900,305		735,980		3,213,643		6,024,272
Stock purchase warrant modification		--		--		1,754,000		--
Net loss and comprehensive loss applicable to common stockholders		900,305		735,980		4,967,643		6,024,272

Weighted average number of common shares outstanding:
Basic and diluted		67,805,756		67,407,929		67,805,756		67,273,639

Per share amounts
Basic and diluted		0.01		0.01		0.07		0.09

Securities excluded from denominator as anti-dilutive:
Stock options		5,570,000		3,960,000		5,570,000		3,960,000
Warrants		4,966,200		4,966,200		4,966,200		4,966,200
Compensation options		535,944		535,944		535,944		535,944
Compensation option warrants		97,572		97,572		97,572		97,572
		11,169,716		9,559,716		11,169,716		9,559,716

In calculating the weighted average number of common shares outstanding, the 5,000,000 shares which were held in escrow at September 30, 2009 have been excluded.

13.           Commitments

Pursuant to current production sharing contracts, the Company is required to perform minimum exploration activities that include various types of surveys, acquisition and processing of seismic data and drilling of exploration wells.  These obligations have not been provided for in the financial statements.  The Company has an office lease commitment in Calgary, Canada until February 2013.

The anticipated payments due under these agreements in effect are as follows:

	Operating Leases		Production Sharing Contracts
	$		$
2009		30,000		2,025,000
2010		132,000		10,586,000
2011		159,000		9,990,000
2012		159,000		1,840,000
2013		13,000		--
Thereafter		--		--
		493,000		24,441,000

The Company has applied to increase its participating interest under a certain production sharing contract from 10% to 25%.  If this application is approved, the Company’s commitments would increase by $1.1 million in 2009, $4.4 million in 2010, $6.1 million in 2011 and $1.4 million in 2012.  To date, the approval has not been granted.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

14.         Contingencies

GSPC Dispute
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

Based upon the most recent correspondence from GSPC dated November 28, 2008, GSPC is seeking payment in the amount of Rs. 365.9 crore (or approximately $78.7 million) plus interest as of September 30, 2008, of which, 50% is for the account of RGM.  We estimate the amount of GSPC’s claim as at September 30, 2009 to be approximately $143.0 million plus interest.  The Company disputes this assertion of GSPC.

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

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution however, as at November 13, 2009, no agreement has been reached.

Other Matters
The Company has recently determined it may be in breach of certain regulatory requirements, and is currently taking immediate steps to remedy the matter.  Non-compliance with these regulations may result in a discretionary financial penalty to the Company.  Management believes the outcome pertaining to such matters at this time is not determinable, and as such no provision has been made in these interim condensed consolidated financial statements.  The Company is of the understanding that the range of the possible penalty is anywhere from $nil to $6.3 million.

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
PSC – means Production Sharing Contract.
NELP – means National Exploration Licensing Policy.
MMscfd – means million standard cubic feet per day.

Results of Operations for the Three and Nine months ended September 30, 2009 and 2008
For the quarter ended September 30, 2009, we incurred a net loss of $675,305 compared with a net loss of $735,980 for the quarter ended September 30, 2008.

For the nine months ended September 30, 2009, we incurred a net loss of $2,988,643 compared with a net loss of $6,024,272 for the nine months ended September 30, 2008.  The $3.0 million decrease was due to a $3.8 million impairment of our oil and gas properties under full cost accounting guidelines that was charged to the Statements of Operations in the second quarter of 2008 offset by an $800,000 increase in our expenses for the nine months ended September 30, 2009.   No impairment expense was incurred in 2009.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Oil Production (barrels)	4,536	--	7,634	--
Oil Sales (barrels)	4,556	--	7,580	--
Average Oil Price	$65.94	--	$64.71	--
Oil Revenues	$300,000	--	$490,000	--
Operating Costs per Barrel	$21.12	--	$23.68	--
Depletion per Barrel	$14.43	--	$14.31	--

Oil Sales
All of our revenues are derived from the production of crude oil in India.  With the approval of the Tarapur 1 field development plan by the Management Committee, three wells began production in mid May 2009 and a further two wells began production in September 2009.  There are twelve additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Revenues are currently based on the spot price based on the Nigeria Bonny Light Crude bench mark.  Through September 30, 2009, these revenues are reflected in accounts receivable in the balance sheet.  To date, none of our production has been hedged.  In addition to the crude oil production, a minimal amount of natural gas was produced and flared off.  Upon the tie-in and production from additional wells, it is the intention that the natural gas will be contained and sold.

Interest Income
Interest income during the three months ended September 30, 2009 was $65,000 compared with $230,000 for the same period in 2008.  This decrease is primarily attributed to a lower interest rate earned on our short term investments as well as lower cash balances and restricted deposits available for investment.  The average cash balance and restricted deposits during the third quarter of 2009 was $27.3 million compared with $39.9 million in the third quarter of 2008.

Interest income during the nine months ended September 30, 2009 was $263,000 compared with $922,000 for the same period in 2008.  Interest rates earned on our short-term investments declined significantly during the nine months ended September 30, 2008.  In addition to lower interest rates, the average cash balance and restricted deposits during the nine months was $30.7 million compared with $46.1 million in the nine months ended September 30, 2008.

Operating
Operating costs for the three months ended September 30, 2009 are estimated to be $96,000 or $21.12 per barrel, as a result of our first production in the Tarapur 1 field.  The operating cost estimate includes handling and processing charges, transportation costs and utilities, and contain a fixed and variable portion.   During the three months ended September 30, 2008, we did not incur any operating costs.

Operating costs for the nine months ended September 30, 2009 are estimated to be $179,000 or $23.68 per barrel, as a result of our first production in the Tarapur 1 field.  During the nine months ended September 30, 2008, we did not incur any operating costs.

General and Administrative
For the three months ended September 30, 2009, our general and administrative expenses increased to $773,000 from $583,000 for the three months ended September 30, 2008.  Significant items included in general and administrative expenses include administrative salaries and related stock-based compensation costs, directors’ fees, rental and office costs, an accrual for potential financial penalties, insurance and public company costs including shareholder relations, listing and filing fees and transfer agent fees and services.

For the nine months ended September 30, 2009, our general and administrative expenses increased to $2,492,000 from $1,753,000 for the same period in 2008.    In the second quarter of 2009, our Board of Directors approved a two year extension to compensation options and compensation warrants that were set to expire on June 22, 2009.  A fair value of $264,000 relating to the extension of compensation options and compensation warrants was charged to the statement of operations.   Along with the compensation options and compensation warrants extension costs, stock-based compensation costs of $693,000 for the nine months ended September 30, 2009 compared with $485,000 for the nine months ended September 30, 2008 and an accrual for potential financial penalties account for the majority of the change.  Other significant costs, including salaries, travel and bank guarantee fees remained fairly consistent with the nine months ended September 30, 2008.

Consulting Fees
Consulting fees for the three months ended September 30, 2009, were $170,000, an increase from $135,000 when compared to the three months ended September 30, 2008.  Significant items included in consulting fee expenses include a portion of costs paid to Roy Group (Barbados) Inc. for Chief Executive Officer services, costs paid to D.I. Investments Inc. for Chief Financial Officer services and the related health care costs and other consulting costs as incurred.

In the third quarter of 2009 and 2008, we incurred costs of $87,500 to Roy Group (Barbados) Inc.  We expensed 75% (2008 – 50%) of the costs paid to Roy Group (Barbados) Inc. for CEO related duties and other general corporate affairs.  The remaining 25% (2008 – 50%) was capitalized for technical geological services.  We evaluate the payment of these costs annually to determine the appropriate allocation.  Costs paid to D.I. Investments Inc. remained consistent at $53,000.

Consulting fees for the nine months ended September 30, 2009, were $522,000, a decrease from $600,000 when compared to the nine months ended September 30, 2008.  In the nine months ended 2008, we incurred a onetime cost of $75,000 paid to a broker in an effort to market and sell our Egypt blocks.

In the nine months ended September 30, 2009 and 2008, we incurred costs of $262,500 to Roy Group (Barbados) Inc.   We expensed 75% (2008 – 50%) of the costs paid to Roy Group (Barbados) Inc. for CEO related duties and other general corporate affairs.  The remaining 25% (2008 – 50%) was capitalized for technical geological services.  We evaluate the payment of these costs annually to determine the appropriate allocation.  Costs paid to D.I. Investments Inc. remained consistent at $160,000.

Professional Fees
Professional fees for the three months ended September 30, 2009 were $146,000, a decrease from $187,000 when compared to the three months ended September 30, 2008.  Professional fees include general council, audit and review costs and tax advisors to assist with compliance.

Professional fees for the nine months ended September 30, 2009 were $594,000 compared with $706,000 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, we completed a multiyear financial restatement and recorded costs of $238,000.  Further, we engaged various tax advisors to complete a review of our corporate structure with a goal to ensure tax strategy and efficiency across all jurisdictions.  These tax related costs have partially offset the saving from the prior years’ restatement of our previously filed annual reports.  We continue to incur costs relating to a review of our corporate structure.

Impairment
There were no impairment charges during the three or nine months ended September 30, 2009.  During the nine months ended September 30, 2008, an impairment charge of $3,765,000 was charged to the statements of operations relating to Egyptian, Oman and Yemen operations in the second quarter.

Other
We capitalized certain overhead costs directly related to our exploration activities in India.  During the three months ended September 30, 2009, we capitalized overhead costs totaling $156,000 as compared to $207,852 during the three months ended September 30, 2008.  Included in the amounts above are stock-based compensation costs of $91,000 for the three months ended September 30, 2009 compared with $70,000 for the three months ended September 30, 2008.

During the nine months ended September 30, 2009, these capitalized overhead costs were $807,000 as compared to $866,478 during the nine months ended September 30, 2008.  Included in the amounts above are stock-based compensation costs of $470,000 for the nine months ended September 30, 2009 compared with $373,000 for the nine months ended September 30, 2008.

The treatment of capitalized overhead costs remained consistent with the comparable quarter and includes costs relating to personnel, consultants, their travel, necessary resources and stock-based compensation directly associated with the advancement of our oil and gas interests.

Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee and the completion of an independent reserve study by Chapman Petroleum Engineering Ltd. out of Calgary, Alberta, Canada, we claimed our proved reserves in the Tarapur 1 field as at September 30, 2009 of 245,000 net barrels of crude oil compared to nil at December 31, 2008.

Liquidity
Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our liability to continue as a going concern may be impaired.  Our condensed consolidated financial statements as at and for the nine months ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have incurred a history of operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

At September 30, 2009, our cash and cash equivalents were $18.3 million (December 31, 2008 - $25.4 million).  The majority of this balance is being held in US funds.  Approximately $18.0 million is held in term deposits earning interest that will contribute towards covering a portion of our administrative costs and overhead throughout the next fiscal year.  We have working capital of approximately $11.8 million which is available for our future operations.  In addition, we have $6.9 million in restricted deposits pledged as security against the minimum work program for the budget year April 1, 2009 through March 31, 2010 on our exploration blocks, which will be released back to cash upon completion of the minimum work program at March 31, 2010.  It is expected that approximately $3.7 million will remain in restricted deposits that will be pledged for the minimum work program for the budget year April 1, 2010 to March 31, 2011.

We expect to incur expenditures to further our exploration programs.  Our existing cash balance and any cash flow to be generated from operating activities may not be sufficient to satisfy our current obligations and meet our exploration commitments of approximately $24.4 million over the next four years of which, approximately $10.0 million is attributable to the twelve months ending September 30, 2009.

We are considering various alternatives with respect to raising additional capital to remedy any future shortfall in capital but to date have made no specific plans or arrangements.  We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements which could include the sale of oil as gas interests, or participation arrangements in oil and gas interests, to raise capital for continued exploration and development expenditures.  Because of the early stage of our operations and our absence of any material quantities of oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures. We believe that our available cash resources will be sufficient to maintain our current level of activities through the next fiscal year.

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

Our cash and cash equivalents decreased by $7.1 million to $18.3 million from $25.4 million at December 31, 2008.  The primary result of the decrease in funds can be attributed to the following activities:

Our net cash used in operating activities during the nine months ended September 30, 2009 was $2.1 million as compared to $2.3 million for the nine months ended September 30, 2008.  The use of cash is mainly related to general and administrative costs, consulting fees and professional fees combined with lower interest income earned on our short-term investments during the nine months ended September 30, 2009.

Cash used by investing activities during the nine months ended September 30, 2009 was $5.0 million as compared to $17.9 million during the nine months ended September 30, 2008.  This decrease is a result of cash payments to our joint venture partners for increased oil and gas activities in 2008 as compared to 2009 which was then off-set by a reduction of our restricted deposits totaling $3.9 million.  The restricted deposits were returned to cash and cash equivalents which are now available for general corporate purposes.

No cash was provided by financing activities for the nine months ended September 30, 2009.  Cash provided by financing activities for the nine months ended September 30, 2008 was $662,000 pursuant to the exercise of 600,000 options.

Capital Resources
We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the 10 exploration blocks that we hold an interest in, will continue through September 2010 in accordance with the terms of those agreements.  During the period October 1, 2009 to September 30, 2010, based on the estimated current budgets, we anticipate drilling approximately one exploratory well in the KG Offshore Block, one exploratory well in the Sanand/Miroli Block, four exploration wells in the Ankleshwar Block, six exploratory wells in the Rajasthan Block and two exploratory wells in the KG Onshore Block.  Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in.  Also, if we increase our participating interest in the KG Onshore Block to 25%, our obligations to fund exploratory drilling on the block will increase.

In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the Government of India in the future.  As of November 13, 2009, we have no specific plans to bid or join with others in bidding for any specific PSCs in India and elsewhere.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, as opportunities arise, we may seek to acquire minority participating interests in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

In addition, although there are no present plans in this regard, we may require additional funds for the possible acquisition of further minority participating interests in PSCs in drilling blocks heretofore awarded and that we may hereafter propose to enter into in India and possibly elsewhere. We believe it can be expected that our interest in further or additional PSCs would be a participating interest.  As the holder of a participating interest in any such activities, it can be expected that we will be required to contribute capital to any such ventures in proportion to our percentage interest.

As of November 13, 2009, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that may be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that if we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.  We are unable to estimate the terms on which any such capital may be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements.

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at September 30, 2009 were not substantially different than at December 31, 2008.

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

Recent Exploration Activities
Below is a summary description of information relating to certain material developments to our exploration activities subsequent to the last update.  For additional information and a more complete description of the PSCs to which we are a party, reference should be made to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q as well as our Current Reports on Form 8-K.

Krishna Godavari Offshore Block
Exploration activities on the KG Offshore Block are as follows:

GSPC as operator has completed preparing the work program and budget for exploration activities totalling approximately $287 million for the fiscal year April 1, 2009 to March 31, 2010.  The program includes costs already incurred in the drilling of the KG#19, KG#21 and KG#33; the anticipated costs of drilling the KG#20-SS well with the Essar Wildcat rig; and costs to interpret the recently completed 240 square kilometre Q-Marine Seismic Data Acquisition over the Deen Dayal structure.

As at November 13, 2009, a total of fifteen wells have been drilled on this block.   Of these fifteen wells, four exploratory wells in the northern portion of the block have been abandoned.

Deen Dayal West Field Development Plan
On June 18, 2009, GSPC submitted the Deen Dayal West Field Development Plan in accordance with the provisions of the Production Sharing Contract to the Management Committee including the Government of India for approval.

On November 11, 2009 it was announced that the Field Development Plan was approved with the following details:
•	Includes fifteen wells; four existing wells (KG#8, KG#15, KG#17 and KG#28) and eleven new development wells which include three slant wells and eight multilateral wells to be drilled.
•	Production facilities to include:
• Two offshore platforms (one well head and one central processing);
• 20 kilometer long pipeline of 24 inch diameter up to landfall point; and
•	One onshore gas terminal to include a gas sweetening unit, gas dehydration unit, dew point depression unit, condensate stabilization unit, sulphur recovery unit and a captive power unit.
•	Delivery point for gas will be the outlet flange of delivery facility located at the onshore terminal at Mallavaram Village, near Yanam, Kakinada, Andhra Pradesh.
•	First gas production to commence December 2011.
•	GSPC as operator will apply for a 17 square kilometer mineral lease to cover this area.

GSPC estimated in the Field Development Plan that on a preliminary basis, the gross costs for the production facilities will be approximately US$941 million and US$860 million for the future development drilling costs.

Under current SEC Rules, at this time, GeoGlobal claims no reportable reserves on the KG Offshore Block.

Seven wells (KG#21, KG#31, KG#16, KG#33, KG#22, KG#32 and KG#19) which do not form part of the Deen Dayal West Field Development Plan are awaiting further appraisal before the preparation and submission of a declaration of commerciality pursuant to the PSC can be supported.

KG#20-SS Well
The KG#20-SS exploratory well commenced drilling using the Essar Wildcat self propelled semi-submersible drilling rig.  The KG#20-SS is located approximately 5.22 kilometers to the northeast of the KG#19 well in approximately 150 meters of water.  The well is planned to be drilled vertically to a depth of approximately 5,275 meters.  The objective of the KG#20-SS is to explore four targets with a strong amplitude signature on seismic in the Lower Cretaceous Sequence in glauconitic sands similar to that which was encountered in the KG#19 well.

As at November 13, 2009 the KG#20-SS well continues to drill and is at approximately 4,000 meters in depth.

KG#21Well
The KG#21 exploratory well commenced drilling on September 22, 2008 using the Perro Negro 3 (PN-3) jack-up drilling rig.  The well is located approximately 1.36 kilometers northwest of the KG#8 discovery in approximately 60 meters of water depth in the southwestern portion of the KG Offshore Block in the Deen Dayal North-west fault block.  The well was slightly deviated and was drilled to a depth of 5,656 meters being a total vertical depth of 5,467 meters.  The objective of the KG#21 location was two main targets with the primary target being the Lower Cretaceous sequence which was unable to be tested in the KG#31 exploratory well due to mechanical problems and the secondary target being the Upper Cretaceous fan deposits.

As at November 13, 2009, with the successful completion of the drill stem tests, the KG#21 well has been suspended and the PN-3 drilling rig has been released.  Four drill stem tests were completed on the KG#21 well in the Lower Cretaceous sequence over the 722 gross meter interval of 4,920.5 to 5,642.5 meters and one drill stem test over the interval 3,592.5 to 3,630 meters in the Upper Cretaceous.  The results of these successful drill stem tests were as follows:

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

As at November 13, 2009, with the successful completion of the drill stem tests on the KG#33, the well has been suspended and the Atwood Beacon jack-up drilling rig has been released.  Three drill stem tests were conducted on the KG#33 well over the 313 gross meter interval of 4,555 to 4,868 meters.

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

Based upon the most recent correspondence from GSPC dated November 28, 2008, GSPC asserts that the amount payable is Rs. 365.9 crore (approximately $78.7 million) plus interest as of September 30, 2008, of which 50% is for the account of Roy Group (Mauritius) Inc..  We estimate that the amount of GSPC’s claim as of September 30, 2009 to be approximately $143.0 million plus interest.  We dispute this assertion of GSPC.

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

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, we are of the view that the additional costs of drilling future exploration wells over and above the Minimum Work Program on the KG Offshore Block as proposed by GSPC under the PSC, shall be subject to the Carried Interest Agreement and shall be carried by GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution however no agreement has been reached as of November 13, 2009.

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

Krishna Godavari Onshore Block
In a recent Technical Committee meeting held July 8, 2009, it was agreed among the parties to pursue the 3D seismic and drilling commitments simultaneously, by identifying prospects and locations based upon the available reprocessed 2D seismic data and related geoscientific information allowing us the ability to meet our Minimum Work Program commitment for Phase I within the necessary timelines, being February 17, 2012.

Four priority locations have been proposed by us and reviewed and agreed to by Oil India Ltd. as operator.  All of these locations have multiple prospects in both the shallower (Eocene – Miocene) and the deeper (Cretaceous – Jurassic) zones.

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

First production from the three discovery wells commenced in May 2009.  Two development wells (TD-2 and TD-3) commenced production during the month of September 2009 bring the total number of wells currently producing to five.   Average gross production for the three months ending September 30, 2009 from these wells was approximately 352 Bbls/d of oil for total gross production since commencement of production to September 30, 2009 of approximately 54,525 Bbls of oil.  The Company’s participating interest share of this oil production is 14%.

In addition to the crude oil production, natural gas is being produced and flared off.  GSPC as operator is building a new gas line in order to collect and sell the gas.

As at November 13, 2009, there are twelve additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  GSPC as operator is currently in the process of preparing and filing the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in conjunction with building the gas pipeline in order to bring these additional twelve wells within the Tarapur 1 Discovery Area onto production.  It is the intention of GSPC to have all of these wells on production before the end of the first quarter of 2010.

Other Areas of Tarapur Block
Exploration activities on the remaining areas of the Tarapur Block are conducted in three separate areas based on their relative location on the block as follows:

•	Tarapur South
As at November 13, 2009, five wells have been drilled in the Tarapur South area.  The five suspended wells are awaiting further testing and appraisal before the submission of a declaration of commerciality pursuant to the terms of the PSC.  The Tarapur South area is located approximately 40 kilometers to the southeast of the Tarapur 1 Discovery Area.
•	Tarapur North
As at November 13, 2009, thirteen wells have been drilled and three previously drilled wells have been re-entered in the Tarapur North area.  Of these sixteen wells, seven have been reported by GSPC as oil discoveries and are currently suspended along with two others, and seven have been abandoned.  The nine suspended wells are awaiting further appraisal before the submission of a declaration of commerciality pursuant to the terms of the PSC.  The Tarapur North area is located adjacent to and extending approximately thirty kilometers to the northeast of the Tarapur 1 Discovery Area.
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

GSPC, as operator continues to prepare a work program and budget for the fiscal year April 1, 2009 to March 31, 2010.  We believe the program will entail the drilling of development wells to focus on increasing production from the Tarapur Block however, no program or budget figures have been provided.

Sanand/Miroli Block
During the nine months ended September 30, 2009 the M-8 exploratory well was drilled to a total depth of 3,405 meters.  This well was the first of the two well drilling commitment for Phase III.  As at November 13, 2009, GSPC as operator is evaluating the location of the second exploratory well and is also considering possible appraisal wells to be drilled and budgeted for the fiscal year April 1, 2009 to March 31, 2010.

As at November 13, 2009, nineteen wells have been drilled on this block.  Of these nineteen wells, sixteen are exploration wells and three are appraisal wells.  There is one exploratory well remaining to be drilled to complete our Minimum Work Program commitment for the final phase of the exploration period covering this block.

Six wells are discovery wells as reported by GSPC to the Director General of Hydrocarbons under the terms of the PSC.  Eight wells are currently suspended awaiting further appraisal and five wells have been abandoned.

Ankleshwar Block
On September 18, 2009, GSPC as operator applied for a twelve month extension of Phase I to September 30, 2010 to complete the exploratory drilling commitments under Phase I on this block, which approval is pending.  Drilling of two exploratory wells (Ank-35 and Ank-38) commenced during the third quarter of 2009, leaving four exploratory wells remaining to be drilled under the Phase I Minimum Work Program.  An appraisal well (Ank-21-A1) to further appraise the Ank-21 oil discovery under the terms of the PSC also commenced drilling during the third quarter of 2009.

As at November 13, 2009, ten exploratory wells and one appraisal well have been drilled on this block.  Of the eleven wells, one has completed testing and is suspended, six are being tested and four are to be abandoned.

Mehsana Block
During the nine months ended September 30, 2009, the CB-3E well was drilled to a total depth of 2,450 meters to appraise the CB-3A discovery.  As at November 13, 2009, the CB-3E well was tested and has been suspended as no significant quantities of hydrocarbons have been noted.

Jubilant Offshore Drilling Pvt. Ltd. continues to await the approval from the Directorate General of Hydrocarbons requesting an extension of six months to Phase I from the date of approval of such request to complete a testing and stimulation program on the remaining four existing wells (CB-3A, 4, 5A & 6).  As at November 13, 2009, this approval is pending.

As at November 13, 2009, eight wells have been drilled on this block.   Of these eight wells, seven are exploration wells which fulfill our Phase I Minimum Work Program commitment and one is an appraisal well.

DS03 and DS04 Blocks
During the nine months ended September 30, 2009, the field work for the acquisition, processing and interpretation of the gravity magnetic survey on these blocks was completed.  It is our intention as operator of the blocks to complete a 12,000 line kilometer aeromagnetic survey before the end of the first quarter 2010.  This survey is awaiting approval from the Government of India.

RJ20 and RJ21 Blocks
During the nine months ended September 30, 2009, the consortium completed the processing and interpretation of the recently acquired 3D seismic program of approximately 1,300 square kilometers on both of these blocks.  We have identified a number of drilling locations to commence drilling in the first quarter of 2010 which are awaiting approval from Oil India Ltd. as operator.

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

At September 30, 2009, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At September 30, 2009, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2008, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009, however, along with the Plan as disclosed in our Form 10-K for the year ended December 31, 2008, we continue to take steps to correct this situation.

Changes in Internal Controls
During the three months ended September 30, 2009, a Special Committee of one independent director was appointed by the Board of Directors to interface with senior management on a weekly basis and report back to the Board on a regular basis.  The objective of the Special Committee is to oversee the implementation of new controls designed to remediate some of the material weaknesses as described in our Form 10-K for the year ended December 31, 2008.

Although we have implemented the above process, we are unable to conclude the material weaknesses have been remediated as of September 30, 2009 until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively.  We expect to complete our analysis by the end of the fiscal year ending December 31, 2009.

There were no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the third quarter of 2009, that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our liability to continue as a going concern may be impaired.  Our condensed consolidated financial statements as at and for the period ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2009, we incurred a net loss of approximately $3.2 million, used approximately $2.1 million of cash flow in its operating activities, used approximately $5.1 million in its investing activities and had an accumulated deficit of approximately $27.6 million.  These matters raise doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration programs and our existing cash balance and any cash flow from operating activities may not be sufficient to satisfy the current obligations and meet our exploration commitments.  We are considering various alternatives to remedy any future shortfall in capital.  We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements which could include the sale of oil and gas interests, or participation arrangements in oil and gas agreements, to raise capital for continued exploration and development expenditures.  Because of the early stage of our operations and our limited current revenues, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures which could lead to our inability to meet all of our commitments under all our PSCs.

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

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $143.0 Million Plus Interest As Of September 30, 2009 On Account Of GSPC’s Exploration Costs On the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under all phases for the Minimum Work Program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $59.23 million (10% being $5.92 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

Based upon the most recent correspondence from GSPC dated November 28, 2008, GSPC asserts that the amount payable is Rs. 365.9 crore (approximately $78.7 million) plus interest as of September 30, 2008, of which 50% is for the account of Roy Group (Mauritius) Inc..  We estimate that the amount of GSPC’s claim as of September 30, 2009 to be approximately $143.0 million plus interest.  We dispute this assertion of GSPC.

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

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, we are of the view that the proposed additional costs of drilling future exploration wells over and above the Minimum Work Program on the KG Offshore Block as proposed by GSPC under the PSC, shall be subject to the Carried Interest Agreement and shall be carried by GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum it claims we owe or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution however no agreement has been reached as of November 13, 2009.

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

Our Internal Control Over Financial Reporting Was Not Effective As Of September 30, 2009 And Continuing Weaknesses In Our Internal Controls And Procedures Could Have A Material Adverse Effect On Us
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

As a result of these material weaknesses as at December 31, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting and our disclosure controls and procedures continue to be ineffective as of September 30, 2009, due to the conditions that led to the identification of the material weaknesses.  We continue to take certain steps to remediate these material weaknesses.  Although these actions are continuing, we anticipate that these actions when fully completed and tested will remediate the material weaknesses we identified and strengthen our internal controls over financial reporting.  However we cannot assure you that the finalized measures that we implement will effectively address such material weaknesses or that additional material weaknesses may not develop in the future.

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

We Expect to Have Substantial Requirements For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing and Additional Ventures Or Pursue Other Opportunities.  Our Available Capital is Limited
In order to participate under the terms of our PSCs and engage in development drilling where discoveries believed to be commercial are made, as well as in further joint venture arrangements leading to the possible grant of exploratory drilling opportunities, we will be required to contribute or have available to us material amounts of capital.  Under the terms of our Carried Interest Agreement relating to the KG Offshore Block, after the start date of initial commercial production on the KG Offshore Block, and under the terms of the nine other PSCs we are parties to, we are required to bear our proportionate share of costs during the exploration phases of those agreements.  There can be no assurance that our currently available capital will be sufficient for these purposes or that any additional capital that is required will be available to us in the amounts and at the times required.  Such capital also may be required to secure bonds in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in both exploration and development drilling and completion activities.  We intend to seek the additional capital to meet our requirements from equity and debt offerings of our securities or other financing arrangements which could include sale of oil and gas interests, or participation arrangements in oil and gas interests, to raise capital for continued exploration and development expenditures.  Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.

There can be no assurance that capital will be available to us from any source or that, if available, it will be at prices or on terms acceptable to us.  Should we be unable to access the capital markets or should sufficient capital not be available at times we require it, our activities could be delayed or reduced and, accordingly, any future exploration opportunities, revenues and operating activities may be adversely affected and could also result in our breach of the terms of a PSC which could result in the loss of our rights under the contract.

As of September 30, 2009, we had cash and cash equivalents of approximately $18.3 million.  We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the next twelve months for our present level of operations on the ten exploration blocks in which we are currently a participant in.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our ten exploration blocks totals approximately $10.0 million to the twelve months ending September 30, 2009.  We anticipate our expenditures on the KG Onshore Block to be $2.2 million based upon a 10% participating interest.  Upon receipt of approval from the Government of India for the increase to a 25% participating interest, these expenditures will increase to $3.3 million.  Our ability to meet these and possible other expenditures is subject to the accuracy of our estimates.  Any further PSCs we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.

We Commenced Production From The Tarapur Field During The Second Quarter Of 2009 Which May Give Rise To Certain Additional Risks To Our Operations
The commencement of production in May 2009 from the Tarapur Field for our account may give rise to certain additional risks as follows:
•
Unless the Tarapur venture in which we are a participant successfully replaces the oil and natural gas reserves that are produced, reserves will decline, resulting eventually in a decrease in the quantities of oil and natural gas able to be produced and lower revenues and cash flow from operations. Reserves are expected to be replaced through exploitation, development and exploration.  Reserves may be unable to be replaced by exploitation, development and exploration activities at acceptable costs.  GSPC is the operator of the Tarapur Block.

•
Our revenues, operating results, and cash flow from production of oil and gas depend substantially upon prevailing prices for oil and gas. Historically, oil and gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.   A significant decrease in oil and gas prices could have a material adverse effect on our cash flow and profitability and would adversely affect our financial condition and the results of our operations.  Prices for oil and gas revenues fluctuate in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control.

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

GEOGLOBAL RESOURCES INC.

November 16, 2009                               By:  /s/ Allan J. Kent
-------------------------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)