Form 10-K
period 2009-12-31
GEOGLOBAL RESOURCES INC.
filed 2010-03-31
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009;

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
Suite 200, 625 – 4 Avenue SW, Calgary, Alberta, Canada T2P 0K2
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: +1 403-777-9250
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NYSE/Amex (formerly AMEX)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐ Yes                       ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
☐ Yes                       ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes                       ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $38,403,510.

The number of shares outstanding of the registrant’s common stock as of March 30, 2010 was 72,805,756.

DOCUMENTS INCORPORATED BY REFERENCE
None

Available Information
The Company maintains a website at www.geoglobal.com, on which we make available, free of charge, all of the Company’s filings with the Security and Exchange Commission (“SEC” or “Commission”); including Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Securities Act of 1934.  These filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

PART I

Item 1.                 Business

Glossary of Certain Defined Terms:
All dollar amounts are stated in United States dollars
All meterage of drilled wells are measured depths unless otherwise stated
MBbls – thousand barrels
MMcf – thousand cubic feet
GSPC – means Gujarat State Petroleum Corporation Limited of India
OIL – means Oil India Limited of India
ONGC – means Oil & Natural Gas Corporation Limited of India
PSC – means Production Sharing Contract
NELP – means National Exploration Licensing Policy

Our Oil and Gas Activities
We are engaged, through our subsidiaries, in the exploration for and development of oil and natural gas reserves.  At December 31, 2009, we have not yet achieved our planned principal operations and are considered to be a development stage enterprise.  We initiated these activities in 2003.  At present, these activities are being undertaken in four geological basins located offshore and onshore in India where reserves of oil or natural gas are believed by our management to exist.

We started our first production from one field in the Tarapur block in May 2009 and produced 10,856 barrels of oil in 2009.  We also have proved reserves in this field of 117.6 MBbls of oil and 88.5 MMcf of natural gas and probable reserves of 513.1 MBbls of oil and 695.6 MMcf of natural gas.

The exploration rights pursuant to PSCs we have entered into with the Government of India are located in the following areas:

•	The Krishna Godavari Basin offshore and onshore in the State of Andhra Pradesh in south eastern India;
•	The Cambay Basin onshore in the State of Gujarat in western India;
•	The Deccan Syneclise Basin onshore in the State of Maharashtra in west central India; and
•	The Rajasthan Basin onshore in the State of Rajasthan in north western India.

As of March 30, 2010, we have entered into PSCs with respect to ten exploration blocks as follows:

•
KG-OSN-2001/3 (KG Offshore Block) - This was our first agreement entered into in February 2003 under NELP-III, which grants exploration rights in an area offshore in south eastern India in the Krishna Godavari Basin in the State of Andhra Pradesh.  GSPC is the operator of this block and holds an 80% participating interest.  We have a 10% participating interest (net 5% carried interest) under this agreement and Jubilant Offshore Drilling Pvt. Ltd. holds a 10% participating interest.

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

•
KG-ONN-2004/1 (KG Onshore Block) - We entered into this agreement in March 2007 under NELP-VI, which grants exploration rights in an area onshore in the Krishna Godavari Basin in the State of Andhra Pradesh adjacent to our KG Offshore Block in south eastern India.  Oil India Limited is the operator of this block and we have a 10% participating interest under this agreement with an option to increase our participating interest to 25%.

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

To date, we have not achieved our planned principal operations and are considered to be in the development stage.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the PSCs in India and upon future profitable operations.

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

Rajasthan Basin Blocks
Rajasthan
Cambay Basin Blocks
Gujarat
Deccan Syneclise Basin Blocks
Maharashtra
Andhra Pradesh
Bay of Bengal
Arabian Sea
Krishna Godavari Basin Blocks

Our Production Sharing Contracts
Our Krishna Godavari Basin Agreements
KG Offshore Block PSC
Completion of Minimum Work Program
We, along with our joint venture partners GSPC and Jubilant Offshore Drilling Pvt. Ltd. are parties to a PSC dated February 4, 2003 which grants to the three parties the right to conduct exploratory drilling activities in the offshore waters of the Krishna Godavari Basin.  The PSC covers an area of approximately 1,850 square kilometers (457,145 acres) and was awarded under the third NELP round.  We have a net 5% carried interest in this exploration block.  Under the original terms, this PSC extended for a term of up to 6.5 years commencing on March 12, 2003 with three exploration phases and a prescribed minimum work program over the three phases.  In June 2007, the Government of India issued two new policy guidelines which, among other things, permitted the substitution of additional meterage drilled in deeper wells against the total meterage of the wells committed as part of the minimum work program in the PSCs.  GSPC, on behalf of the contracting parties, exercised these rights.  The consortium has now completed the minimum work program for all Phases on this block under the terms of the PSC as entered into.  On October 3, 2008, the Directorate General of Hydrocarbons noted the completion of the minimum work program and returned to GSPC the bank guarantee.

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

Field Development Plan Approval
With the completion of a review by the Management Committee of a proposal for Declaration of Commerciality of the Deen Dayal West Structure, on June 18, 2009, GSPC submitted the Deen Dayal West field development plan in accordance with the provisions of the PSC to the Management Committee for approval.  On November 11, 2009, the Field Development Plan was approved with the following details:
•	Includes fifteen wells; four existing wells (KG#8, KG#15, KG#17 and KG#28) and eleven new development wells which include three slant wells and eight multilateral wells to be drilled.
•	Production facilities to include:
o	Two offshore platforms (one well head and one central processing);
o	20 kilometer long pipeline of 24 inch diameter up to landfall point; and
o	One onshore gas terminal to include a gas sweetening unit, gas dehydration unit, dew point depression unit, condensate stabilization unit, sulphur recovery unit and a captive power unit.
•	Delivery point for gas will be the outlet flange of delivery facility located at the onshore terminal at Mallavaram Village, near Yanam, Kakinada in Andhra Pradesh.
•	First gas production to commence December 2011.
•	GSPC as operator will apply for a 17 square kilometer mineral lease to cover this area.

GSPC estimated in the Field Development Plan that on a preliminary basis, the gross costs for the production facilities will be approximately US$941 million and US$860 million for the future development drilling costs.

Additional Activities
Seven wells (KG#21, KG#31, KG#16, KG#33, KG#22, KG#32 and KG#19) which do not form part of the Deen Dayal West Field Development Plan are awaiting further appraisal before the preparation and submission of a declaration of commerciality pursuant to the PSC can be supported.

Under current SEC Rules, at this time, we claim no reportable reserves on the KG Offshore Block.

Carried Interest Agreement
On August 27, 2002, we entered into a Carried Interest Agreement with GSPC, which grants us a 10% carried interest in the KG Offshore Block.  The Carried Interest Agreement provides that GSPC is responsible for our entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the Carried Interest Agreement, all of our proportionate share of capital costs for exploration and development activities, including the share of Roy Group (Mauritius) Inc., a related party (see Participating Interest Agreement), will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the exploration block.  We are not entitled to any share of production until GSPC has recovered our share of the costs and expenses that were paid by GSPC on behalf of us and Roy Group (Mauritius) Ltd.

Our net 5% carried interest in the KG Offshore Block reflects our agreement to prospectively assign half of the original 10% interest under the PSC to Roy Group (Mauritius) Ltd. pursuant to a Participating Interest Agreement we entered into on March 27, 2003, which assignment is subject to Government of India consent which has not yet been approved.  Absent such consent, the assignment will not occur and we are to provide Roy Group (Mauritius) Ltd. with an economic benefit equivalent to the interest to be assigned.  At March 30, 2010, we have not obtained the consent of the Government of India to this assignment.

Carried Interest Agreement Dispute
GSPC has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under all phases for the minimum work program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement and that we are required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

Based upon the most recent information from GSPC dated March 25, 2010, GSPC asserts that the amount payable is Rs. 722.4 crore (approximately $150 million) plus interest as of September 30, 2009, of which 50% is for the account of Roy Group (Mauritius) Inc.  We estimate that the amount of GSPC’s claim as of December 31, 2009 to be approximately $150 million plus interest.  We dispute this assertion of GSPC.

We have advised GSPC that, under the terms of the Carried Interest Agreement, the terms of which are also incorporated into the PSC and the Joint Operating Agreement, it has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the Carried Interest Agreement.  We further reminded GSPC that we have fulfilled our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the Carried Interest Agreement.  In furtherance of our position, we have obtained the opinion of Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

Inasmuch as the minimum work program for the block has been completed,, GSPC has advised us that it has elected to undertake an additional work program over and above the minimum work program as either Joint Operations or as Exclusive Operations under the terms of the PSC and that we must elect whether we wish to participate in these additional exploration activities as a Joint Operation or alternatively, GSPC will conduct these drilling activities as Exclusive Operations, as defined in the PSC.

On November 13, 2008 we advised GSPC that we exercised our right to participate in the drilling operations proposed in the November 5, 2008 GSPC letter as a Joint Operation under the terms of the PSC and Joint Operating Agreement and  pursuant to the terms of our Carried Interest Agreement with GSPC.  As such, we claim that we are carried for 100% of all of our share of any costs during the additional exploration phase prior to the start of initial commercial production and that the Carried Interest Agreement extends through the exploration period of the PSC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A draft settlement proposal has been put forward by us to GSPC in both June and December 2009 seeking to settle this dispute amicably.  We are of the understanding that GPSC Board of Directors’ approval is required in order to complete this settlement.  We are currently awaiting this board meeting to take place.  However, no settlement agreement has been reached as of March 30, 2010 and there can be no assurance that this matter will be settled amicably.

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

KG Onshore Block PSC
We, along with our joint venture partner Oil India Limited, are parties to a PSC dated March 2, 2007.  The PSC covers an area of approximately 549 square kilometers (135,660 acres) onshore in the Krishna Godavari Basin, is located directly adjacent to and south-west of our KG Offshore Block and was awarded under NELP-VI.  The two exploration phases for this PSC extend for a term of up to 7.0 years commencing February 18, 2008.  The Phase I covers a period of 4.0 years of which the minimum work program consists of reprocessing 564 line kilometers of 2D seismic, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 548 square kilometers of 3D seismic.  This Phase I minimum work program further consists of the drilling of twelve exploration wells to various depths between 2,000 and 5,000 meters.  If the parties elect to enter Phase II which covers a period of 3.0 years, that phase has a minimum work program to drill one exploration well to a depth of 4,600 meters.

We hold a 10% participating interest in this exploration block, while Oil India Limited, as operator, holds the remaining 90% participating interest.  On September 14, 2006, prior to submission of our NELP-VI bid, we entered into an agreement with Oil India Limited to increase our participating interest up to 25% in this exploration block, subject to the availability of sufficient net worth and Government of India consent.  All documentation required by us has been provided to Oil India Limited for their submission to the Government of India for approval.  Government of India approval is currently pending.

Our Cambay Basin Agreements
Tarapur Block Agreement
Pursuant to an agreement entered into with GSPC in April, 2005, we purchased a 20% participating interest in the onshore Tarapur Block in the Cambay Basin.  GSPC as operator owns the remaining 80% participating interest.

Oil and Natural Gas Corporation Limited of India has the right under the PSC to participate in the development of any commercial discovery on the Tarapur Block by acquiring a 30% participating interest exercisable through the exploration period of the PSC which expired on November 22, 2007.  Oil and Natural Gas Corporation Limited exercised this right with respect to a western portion of the Block referred to as the Tarapur 1 Discovery Area.  The effect of acquiring this right is a reduction in the participating interests of GSPC and us in the Tarapur 1 Discovery Area to 56% and 14% respectively.

As to the remaining areas of the Tarapur Block, based on current negotiations between GSPC and Oil and Natural Gas Corporation Limited, we expect that the latter will be granted a right to a 10% participation in all future wells drilled on the remaining areas of the Tarapur Block during extensions of the exploration period of the PSC that have been or are granted in exchange for surrendering its right to back in for a 30% participating interest in the development of future commercial discoveries.  This would result in the reduction of the participating interests of GSPC and us on these remaining areas to 62% and 18% respectively.

After reflecting a prior relinquishment of 25% (approximately 405 square kilometers) of the exploration block back to the Government of India, as required by the terms of the PSC, the block includes approximately 1,213 square kilometers.  At the expiration of the exploration period of the PSC on November 22, 2007, GSPC submitted an application for an extension of the PSC for an additional twelve months to November 22, 2008.  On December 29, 2008, the Government of India granted approval for the extension to November 22, 2008.  During this extension period, the consortium drilled an additional eleven exploratory wells.

GSPC, as operator, has, submitted a further application on February 19, 2009 for an additional extension of the exploration phase for eighteen months to May 22, 2010.  This additional extension was submitted to enable a further exploration program of drilling five exploratory wells and the acquisition of 330 square kilometers of 3D seismic in a section of the block to the east of the Tarapur 1 Discovery Area which, as is described below, we refer to as Tarapur East.  The approval for this additional extension is pending.

Sanand/Miroli Block PSC
On February 6, 2004, we, along with our joint venture partners GSPC, Jubilant Offshore Drilling Pvt. Ltd. and Prize Petroleum Company Limited signed a PSC with respect to this onshore Sanand/Miroli Block.  This PSC covers an area of approximately 285 square kilometers (70,425 acres).  We hold a 10% participating interest, GSPC, who is the operator, holds a 55% participating interest, Jubilant Offshore Drilling Pvt. Ltd. holds a 20% participating interest with the remaining 15% held by Prize Petroleum Company Limited.  The PSC provides that the exploration activities are to be conducted in three phases commencing July 29, 2004 with the first phase covering a period of 2.5 years, the second phase covering a period of 2.0 years and the last phase covering a period of 1.5 years, for a maximum total duration of 6.0 years for all three phases.

During the three exploration phases on the Sanand/Miroli Block, the parties were to acquire 200 square kilometers of 3D seismic data, reprocess 1,000 line kilometers of 2D seismic data, conduct a geochemical survey and drill seventeen exploratory wells between 1,500 to 3,000 meters, all of which has been completed. The consortium relinquished 50% of the Sanand/Miroli Block as required pursuant to the terms of the PSC guidelines leaving an area of approximately 141 square kilometers of the original 285 square kilometers.

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

The minimum work program to be completed by March 31, 2009 under Phase I is to acquire, process and interpret 448 square kilometers of 3D seismic and reprocess 650 line kilometers of 2D seismic, all of which has been met.  Further, fourteen exploratory wells are to be drilled between 1,500 to 2,500 meters, of which, twelve have been drilled as of March 30, 2010.  On February 26, 2009, GSPC as operator applied for a six month extension to complete the exploratory drilling commitments under Phase I.  Government of India approval is pending.

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

The consortium has elected not to proceed into Phase II on this block but rather have requested on August 28, 2008 a six month extension to Phase I in order to complete a testing and stimulation program on existing wells in order to complete the appraisal of the block.  On February 8, 2010 the Directorate General of Hydrocarbons approved the extension of Phase I until July 13, 2010.

Our Deccan Syneclise Basin Agreements
DS 03 Block PSC
On September 23, 2005, we signed a PSC with respect to this onshore DS 03 Block.  The PSC covers an area of approximately 3,155 square kilometers (779,618 acres).  We hold a 100% participating interest in this block and are the operator.  The PSC provides that the exploration activities are to be conducted in three phases commencing September 4, 2006 with the first phase covering a period of 3.0 years, the second phase covering a period of 2.0 years and the third phase covering a period of 2.0 years, for a maximum total duration of 7.0 years for all three phases.

The minimum work program under the first phase is to complete a gravity magnetic and geochemical survey, which has been completed.  In addition we are to acquire an aero magnetic survey of 12,000 line kilometers.  Phase I expired on September 3, 2009 and an extension for six months to March 4, 2010 was received.  On February 24, 2010 we requested an extension of an additional six months to September 4, 2010 in order to complete the aero magnetic survey and fulfill the Phase I minimum work program.  Formal approval from the Government of India for this request is pending.

If we elect to proceed to the second phase, we are to acquire 500 line kilometers of 2D seismic and drill one exploration well.  Further, if we elect to proceed to the third phase, we are to acquire 250 square kilometers of 3D seismic and drill two exploratory wells.

DS 04 Block PSC
On March 2, 2007, we signed a PSC with respect to this onshore DS 04 Block.  The PSC covers an area of approximately 2,649 square kilometers (654,582 acres).  We hold a 100% participating interest in this block and are the operator.  The PSC provides that the exploration activities are to be conducted in two phases commencing June 7, 2007 with the first phase covering a period of 5.0 years and the second phase covering a period of 3.0 years, for a maximum total duration of 8.0 years for both phases.

The Phase I mandatory and minimum work program consists of conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 535 line kilometers of 2D seismic.  We are further committed to drill ten core holes to a depth of approximately 500 meters.  If we elect to proceed to Phase II, the minimum work program consists of a seismic acquisition program consisting of 500 line kilometers of 2D seismic and 200 square kilometers of 3D seismic and the drilling of one exploratory well to a depth of 2,000 meters.

Our Rajasthan Basin Agreements
RJ Block 20 PSC
On March 2, 2007, we, along with our joint venture partner, Oil India Limited, signed a PSC with respect to this onshore RJ Block 20.  The PSC covers an area of approximately 2,196 square kilometers (542,643 acres).  We hold a 25% participating interest in this block with Oil India Limited as operator holding the remaining 75% participating interest.  The PSC provides that exploration activities are to be conducted in two phases commencing January 21, 2008 with the first phase covering a period of 4.0 years and the second phase covering a period of 3.0 years, for a total duration of 7.0 years for both phases.

The Phase I mandatory and minimum work program is to reprocess 463 line kilometers of 2D seismic; conduct a gravity, magnetic and geochemical survey; acquire, process and interpret 820 line kilometers of 2D seismic; acquire 700 square kilometers of 3D seismic; and drill a total of twelve exploratory wells between 2,000 and 2,500 meters.  The Phase II minimum work program, if we elect to continue into Phase II, is to drill one well to 2,500 meters.

RJ Block 21 PSC
On March 2, 2007, we, along with our joint venture partners, Oil India Limited and Hindustan Petroleum Corporation Limited signed a PSC with respect to this onshore RJ Block 21.  The PSC covers an area of approximately 1,330 square kilometers (328,650 acres).  We hold a 25% participating interest in this block, Oil India Limited as operator holds a 60% participating interest and Hindustan Petroleum Corporation Limited holds the remaining 15%.  The PSC provides that exploration activities are to be conducted in two phases commencing January 21, 2008 with the first phase covering a period of 4.0 years and the second phase covering a period of 3.0 years, for a total duration of 7.0 years for both phases.

The Phase I mandatory and minimum work program is to reprocess 463 line kilometers of 2D seismic; conduct a gravity, magnetic and geochemical survey; acquire, process and interpret 660 line kilometers of 2D seismic and 611 square kilometers of 3D seismic; and drill a total of eight exploratory wells between 2,000 and 2,500 meters.  The Phase II minimum work program, if we elect to continue into Phase II, is to drill one well to 2,000 meters.

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

Relinquishment on our NELP-VI Blocks
Under each of these contracts, if the parties elect to continue into the second exploratory phase, the contracts provide that the parties shall have the option to relinquish a part of area in simple geometrical shape, such area to be relinquished shall not be less than 25% of the original contract.  At the end of the second exploration phase, the parties shall retain the balance which includes any developed areas and areas of discoveries.

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

Bank Guarantees
The PSCs contain provisions whereby the joint venture participants must provide the Government of India a bank guarantee in the amount of 35% of the participant’s share of the minimum work program for a particular Phase, to be undertaken during the year.  This work program to be undertaken is presented annually to the Management Committee for approval for the period April 1 through March 31.  The work programs for the year April 1, 2010 through March 31, 2011 and their related budgets have yet to be approved for our existing PSCs to which we are a party.  Accordingly, our estimates as to capital expenditures for these budgeted years as well as the year ending December 31, 2010 and beyond are subject to revision when the budgets are approved.

Our Oil and Gas Exploration and Drilling Activities
As at December 31, 2009, we have participated through joint ventures in which we are a party in the drilling of ninety-one wells.  Further, we acquired three wells originally drilled by ONGC in the Tarapur Block.  Of the total ninety-one wells drilled, sixteen wells have been drilled in the Krishna Godavari Basin within the KG Offshore Block, while the remaining seventy-eight wells have been drilled in the Cambay Basin.  A total of twenty-one wells have been abandoned because of the absence of economic quantities of hydrocarbons or because the well characteristics would make the production of hydrocarbons problematic and non-commercial.

A field development plan has been filed by GSPC with the Government of India and Director General of Hydrocarbons for a portion of the KG Offshore Block under the provisions of the PSC.  Government of India has provided approval for these plans subject to certain terms and conditions.

While we have discoveries in the Mehsana Block and the Sanand/Miroli Block along with additional discoveries in the Tarapur Block and the KG Offshore Block, field development plans have not yet been submitted on those blocks for those specific discoveries.

Our Krishna Godavari Basin Activities
KG Offshore Activities
During the year ended December 31, 2009, four wells (KG#19, KG#32, KG#21 & KG#33) completed drilling, were tested and are currently suspended awaiting further evaluation.  One well (KG#20SS) commenced drilling and was drilled to a depth of 4,800 meters and is currently being tested.

Seven wells (KG#21, KG#31, KG#16, KG#33, KG#22, KG#32 and KG#19) which do not form part of the Deen Dayal West Field Development Plan are awaiting further appraisal before the preparation and submission of a declaration of commerciality pursuant to the PSC can be supported.

Deen Dayal West Field Development
During the year ended December 31, 2009, GSPC as operator completed a 240 square kilometer Q-Marine seismic data acquisition over the Deen Dayal structure.

On June 18, 2009, GSPC submitted the Deen Dayal West Field Development Plan in accordance with the provisions of the Production Sharing Contract to the Management Committee including the Government of India for approval.  On November 11, 2009, it was announced that the Field Development Plan had been approved.

KG Onshore Activities
A 3-D seismic acquisition program commenced in the first quarter of 2010.  The acquisition program is planned to cover approximately 548 square kilometers with approximately 400 square kilometers of full-fold data as a result of seismic acquisition restrictions in the reserve forest. The contractor, KazakhstanCaspiyShelf (KCS), a company established in February 1993 by the Kazakhstan government, is expected to complete the seismic acquisition and part of the processing before the end of the 2010 year.

Three priority locations have been proposed by us to the operator, Oil India Limited.  These locations have been reviewed by and agreed to by Oil India Limited, as well as a third party engineering firm.  All of these locations have multiple prospects in both the shallower (Eocene – Miocene) and the deeper (Cretaceous – Jurassic) zones.

We anticipate Oil India Limited as operator will commence drilling operations before the end of the third quarter 2010.

Our Cambay Basin Exploration Activities
For the balance of the year ended December 31, 2009 GSPC had contracted four onland drilling rigs to be utilized to drill wells on the GSPC operated Tarapur, Sanand/Miroli and Ankleshwar Blocks as well as other GSPC lands to which we are not a participant.  Two rigs from John Energy Ltd. of Ahmedabad, India are 1,000 and 1,500 horsepower and two rigs from Dewanchand Ramsaran Industries (P) Ltd. of Mumbai, India are 1,000 and 2,000 horsepower.

Tarapur Block
As at March 30, 2010, GSPC, as operator, has acquired a total of 750 square kilometers of 3D seismic on the Tarapur Block.  Activities in 2009 in the Tarapur North, Tarapur South and The Tarapur 1 Discovery Area on the block include the drilling of thirty-five wells (twenty-three exploration wells, nine appraisal wells and three development wells), of which four were drilled in 2009 in the Tarapur 1 Discovery Area.  Further, we acquired three wells originally drilled by ONGC.

Tarapur 1 Discovery Area
The Tarapur Management Committee has approved the Tarapur 1 field development plan which covers an area of approximately 2.14 square kilometers within the Tarapur 1 Discovery Area of approximately 9.7 square kilometers and includes three existing discovery wells (Tarapur 1, Tarapur P and Tarapur 5) and three development wells (TD-1, TD-2 and TD-3).  All six wells are tied into the oil tank storage facilities by way of a gathering system.

First production from the three discovery wells commenced in May 2009.  Two development wells (TD-2 and TD-3) commenced production during the month of September 2009 and the third development well (TD-1) commenced production in January 2010.  Throughout 2009, associated natural gas was being produced and flared off.  GSPC as operator built a small line gas pipeline to handle this gas, and effective January 2010, this associated natural gas is now being sold into the local market.

There are ten additional wells in the Tarapur 1 Discovery Area which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  One further additional well (Tarapur G) is a gas well and is drilled, tested and awaiting GSPC as operator to construct a separate gas pipeline to handle this natural gas.  GSPC is currently preparing and filing the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in conjunction with building the gas pipeline in order to bring these additional eleven wells within the Tarapur 1 Discovery Area onto production.

Tarapur East
There are no wells drilled to date in the Tarapur East area.  The Tarapur East area is located approximately forty kilometers to the east of the Tarapur 1 Discovery Area.

The consortium has applied for an 18 month extension of the exploration phase to May 22, 2010 in order to acquire 330 square kilometers of 3D seismic and drill five exploration wells.  As a condition to the grant of this extension, the consortium partners must provide, if the extension is granted, a 35% bank guarantee and a 30% cash payment as agreed non-refundable pre-estimated damages based on the cost of the additional work program.  The total cost of the additional work program is estimated to be $18.3 million which would result in a bank guarantee of $6.4 million and a cash payment of $5.49 million.  Our 18% proportionate share of these costs is $1.15 and $0.99 million respectively.  Further, GSPC stated it would relinquish approximately 347 square kilometers, thereby leaving approximately 866 square kilometers.  This 866 square kilometer area includes retaining the 330 square kilometer Tarapur East area.  Government approval for this application is pending.

Tarapur South
As at March 30, 2010, five wells have been drilled in the Tarapur South area.  The five suspended wells are awaiting further testing and appraisal before the submission of a declaration of commerciality pursuant to the terms of the PSC.  The Tarapur South area is located approximately 40 kilometers to the southeast of the Tarapur 1 Discovery Area.

Sanand/Miroli Block
As at March 30, 2010, GSPC as operator has completed a 463 square kilometer onshore 3D seismic acquisition program, reprocessed 1,000 line kilometers of 2D seismic data and conducted a geochemical survey and analysis of 200 samples.  Further, twenty wells (seventeen exploratory and three appraisal) have been drilled, of which two were drilled in 2009, which fulfills the minimum work program for Phases I and II and III.

Of the twenty wells drilled to date, thirteen wells have been tested and are currently suspended of which eight wells (M-1, M-6, SE-2, SE-3, SE-4, SE-5, SE-8 and SE-10) have been reported by GSPC to the Director General of Hydrocarbons as discovery wells under the terms of the PSC.  Of the seven remaining wells, two have been drilled and awaiting a testing program and five have been abandoned.

Ankleshwar Block
As at March 30, 2010, GSPC as operator has completed a 494 square kilometer 3D seismic acquisition program, reprocessed 1,000 line kilometers of 2D seismic, completed a geochemical survey and analysis of 520 samples and drilled thirteen wells, eight of which were drilled during 2009.

On September 18, 2009, GSPC as operator applied for a twelve month extension of Phase I to September 30, 2010 to complete the exploratory drilling commitments under Phase I on this block, which approval is pending.  Two exploratory wells remain to be drilled under the Phase I minimum work program.

Of the thirteen wells (twelve exploratory and one appraisal); one has completed testing and is currently suspended, six are being tested and six are to be abandoned.

Mehsana Block
As at March 30, 2010, Jubilant Offshore Drilling Pvt. Ltd. as operator has completed, processed and interpreted a 235 square kilometer onshore 3D seismic acquisition program, reprocessed 650 line kilometers of 2D seismic data and has completed a geochemical survey.  Further, eight wells (seven exploratory and one appraisal) have been drilled, which along with the seismic and survey work completed to date either meets or exceeds the minimum work program for Phase I.

The consortium has elected not to move into Phase II on this block but rather have requested on August 28, 2008 a six month extension to Phase I in order to complete a testing and stimulation program on existing wells in order to complete the appraisal of the block.  On February 8, 2010 the Directorate General of Hydrocarbons approved the extension of Phase I until July 13, 2010.

Our Deccan Syneclise Basin Exploration Activities
DS 03 Block
During the year ended December 31, 2009, the field work for the acquisition, processing and interpretation of the gravity magnetic survey on this block was completed.  It is our intention as operator of the block to complete a 12,000 line kilometer aeromagnetic survey before the end of the second quarter 2010.

On February 6, 2010, we applied for a six month extension of Phase I for the DS 03 Block to September 3, 2010 in order for us to complete the aeromagnetic survey.  Approval for this request from the Government of India is currently pending.

DS 04 Block
During the year ended December 31, 2009, the field work for the acquisition, processing and interpretation of the gravity magnetic survey on this block was completed.  It is our intention as operator of the block to drill ten core holes to a depth of 500 meters and complete a 535 line kilometer 2-D seismic survey over the balance of the 2010 year.

Our Rajasthan Basin Exploration Activities
RJ Block 20 and RJ Block 21
During the year ended December 31, 2009, the consortium completed the processing and interpretation of the recently acquired 3D seismic program of approximately 1,300 square kilometers on both of these blocks.  We have identified a number of drilling locations and expect to commence drilling in the second quarter of 2010.

Our 2010 Anticipated Oil and Gas Activities
We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the ten exploration blocks that we hold an interest in, will continue through 2010 in accordance with the terms of those agreements.  During the period January 1, 2010 to December 31, 2010, based on the current budgets, we anticipate that ten exploratory wells and ten core wells will be drilled on the blocks in which we have an interest; a 12,000 line kilometer aeromagnetic survey will be conducted; and 2,015 line kilometers of 2-D seismic and 350 square kilometers of 3-D seismic will be acquired and processed.  We further expect to commence the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore block in which we have a carried interest.   Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in.  Also, if we increase our participating interest in the KG Onshore Block to 25%, our obligations to fund the 3-D seismic acquisition and the exploratory drilling on the block will increase.

In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the Government of India in the future.  As of March 30, 2010, we have no specific plans to join with others in bidding for any specific PSCs in India and elsewhere.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, although there are no present plans to do so, as opportunities arise, we may seek to acquire minority participating interests in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

We may during the year 2010 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries, however, as of March 30, 2010, we have made no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.

As of March 30, 2010, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that will be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.  We are unable to estimate the terms on which such capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements.

During the first quarter of 2010, we hired a new Senior Executive.  We do not expect to have any further significant change in 2010 in our number of employees.

Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee in April 2009 and the completion of an independent reserve study dated January 1, 2010 by Chapman Petroleum Engineering Ltd. out of Calgary, Alberta, Canada, we claim reserves in the Tarapur 1 field as at December 31, 2009 as follows:

Summary of Oil and Gas Reserves as of December 31, 2009
Reserves Category	Oil (MBbls)	Natural Gas (MMcf)
PROVED
Developed	117.6	88.5
Undeveloped	--	--
TOTAL PROVED	117.6	88.5

Probable
Developed	444.5	695.6
Undeveloped	68.6	--
Possible
Developed	--	--
Undeveloped	--	--

Proved Reserves
Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geo-science and engineering data, can be estimated with reasonable certainty to be economically producible.

Probable Reserves
Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

Development and Exploration Expenditures
The following table sets forth information regarding costs we incurred in our development and exploration activities by basin block areas as at December 31 for each of the last three years.

Millions	$2009	$2008	$2007

Development Costs
Cambay Basin Blocks	4.020	--	-
	4.020	--	--
Exploration Costs
India
Krishna Godavari Basin Blocks	5.577	5.257	4.413
Cambay Basin Blocks	31.039	24.026	18.704
Deccan Syneclise Basin Blocks	1.054	0.717	0.280
Rajasthan Basin Blocks	4.123	4.085	0.136
Middle East
Yemen, Oman and Egypt	--	--	2.560
	41.793	34.085	26.093
Total	45.813	34.085	26.093

As at December 31, 2009, GSPC has incurred costs of approximately $150 million (December 31, 2008 - approximately $87.0 million) for exploration activities on the KG Offshore Block attributable to us under our Carried Interest Agreement with GSPC of which, 50% is for the account of Roy Group (Mauritius) Ltd.  We will not realize cash flow from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Ltd. under the Carried Interest Agreement have been recovered by GSPC from future production revenue.  Under the terms of the Carried Interest Agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.  See “Item 1. - Business - Carried Interest Agreement Dispute”.

The following table presents the amount of suspended exploratory drilling costs relating to continuing operations at December 31 for each of the last three years, and changes in those amounts during the years then ended and prior.

Millions	2009 $	2008 $	2007 and prior $
Balance at January 1	34.085	26.093	--
Additions pending the determination of proved reserves	12.021	18.090	26.093
Reclassification to proved reserves	(4.313)	--	--
Charge to impairment expense	--	(10.098)	--
Balance at December 31	41.793	34.085	26.093

The following table presents the total amount of suspended exploratory drilling costs as of December 31, 2009 by geographical area within India, including the year the costs were originally incurred.  The table excludes amounts capitalized and subsequently reclassified to proved oil and gas properties or charged to expense as impairment.

		Year Costs Incurred
Millions	Total $	2009 $	2008 $	2007 and prior $
KG Basin	5.577	0.320	1.654	3.603
Cambay Basin	31.039	7.014	10.844	13.181
Rajasthan Basin	4.123	0.037	3.949	0.137
Deccan Syncline Basin	1.054	0.337	0.437	0.280
Total	41.793	7.708	16.884	17.201

Suspended exploratory drilling costs capitalized for a period greater than one year after completion of drilling at December 31, 2009 (included in the table above)	34.085

Well costs that have been suspended for longer than one year are associated with ten exploration blocks within four geological basins in India.  Further, the exploration phase for a Production Sharing Contract in India generally covers a period of seven to eight years.  The majority of these costs are suspended pending the completion of an economic evaluation including, but not limited to, results of additional appraisal drilling, well test analysis, additional geological and geophysical data and approval of a Field Development Plan pursuant to the related Production Sharing Contract.  Management believes these projects with suspended exploratory drilling costs exhibit the potential for sufficient quantities of hydrocarbons to justify potential development and is actively pursuing efforts to assess whether reserves can be attributed to these geological basins.  If additional information becomes available that raises doubt as to the economic or operational viability of any of these projects, the associated costs will be evaluated at that time.

Drilling Activity
During the 2009 drilling program, exploratory drilling activity consisted of twenty gross completed wells (2008 was thirty-four wells and 2007 was nineteen wells) and development drilling activity consisted of zero gross completed wells (2008 was zero wells and 2007 was three wells).  The following table sets forth information as to wells completed drilling under the terms of our PSCs in India during the periods indicated.

	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2009	1.94	0.20	2.14	0	0	0	2.14
2008	3.39	0.80	4.19	0	0	0	4.19
2007	1.88	0.35	2.23	0.42	0	0.42	2.65
2006 and prior	1.89	1.00	1.89	0.42	0	0.42	2.31
Total	8.10	2.35	10.45	0.84	0	0.84	11.29

A gathering system and oil tank storage facilities exist within the Tarapur 1 Discovery Area which encompasses six oil wells.  In May 2009, production commenced from within this area therefore, we re-classified those six wells from exploratory productive wells to development productive wells within the year they were completed drilling.  Three of those six wells pertain to the 2007 drilling year.

Productive Wells
As of December 31, 2009, the Company had an ownership in productive wells that were completed drilling under the terms of our PSCs as follows:

	Oil Wells	Gas Wells	Total
Gross	59	11	70
Net	8.3	0.64	8.94

Acreage
At December 31, 2009, we have an interest in approximately 3,199,507 gross acres (1,729,085 net acres) in both developed and undeveloped acreage covering the ten exploration blocks we are a party to.

Contract Interest in Developed Acreage
At December 31, 2009, we hold an interest in one lease within our Tarapur Block consisting of approximately 2.14 square kilometers (529 gross acres and 74 net acres) that is deemed developed or acreage within an approved Field Development Plan assignable to productive wells.  Productive wells are defined as producing wells and wells mechanically capable of production.

	Gross acres	Net acres
Contract Interest in Developed Acreage
Cambay Basin Blocks
Tarapur	529	74
Total Developed Acreage	529	74

Contract Interests in Undeveloped Acreage
Under the terms of the ten PSCs to which we are a party, we have an interest in approximately 3,198,978 gross acres (1,729,011 net acres) of undeveloped acreage as of December 31, 2009 after reflecting relinquishment of acreage as required under the PSCs.  Undeveloped acreage encompasses those leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas regardless of whether such acreage contains proved reserves.  Substantial work commitments must be performed pursuant to each of these PSCs before we have any leasehold, concession or other interest in such acreage and there can be no assurance that our exploration activities will result in leases being granted.  Failure to fulfill work commitments or the relinquishment of acreage upon the election to proceed to second and/or third phases of exploration phases, as applicable under the terms of our PSCs, could result in the loss of acreage pursuant to the relinquishment provisions of the PSC (see “Additional Terms of Our PSCs”).  No leases to any of the undeveloped acreage have been granted and there can be no assurance that we will be granted a leasehold or other interest in this acreage in the future.  Under the terms of the PSCs, following the completion of a development plan for a discovery, the parties are to apply for a lease from the relevant government authority for the area to be developed.  Leases are to have an initial term of twenty years.

All such acreage is located in India as follows.  One square kilometer has been converted to approximately 247 acres.

	Gross acres	Net acres
Contract Interests in Undeveloped Acreage
Krishna Godavari Basin Blocks
KG Offshore	457,145	(1) 22,857
KG Onshore	135,661	(2) 13,566
	592,806	36,423
Cambay Basin Blocks
Mehsana	22,981	(3) 2,298
Sanand/Miroli	34,841	(3) 3,484
Ankleshwar	110,703	11,070
Tarapur	(4) 132,154	(3)(4) 23,713
	300,679	40,565
Deccan Syneclise Basin Blocks
DS 03	779,618	779,618
DS 04	654,582	654,582
	1,434,200	1,434,200
Rajasthan Basin Blocks
RJ Block 20	542,643	135,661
RJ Block 21	328,650	82,162
	871,293	217,823
Total Undeveloped Acreage	3,198,978	1,729,011

(1)	excludes acreage that is subject to the Participating Interest Agreement with Roy Group (Mauritius) Ltd.
(2)	based on a 10% participating interest
(3)	remaining acreage after relinquishment
(4)
if we receive approval for the additional extension to Phase III for the Tarapur East area, we would add 330 square kilometers to our acreage position, thereby bringing the total to 213,699 gross acres and 38,391 net acres.

Hedging Activities
At December 31, 2009, we had not entered into any market risk sensitive instruments; as such term is defined in Item 305 of Regulation S-K, relating to our operations.

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

In addition to Messrs. Roy and Kent, as at December 31, 2009, we employ five full time persons and seven consultants in Calgary, Alberta, Canada and seven full time persons and two consultants in Gandhinagar, Gujarat, India.

Incorporation and Organization
On August 29, 2003, we acquired all of the issued and outstanding shares of GeoGlobal Resources (India) Inc., a corporation then wholly owned by Mr. Jean Paul Roy.  The completion of the acquisition resulted in the issuance and delivery by us of 34,000,000 common shares and delivery of our $2.0 million promissory note to Mr. Roy.  Of such shares, we issued and delivered 14.5 million shares at the closing of the acquisition and 14.5 million shares were released from escrow on August 27, 2004 upon the actual commencement of a drilling program.  The remaining 5.0 million shares were released from escrow on December 11, 2009 upon the confirmation from the GeoGlobal Resources Inc. Board of directors that the conditions for their release under the terms of the Escrow Agreement had been met.  As a result of this transaction, Mr. Roy held as of the closing of the transaction approximately 69.3% of our issued and outstanding shares.  Mr. Roy was also elected our President and a Director on August 29, 2003.  This transaction is considered an acquisition of GeoGlobal Resources Inc. (the accounting subsidiary and legal parent) by GeoGlobal Resources (India) Inc. (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of GeoGlobal Resources Inc. by GeoGlobal Resources (India) Inc.  Accordingly, this transaction represents a recapitalization of GeoGlobal Resources (India) Inc., the legal subsidiary, effective August 29, 2003.

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
To date, we have not achieved our planned principal operations and we are considered to be in the development stage of our operations.  We have incurred negative cash flows from our operations, and at this time all exploration activities and overhead expenses are primarily financed by way of the issue and sale of equity securities with a small portion being financed from oil sales and interest income on our cash balances.  The recoverability of the costs we have incurred to date is uncertain and is dependent upon achieving commercial production or sale.  Our prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $4.4 million, and used $2.1 million of cash flow in our operating activities and $7.0 million in our investing activities for the year ended December 31, 2009.  As at December 31, 2009 we had an accumulated deficit of $28.8 million.  These matters raise doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration and development programs and the existing cash balance and any cash flow from operating activities may not be sufficient to satisfy the current obligations and meet our exploration and development commitments.  Development activities within our blocks that are unable to achieve production in the short term may need to be deferred or curtailed.  We are considering various alternatives to remedy any future shortfall in capital.  We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  Because of the early stage of our operations and our absence of any material oil and natural gas reserves and revenues, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration expenditures which could lead to our inability to meet all of our commitments under all our PSCs.

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

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $150 Million As Of December 31, 2009 On Account Of GSPC’s Exploration Costs On the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under all phases for the minimum work program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

Based on the most recent information from GSPC dated March 25, 2010, GSPC asserts that the amount payable is approximately $150 million as of September 30, 2009.  We estimate that the amount of GSPC’s claim as of December 31, 2009 to be approximately $150 million plus interest as of that date.  We dispute the claims of GSPC.

We have advised GSPC that, under the terms of the Carried Interest Agreement, the terms of which are also incorporated into the PSC and the Joint Operating Agreement, it has no right to seek the payment and that we believe the payment GSPC is seeking is in breach of the Carried Interest Agreement.  We further reminded GSPC that we have fulfilled our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the Carried Interest Agreement.  In furtherance of our position, we have obtained the opinion of prominent Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

On November 5, 2008 GSPC advised us that the minimum work program for all Exploration Phases of the KG Offshore Block had been completed as of September 30, 2008 and same has been noted by Directorate General of Hydrocarbons.  As such, GSPC advised us that it has elected to undertake an additional work program over and above the minimum work program as either Joint Operations or as Exclusive Operations under the terms of the PSC and that we must elect whether we wish to participate in these future exploration activities over and above the minimum work program on the KG Offshore Block as Joint Operations or alternatively, GSPC will conduct these drilling activities as Exclusive Operations, as defined in the PSC.

On November 13, 2008 we advised GSPC that we exercised our right to participate in the drilling operations proposed in the November 5, 2008 GSPC letter as a Joint Operation under the terms of the PSC and Joint Operating Agreement.  Further, we advised GSPC, among other things, that our exercise was done pursuant to the terms of our Carried Interest Agreement with GSPC, and as such we would be carried for 100% of all of our share of any costs during the additional exploration phase prior to the start of initial commercial production and that the Carried Interest Agreement extends through the exploration period of the PSC.

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, we are of the view that the additional costs of drilling future exploration or development wells, or the costs of building the production facilities shall be subject to the Carried Interest Agreement and shall be carried by GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC or that the effect of GSPC seeking payment of this sum may not hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A draft proposal has been put forward by us to GSPC in both June and December of 2009 in order to settle this dispute amicably.  We are of the understanding that GSPC Board of Directors’ approval is required in order to complete this settlement.  We are currently awaiting this board meeting to take place.  However, no settlement agreement has been reached as of March 30, 2010 and there can be no assurance that this matter will be settled amicably

Our Internal Control Over Financial Reporting Was Not Effective As Of December 31, 2009 And Continuing Weaknesses In Our Internal Controls And Procedures Could Have A Material Adverse Effect On Us
During our management’s assessment of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2009 we identified material weaknesses in those controls as identified in Item 9A of this Annual Report - Controls and Procedures.

We did not maintain an effective control environment.  Specifically, we did not formally communicate and emphasize controls and enforce corporate strategy and objectives.  We did not formally define roles and responsibilities for employees and management or have a formal process to monitor the performance of employees and management against such objectives.  As a result of not effectively defining roles and responsibilities for employees and management, we did not identify certain regulatory, registration and taxation requirements in the multiple jurisdictions in which we operate.

This control deficiency could contribute to a reasonable possibility that a material misstatement could occur in the financial statements, not be prevented or detected on a timely basis and therefore constitutes a material weakness.

As a result of the existence of the material weakness discussed above, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

Prior to filing this report, we have taken certain steps to remediate this material weakness.  Although these actions are continuing, we anticipate that these actions when completed will remediate the material weakness we identified and strengthen our internal control over financial reporting.  However we cannot assure you that the finalized measures that we implement will effectively address such material weaknesses or that additional material weaknesses may not develop in the future.

Although we have made significant progress towards remediation of our material weakness over our control environment, certain aspects of our remediation plan are still in progress.  Remedying the existing material weaknesses, as well as any additional significant deficiencies or material weaknesses that we or our independent auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources.  If we fail to timely remedy any current or additional material weaknesses or significant deficiencies that we or our auditors may identify or if we cannot produce reliable financial reports, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act all of which could result in a loss of investor confidence in the accuracy, timeliness and completeness of our financial reports. As a consequence, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be materially harmed.  In addition, we can give no assurance that our independent auditors will agree with our management’s assessment of the effectiveness of our internal control over financial reporting at that time.

The Failure Of One Of Our Subsidiaries To Timely File Certain Periodic Reports With The Proper Regulatory Authorities Poses Significant Risks To Our Business.  Each Of Which Could Materially And Adversely Affect Our Financial Condition And Results Of Operations
We have recently determined that one of our subsidiaries may be in breach of certain regulatory requirements of the jurisdiction of its organization and we are currently taking immediate steps to remedy the matter. Our subsidiary’s non-compliance with these regulations may result in a financial penalty being imposed against the subsidiary in an amount at the discretion of the regulatory authority. We believe the outcome pertaining to the matter at this time is not determinable, and as such no provision has been made in these consolidated financial statements for the payment of the financial penalty. We have been advised that the range of the possible penalty is anywhere from $nil to $6.3 million which could materially and adversely affect our financial condition and results of operations.

Our Activities Have Only Recently Commenced And We Have a Very Limited Operating History. Our Reserves Of Oil And Gas Are Not Material. We Anticipate Future Losses and There Is No Assurance Of Our Success.
We are in the early stage of developing our operations.  We have a very limited operating history, we have realized very limited revenues from our activities, and we have not achieved our planned principal operations as at December 31, 2009.

Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSCs we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  As of March 30, 2010, there are no or limited facilities for the delivery and storage of hydrocarbons on the areas covered by our PSCs.

Companies engaged in exploratory oil and gas activities are exposed to a number of special risks including, among others;
•	We may experience failures to discover oil and gas in commercial quantities;
•	There are uncertainties as to the costs to be incurred in our exploratory drilling activities, cost overruns are possible and we may encounter mechanical difficulties and failures in completing wells;
•	There are uncertain costs inherent in drilling into unknown formations, such as over-pressured zones, high temperatures and tools lost in the hole; and
•	We may make changes in our drilling plans and locations as a result of prior exploratory drilling.

There can be no assurance that the ventures in which we are a participant or hold an interest will be successful in addressing these risks, and any failure to do so could have a material adverse effect on our prospects for the future.

We Expect to Have Substantial Requirements Under the Terms of Our PSCs For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing Ventures.  Our Available Capital is Limited

In order to participate under the terms of our PSCs in future exploration, appraisal or development programs, we will be required to contribute or have available to us material amounts of capital.  Under the terms of our Carried Interest Agreement relating to the KG Offshore Block, after the start date of initial commercial production on the KG Offshore Block, and under the terms of the nine other PSCs we are parties to, we are required to bear our proportionate share of costs during the exploration and development phases of those agreements.  There can be no assurance that our currently available capital will be sufficient for these purposes or that any additional capital that is required will be available to us in the amounts and at the times required.  Such capital also may be required to secure bank guarantees in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling, completion and development activities.  We intend to seek the additional capital to meet our requirements from equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration and development expenditures.  Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.

Should we be unable to access the capital markets or should sufficient capital not be available, our activities could be delayed or reduced and, accordingly, any future exploration opportunities, revenues and operating activities may be adversely affected and could also result in our breach of the terms of a PSC which could result in the loss of our rights or a portion thereof under the contract.

As of December 31, 2009, we had cash and cash equivalents of approximately $16.3 million.  We believe that our available cash resources will be sufficient to meet all our expenses and cash requirements during the year ending December 31, 2010 for our present level of operations on the ten exploration blocks in which we are currently a participant in.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of our commitments of capital pursuant to the terms of our PSCs relating to our ten exploration blocks totals approximately $12.1 million during the year ended December 31, 2010.  Upon receipt of approval from the Government of India for the increase to a 25% participating interest, these expenditures will increase to $15.5 million.  Any further PSCs we may seek to enter into or any expanded scope of our operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.

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

As operator of the KG Offshore Block, GSPC is required to conduct the exploration and drilling operations on the block in accordance with generally accepted oil and gas industry standards, subject to the terms of a Joint Operating Agreement, and is entitled to make all decisions and take all actions necessary in fulfilling the minimum work program commitments and future development commitments made relating to the KG Offshore Block.  Through December 31, 2009, GSPC had expended approximately $150 million on our behalf under the terms of the Carried Interest Agreement of which 50% is for the account of Roy Group (Mauritius) Inc. and it is expected that those expenses will increase materially thereafter.  There can be no assurance as to when, if ever, GSPC will recover out of production our share of exploration costs and expenses.  Until such time, we will realize no revenues from our interest in the KG Offshore Block.  Accordingly, our ability to receive revenues from hydrocarbon production from the KG Offshore Block, notwithstanding our carried interest, is dependent upon the future production, if any, recovered from the KG Offshore Block and the price realized from the production, if any, being sufficient to enable GSPC to recover the costs and expenses it incurs on our behalf.

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

Our Control By Certain Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of March 30, 2010, our Directors and executive officers and their respective affiliates in the aggregate, beneficially hold 32,751,000 shares or approximately 45.0% of our outstanding Common Stock.  As a result, these persons possess significant influence over us, which may give them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions.  These persons may retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions.  These persons may have interests regarding the future activities and transactions in which we engage which may diverge from the interests of our other stockholders.  Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our common stock.  Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

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

At present, our future is substantially dependent upon the geological and geophysical capabilities of Mr. Roy to locate oil and gas exploration opportunities for us and the ventures in which we are a participant.  His inability to do the foregoing could materially adversely affect our future activities.  We entered into a Technical Services Agreement with Roy Group (Barbados) Inc. dated August 29, 2003, a company owed 100% by Mr. Roy, to perform such geological and geophysical duties and exercise such powers related thereto as we may from time to time assign to it.  The initial term of this contract was for three years with a provision to continue for successive periods of one year.  Currently the term of the Technical Services Agreement, as amended, extends through December 31, 2010 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has giver written notice that the agreement will terminate at the end of the term.

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

The minimum work programs required to be conducted by the contracting parties under certain of the PSCs to which we are a party have not been completed by the operators within the time frames required by the PSCs.  These circumstances could lead to the assessment of damages against the contracting parties and the loss of our investments under the PSCs.  We are dependent upon the operators to timely complete these minimum work programs.

Under the terms of our Carried Interest Agreement for the KG Offshore Block, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block prior to the start date of initial commercial production.  However, under the terms of that agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid without interest over the projected production life or ten years, whichever is less.  Additional drilling costs including the drilling to depths in excess of 5,000 meters, where higher down-hole temperatures and pressures are encountered, versus shallower depths as originally anticipated, as well as the testing and completion costs of these wells, resulted in additional costs exceeding originally estimated expenditures.  We estimate that GSPC has incurred costs of approximately $150 million on our behalf as of December 31, 2009 of which 50% is for the account of Roy Group (Mauritius) Inc.  We have been further advised that GSPC is expected to incur additional costs of approximately $180 million on our behalf (including the 5% participating interest of Roy Group (Mauritius) Inc.) under the terms of the Carried Interest Agreement over the next two years ending December 31, 2011.  We are unable to estimate the amount of additional expenditures GSPC will make as operator attributable to us prior to the start date of initial commercial production under the Carried Interest Agreement or when, if ever, any commercial production will commence.  Of these expenditures, 50% are for the account of Roy Group (Mauritius) Inc. under the terms of the Participating Interest Agreement between us and Roy Group (Mauritius) Inc.  We are not entitled to any share of production from the KG Offshore Block until such time as the expenditures attributed to us, including those expenditures made for the account of Roy Group (Mauritius) Inc. under the Carried Interest Agreement as to which we remain liable to GSPC, have been recovered by GSPC from future production revenue.  Therefore, we are unable to estimate when we may commence to receive distributions from any production of hydrocarbon reserves found on the KG Offshore Block.  As provided in the Carried Interest Agreement, in addition to repaying our proportionate share of capital costs incurred for which we were carried, we will be required to bear our proportionate share of the expenditures attributable to us after the start date of initial commercial production on the KG Offshore Block.

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

Our Future Performance Depends Upon Our Ability And The Ability Of The Ventures In Which We Participate To Find Or Acquire Oil And Gas Reserves That Are Economically Producible
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

Estimating Reserves And Future Net Revenues Involves Uncertainties And Oil And Gas Price Declines May Lead To Impairment Of Oil And Gas Assets
We do not claim any material proved or probable reserves of oil or natural gas as at December 31, 2009.  Any reserve information that we may provide in the future will represent estimates based on reports prepared by independent petroleum engineers, as well as internally generated reports.  Petroleum engineering is not an exact science.  Information relating to proved oil and gas reserves is based upon engineering estimates derived after analysis of information we furnish or furnished by the operator of the property.  Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, capital expenditures and work-over and remedial costs, all of which may in fact vary considerably from actual results.  Oil and gas prices, which fluctuate over time, may also affect proved reserve estimates.  For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially.  Actual production, revenues and expenditures with respect to reserves we may claim will likely vary from estimates, and such variances may be material.  Either inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves.  In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.

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

Risks Relating To The Market For Our Common Stock - Volatility Of Our Stock Price
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

Item 1B.                 Unresolved Staff Comments

As of December 31, 2009, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

Item 2.                 Properties

Our corporate head office is located at Suite #200, 625 – 4 Avenue SW, Calgary, Alberta, T2P 0K2 Canada.  These premises are leased for a term of 35 months ending January 31, 2013 at an annual rental of approximately $165,000 for base rent and operating costs.  These premises include approximately 3,515 square feet which we consider adequate for our present activities.

Our India operations office is located at 304 & 305, Third floor, IT Tower – II Infocity, Gandhinagar, 382 009 India.  We purchased these premises which are part of an office condominium complex.  The premises include approximately 11,203 square feet which we consider adequate for our activities.  The annual operating and maintenance cost of these premises is approximately $11,000.

Our interests in oil and gas properties are described under “Item 1. - Description of Business”.

Item 3.                 Legal Proceedings

There are no legal proceedings pending against us.

Item 4.                 Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2009 to a vote of our securityholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is traded on the NYSE/Amex (formerly the American Stock Exchange) under the symbol GGR.  The following table sets forth the quarterly high and low sales price for the period January 1, 2008 through March 29, 2010.

Year	Calendar Quarter	High ($)	Low ($)
2008	First Quarter	5.09	2.60
	Second Quarter	3.45	2.01
	Third Quarter	4.29	1.76
	Fourth Quarter	2.50	0.95
2009	First Quarter	1.67	0.50
	Second Quarter	1.60	0.70
	Third Quarter	1.39	0.75
	Fourth Quarter	3.04	0.90
2010	First Quarter (up to March 29, 2010)	2.80	1.50

On March 29, 2010, the closing sales price for our Common Stock, as reported on the

NYSE/Amex was $1.56.

Holders
As of March 30, 2010, we had approximately 90 shareholders of record.  This does not include the number of shareholders of our Common Stock held beneficially in street form.

Dividends
We did not pay any dividends on our Common Stock during the years ended December 31, 2009 and 2008 and we do not intend to pay any dividends on our Common Stock for the foreseeable future.  Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant.

Performance Graph
The following graph compares the performance of our Common Stock over the preceding five-year period.  The following graph is presented as required by SEC rules.  The comparison (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2004 in each of the shares of GeoGlobal Resources Inc., Cubic Energy, Inc., Abraxas Petroleum Corporation and the S&P 500 Index.  It includes the reinvestment of any dividends, although we have never paid any cash dividends.

(1)
Cubic Energy, Inc. is a NYSE/Amex listed company engaged in development and production in oil and gas in the United States.  This Company falls under the same SIC code of “Drilling of Oil and Gas Wells” as GeoGlobal.  It has a market capitalization of less than $200.0 million and revenues of less than $100.0 million.  Therefore, we deem it to be comparative to our company for these purposes.

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

Comparison of Cumulative Total Return
The following table sets forth the dollar amounts used in the above comparison:

		2004	2005	2006	2007	2008	2009
GeoGlobal Resources Inc.	GGR	100.00	1316.46	809.25	510.29	164.94	213.39
S&P 500 Index	$INX	100.00	102.98	117.00	121.13	74.51	91.99
Cubic Energy, Inc.	QBC	100.00	68.18	72.72	138.18	122.72	135.45
Abraxas Petroleum Corp.	AXAS	100.00	227.58	133.18	166.37	31.03	82.75

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the quarter ended December 31, 2009.  All sales of unregistered securities prior to October 1, 2009 during the fiscal year ended December 31, 2009, if any, were previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No purchases of shares of our Common Stock were made by us or on our behalf or by any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2009.

Item 6.                 Selected Financial Data

Set forth below is certain financial information for each of the five years ended December 31, 2009, 2008, 2007, 2006 and 2005 taken from our audited financial statements for those years.

	December 31,
	2009	2008	2007	2006	2005
Oil and gas sales	661,922	--	--	--	--
Interest Income	299,550	1,148,479	2,165,920	1,751,550	462,174
Asset Impairment	--	10,098,015	--	--	--
Net loss and comprehensive loss	4,424,247	13,313,915	1,543,110	1,548,803	3,162,660
Net loss per share – basic and diluted	0.09	0.20	0.04	0.03	0.06
Current assets	16,532,345	25,904,515	48,406,887	32,597,031	36,232,088
Property and equipment	46,813,004	35,160,814	27,256,945	12,121,334	3,957,723
Total assets	70,270,349	71,865,329	80,219,312	48,492,561	40,672,122
Current liabilities	10,053,780	9,211,020	6,329,980	1,955,195	447,097
Total liabilities	10,828,780	9,844,618	6,648,902	1,955,195	447,097
Stockholders’ equity	59,441,569	62,020,711	73,570,410	46,537,366	40,225,025
Cash dividends	-0-	-0-	-0-	- 0 -	- 0 -

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Consolidated Financial Statements and the related Notes appearing elsewhere in this Annual Report.  This Annual Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements.  Factors that may cause or contribute to such differences include those discussed in Item 1A. - Risk Factors as well as those discussed elsewhere in this Annual Report.

Our Business Activities
We are engaged, through our subsidiaries and ventures in which we are a participant, in the exploration for and development of oil and natural gas reserves.  We initiated these activities in 2003.  We and our joint participants have been granted exploration rights pursuant to PSCs we have entered into with the Government of India.  At present, these activities are being undertaken in four geological basins offshore and onshore in locations where reserves of oil or natural gas are believed by our management to exist.  These areas are as follows:

•	The Krishna Godavari Basin offshore and onshore in the State of Andhra Pradesh in south eastern India;
•	The Cambay Basin onshore in the State of Gujarat in western India;
•	The Deccan Syneclise Basin onshore in the State of Maharashtra in west central India; and
•	The Rajasthan Basin onshore in the State of Rajasthan in north western India.

May 2009 saw the commencement of oil revenue from our Tarapur exploration block in the Cambay Basin.  To date however, we have not achieved our planned principal operations and are considered to be in the development stage.  The recoverability of the exploration costs we have incurred to date is uncertain and dependent upon us achieving significant commercial production, our ability to obtain sufficient financing to fulfill our obligations under the PSCs in India and upon future profitable operations.  All of the exploration activities in which we are a participant should be considered highly speculative.

Results of Operations for the Years ended December 31, 2009 and 2008
For the year ended December 31, 2009, we incurred a net loss of $4.424 million as compared to a net loss of $13.314 million for the year ended December 31, 2008.  The decrease in the net loss is a result of realizing an asset impairment in 2008 of $10.098 million compared with no asset impairment in the year 2009.  This decrease is offset by an increase in our general and administrative expenses and consulting fees combined with a decline in our interest income.

Oil and Gas Operations
	Year ended December 31, 2009	Year ended December 31, 2008
Oil Production (barrels)	10,856	--
Oil Sales (barrels)	9,828	--
Oil Sales	$661,922	$--
Average Oil Price per Barrel	$67.35	$--
Operating Costs	$98,878	$--
Operating Costs per Barrel	$9.11	$--
Depletion	$293,700	$--
Depletion per Barrel	$27.05	$--

Oil Sales
All of our oil sales are derived from the production of crude oil in India.  With the approval of the Tarapur 1 field development plan by the Management Committee, three wells began production in mid May 2009 and a further two wells began production in September 2009.  There are twelve additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Oil sales for the year ended December 31, 2009 were $0.662 million or $67.35 per barrel.  Oil sales are currently based on the spot price based on the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged.  In addition to the crude oil production, a minimal amount of associated natural gas was produced and flared off.  Commencing with the First Quarter in 2010, the associated natural gas has been contained and sold.  We did not incur any oil sales during the year ended December 31, 2008.

Interest income
Interest income decreased to $0.300 million for the year ended December 31, 2009 as compared to $1.148 million for the same period in 2008.  This decrease is directly related to the decrease in US prime interest rate in 2009 as compared to 2008 as well a decrease in the amount of our invested cash balances.

Operating Costs
Operating costs for the year ended December 31, 2009 were $0.099 million or $9.11 per barrel, as a result of our first production in the Tarapur 1 field which commenced in May 2009.  The operating costs include handling and processing charges, transportation costs, utilities, maintenance and tank rental charges and contain a fixed and variable portion.  We did not incur any operating costs during the year ended December 31, 2008.

General and administrative
Our general and administrative expenses increased to $2.987 million from $2.343 million.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE/Amex listing and filing fees, investor relation services and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  These stock-based compensation costs increased to $0.779 million from $0.675 million for the same period in 2008.  The remaining majority of the increase in the general and administrative expenses is a result of an increase in directors’ fees of $0.145 million and interest, penalties and related costs of $0.214 million in regularizing our respective tax and regulatory filings in our various countries of operations.

Consulting fees
Our consulting fees increased to $0.823 million during the year ended December 31, 2009 from $0.742 million in the prior year.  This change is mostly attributable to the increase for stock-based compensation with non-employee consultants for the year ended December 31, 2009 being $0.140 million versus a reversal of $0.048 million for the year ended December 31, 2008.  A portion of this increase is also a result of the accounting for the consulting fees paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy, whereby we expensed $0.263 million during the year ended December 31, 2009 versus $0.175 million during the year ended December 31, 2008.  The balance of the increase is a result of other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.

Professional fees
Professional fees decreased slightly to $1.085 million during the year ended December 31, 2009 from $1.089 million during the year ended December 31, 2008.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.

Depletion and depreciation
Depletion and depreciation increased to $0.353 million during the year ended December 31, 2009 from $0.052 million during the year ended December 31, 2008.  As a result of our first production in the Tarapur 1 field we had depletion of $0.294 million or $27.05 per barrel for the year ended December 31, 2009, and depreciation of $0.059 million.  No depletion expense and depreciation of $0.052 million was recognized during the year ended December 31, 2008.

Impairment of oil and gas properties
During the year 2009, we incurred no asset impairment expense versus $10.098 million during the year ended December 31, 2008.  In 2009, any impairment to exploration properties is transferred to our full cost pool which is subject to ceiling test limitations.  No impairment was recognized under our ceiling test in 2009.  Our asset impairment in 2008 consisted of $3.765 million as a result of our decision not to exercise our option on two exploration blocks in the Arab Republic of Egypt and cease our exploration activities in Oman and Yemen.  The balance from 2008 of $6.333 million was a result of assessing our Indian properties on an individual basis considering various factors, including land relinquishment and the absence of hydrocarbons in certain exploratory wells.  Since the result of this assessment indicated impairment, the related costs incurred were charged to the statement of operations.

Capitalized overhead on oil and gas properties
We capitalize overhead costs directly related to our exploration activities in India.  During the year ended December 31, 2009, these capitalized overhead costs amounted to $1.098 million as compared to $1.081 million during the year ended December 31, 2008.  The difference is mostly attributable to an increase in the capitalized portion of the stock-based compensation for our non-employee consultants directly related in our oil and gas exploration activities for the year ended December 31, 2009 of $0.662 million versus $0.478 million for the year ended December 31, 2008.  The treatment of capitalized overhead costs remained consistent with the prior year and includes costs relating to personnel, consultants, their travel, necessary resources and stock-based compensation directly associated with the advancement of our oil and gas interests.

Results of Operations for the Years ended December 31, 2008 and 2007
Reflecting the increase in our general and administrative expenses, professional fees and consulting fees due to the increase in our overall oil and gas exploration activities combined with a decrease in interest income and an asset impairment, our net loss amounted to $13.314 million for the year ended December 31, 2008 as compared to a net loss of $1.543 million for the same period in 2007.

During the year ended December 31, 2008, we had expenses of $14.462 million compared with expenses of $3.709 million during the year ended December 31, 2007.  This increase is primarily the result of the increased scale of our participation in oil and gas exploration activities and additions to the office infrastructure combined with an asset impairment of $10.098 million.

Interest Income
Interest income decreased to $1.148 million for the year ended December 31, 2008 as compared to $2.165 million for the same period in 2007.  This decrease is directly related to the decrease in US prime interest rate in 2008 as compared to 2007 as well a decrease in our invested cash balances.

General and administrative
Our general and administrative expenses increased to $2.343 from $2.280 million.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, rent and office costs, insurance, bank guarantee fees, NYSE Amex listing and filing fees and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  These stock-based compensation costs decreased to $0.674 from $0.930 million for the same period in 2007.  The majority of the increase in the general and administrative expenses, which is offset by the decrease in stock-based compensation costs, is a result of an increase in bank guarantee fees of $0.105 million, listing fees related to the new stock option plan of $0.045 million, and salaries and benefits of $0.240 million due to increase in staff levels over the prior year.

Consulting fees
Our consulting fees increased to $0.742 million during the year ended December 31, 2008 from $0.357 million in the prior year.  This change is mostly attributable to the decrease in reversal of compensation costs for stock-based compensation with non-employee consultants for the year ended December 31, 2008 being a reversal of $0.048 million versus a reversal of $0.259 million for the year ended December 31, 2007.  A portion of this increase is a result of the accounting for the consulting fees paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy, who is employed as a consultant to us, whereby we expensed $0.175 million during the year ended December 31, 2008 versus $0.070 million during the year ended December 31, 2007.  The balance of the increase is a result of other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.

Professional fees
Professional fees increased to $1.089 million during the year ended December 31, 2008 from $1.038 million during the year ended December 31, 2007.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  Legal fees increased approximately $0.141 million in 2008 as compared to the prior year as a result of engaging a lawyer to assist in the negotiations of a settlement with respect to the Carried Interest Agreement dispute.  This was partially offset by a decrease in audit and audit related fees in the same amount in 2008 versus the prior year.

Impairment of oil and gas properties
During the year 2008, we incurred an asset impairment expense of $10.098 million versus $nil during the year ended December 31, 2007.  Of this amount, $3.765 million is a result of our decision not to exercise our option on the two exploration blocks in the Arab Republic of Egypt and cease our exploration activities in Oman and Yemen.  The balance of $6.333 million is a result of assessing our Indian properties on an individual basis considering various factors, including land relinquishment and absence of proved reserves among others.  If the result of this assessment indicates impairment, then the related costs incurred are charged to the statement of operations.

Capitalized overhead on oil and gas properties
We capitalized overhead costs directly related to our exploration activities in India.  During the year ended December 31, 2008, these capitalized overhead costs were $1.080 million as compared to $2.220 million during the year ended December 31, 2007.  The difference is mostly attributable to a decrease in the capitalized portion of the stock-based compensation for our non-employee consultants directly related in our oil and gas exploration activities for the year ended December 31, 2008 to $0.477 versus $0.852 million for the same period in 2007.

Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee in April 2009 and the completion of an independent reserve study dated January 1, 2010 by Chapman Petroleum Engineering Ltd. out of Calgary, Alberta, Canada, we claim reserves in the Tarapur 1 field as at December 31, 2009 as follows:

Summary of Oil and Gas Reserves as of December 31, 2009
Reserves Category	Oil (MBbls)	Natural Gas (MMcf)
PROVED
Developed	117.6	88.5
Undeveloped	--	--
TOTAL PROVED	117.6	88.5

Probable
Developed	444.5	695.6
Undeveloped	68.6	--
Possible
Developed	--	--
Undeveloped	--	--

Proved Reserves
Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geo-science and engineering data, can be estimated with reasonable certainty to be economically producible.

Probable Reserves
Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

Liquidity
Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired.  Our consolidated financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have incurred a history of operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

At December 31, 2009, our cash and cash equivalents were $16.295 million (December 31, 2008 - $25.433 million). The majority of this balance is being held in US funds, of which $16.132 million is held in term deposits earning interest based on the US prime rate which will contribute towards covering a portion of our administrative costs and overhead throughout 2010. We have working capital of approximately $6.479 million which is available for the Company’s future operations.  In addition, we have $6.925 million in restricted deposits pledged as security against the minimum work programs for our exploration blocks which will be released upon completion of those minimum work programs.

We expect to incur expenditures to further our exploration programs.  Our existing cash balance and any cash flow from operating activities is not sufficient to satisfy our current obligations and meet our exploration commitments of $29.699 million over the next four years.

We are considering various alternatives with respect to raising additional capital to remedy any future shortfall in capital but to date have made no specific plans or arrangements. We deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures. Because of the early stage of our operations and our absence of any material oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures.  We believe that we will be able to raise additional capital which combined with our available cash resources will be sufficient funds to maintain our current level of activities through the next fiscal year.

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

Years ended December 31, 2009 and 2008
During the year ended December 31, 2009, our overall position in cash and cash equivalents decreased by $9.138 million, as compared to a net decrease in the comparable period of 2008 of $22.702 million.  These cash movements can be attributed to the following activities:

Our net cash used in operating activities during the year ended December 31, 2009 was $2.119 million as compared to $3.099 million for the year ended December 31, 2008.  This decrease is attributable to and consistent with the increase in our current liabilities at December 31, 2009 to $10.054 million from $9.211 million at December 31, 2008.

Cash used in investing activities during the year ended December 31, 2009 was $7.019 million as compared to $20.263 million during the year ended December 31, 2008.  Funds of $11.222 million were used for exploration activities as compared to $16.074 million in 2008.  This decrease is consistent with the decrease in exploration activity in the year 2009 versus the year 2008.  In addition, the decrease of the requirement to supply bank guarantees consistent with such decrease in exploration activity, such that in the year ended December 31, 2009 funds were provided of $3.875 million versus an outlay for such instruments of $7.415 million in the year ended December 31, 2008.  These bank guarantees have been provided and serve as guarantees for the performance of our minimum work programs and are in the form of irrevocable letters of credit which are secured by our term deposits in the same amount.

Cash provided by financing activities for the year ended December 31, 2009 was $Nil as compared to cash provided by financing activities of $0.660 million during the year ended December 31, 2008.  During the year ended December 31, 2009, no shares were issued versus the issuance of 600,000 shares of common stock on the exercise of options in the prior year for gross proceeds of $0.660 million.  There were no private placement sales of our securities during 2009 or 2008.

Years ended December 31, 2008 and 2007
During the year ended December 31, 2008, our overall position in cash and cash equivalents decreased by $22.702 million, as compared to a net increase in the comparable period of 2007 of $15.772 million.  These cash movements can be attributed to the following activities:

Our net cash used in operating activities during the year ended December 31, 2008 was $3.099 million as compared to provided by operating activities of $0.152 million for the year ended December 31, 2007.  This decrease is attributable to an increase of approximately $0.500 million in our general and administrative expenses, consulting and professional fees due to increased oil and gas exploration activities, combined with a significant decrease of approximately $1.017 million in our interest income for the year ended December 31, 2008 as compared to 2007.

Cash used in investing activities during the year ended December 31, 2008 was $20.263 compared to $11.193 million during the year ended December 31, 2007.  Funds of $16.074 million were used for exploration activities and $0.050 million for the acquisition of other property and equipment in 2008 as compared to $12.801 and $1.036 million, respectively in 2007.  This increase is consistent with our increased exploration costs in the Cambay and Rajasthan basins.  In addition, the increased investing activity in the year ended December 31, 2008 was an increase in the requirement to supply bank guarantees, such that in the year ended December 31, 2008 outlays were increased by $7.415 million versus outlays for such instruments of only $0.965 million for the year ended December 31, 2007.  These bank guarantees have been provided and serve as guarantees for the performance of our minimum work programs and are in the form of irrevocable letters of credit which are secured by our term deposits in the same amount.

Cash provided by financing activities for the year ended December 31, 2008 was $0.660 million as compared to cash provided by financing activities of $26.813 million during the year ended December 31, 2007.  During the year ended December 31, 2008, we issued 600,000 shares on the exercise of options for gross proceeds of $0.660 million as compared to $0.320 million on the issuance of 317,500 shares of common stock on the exercise of options in the prior year.  There were no private placement sales of our securities during 2008 as compared to 2007, whereby we completed the sale of 5,680,000 Units of our securities at $5.00 per Unit for aggregate cash gross proceeds of $28.400 million less share issuance costs of $1.907 million relating to the financing.

Capital Resources
We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the ten exploration blocks that we hold an interest in, will continue through 2010 in accordance with the terms of those agreements.  During the period January 1, 2010 to December 31, 2010, based on the current budgets, we anticipate drilling ten exploratory wells and ten core wells; conducting a 12,000 line kilometer aeromagnetic survey; and acquire process and interpret 2,015 line kilometers of 2-D seismic and 350 square kilometers of 3-D seismic.  We further expect to commence the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore block for which we are carried.   Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in.  Also, if we increase our participating interest in the KG Onshore Block to 25%, our obligations to fund the 3-D seismic acquisition and the exploratory drilling on the block will increase.

In addition, we may seek to participate in joint ventures bidding for the award of further PSCs for exploration blocks expected to be awarded by the Government of India in the future.  As of March 30, 2010, we have no specific plans to join with others in bidding for any specific PSCs in India and elsewhere.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, although there are no present plans to do so, as opportunities arise, we may seek to acquire minority participating interests in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

We may during the year 2010 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries, however, as of March 30, 2010, we have made no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.

As of March 30, 2010, the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that will be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.  We are unable to estimate the terms on which such capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements.

During the first quarter of 2010, we hired a new Senior Executive.  We do not expect to have any further significant change in 2010 in our number of employees.

Tabular Disclosure of Contractual Obligations
The following table sets forth our contractual obligations by type of agreement and amounts due during the year ended December 31, 2010 and each succeeding year thereafter.  Where the amounts of payments are 0.0, this indicates we have no material obligations under such types of agreements.

	Payments due by period ($ in millions)
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	0.0	0.0	0.0	0.0	0.0
Capital lease	0.0	0.0	0.0	0.0	0.0
Operating lease	0.6	0.2	0.4	0.0	0.0
Purchase	0.0	0.0	0.0	0.0	0.0
Asset retirement obligation	0.8	0.0	0.0	0.0	0.8
Financial commitments under PSCs	29.7	12.1	16.0	1.6	0.0
Total	31.1	12.3	16.4	1.6	0.8

Under the PSCs, we are obligated to pay for our proportionate share of the exploration expenses in fulfilling the minimum work programs on each of our exploration blocks.  Inasmuch as exploration and drilling activities can involve unanticipated expenses and cost overruns, there can be no assurance that these management estimates will prove to be accurate.

Financial commitments under the PSCs are outlined below and include only the commitments for the current exploration Phase that we are conducting.  Further, as we have not yet received Government of India consent to increasing our participating interest in the KG Onshore Block from 10% to 25%, our financial commitment shown in the table above includes only our 10% participating interest.

The KG Offshore Block
Potential Expenditures
We anticipate the estimated total capital expenditures to be incurred by GSPC, the Operator of the KG Offshore Block during 2010 and 2011 pursuant to the field development plan approved by the Management Committee in November 2009 for the development drilling of 11 new wells and the construction of the gas gathering and production facilities will be approximately $1.8 billion.

Certain exploration costs related to the KG Offshore Block are incurred by us and on our behalf in providing our services under the Carried Interest Agreement and are therefore not reimbursable under the Carried Interest Agreement.

Financial Commitment
The amount attributable to us for 2010 and 2011 under the Carried Interest Agreement is approximately $180.1 million, of which 50% is for the account of Roy Group (Mauritius) Ltd.  Under the terms of the Carried Interest Agreement, GeoGlobal and Roy Group (Mauritius) Ltd. are carried by GSPC for 100% of all our share of any costs during the exploration phase on the KG Offshore Block prior to the start date of initial commercial production.

 As at December 31, 2009, GSPC has expended on exploration activities approximately $150.0 million attributable to us under the Carried Interest Agreement as compared to $87.0 million at December 31, 2008.  Of this amount, 50% is for the account of Roy Group (Mauritius) Ltd.

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

KG Onshore Block
2010 Potential Expenditures
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2010 based on a 10% participating interest will be $2.266 million ($5.666 million based on a 25% participating interest).  These expenditures include completing the 3D acquisition, processing and interpretation along with the required gravity and magnetic and geochemical surveys required under the Phase I minimum work program and the drilling of one exploration well in 2010.

Financial Commitments
We will be required to fund our proportionate share of the costs incurred in the KG Onshore exploration activities estimated to be approximately $9.485 million over the remaining three and a half years of the first phase of the minimum work commitment with respect to a 10% participating interest in the block and approximately $23.713 million with respect to a 25% participating interest in the block.  These expenditures entail performing the required surveys and studies for Phase I, the acquisition of a 400 square kilometer 3D seismic program and the interpretation and processing thereof and the drilling of twelve exploratory wells.  It is expected that costs incurred will be $2.266, $2.025, $3.544 and $1.650 million over each of the years 2010, 2011, 2012 and 2013 respectively for a 10% participating interest and $5.666, $5.063, $8.859 and $4.125 million for a 25% participating interest.

Mehsana Block
2010 Potential Expenditures
Estimated total capital expenditures on this block during the year 2009 based on our 10% participating interest will be approximately $0.146 million and will entail the cost of working over and testing four of the previously drilled exploration wells on the block.

Financial Commitments
Upon completion of the testing of the four wells mentioned above, all financial commitments in accordance with the PSC have been met for Phase I.  We have elected not to move into Phase II on the Mehsana block.

Sanand/Miroli Block
2010 Potential Expenditures
We anticipate the estimated total capital expenditures we may contribute to the development activities on this block during 2010 based on our 10% participating interest will be $0.5 million.  These expenditures are based on the drilling of two appraisal wells.

Financial Commitments
We have completed the minimum work program for all three exploration phases and as such all financial commitments have been met under the terms of the PSC.

Ankleshwar Block
2010 Potential Expenditures
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2010 based on our 10% participating interest will be $0.660 million.  These budgeted expenditures will entail the drilling of the remaining three exploratory wells to complete the Phase I minimum work commitments.

Financial Commitments
We have a commitment to complete the Phase I minimum work program.  This would entail the drilling of the remaining three wells to complete the fourteen well minimum exploratory commitment.  Our 10% participating interest share of this commitment included in the 2009 budget above is $0.660 million.

Tarapur Block
2010 Potential Expenditures
We anticipate the estimated total capital expenditures which we may contribute to the development activities on this block during 2010 will be funded by oil sales.  These expenditures will include the building of a gas pipeline for the Tarapur G field development plan and possibly the drilling of two appraisal wells to further evaluate the Tarapur South discovery.

If the consortium succeeds in having the additional eighteen month extension of the exploration phase granted by the Government of India, then we may participate in additional capital expenditures of approximately $1.6 million for exploration activities during 2010.  This would include our 18% participating interest of a 330 square kilometers 3D seismic acquisition program and the 30% cash payment as agreed non-refundable pre-estimated damages based on the cost of the additional work program.

Financial Commitments
There are no financial commitments that we are required to meet as at March 30, 2010 that have not been fulfilled.

DS 03 Block
2010 Potential Expenditures
We anticipate the estimated total capital expenditures we will be required to contribute to the exploration activities on these blocks during 2010 based on our 100% participating interest will be $0.489 million.  These expenditures will include the completion of a 12,000 line kilometer aeromagnetic survey.

Financial Commitments
The remaining work to be completed to fulfil the Phase I commitment before September 4, 2010 is to complete the aeromagnetic survey discussed above.  Our 100% participating interest share of this commitment is $0.489 million.

DS 04 Block
2010 Potential Expenditures
We anticipate the estimated total capital expenditures we will be required to contribute to the exploration activities on these blocks during 2010 based on our 100% participating interest will be $2.738 million.  These expenditures will include the acquisition, processing and interpretation of 535 line kilometers of 2-D seismic and the drilling of ten core holes to a depth of 500 meters each.

Financial Commitments
The remaining work to be completed to fulfil the Phase I commitment before June 11, 2011 is to complete the expenditures discussed above.  Our 100% participating interest share of this commitment is $2.738 million.

RJ Block 20
2010 Potential Expenditures
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2010 based on our 25% participating interest will be $2.392 million.  These expenditures include the acquisition processing and interpretation of 820 line kilometers of 2-D seismic, the drilling of two exploratory wells and the gravity and magnetic and geochemical surveys required under the Phase I minimum work program.

Financial Commitments
We anticipate the total expenditures we will be required to fund for the current year to be approximately $2.392 million as outlined above in our 2010 Potential Expenditures.  We further expect $5.900 and $0.575 million to be expended in each of 2011 and 2012 to complete the minimum work program of drilling a total of twelve exploratory wells based on our 25% participating interest.

RJ Block 21
2010 Potential Expenditures
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2010 based on our 25% participating interest will be $3.377 million.  These expenditures include the acquisition processing and interpretation of 660 line kilometers of 2-D seismic, the drilling of four exploratory wells and the gravity and magnetic and geochemical surveys required under the Phase I minimum work program.

Financial Commitments
We anticipate the total expenditures we will be required to fund for the current year to be approximately $3.337 million as outlined above in our 2010 Potential Expenditures.  We expect $2.439 million and $0.575 million to be expended in each of 2011 and 2012, respectively to complete the minimum work program of drilling a total of eight exploratory wells based on our 25% participating interest.

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

Asset Retirement Obligation
The fair values of estimated asset retirement obligations are recorded as liabilities when incurred and the associated cost is capitalized as part of the cost of the related asset.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  The liabilities are accreted as operating expense for the change in their time value.  The initial capitalized costs are included in depletion expense in a manner consistent with the related assets.  Changes in the estimated obligation resulting from revisions to the estimated timing or amount of undiscounted cash flows are recognized as a change in the asset retirement obligation and related asset.  Actual expenditures incurred are charged against the accumulated obligation.

Stock Based Compensation
Compensation cost for all share based payments are based on the fair value estimated and is recognized on a straight line basis over the vesting period for the award.  We account for transactions in which we issue equity instruments to acquire goods or services from non employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The fair value of share-based payments are capitalized or expensed, with a corresponding increase to additional paid-in capital for the equity classified awards, or the share-based payment liability for the liability classified awards.  Upon exercise of stock options, the consideration paid upon exercise is recorded as additional value of common shares in additional paid-in capital.

Oil and Gas Accounting and Impairment
We use the full cost method of accounting for our oil and natural gas properties.  Separate cost centers are maintained for each country in which we incur costs.  Under this method, we capitalize all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other internal costs directly attributable to these activities.  Costs associated with production and general corporate activities, however, are expensed in the period incurred.  To the extent that support equipment is used in oil and gas activities, the related depreciation is capitalized.  Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such disposition would alter the depletion and depreciation rate by 20% or more.

Capitalized costs of development oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proven reserves plus the lower of cost or fair value of unproven properties.  Should capitalized costs exceed this ceiling, an impairment is recognized.

The present value of estimated future net cash flows is computed by applying the average first-day-of-the-month prices during the previous twelve month period of oil and natural gas to estimated future production of proved oil and natural gas reserves as of year-end less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

Following the discovery of reserves and the commencement of production, we compute depletion of oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities.

We assess all items classified as unproved property on a quarterly basis for possible impairment or reduction in value.  We assess properties on an individual basis or as a group if properties are individually insignificant.  The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the related exploration costs incurred are transferred to the full cost pool and are then subject to depletion and the ceiling limitations on development oil and natural gas expenditures.

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

ASC Topic 805, Business Combinations (formerly SFAS No. 141 (Revised 2007), Business Combinations, and FASB Staff Position (“FSP”) SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), provides that all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method from previous principles in a number of ways.  Acquisition costs are no longer considered part of the fair value of consideration transferred and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Contingent assets acquired and liabilities assumed in a business combination are to be recognized at fair value if fair value can be reasonably estimated during the measurement period. We adopted the changes to the provisions of ASC Topic 805 on January 1, 2009, with no material impact on our consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities and Fair Value, amending Subtopic 820-10, Fair Value Measurement, to provide guidance on the manner in which the fair value of liabilities should be determined.  This update provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of defined valuation techniques.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  We adopted ASU No. 2009-05 in the fourth quarter of 2009, which did not have a material impact on our consolidated financial statements.

In December 2009, we adopted revised oil and gas reserve estimation and disclosure requirements.  The primary impact of the new disclosures for us is to align the definition of proved reserves with the US Securities and Exchange Commission (SEC) Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008.  The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period preceding the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce.  This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows.  The rules also allow for the use of reliable technology to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  The unaudited supplemental information on oil and gas exploration and production activities for 2009 have been presented following these new reserve estimations and disclosure rules, which may not be applied retrospectively.  Adoption of the new rules had no effect on the 2009 consolidated financial statements.  The effect of applying the new reserve estimation requirements did not impact 2009 net proved reserve volumes as we did not have any net proved reserves prior to 2009.

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

At December 31, 2009, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

Commodity Price Risk
Oil and natural gas prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global demand for petroleum products, international supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, overall economic conditions, both international and domestic, and possible international disruptions.  We cannot predict future oil and gas prices with any degree of certainty.  Sustained weakness in oil and gas prices may adversely affect our ability to obtain capital to fund our activities and could in the future require a reduction in the carrying value of our oil and gas properties.  Similarly, an improvement in oil and gas prices can have a favourable impact on our financial condition, results of operations and capital resources.

At December 31, 2009, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

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

Item 9A.                 Controls and Procedures

Disclosure Controls and Procedures
GeoGlobal Resources’ management, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal controls over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment of effectiveness of the internal controls over financial reporting, management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness (as defined in SEC Rule 12b-2) is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness:

We did not maintain an effective control environment.  Specifically, we did not formally communicate and emphasize controls and enforce corporate strategy and objectives.  We did not formally define roles and responsibilities for employees and management or have a formal process to monitor the performance of employees and management against such objectives.  As a result of not effectively defining roles and responsibilities for employees and management, we did not identify certain regulatory, registration and taxation requirements in the multiple jurisdictions in which we operate; however, no adjustment to the financial statements resulted.

Management has determined that this control deficiency, which is pervasive in nature, could contribute to there being a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis and therefore constitutes a material weakness.

As a result of the existence of the material weakness discussed above as of December 31, 2009, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

KPMG LLP, an independent registered public accounting firm that audited the consolidated financial statements, has performed an audit of internal control over financial reporting.  Their report is included in this Annual Report on Form 10-K under Item 8, herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting
In 2008, we did not have sufficient resources with appropriate knowledge of generally accepted accounting principles, specifically for impairment assessment of full cost method of accounting for oil and natural gas properties and income taxes.  In response to this material weakness, management implemented the following corrective actions:
•	Effective from the first quarter of 2009, a Chartered Accountant consultant was engaged to perform an independent review of complex areas of financial reporting.
•
During the third quarter of 2009, the Controller changed roles from full-time controller to part-time consultant.  In the fourth quarter of 2009, we strengthened our financial reporting team by hiring a full-time Corporate Controller and Vice President Finance with over 10 years of financial reporting and accounting experience.    The new Corporate Controller and Vice President Finance has a Chartered Accountant designation in Canada and India, as well as a Chartered Public Accountant designation in the United States.

•	During 2009, we implemented process and controls that remediated the previous material weakness relating to impairment assessment of our oil and natural gas properties.
•	In the fourth quarter of 2009, external Chartered Accountant consultants were engaged to prepare our income tax provision and assist in filing our income tax returns.

As a result of the corrective action discussed above and the testing of these new controls (during the fourth quarter of fiscal 2009), we have concluded that the material weakness in our internal control over financial reporting relating to sufficient complement of personnel has been remediated.

Also in 2008, we did not maintain an effective control environment.  We did not effectively communicate and emphasize controls and enforce corporate strategy and objectives, we did not define roles and responsibilities for employees and management; we did not effectively communicate and enforce policies and procedures for limiting authorization of significant transactions; we did not have a formal process to monitor the competencies and performance of consultants, employees and management to ensure that roles and responsibilities are properly evaluated on a timely basis; and, we did not have sufficient resources with appropriate knowledge in generally accepted accounting principles to allow for an independent review in complex areas of financial reporting.  In response to this material weakness, management implemented the following corrective actions:
•
During the first quarter of 2009, we implemented our Delegation of Authority Policy and Employee Handbook to enhance communication and strengthen policies and procedures for limiting authorization of significant transactions.

•
During the second quarter of 2009, an independent director was appointed to the Audit Committee.  This independent director was charged with the responsibility to provide guidance and to steward management towards strengthening the control environment. In the third quarter of 2009, this independent director was appointed as Special Committee by the Board of Directors to interface with senior management and to oversee the implementation of new controls designed to remediate some of the material weaknesses.  In addition, corporate strategies and objectives have been developed and communicated to employees.

•	In the first quarter of 2010, we have developed a strategy to remediate our non-compliance with certain regulatory, registration and taxation requirements.

Although we have made significant progress towards remediation of our material weakness over our control environment, certain aspects of our remediation plan are still in progress.  Management is committed to continuing its efforts to fully achieving an operationally effective control environment and in this regard, during the first quarter of 2010, hired a new senior executive.  One of the responsibilities of this senior executive is to formally define roles, responsibilities and performance objectives and linking them to compensation and to enforce internal controls and the Company’s corporate strategy.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud, even after completion of the described remediation efforts which we anticipate to be remediated by December 31, 2010.  A control system, no matter how well designed or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.

Material Changes in Internal Controls over Financial Reporting
There were no other changes in our internal controls over financial reporting during the fourth quarter of 2009, other than those described above that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.                 Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers and their ages and employment histories are as follows:

Name	Age	Employment History
Jean Paul Roy	53
Mr. Roy was elected a Director, President and Chief Executive Officer on August 29, 2003.  Prior thereto, for more than five years, Mr. Roy had been consulting in the oil and gas industry through his private company, GeoGlobal Technologies Inc. which he owned 100%.  Mr. Roy has in excess of 28 years of geological and geophysical experience in basins worldwide as he has worked on projects throughout India, North and South America, Europe, the Middle East, the former Soviet Union and South East Asia.  His specialties include modern seismic data acquisition and processing techniques, and integrated geological and geophysical data interpretation.  Since 1981 he has held geophysical positions with Niko Resources Ltd., Gujarat State Petroleum Corporation, Reliance Industries, Cubacan Exploration Inc., PetroCanada, GEDCO, Eurocan USA and British Petroleum.  Mr. Roy graduated from St. Mary’s University of Halifax, Nova Scotia in 1982 with a B.Sc. in Geology and has been certified as a Professional Geophysicist.

Allan J. Kent	56
Mr. Kent was elected a Director, Executive Vice President and Chief Financial Officer of our company on August 29, 2003.  Mr. Kent has in excess of 28 years experience in the area of oil and gas exploration finance and has, since 1987, held a number of senior management positions and directorships with Cubacan Exploration Inc., Endeavour Resources Inc. and MacDonald Oil Exploration Ltd., all publicly listed companies.  Prior thereto, beginning in 1980, he was a consultant in various capacities to a number of companies in the oil and gas industry.  He received his Bachelor of Mathematics degree in 1977 from the University of Waterloo, Ontario.

Brent J. Peters	37
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

Peter R. Smith	62
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

Michael J. Hudson	63
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

David Conklin	45
Mr. Conklin was elected a Director of our company on May 11, 2009.  Mr. Conklin currently serves as counsel at Goodmans LLP, a law firm in Toronto, Ontario, Canada and specializes in commercial litigation with an emphasis on corporate governance and business valuation.  Before joining Goodmans LLP in 2007, Mr. Conklin practised for one year with Bernstein Litowitz Berger & Grossman LLP, a securities and class action firm in New York.  Prior thereto he was a partner and senior litigator at Lerners LLP, a leading Toronto litigation law firm.  Mr. Conklin has extensive experience appearing before all levels of civil courts in Ontario litigating commercial disputes involving shareholder and partnership disputes, oppression claims, breach of confidentiality and other fiduciary duties, secured and unsecured creditor claims, professional negligence claims and other related business law issues.  He represents shareholders, boards of directors and entrepreneurs of both private and public companies.  Mr. Conklin is currently an Executive in Residence at the Schulich School of Business, York University where he teaches courses in the MBA and EMBA programs on Corporate Governance Mergers and Acquisitions.  Throughout his career, Mr. Conklin has taught a variety of legal and business courses including trial advocacy at the University Of Toronto Faculty Of Law and the Advocates’ Society.  Mr. Conklin received his LL.M from Columbia University in New York City focusing on capital markets, corporate finance and governance issues and was admitted to the Law Society of Upper Canada in 1993 and to the New York State Bar in 2007.

Mr. Roy, Mr. Kent, Mr. Peters, Mr. Smith, Mr. Hudson, Mr. Conklin and Mr. Raha were elected to serve as Directors of our company until our annual meeting of stockholders in 2010 and the election and qualification of their successors.  On February 2, 2010, we announced that Mr. Subir Raha had passed away.

Our Board of Directors has determined that Messrs. Peters, Smith, Hudson and Conklin are “independent directors” under the listing standards of the NYSE/Amex.

Our Board of Directors had ten meetings during the year ended December 31, 2009.  Mr. Roy was unable to attend one of the meetings held by conference call.  Dr. Avinash Chandra and Mr. Subir Raha, during their tenure, did not attend 75% of the meetings.

At our Annual Meeting of Stockholders held September 29, 2009, all members of the Board of Directors were in attendance, with the exception of Mr. Subir Raha, who was a nominee for election and Dr. Avinash Chandra who was not standing for re-election.

Director and Officer Securities Reports
The Federal securities laws require our Directors and Executive Officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities.  Copies of such reports are required to be furnished to us.  To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2009.

Audit Committee and Audit Committee Financial Expert
Our Board of Directors has appointed an Audit Committee consisting of Messrs. Hudson, who is the Chairman, Mr. Peters and Mr. Conklin, each of whom have been determined to be an “independent director” under the listing standards of the NYSE/Amex.  Under our Audit Committee Charter, adopted as amended on March 6, 2005, our Audit Committee’s responsibilities include, among other responsibilities:
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

Our Audit Committee had six meetings during the year ended December 31, 2009, of which all were held by conference telephone call.  All members of the Audit Committee attended all the meetings with the exception of Dr. Avinash Chandra who was unavailable for two meetings while he held office.

On March 26, 2010, our Audit Committee discussed our audited consolidated financial statements with management and discussed with KPMG, our independent registered public accounting firm, the matters required to be discussed by Statement of Auditing Standards No. 61 and received the written disclosures and the letter from KPMG as required by Independence Standards Board Standard No. 1 which confirmed KPMG’s independence as auditor.  Based on that review and those discussions, our Audit Committee recommended that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the Securities and Exchange Commission.

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

Our Compensation Committee had two meetings during the year ended December 31, 2009, of which, all were held by conference telephone call where all participants were able to hear one another.  All members of the Compensation committee attended all the meetings.

Nominating Committee
Our Nominating Committee consists of Mr. Smith, who is the Chairman, Mr. Peters and Mr. Hudson, each of whom has been determined to be an “independent director” under the listing standards of the NYSE/Amex.  Our Nominating Committee, among other things, exercises general responsibility regarding the identification of individuals qualified to become Board members and recommend that the Board select the director nominees for the next annual meeting of stockholders.  Our Board of Directors has adopted a charter for the nominating committee.

The Nominating Committee had one meeting during the year ended December 31, 2009, which was held by conference telephone call where all participants were able to hear one another.  All members of the Nominating Committee attended the meeting with the exception of Mr. Hudson who was unable to attend.

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

Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer.  A copy of our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2009.

Our Code of Ethics Charter is available in the “Corporate Governance” section of our website at www.geoglobal.com.

Item 11.                 Executive Compensation

The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2009 who received total compensation exceeding $100,000 for the year ended December 31, 2009 and who served in such capacities at December 31, 2009.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jean Paul Roy, (2) (3) President & CEO	2009 2008	350,000 350,000	-0- -0-	-0- -0-	-0- -0-	Nil Nil	Nil Nil	32,730 (5) 31,700 (6)	382,730 381,700
Allan J. Kent, (2) (4) Exec VP & CFO	2009 2008	212,750 212,750	-0- -0-	-0- -0-	-0- -0-	Nil Nil	Nil Nil	27,903 (7) 32,150 (8)	240,653 244,900

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.
(2)	Messrs. Roy and Kent are also Directors of our company; however they receive no additional compensation for serving in those capacities.
(3)	The salary amounts are paid to Roy Group (Barbados) Inc., a Barbados company wholly owned by Mr. Roy, pursuant to the terms of an agreement described below.
(4)	The salary amounts are paid to D.I. Investments Ltd., a company controlled by Mr. Kent, pursuant to an oral arrangement described below.
(5)	Costs paid for by us included in this amount are $32,730 for medical coverage for Mr. Roy and his family
(6)	Costs paid for by us included in this amount are $31,700 for medical coverage for Mr. Roy and his family.
(7)	Costs paid for by us included in this amount are $27,903 for medical coverage for Mr. Kent and his family.
(8)	Costs paid for by us included in this amount are $32,150 for medical coverage for Mr. Kent and his family.

Narrative Disclosure to Summary Compensation Table
On August 29, 2003, we entered into a Technical Services Agreement with Roy Group (Barbados) Inc., a company organized under the laws of Barbados and wholly owned by Mr. Roy.  Under the agreement, Roy Group (Barbados) Inc. agreed to perform such geologic and geophysical duties as are assigned to it by us.  The term of the agreement, as amended, extends through December 31, 2010 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term.  On January 31, 2006, the terms of the agreement were amended to amend the fee payable from $250,000 to $350,000 effective January 1, 2006.  Roy Group (Barbados) Inc. is reimbursed for authorized travel and other out-of-pocket expenses.  The agreement prohibits Roy Group (Barbados) Inc. from disclosing any of our confidential information and from competing directly or indirectly with us for a period ending December 31, 2010 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India.  The agreement may be terminated by either party on 30 days’ prior written notice, provided, however, the confidentiality and non-competition provisions will survive the termination.

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

We do not have any employment agreements with any of our named executive officers

Grants of Plan-Based Awards
Grants of plan-based awards were not made to our executive officers during the year 2009.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information with respect to our named executive officers regarding outstanding equity awards at December 31, 2009.

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

Option Exercises and Stock Vested
The following table provides information with respect to the executive officers regarding option exercises and stock that vested during the fiscal year ended December 31, 2009.
	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Jean Paul Roy	-0-	-0-	-0-	-0-
Allan J. Kent	-0-	-0-	-0-	-0-

Director Compensation
The following table provides information with respect to compensation of our Directors during the year ended December 31, 2009.  The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Peter Smith	18,000	-0-	55,239	-0-	-0-	-0-	73,239
Brent Peters	18,500	-0-	55,239	-0-	-0-	-0-	73,739
Michael Hudson	22,500	-0-	55,239	-0-	-0-	-0-	77,739
Dr. Avinash Chandra	6,500	-0-	-0-	-0-	-0-	-0-	6,500
David Conklin	116,463	-0-	51,137	-0-	-0-	-0-	167,600
Subir Raha	6,000	-0-	55,239	-0-	-0-	-0-	61,239

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.

Prior to May 11, 2009, our non-employee Board members received cash compensation for attendance in person or by phone for each board meeting and each of the committee meetings that they are a member of.  A fee of $1,000 was paid for personally attending each meeting and $500 for attendance by phone.  Non-employee Board members may also be paid a fee for their services for special project(s) they may conduct or participate in.

Effective May 11, 2009, our company’s Board of Directors adopted an Independent Director Compensation Policy.  Under the Policy, commencing as of May 11, 2009, each of our Independent Directors, as such term is defined under the NYSE/Amex Company Guide, will receive an annual retainer of $24,000, payable in monthly instalments and the Chairperson of our Audit Committee will receive an additional annual retainer of $6,000, payable in monthly instalments.

On September 24, 2009, a Special Committee of the Board of Directors was created for a six month period and consisted of Mr. David Conklin as an independent director to perform the duties of and for this Special Committee.  Mr. Conklin received $22,000 per month for his services on this Special Committee for a three month period and $27,000 for a one month period during 2009.

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

Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee were officers or employees of our company during the year ended December 31, 2009 or were former officers of our company or had any other relationship with our company requiring disclosure.

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

Direct Monetary Compensation
In a meeting in December 2007, the Compensation Committee considered, among other things, in arriving at compensation for the fiscal year 2008 and beyond, the level of compensation for the executive officers during the prior fiscal years, the compensation levels paid by the peer group of companies as found in the Lane Caputo report, the growth and complexity of the executive officers tasks during the year and our company’s overall business plans for further growth in the following fiscal years.

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

Our Compensation Committee had two meetings during the year ended December 31, 2009, of which, all were held by conference telephone call where all participants were able to hear one another.  All members of the Compensation committee attended these meetings.

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

The Compensation Committee did not award any equity grants to our executive officers in 2009.  The Compensation Committee reached this conclusion based on, among other factors, the market performance of the company’s common stock during the year.

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

Director Compensation
Prior to May 11, 2009, our non-employee Board members received cash compensation for attendance in person or by phone for each board meeting and each of the committee meetings that they are a member of.  A fee of $1,000 was paid for personally attending each meeting and $500 for attendance by phone.  Non-employee Board members may also be paid a fee for their services for special project(s) they may conduct or participate in.

Effective May 11, 2009, our company’s Board of Directors adopted an Independent Director Compensation Policy.  Under the Policy, commencing as of May 11, 2009, each of our Independent Directors, as such term is defined under the NYSE/AMEX Company Guide, will receive an annual retainer of $24,000, payable in monthly instalments and the Chairperson of our Audit Committee will receive an additional annual retainer of $6,000, payable in monthly instalments.

On September 24, 2009, a Special Committee of the Board of Directors was created for a six month period and consisted of Mr. David Conklin as an independent director to perform the duties of and for this Special Committee.  Mr. Conklin received $22,000 per month for his services on this Special Committee for a three month period and $27,000 for a one month period during 2009.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
During the year ended December 31, 2009, we had two equity compensation plans for our employees, directors and consultants pursuant to which options, rights or shares may be granted or have been issued.  They are referred to as our 1998 Stock Incentive Plan (the 1998 Plan), which expired on December 4, 2008 and our newly adopted 2008 Stock Incentive Plan (the 2008 Plan).  See the Notes to Consolidated Financial Statements to the attached financial statements for further information on the material terms of these plans.

The following table provides information as of December 31, 2009 with respect to our equity compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Incentive Plan	2,860,000	$4.50	-0-
2008 Stock Incentive Plan	1,580,000	$1.62	10,420,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	4,440,000	$3.48	10,420,000

Security Ownership of Certain Beneficial Owners and Management
Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, and the Common Stock ownership of each of our Directors and all Directors and officers as a group, as of March 30, 2010.  As of March 30, 2010, we had 72,805,756 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	(1) Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Jean Paul Roy c/o GeoGlobal Resources Inc. Suite 200, 625 – 4 Avenue SW Calgary, Alberta T2P 0K2	(2) (7) 32,846,000	45.1%
Allan J. Kent	(3) (7) 905,000	1.2%
Brent J. Peters	(4) 200,000	*
Peter R. Smith	(5) 200,000	*
Michael J. Hudson	(6) 200,000	*
David D. Conklin	(8) 16,667	*
All directors and officers as a group (6 persons)	34,367,667	47.2%

*	holds less than 1%
(1)
For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he exercises sole or shared voting or investment power or of which he has the right to acquire the beneficial ownership within 60 days following March 30, 2010.

(2)	Includes 32,346,000 shares of Common Stock and 500,000 options to purchase Common Stock exercisable within 60 days following the March 30, 2010.
(3)	Includes 405,000 shares of Common Stock and 500,000 options to purchase Common Stock exercisable within 60 days following March 30, 2010.
(4)	Includes options to purchase 200,000 shares of Common Stock exercisable within 60 days following March 30, 2010.
(5)	Includes options to purchase 200,000 shares of Common Stock exercisable within 60 days following March 30, 2010.
(6)	Includes options to purchase 200,000 shares of Common Stock exercisable within 60 days following March 30, 2010.
(7)           On September 2, 2008, Messrs. Roy and Kent entered into a Share Purchase Agreement (Agreement) with a private investor whereby Messrs Roy and Kent each agreed to sell on the closing date in a privately negotiated transaction 375,000 shares of our common stock at a price of $3.00 per share.  In accordance with the Agreement, the closing of the sale of 270,000 of Mr. Kent’s shares occurred on September 2, 2008 and the closing of the sale of Mr. Roy’s shares and the balance of Mr. Kent’s shares was to occur seven (7) days after the filing by Mr. Roy with the required Canadian securities regulatory authorities of a Form 45-102F1, Notice of Intention to Distribute Securities under Section 2.8 of NI 45-102.  Also on September 2, 2008, Messrs. Roy and Kent entered into a Securities Pledge Agreement with the private investor whereby they delivered to the investor an additional 600,000 shares of our common stock to secure the performance by Messrs. Roy and Kent of their agreement to indemnify the investor, should the investor elect to sell the shares, against any deficiency resulting to the investor between the purchase price for the shares of common stock plus a stipulated sum per share and the price realized from the sale during the period commencing six months and one day after the respective initial and subsequent closing dates of the investor’s purchase of the shares through the date seven months after such closing dates.  The sale of the 270,000 shares by Mr. Kent was completed and is reflected in the table above, however, because of intervening market conditions the completion of the purchase of the shares from Mr. Roy and the remaining shares from Mr Kent shares was not completed.  We have been advised by Messrs. Roy and Kent that an amendment to the Agreement is currently under negotiation.
(8)           Includes options to purchase 16,667 shares of Common Stock exercisable within 60 days of March 30, 2010.

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

On August 29, 2003, we entered into a Technical Services Agreement with Roy Group (Barbados) Inc., a corporation wholly owned by Mr. Roy, whereby under the agreement, Roy Group (Barbados) Inc. agreed to perform such geological and geophysical duties as are assigned to it by our company.  The term of the agreement, as amended, extends through December 31, 2010 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term.  On January 31, 2006, the terms of the agreement were amended to amend the fee payable from $250,000 to $350,000 effective January 1, 2006.  Roy Group (Barbados) Inc. is reimbursed for authorized travel and other out-of-pocket expenses.  The agreement prohibits Roy Group (Barbados) Inc. from disclosing any of our confidential information and from competing directly or indirectly with us for a period ending December 31, 2010 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India.  The agreement may be terminated by either party on 30 days’ prior written notice, provided, however, the confidentiality and non-competition provisions will survive the termination.  Roy Group (Barbados) Inc. received $350,000 from us during 2009 under the terms of this agreement, including its amendments.

Roy Group (Barbados) Inc. was reimbursed for expenses such as travel, hotel, meals and entertainment, computer costs and amounts billed to third parties incurred by Mr. Roy during 2009.  Additionally, we paid for medical insurance coverage for Mr. Roy and his family during 2009 in the amount of $32,730. At December 31, 2009, we owed Roy Group (Barbados) Inc. $63,087 for services provided pursuant to the Technical Services Agreement and expenses incurred on behalf of our Company which amount bears no interest and has no set terms of repayment.

During the year ended December 31, 2009, Mr. Allan J. Kent, our Executive Vice President, Chief Financial Officer and a Director, was paid $212,750 by us for consulting services of Mr. Kent which are provided to us pursuant to an oral arrangement with D.I. Investments Ltd., a corporation wholly-owned by him, amended effective January 1, 2008.

D.I. Investments Ltd. was reimbursed for expenses such as travel, hotel, meals and entertainment and expenses incurred directly throughout 2009.  Additionally, we paid for medical insurance coverage for Mr. Kent and his family during 2009 in the amount of $28,034.  At December 31, 2009, we owed D.I. Investments Ltd. $35,907 as a result of services provided and expenses incurred on behalf of our company.

Messrs. Roy and Kent devote substantially all their time to our affairs.  Neither of such persons is our direct employee and we do not have any employment agreements directly with either of such persons.

During the year ended December 31, 2009, Amicus Services Inc., a company controlled by Mr. Vincent Roy, a brother of Jean Paul Roy, our President, Chief Executive Officer and President, was paid $55,782 by us for consulting fees for services rendered pursuant to an oral agreement.  Amicus Services Inc. provided, pursuant to the agreement, IT and computer related services to cover such duties as; organizing, managing and maintaining a geological database in Canada relating to GeoGlobal’s exploration interests an India and elsewhere; upgrading on a continuing basis all information systems (both software and hardware) and network systems (including onsite and offsite backups of data and security issues) of a corporate nature; and providing ongoing IT services as required to Calgary staff.  The hourly rate paid to Amicus Services Inc. throughout 2009 was Canadian $70.00.  We are provided these IT services approximately three days per week.  The oral agreement can be immediately terminated by either party at any time by notice given to the other party.

At December 31, 2009, we owed Amicus Services Inc. $24,560 as a result of services provided and expenses incurred on behalf of our company.

Item 14.                 Principal Accountant Fees and Services

The following sets forth fees we incurred for professional services provided by KPMG, LLP and Ernst & Young LLP for accounting services rendered during the years ended December 31, 2009 and December 31, 2008, respectively.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total
2009	388,432	4,424	91,228	9,790	493,874
2008	488,775	10,383	--	10.881	510,039

Our Board of Directors believes that the provision of the services during the years ended December 31, 2009 and December 31, 2008 is compatible with maintaining the independence of KPMG LLP and Ernst & Young LLP, respectively.  Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor.  Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee.  The services provided by KPMG LLP and Ernst & Young LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements and the review of our quarterly financial reports filed with the Securities and Exchange Commission.  Audit Related Fees include services rendered in connection with a follow-up the review of other filings with the Securities and Exchange Commission.  Tax Fees include services rendered relating primarily to tax compliance, consulting, customs and duties.  All Other Fees include administration fees to cover various expenses and SOX related work performed to date.

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

10.25	Description of terms of oral consulting agreement between GeoGlobal Resources Inc. and Amicus Services Inc. (14)
10.26	Chapman Petroleum Engineering Report (15)

14	Code of Ethics (15)

21	Subsidiaries of the Registrant:
	Name	State or Jurisdiction of Incorporation
	GeoGlobal Resources (India) Inc.	Barbados
	GeoGlobal Resources (Canada) Inc.	Alberta
	GeoGlobal Resources (Barbados) Inc.	Barbados
	GGR Oil & Gas (India) Private Limited	India

23	Consent of experts and counsel:
23.1	Consent of KPMG LLP (15)
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) (15)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (15)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed) (15)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed) (15)

(1)	Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.
(2)	Filed as an Exhibit to our Current Report on Form 8-K dated December 10, 1998.
(3)	Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(4)	Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.
(5)	Filed as an Exhibit to our Form 10-KSB dated April 1, 2004.
(6)	Filed as an Exhibit to our Form 10-KSB/A dated April 28, 2004.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(8)	Filed as an Exhibit to our Current Report on Form 8-K dated January 31, 2006.
(9)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K dated June 27, 2007.
(11)	Filed as an Exhibit to our Current Report on Form 8-K dated August 14, 2007.
(12)	Filed as an Exhibit to our Form 10-K dated June 4, 2008.
(13)	Filed as an Exhibit to our Form S-8 dated December 31, 2008.
(14)	Filed as an Exhibit to our Form 10-K dated March 26, 2009.
(15)	Filed herewith.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND DECEMBER 31, 2008
(in United States dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GeoGlobal Resources Inc.:

We have audited the accompanying consolidated balance sheets of GeoGlobal Resources Inc. and subsidiaries (a development stage enterprise) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009 and the information included in the cumulative from inception presentations for the period from January 1, 2007 to December 31, 2009 (not separately presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoGlobal Resources Inc. and subsidiaries (a development stage enterprise) as of December 31, 2009 and 2008, and the results of their operations and its  cash flows for each of the years in the three-year period ended December 31, 2009 and the information included in the cumulative from inception presentations for the period from January 1, 2007 to December 31, 2009 (not separately presented herein), in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2010, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

"KPMG LLP" (signed)

Calgary, Canada
March 30, 2010

FS 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GeoGlobal Resources Inc.:

We have audited GeoGlobal Resources Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company not maintaining and effective control environment has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 30, 2010, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

"KPMG LLP" (signed)

Calgary, Canada
March 30, 2010

FS 3

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
	December 31, 2009 $	December 31, 2008 $
Assets
Current
Cash and cash equivalents	16,294,996	25,432,814
Accounts receivable	64,031	229,642
Prepaids and deposits	173,318	242,059
	16,532,345	25,904,515

Restricted deposits (note 4)	6,925,000	10,800,000
Property and equipment (notes 5 and 11)	46,813,004	35,160,814

	70,270,349	71,865,329

Liabilities
Current
Accounts payable	8,733,612	4,847,513
Accrued liabilities	1,196,614	4,330,591
Due to related companies (note 11)	123,554	32,916
	10,053,780	9,211,020

Asset retirement obligation (note 6)	775,000	633,598
	10,828,780	9,844,618
Stockholders’ Equity
Capital stock
Authorized
125,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
72,805,756 common shares (December 31, 2008 – 72,805,756)	58,214	58,214
Additional paid-in capital	88,153,778	84,554,673
Deficit accumulated during the development stage	(28,770,423)	(22,592,176)
	59,441,569	62,020,711

	70,270,349	71,865,329
See Going Concern (note 2), Commitments (note 15) and Contingencies (note 16) The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 4

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year ended Dec 31, 2009 $	Year ended Dec 31, 2008 $	Year ended Dec 31, 2007 $	Period from Inception, Aug 21, 2002 to Dec 31, 2009 $

Revenue and other income
Oil sales	661,922	--	--	661,922
Interest income	299,550	1,148,479	2,165,920	5,861,127
Gain on sale of equipment	--	--	--	42,228
	961,472	1,148,479	2,165,920	6,565,277

Expenses
Operating	98,878	--	--	98,878
General and administrative	2,986,967	2,343,138	2,280,232	10,586,584
Consulting fees (note 11)	822,652	742,002	356,912	6,659,343
Professional fees	1,085,056	1,089,173	1,037,971	3,964,876
Depletion and depreciation	352,637	52,144	55,425	671,516
Accretion (note 6)	55,619	32,202	--	87,821
Foreign exchange (gain) loss	(16,090)	105,720	(21,510)	94,667
Impairment of oil and gas properties (note 5)	--	10,098,015	--	10,098,015
	5,385,719	14,462,394	3,709,030	32,261,700

Net loss and comprehensive loss for the year	(4,424,247)	(13,313,915)	(1,543,110)	(25,696,423)

Warrant modification (note 9)	(1,754,000)	--	(1,320,000)	(3,074,000)

Net loss and comprehensive loss applicable to common stockholders	(6,178,247)	(13,313,915)	(2,863,110)	(28,770,423)

Basic and diluted net loss per share (note 12)	(0.09)	(0.20)	(0.04)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 5

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders’ Equity $
For the period from inception August 21, 2002 to December 31, 2006
Common shares issued	51,552,568	51,617	47,286,833	--	47,338,450
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Share issuance cost	--	--	(2,165,871)	--	(2,165,871)
Stock-based compensation	--	--	7,779,938	--	7,779,938
Net loss	--	--	--	(6,415,151)	(6,415,151)
Balance at December 31, 2006	66,208,256	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during the year:
Options exercised for cash	317,500	317	320,358	--	320,675
June 2007 private placement financing	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement	--	--	(2,612,973)	--	(2,612,973)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	1,522,996	--	1,522,996
Net loss	--	--	--	(1,543,110)	(1,543,110)
Balance as at December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

Common shares issued during 2008:
Options exercised for cash	600,000	600	659,400	--	660,000
Stock-based compensation (note 10)	--	--	1,104,216	--	1,104,216
Net loss	--	--	--	(13,313,915)	(13,313,915)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Compensation option and warrant modification (note 9)	--	--	264,000	--	264,000
Stock purchase warrant modification (note 9)	--	--	1,754,000	(1,754,000)	--
Stock-based compensation (note 10)	--	--	1,581,105	--	1,581,105
Net loss	--	--	--	(4,424,247)	(4,424,247)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	(28,770,423)	59,441,569

The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 6

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended Dec 31, 2009 $	Year ended Dec 31, 2008 $	Year ended Dec 31, 2007 $	Period from Inception, Aug 21, 2002 to Dec 31, 2009 $

Cash flows provided by (used in) operating activities:
Net loss	(4,424,247)	(13,313,915)	(1,543,110)	(25,696,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	55,619	32,202	--	87,821
Asset impairment	--	10,098,015	--	10,098,015
Depletion and depreciation	352,637	52,144	55,425	671,516
Gain on sale of equipment	--	--	--	(42,228)
Stock-based compensation (note 10)	918,685	626,257	670,992	6,830,587
Compensation Option and Warrant modification (note 9)	264,000	--	240,000	504,000
Changes in operating assets and liabilities:
Accounts receivable	165,611	(57,665)	30,844	10,969
Prepaids and deposits	68,741	(144,834)	(34,425)	(141,750)
Accounts payable	217,701	(279,417)	293,007	265,942
Accrued liabilities	171,956	(78,342)	406,513	533,614
Due to related companies	90,638	(33,236)	32,547	81,798
	(2,118,659)	(3,098,791)	151,793	(6,796,139)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(11,222,450)	(16,073,528)	(12,800,758)	(49,052,785)
Other property and equipment additions	(34,174)	(50,067)	(1,035,925)	(1,555,475)
Proceeds on sale of equipment	--	--	--	82,800
Cash acquired on acquisition	--	--	--	3,034,666
Restricted deposits (note 4)	3,875,000	(7,414,520)	(964,711)	(8,095,000)
Changes in investing assets and liabilities:
Prepaids and deposits	--	2,827	(34,395)	(31,568)
Accounts payable	3,668,398	1,218,424	1,727,396	8,418,662
Accrued liabilities	(3,305,933)	2,053,611	1,915,322	663,000
	(7,019,159)	(20,263,253)	(11,193,071)	(46,535,700)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	--	660,000	28,720,675	75,612,165
Share issuance costs	--	--	(1,907,517)	(4,073,388)
Changes in financing liabilities:
Note payable	--	--	--	(2,000,000)
Accounts payable	--	--	--	61,078
Due to related companies	--	--	--	26,980
	--	660,000	26,813,158	69,626,835
Net increase (decrease) in cash and cash equivalents	(9,137,818)	(22,702,044)	15,771,880	16,294,996

Cash and cash equivalents, beginning of the year	25,432,814	48,134,858	32,362,978	--

Cash and cash equivalents, end of the year	16,294,996	25,432,814	48,134,858	16,294,996

Cash and cash equivalents
Current bank accounts	163,280	365,726	327,253	163,280
Short term deposits	16,131,716	25,067,088	47,807,605	16,131,716
	16,294,996	25,432,814	48,134,858	16,294,996
Cash taxes paid during the year	17,750	32,650	26,050

The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 7

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

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

On August 29, 2003, the Company commenced oil and gas exploration activities.  As of December 31, 2009, the Company has not achieved its planned principal operations from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required, are that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principle operations.

2.         Going Concern

To date, the Company has not achieved its planned principal operations from its operations and is considered to be in the development stage.  The Company incurs negative cash flows from operations, and at this time all exploration activities and overhead expenses are financed by way of equity issuance, oil sales and interest income.  The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production or sale.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, the Company’s ability to continue as a going concern will be impaired.  The Company’s financial statements as at and for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  During the year ended December 31, 2009, the Company incurred a net loss of approximately $4.4 million, used approximately $2.1 million of cash flow in its operating activities, used approximately $7.0 million in its investing activities and had an accumulated deficit of approximately $28.8 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur expenditures to further its exploration programs and the Company’s existing cash balance and any cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its commitments of $29.7 million over the next four years of which, approximately $12.1 million is attributable to the twelve months ending December 31, 2010.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company may deem it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.   There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures.

As at December 31, 2009, the Company has working capital of approximately $6.5 million which is available for the Company’s future operations.  In addition, the Company has $6.9 million in restricted deposits pledged as security against the minimum work program which will be released upon completion of the minimum work program.

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

FS 8

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

3.         Significant Accounting Policies

Principles of consolidation
These consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  A significant portion of the Company’s activities conducted jointly with others and the consolidated financial statements reflect only the Company’s proportionate interest in such activities.  All inter-company balances and transactions have been eliminated in consolidation.  Certain of the comparative amounts have been reclassified to conform to current year presentation.

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

Significant estimates with regard to the consolidated financial statements include the estimated carrying value of unproved properties, the estimated cost and timing related to asset retirement obligations, stock-based compensation and contingencies.

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

Property and equipment
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

Capitalized costs of development oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proven reserves plus the lower of cost or fair value of unproven properties.  Should capitalized costs exceed this ceiling, an impairment is recognized.

The present value of estimated future net cash flows is computed by applying the average first-day-of-the-month prices during the previous twelve month period of oil and natural gas to estimated future production of proved oil and natural gas reserves as of year-end less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

Following the discovery of reserves and the commencement of production, the Company computes depletion of oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities.

The Company assesses all items classified as unproved property on a quarterly basis for possible impairment or reduction in value.  The Company assesses properties on an individual basis or as a group if properties are individually insignificant.  The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the related exploration costs incurred are transferred to the full cost pool and are then subject to depletion and the ceiling limitations on development oil and natural gas expenditures.

Others
Property and equipment, other than oil and natural gas properties, are recorded at cost and depreciated over their estimated useful lives which range from three to twenty years on a declining balance basis.  The Company reviews the carrying value of property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

FS 9

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

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

Asset retirement obligations
The fair values of estimated asset retirement obligations are recorded as liabilities when incurred and the associated cost is capitalized as part of the cost of the related asset.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  The liabilities are accreted as operating expense for the change in their time value.  The initial capitalized costs are included in depletion expense in a manner consistent with the related assets.  Changes in the estimated obligation resulting from revisions to the estimated timing or amount of undiscounted cash flows are recognized as a change in the asset retirement obligation and related asset.  Actual expenditures incurred are charged against the accumulated obligation.

Stock-based compensation plan
Compensation cost for all share based payments are based on the fair value estimated and is recognized on a straight line basis over the vesting period for the award.  The Company accounts for transactions in which it issues equity instruments to acquire goods or services from non employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The fair value of share-based payments are capitalized or expensed, with a corresponding increase to additional paid-in capital for the equity classified awards, or the share-based payment liability for the liability classified awards.  Upon exercise of stock options, the consideration paid upon exercise is recorded as additional value of common shares in additional paid-in capital.

Comprehensive loss
Comprehensive loss includes all changes in equity except those resulting from investments made by owners and distributions to owners.  Comprehensive loss consists only of net loss for all periods presented.

Net loss per share
Basic per share amounts are computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted per share amounts reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised to common shares.

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

Foreign currency translation
The U.S. dollar is the functional currency of the Company and its subsidiaries.  Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the date of the balance sheet.  Non-monetary items are translated at the rate of exchange in effect when the assets are acquired or obligations incurred.  Revenues and expenses are translated at average rates in effect during the period, with the exception of depreciation which is translated at historic rates.  Exchange gains and losses are charged to operations.

Concentration of risk
The majority of the Company’s capitalized costs for oil and gas interests are incurred with two major operators in India.  The Company relies on these operators in fulfilling its obligations and meeting the terms of its contracts with the Government of India.  In addition, the Company relies on these operators for discovering economically recoverable reserves and their ability to market those reserves at prices that will yield a return on our investment to us.

FS 10

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

3.         Significant Accounting Policies (continued)

Financial instruments
The Company has estimated the fair value of its financial instruments which include cash and cash equivalents, restricted deposits, accounts receivable, accounts payable, accrued liabilities and due to related companies.  The Company used market information available as at year end to determine that the carrying amounts of such financial instruments approximate fair value in all cases.

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

The following fair value hierarchy establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

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

ASC Topic 805, Business Combinations (formerly SFAS No. 141 (Revised 2007), Business Combinations, and FASB Staff Position (“FSP”) SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), provides that all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method from previous principles in a number of ways.  Acquisition costs are no longer considered part of the fair value of consideration transferred and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Contingent assets acquired and liabilities assumed in a business combination are to be recognized at fair value if fair value can be reasonably estimated during the measurement period. We adopted the changes to the provisions of ASC Topic 805 on January 1, 2009, with no material impact on our consolidated financial statements.

FS 11

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities and Fair Value, amending Subtopic 820-10, Fair Value Measurement, to provide guidance on the manner in which the fair value of liabilities should be determined.  This update provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of defined valuation techniques.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  We adopted ASU No. 2009-05 in the fourth quarter of 2009, which did not have a material impact on our consolidated financial statements.

FS 12

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

3.         Significant Accounting Policies (continued)

In December 2009, we adopted revised oil and gas reserve estimation and disclosure requirements.  The primary impact of the new disclosures for us is to align the definition of proved reserves with the US Securities and Exchange Commission (SEC) Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008.  The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period preceding the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce.  This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows.  The rules also allow for the use of reliable technology to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  The unaudited supplemental information on oil and gas exploration and production activities for 2009 have been presented following these new reserve estimations and disclosure rules, which may not be applied retrospectively.  Adoption of the new rules had no effect on the 2009 consolidated financial statements.  The effect of applying the new reserve estimation requirements did not impact 2009 net proved reserve volumes as we did not have any net proved reserves prior to 2009.

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
December 31, 2009

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

The term deposits securing these bank guarantees are as follows:

	December 31, 2009		December 31, 2008
	$		$
Exploration Blocks - India
Mehsana		160,000		160,000
Sanand/Miroli		1,300,000		1,300,000
Ankleshwar		1,490,000		1,490,000
Tarapur		940,000		940,000
DS 03		450,000		450,000
DS 04		215,000		215,000
KG Onshore		1,475,000		3,695,000
RJ 20		490,000		1,475,000
RJ 21		405,000		1,075,000
		6,925,000		10,800,000

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties, primarily in India.

	December 31, 2009 $	December 31, 2008 $

Oil and natural gas properties (using the full-cost method)
Unproved properties	51,890,959	44,182,707
Proved properties	4,313,000	--
Total oil and natural gas properties	56,203,959	44,182,707

Building	889,609	889,609
Computer, office and other equipment	583,067	548,893

Total property and equipment	57,676,635	45,621,209
Accumulated impairment of oil and natural gas properties	(10,098,015)	(10,098,015)
Accumulated depletion and depreciation	(765,616)	(362,380)

Total property and equipment, net	46,813,004	35,160,814

The unproved oil and natural gas properties consist of contract interests in 10 exploration blocks held in India.

The Company has capitalized $1,098,345 (2008 - $1,081,469) of general and administrative costs directly related to exploration activities, including $662,420 (2008 - $477,959) of stock-based compensation expense.  In addition, the Company has capitalized $50,599 (2008 - $85,728) of support equipment depreciation.

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at December 31, 2009, to assess the ceiling limitation of its proved oil properties.  The price of crude oil was $57.80 using the average first-day-of-the-month price during the previous twelve month period and is based upon the Nigeria Bonny Light bench mark.  At December 31, 2009, the Company’s net capitalized costs of proved oil and natural gas properties did not exceed the ceiling limitation.

For the year ended December 31, 2009, the Company charged $Nil (December 31, 2008 - $10,098,015 and December 31, 2007 - $Nil) to the statement of operations for impairment charges.

FS 14

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

6.         Asset Retirement Obligation

Asset retirement obligations are recorded for legal obligations where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.

The following table summarizes the changes in the asset retirement obligation:

	December 31, 2009 $	December 31, 2008 $

Asset retirement obligation at beginning of year	633,598	318,922
Liabilities incurred	85,783	282,474
Accretion expense	55,619	32,202

Asset retirement obligation at end of year	775,000	633,598

In determining the fair value of the asset retirement obligations, the estimated cash flows of new obligations incurred during the year have been discounted at 10% (2008 – 8.0%).  The total undiscounted amount of the estimated cash flows required to settle the obligations is $1,874,000 (2008 – $1,297,000).  The obligations will be settled on an ongoing basis over the useful lives of the operating assets, which extend up to 20 years in the future.

7.         Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, restricted deposits, accounts payable, accrued liabilities and amounts due to related companies approximate their estimated fair value due to their short terms to maturity.

8.         Capital Stock

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

In August 2004, 14.5 million shares were released to Mr. Roy from escrow upon the commencement of a drilling program on the KG Offshore Block.   On December 9, 2009, the independent members of the Board of Directors met and unanimously determined that the conditions for the release of the shares under the terms of the Escrow Agreement had been met and voted to instruct the escrow agent to deliver the final 5.0 million shares to Mr. Roy.

9.         Warrants

From time to time, the Company may issue compensation options, compensation warrants and or warrants (collectively the “Warrants”) in connection with a finance offering as an incentive to participate in such offerings.  The fair value of any Warrants issued is recorded as additional paid-in capital.  The fair value of the Warrants is determined using the Black-Scholes option pricing model and management’s assumptions as disclosed.

Activity with respect to all warrants is presented below for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $
Outstanding warrants at the beginning of year	5,599,716	7.91	5,599,716	7.91	2,418,916	8.80
Warrants granted	--	--	--	--	3,180,800	7.23
Warrants outstanding at the end of year	5,599,716	7.91	5,599,716	7.91	5,599,716	7.91
Exercisable at end of year	5,599,716	7.91	5,599,716	7.91	5,599,716	7.91

FS 15

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

9.         Warrants (continued)

The weighted average remaining life by exercise price as of December 31, 2009 is summarized below:

Warrants	Outstanding and Exercisable #	Weighted Average Remaining Life (Months)	Weighted Average Exercise Price $
Compensation Options	535,944	17.7	5.55
Compensation Warrants	97,572	17.7	9.00
Share Purchase Warrants	4,966,200	17.7	8.14
	5,599,716	17.7	7.91

The Warrants have certain terms and conditions as follows:

Compensation options enable the holder to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2011.  Certain compensation options consist of one compensation option and one half of one common share purchase warrant referred to as compensation warrants;

Compensation warrants enable the holder to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2011; and

Share Purchase Warrants enable the holder to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2011.

Warrant Modification
On May 26, 2009, the Board of Directors approved a two year extension for all Compensation Options, Compensation Warrants and Share Purchase Warrants from June 20, 2009 to June 20, 2011.  The Company has recorded the incremental difference in the fair value of the original and modified instruments on the date of modification.  The fair value of the modified instruments was determined using a Black-Scholes option-pricing model using the following assumptions prior to and as at the date of extension:

	June 20, 2009	September 9, 2007	September 6, 2007
Risk-free interest rate	1.25%	4.08%	4.28%
Expected life	2.0 years	22 months	4 days
Expected volatility	127.7%	75%	134%
Expected dividend yield	0%	0%	0%

The resulting incremental fair value of $1,754,000 associated with the Stock Purchase Warrants was recorded as a charge to the deficit in the year ended December 31, 2009, with a corresponding entry to additional paid-in capital.  The resulting incremental fair value of the Compensation Options and the Compensation Option Warrants of $264,000 was recorded as a charge to general and administrative expense in the year ended December 31, 2009, with a corresponding entry to additional paid-in capital.

On September 6, 2007, GeoGlobal extended the expiration date of its outstanding 2005 Stock Purchase Warrants, 2005 Compensation Options and 2005 Compensation Option Warrants from September 9, 2007 to June 20, 2009.  The resulting incremental fair value of $1,320,000 associated with the 2005 Stock Purchase Warrants was recorded as a charge to the deficit in the year ended December 31, 2007, with a corresponding entry to additional paid-in capital.  The resulting incremental fair value of the 2005 Compensation Options and the 2005 Compensation Option Warrants of $180,000 and $60,000, respectively, were recorded as charge to general and administrative expense in the year ended December 31, 2007, with a corresponding entry to additional paid-in capital.

FS 16

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

10.         Stock Options

The Company’s 1998 stock incentive plan (1998 Plan)
Under the terms of the 1998 Plan, as amended, 12,000,000 common shares were reserved for issuance on exercise of options granted under the 1998 Plan.  The 1998 Plan terminated on December 4, 2008 and as such, there are no options to be granted under the 1998 Plan, however, there are 2,860,000 options that were granted prior to December 4, 2008 which are currently outstanding and are able to be exercised.

The Company’s 2008 stock incentive plan (2008 Plan)
Under the terms of the 2008 Plan, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 2008 Plan.  As at December 31, 2009, the Company had 10,420,000 common shares remaining for the grant of options under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) May 30, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

Stock-based compensation
The Company uses the modified-prospective-transition method, whereby the Company is required to recognize compensation cost for stock-based compensation arrangements with employees, non-employee consultants and non-employee directors based on their fair value using the Black-Scholes option-pricing model, such cost to be expensed over the compensations’ respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, the Company recognizes compensation costs over the vesting periods for each separate vested tranche.

The following table summarizes stock-based compensation for employees, non-employee consultants and independent directors:

	Year ended Dec 31, 2009 $	Year ended Dec 31, 2008 $	Year ended Dec 31, 2007 $	Period from Inception, Aug 21, 2002 to Dec 31, 2009 $

Stock-based compensation
Consolidated Statements of Operations and Comprehensive Loss
General and administrative	778,845	674,547	929,824	3,431,695
Consulting fees	139,840	(48,290)	(258,832)	3,398,892
	918,685	626,257	670,992	6,830,587
Consolidated Balance Sheets
Property and equipment	662,420	477,959	852,004	5,157,668
	1,581,105	1,104,216	1,522,996	11,988,255

At December 31, 2009, the total compensation cost related to non-vested awards not yet recognized was $382,483 (December 31, 2008 – $1,719,349 and December 31, 2007 - $1,348,523) which will be recognized over a weighted-average period of 1.3 years.  During the year ended December 31, 2009, no options were exercised.  During the year ended December 31, 2008, 600,000 options were exercised for total gross proceeds of $660,000.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

FS 17

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

10.         Stock Options (continued)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Year ended Dec 31, 2009	Year ended Dec 31, 2008	Year ended Dec 31, 2007

Fair value of stock options granted	$0.66	$1.25	$1.50
Risk-free interest rate	1.5%	1.3%	4.6%
Volatility	115.0%	102.0%	63.9%
Expected life	3.3 years	3.8 years	1.3 years
Dividend yield	0%	0%	0%

Stock option table
Activity with respect to all stock options is presented below for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $

Options outstanding at beginning of year	5,325,000	3.69	4,470,000	4.04	3,517,500	3.37
Options granted	280,000	1.15	1,575,000	1.94	1,455,000	5.15
Options exercised	--	--	(600,000)	1.10	(317,500)	1.01
Options expired	(1,060,000)	4.03	(110,000)	6.50	(35,000)	1.01
Forfeitures and cancellations	(105,000)	2.67	(10,000)	7.52	(150,000)	6.11
Options outstanding at end of year	4,440,000	3.48	5,325,000	3.69	4,470,000	4.04

Outstanding aggregate intrinsic value	$711,700		$--		$4,554,000

Exercisable at end of year	3,487,500	3.99	3,610,000	4.37	3,020,833	3.62

Exercisable aggregate intrinsic value	$240,325		$--		$4,339,000

The weighted average remaining life by exercise price as of December 31, 2009 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Remaining Life Months	Exercisable Shares #	Weighted Average Exercise Price $
1.00 - 2.99	1,580,000	38.6	627,500	1.69
3.00 - 4.99	1,350,000	80.9	1,350,000	3.83
5.00 - 5.99	1,460,000	31.5	1,460,000	5.04
6.00 - 6.99	50,000	69.1	50,000	6.81
	4,440,000	49.5	3,487,500	3.99

FS 18

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

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

Roy Group (Barbados) Inc. (Roy Group)
Roy Group is related to the Company by common management and is controlled by an officer and director of the Company who is also a principal shareholder of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The term of the agreement, as amended, extends through December 31, 2010 and continues for successive one year periods thereafter.  Roy Group receives consideration of $350,000 per year, as outlined and recorded below:

	Year ended Dec 31, 2009		Year ended Dec 31, 2008		Year ended Dec 31, 2007		Period from Inception, Aug 21, 2002 to Dec 31, 2009
	$		$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		262,500		175,000		70,000		706,167
Consolidated Balance Sheets
Property and equipment		87,500		175,000		280,000		1,337,166
		350,000		350,000		350,000		2,043,333

No options were granted during the years ended December 31, 2009 and 2008 to the principal of Roy Group.  During the year ended December 31, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of Roy Group, resulting from the vesting in 2007 of portions of the exercise rights of options granted during the year ended December 31, 2006 as outlined and recorded below:

Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	--	--	33,279	114,100
Consolidated Balance Sheets
Property and equipment	--	--	133,117	456,400
	--	--	166,396	570,500

At December 31, 2009, the Company owed Roy Group $63,087 (December 31, 2008 - $35,800) for services provided pursuant to the Technical Services Agreement and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

FS 19

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

11.         Related Party Transactions (continued)

D.I. Investments Ltd. (DI)
DI is related to the Company by common management and is controlled by an officer and director of the Company.  DI charges consulting fees for management, financial and accounting services rendered, as outlined and recorded below:

	Year ended Dec 31, 2009		Year ended Dec 31, 2008		Year ended Dec 31, 2007		Period from Inception, Aug 21, 2002 to Dec 31, 2009
	$		$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		212,750		212,750		185,000		1,127,215

No options were granted during the years ended December 31, 2009 and 2008 to the principal of DI.  During the year ended December 31, 2007, the Company recognized compensation cost for stock-based compensation arrangements with the principal of DI, resulting from the vesting in 2007 of portions of the exercise rights of options granted during the year ended December 31, 2006 as outlined and recorded below:

Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	--	--	166,396	570,500

At December 31, 2009, the Company owed DI $35,907 (December 31, 2008 – DI owed the Company $16,629) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Year ended Dec 31, 2009		Year ended Dec 31, 2008		Year ended Dec 31, 2007		Period from Inception, Aug 21, 2002 to Dec 31, 2009
	$		$		$		$
Consolidated Statements of Operations and Comprehensive Loss
Consulting fees		55,782		89,204		55,347		340,693

No options were granted during the year ended December 31, 2009 to the principal of Amicus.  On December 18, 2008, 60,000 options were granted to the principal of Amicus at an exercise price of $1.72 which expire on December 31, 2011 and 30,000 options vest on each of March 31, 2009 and March 31, 2010, respectively.  During the year ended December 31, 2008, the Company recorded a recovery of compensation cost for stock-based compensation arrangements with the principle of Amicus in the amount of $30,580 (December 31, 2007 – recovery of $116,426) which relates to options granted in July 2007 and July 2006.  The negative value associated with this expense during the years ended 2008 and 2007 are a result of fluctuations in the Company’s share price over the several measurement dates.  The share price declined throughout 2007 and 2008 resulting in the recovery of the consulting fee expense recorded as of prior measurement dates.  The compensation cost for stock-based compensation arrangements are outlined and recorded below:

Consolidated Statements of Operations and Comprehensive Loss
Consulting fees	39,489	(30,580)	(116,426)	625,114

At December 31, 2009, the Company owed Amicus $24,560 (December 31, 2008 - $13,745) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

FS 20

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

12.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Year ended Dec 31, 2009 $	Year ended Dec 31, 2008 $	Year ended Dec 31, 2007 $

Net loss as per financial statements	(4,424,247)	(13,313,915)	(1,543,110)
Less warrant modification (note 9)	(1,754,000)	--	(1,320,000)
Net loss available to common stockholders	(6,178,247)	(13,319,915)	(2,863,110)

Weighted average number of common shares outstanding:
Basic	68,107,126	67,407,395	64,389,605
Impact of securities convertible into common shares	19,014	502,013	854,635
Diluted	68,126,140	67,909,408	65,244,240

Per share amounts
Basic and diluted	(0.09)	(0.20)	(0.04)

Securities excluded from denominator as anti-dilutive:
Stock options	4,160,000	3,950,000	1,695,000
Warrants	4,966,200	4,966,200	4,966,200
Compensation options	535,944	535,944	535,944
Compensation option warrants	97,572	97,572	97,527
	9,759,716	9,549,716	7,294,671

In calculating the weighted average number of common shares outstanding, the 5,000,000 shares which were held in escrow and released on December 9, 2009 have been excluded only up to the date of release.

13.         Income Taxes

Income tax expense
The Company or one of its subsidiaries operate in the United States, Canada, Barbados and India and the Company is subject to taxation in each of these jurisdictions.  The income tax expense (benefit) reported differs from the amount computed by applying the United States statutory rate to income (loss) before income taxes for the following items:

	Year ended Dec 31, 2009		Year ended Dec 31, 2008		Year ended Dec 31, 2007		Period from Inception, Aug 21, 2002 to Dec 31, 2009
	$		$		$		$

Net loss		(4,424,246)		(13,313,915)		(1,543,110)		(25,696,422)
US statutory tax rate		35.0%		35.0%		35.0%		35%
Expected income tax benefit		(1,548,486)		(4,659,870)		(540,089)		(8,994,731)
Excess of US statutory tax rate over foreign tax rate		244,407		3,472,516		207,595		4,152,140
Non-deductible expenditures		496,471		256,544		256,147		2,725,168
Expiry of capital losses		--		2,061,731		--		2,061,731
Expiry of non-capital losses		--		--		--		2,175,950
Acquisition and utilization of losses		--		--		--		(4,467,769)
Net change in opening valuation adjustments		150,479		--		--		(315,353)
Other		(11,346)		(16,049)		29,289		217,691
		(668,475)		(1,114,872)		(47,058)		(2,445,173)
Valuation allowance		668,475		1,114,872		47,058		2,445,173
Provision for income taxes		--		--		--		--

FS 21

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

13.         Income Taxes (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits.  There are no unrecognized tax benefits that if recognized would affect the tax rate.  The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, state jurisdictions and other foreign jurisdictions.  The Company is no longer subject to US federal or non-US income tax examinations for years before 2006.  There are no income tax examinations currently in process.

Deferred income taxes
The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.  Significant components of the Company’s deferred tax assets and liabilities that result from loss carry forwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	Year ended Dec 31, 2009 $	Year ended Dec 31, 2008 $

Difference between tax base and reported amounts of depreciable assets	550,730	674,759
Non-capital loss carry forwards	1,892,845	1,100,340
	2,443,575	1,775,099
Valuation allowance	(2,443,575)	(1,775,099)
Deferred income tax asset	--	--

To date, the Company has incurred operating losses since inception.  This general pattern does not allow the Company to project sufficient sources of future taxable income to offset our net deferred tax assets.  Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria, and as a result, a valuation allowance has been recorded to off-set the net deferred tax asset at December 31, 2009.

Loss carry forwards
At December 31, 2009, the Company has non-capital loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements:

Tax Jurisdiction	Amount $	Expiry Dates Commence (year)
United States	4,358,000	2023
Canada	199,000	2026
Barbados	2,359,000	2012
India	740,000	2016
	7,656,000

At December 31, 2009, there are no capital losses to carry forward.

14.         Segmented Information

All of the Company’s oil and natural gas exploration activities are conducted in India.  Management of the Company considers the operations of the Company as one operating segment.

15.         Commitments

Pursuant to current production sharing contracts, the Company is required to perform minimum exploration activities that include various types of surveys, acquisition and processing of seismic data and drilling of exploration wells.  These obligations have not been provided for in the financial statements.  The Company has an office lease commitment in Calgary, Alberta, Canada which expires January 2013.

FS 22

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

15.         Commitments (continued)

The anticipated payments due under these agreements in effect at December 31, 2009 are as follows:

	Operating Leases		Production Sharing Contracts
	$		$
2010		160,000		12,068,000
2011		192,000		11,287,000
2012		192,000		4,694,000
2013		16,000		1,650,000
2014		--		--
Thereafter		--		--
		560,000		29,699,000

The Company has applied to increase its participating interest under a certain production sharing contract from 10% to 25%.  If this application is approved, the Company’s commitments would increase by $3.400 million in 2010, $3.037 million in 2011, $5.315 million in 2012 and $2.475 million in 2013.  To date, the approval has not been granted.

16.         Contingencies

GSPC Dispute
GSPC has advised the Company that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under all phases for the minimum work program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement and that we are required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.  Based on the most recent information from GSPC dated March 25, 2010, GSPC asserts that the amount payable is Rs. 722.4 crore (or approximately $150 million) plus interest as of September 30, 2009, of which, 50% is for the account of Roy Group (Mauritius) Inc.  We estimate the amount of GSPC’s claim as at December 31, 2009 to be approximately $150 million plus interest.  The Company disputes this assertion of GSPC.

The Company has advised GSPC that, under the terms of the Carried Interest Agreement, the terms of which are also incorporated into the PSC and the Joint Operating Agreement, it has no right to seek the payment and that the Company believes the payment GSPC is seeking is in breach of the Carried Interest Agreement.  The Company further reminded GSPC, that we have fulfilled our obligations under the terms of the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the Carried Interest Agreement.  In furtherance to our position, we have obtained the opinion of Indian legal counsel who has advised the Company that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amounts to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

Inasmuch as the minimum work program for the block has been completed, GSPC has advised us that it has elected to undertake an additional work program over and above the minimum work program as either Joint Operations or as Exclusive Operations under the terms of the PSC and that we must elect whether we wish to participate in these additional activities as a Joint Operation or alternatively, GSPC will conduct these additional activities as Exclusive Operations as defined in the PSC.

On November 13, 2008, the Company advised GSPC that we exercised our right to participate in the drilling operations proposed in the November 5, 2008 GSPC letter as a Joint Operation under the terms of the PSC and Joint Operating Agreement and pursuant to the terms of the Carried Interest Agreement with GSPC.  As such, the Company claims that we are carried for 100% of all of our share of any costs during the additional exploration phase prior to the start of initial commercial production and that the Carried Interest Agreement extends through the exploration period of the PSC.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A draft settlement proposal has been put forward by the Company to GSPC in both June and December 2009 seeking to settle this dispute amicably.  The Company is of the understanding that GSPC Board of Directors’ approval is required in order the complete this settlement.  The Company is currently awaiting this board meeting to take place.  However, as of the date of these consolidated financial statements, no settlement agreement has been reached.

FS 23

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

16.         Contingencies (continued)

Other Matters
The Company has recently determined that one of its subsidiaries may be in breach of certain regulatory requirements of the jurisdiction of its organization and the Company is currently taking immediate steps to remedy the matter.  The subsidiary’s non-compliance with these regulations may result in a financial penalty being imposed against the subsidiary in an amount at the discretion of the regulatory authority.  Management believes the outcome pertaining to the matter at this time is not determinable, and as such no provision has been made in these consolidated financial statements for the payment of the financial penalty.  The Company has been advised that the range of the possible penalty is anywhere from $nil to $6.3 million.

17.           Supplementary Oil and Gas Information (Unaudited)

This supplementary oil and natural gas information is provided in accordance with the United States Financial Accounting Standards Board (“FASB”) Topic 932 – “Extractive Activities – Oil and Gas”.

Net Proved Oil and Natural Gas Reserves
The Company retains qualified independent reserves evaluators to evaluate the Company’s proved oil and natural gas reserves.
•	For the year ended December 31, 2009 the reports by Chapman Petroleum Engineering Ltd. (“Chapman”) covered 100% of the Company’s oil and natural gas reserves.
•	For the years ended December 31, 2008 and 2007 the Company has no oil and natural gas reserves.

Proved oil and natural gas reserves, as defined within the SEC’s Regulation S-X, under the Final Rule, are the estimated quantities of oil and gas that geoscience and engineering data demonstrate with reasonable certainty to be economically producible, from a given date forward, under known reservoirs under existing economic conditions, operating methods and government regulations. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of drilling a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate is the extraction is by means not involving a well.

Estimates of oil and natural gas reserves are subject to uncertainty and will change as additional information regarding producing fields and technology becomes available and as future economic and operating conditions change.

The following table summarizes the Company’s proved developed and undeveloped oil and natural gas reserves, net of royalties, as at December 31, 2009, 2008 and 2007:

Oil (MBbls)	2009	2008	2007
Proved – developed:
Producing	99.4	--	--
Non producing	18.2	--	--
Proved - undeveloped	--	--	--
Reserves, as at December 31	117.6	--	--

Natural Gas (MMcf)
Proved – developed:
Producing	88.5	--	--
Non producing	--	--	--
Proved - undeveloped	--	--	--
Reserves, as at December 31	88.5	--	--

FS 24

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

17.           Supplementary Oil and Gas Information (Unaudited) (continued)

Capitalized Costs Related to Oil and Natural Gas Properties
	$2009	$2008	$2007
Proved properties	4,313,000	--	--
Unproved properties	41,792,944	34,084,692	26,093,019
	46,105,944	34,084,692	26,093,019

Less: accumulated depletion	293,700	--	--
Net capitalized costs	45,812,244	34,084,692	26,093,019

Cost Incurred in Oil and Natural Gas Activities
	$2009	$2008	$2007
Development	4,313,000	--	--
Exploration	7,708,252	7,991,673	14,978,213
Costs incurred	12,021,252	7,991,673	14,978,213

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Natural Gas Reserves and Changes Therein
The following standardized measure of discounted future net cash flows from proved oil and natural gas reserves has been computed using the average first-day-of-the-month price during the previous 12-month period, costs as at the balance sheet date and year-end statutory income tax rates. A discount factor of 10% has been applied in determining the standardized measure of discounted future net cash flows. The Company does not believe that the standardized measure of discounted future net cash flows will be representative of actual future net cash flows and should not be considered to represent the fair value of the oil and natural gas properties. Actual net cash flows will differ from the presented estimated future net cash flows due to several factors including:
•	Future production will include production not only from proved properties, but may also include production from probable and possible reserves;
•	Future production of oil and natural gas from proved properties may differ from reserves estimated;
•	Future production rates may vary from those estimated;
•	Future rather than average first-day-of-the-month prices during the previous 12-month period and costs as at the balance sheet date will apply;
•	Economic factors such as changes to interest rates, income tax rates, regulatory and fiscal environments and operating conditions cannot be determined with certainty;
•	Future estimated income taxes do not take into account the effects of future exploration expenditures; and
•	Future development and asset retirement obligations may differ from those estimated.

Future net revenues, development, production and restoration costs have been based upon the estimates referred to above. The following tables summarize the Company’s future net cash flows relating to proved oil and natural gas reserves based on the standardized measure as prescribed in FASB Topic 932 – “Extractive Activities – Oil and Gas”:

	$2009	$2008	$2007
Future cash inflows	11,567,000	--	--
Future operating costs	(2,637,000)	--	--
Future asset retirement obligations	(84,000)	--	--
Future income taxes	(110,000)	--	--

Future net cash flows	8,736,000	--	--
10% discount factor	(2,932,000)	--	--
Standardized measure	5,804,000	--	--

FS 25

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2009

18.         Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information for 2009 and 2008:

	For the three months ended
	March 31		June 30		September 30		December 31
	$		$		$		$
2009
Oil Sales		--		190,048		300,394		171,480

Interest income		114,096		83,933		65,169		36,352

Net loss		(1,166,896)		(1,146,442)		(900,305)		(1,210,604)

Net loss per share – basic and diluted		(0.02)		(0.04)		(0.01)		(0.02)
2008
Oil Sales		--		--		--		--

Interest income		449,002		242,849		230,006		226,622

Net loss		(504,302)		(4,783,990)		(735,980)		(7,289,643)

Net loss per share – basic and diluted		(0.01)		(0.07)		(0.01)		(0.11)

FS 26

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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	March 31, 2010

/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer, “Chief Accounting Officer” and Director	March 31, 2010

/s/ Brent J. Peters Brent J. Peters	Director	March 31, 2010

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	March 31, 2010

/s/ Michael J. Hudson Michael J. Hudson	Director	March 31, 2010

/s/ David D. Conklin David D Conklin	Director	March 31, 2010