Form 10-K/A
period 2009-12-31
GEOGLOBAL RESOURCES INC.
filed 2010-04-12
CIK 896726

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

DOCUMENTS INCORPORATED BY REFERENCE
None

This Form 10-K/A Amendment No. 1 is being filed to amend the GeoGlobal Resources Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009. The Report as originally filed contained a duplication of page 75 within the Chapman Engineering Report attached as Exhibit 10.26 previously filed with the Securities and Exchange Commission.  This Amendment is being filed to correct that duplication.  Also within the Chapman Engineering Report, a Chapman letter dated March 4, 2010 contained a typographical error referencing a date of December 31, 2010 in the first paragraph.  The date should have read December 31, 2009 and this Amendment is being filed to correct that error.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-K with the Securities and Exchange Commission on March 31, 2010.  The following items have been amended:

Annual Report on Form 10-K/A
December 31, 2009

Table of Contents

Page

Item 15.	Exhibit 10.26	1

Item 15.                 Exhibits and Financial Statement Schedules

Exhibit	Description

10.26	Chapman Petroleum Engineering Report (as amended to correct duplicate page and letter) (1)

(1)	Filed herewith.

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

Signature	Title	Date
/s/ Jean Paul Roy Jean Paul Roy	President, Chief Executive Officer and Director	April 12, 2010

/s/ Allan J. Kent Allan J. Kent	Executive Vice President, Chief Financial Officer, “Chief Accounting Officer” and Director	April 12, 2010

/s/ Brent J. Peters Brent J. Peters	Director	April 12, 2010

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director	April 12, 2010

/s/ Michael J. Hudson Michael J. Hudson	Director	April 12, 2010

/s/ David D. Conklin David D Conklin	Director	April 12, 2010

Exhibit 10.26

RESERVE AND ECONOMIC EVALUATION
OIL AND GAS PROPERTY

TARAPUR AREA

INDIA

Owned by

GEOGLOBAL RESOURCES INC.

January 1, 2010
(December 31, 2009)

March 4, 2010

Geoglobal Resources Inc.
200, 625 - 4th Avenue SW
Calgary, AB
T2P 0K2

Attention:  Mr. Allan Kent

Dear Sir:

Re:         Geoglobal Resources Inc.
Reserve and Economic Evaluation – January 1, 2010

In accordance with your authorization we have performed a reserve and economic evaluation of oil and gas properties owned by Geoglobal Resources Inc. (the "Company") for an effective date of January 1, 2010 (as of December 31, 2009).

This evaluation has been carried out in accordance with the guidelines of Regulation S-X, Rule 4 -10 (a) of the Securities Exchange Act, with respect to the classification of Proved Reserves, in conjunction with the standards set out in the Canadian Oil and Gas Evaluation Handbook, Volume 1 – Second Edition (COGEH-1) prepared jointly by the Society of Petroleum Evaluation Engineers (Calgary Chapter) and the Canadian Institute of Mining, Metallurgy and Petroleum (Petroleum Society).  The report has been prepared and/or supervised by a "Qualified Reserves Evaluator" as demonstrated on the accompanying Certificate of Qualification of the author(s).

The SCOPE OF REPORT contains the authorization and purpose of the report and describes the methodology and economic parameters used in the preparation of this report.

The SUMMARY OF RESERVES AND ECONOMICS (SEC) contains the results of the economic forecasts using the new pricing guidelines as defined in Regulation S-X 210.4-10 22 (v), and expressed in United States dollars for the proved and proved plus probable reserves, as applicable for SEC filing.

The DISCUSSION contains a description of the interests and burdens, reserves and geology, production forecasts, product prices, capital and operating costs and a map of each major property.  The economic results and cash flow forecasts (before income tax) are also presented on an entity and property summary level.

A REPRESENTATION LETTER from the Company, confirming that to the best of their knowledge all the information they provided for our use in the preparation of this report was complete and accurate as of the effective date, is enclosed following the Glossary.

Because the reserves data are based on judgments regarding future events, actual results will vary and the variations may be material.  We have no responsibility to update our report for events and circumstances which may have occurred since the preparation date of this report.

Prior to public disclosure of any information contained in this report, or our name as author, our written consent must be obtained, as to the information being disclosed and the manner in which it is presented.  This report may not be reproduced, distributed or made available for use by any other party without our written consent and may not be reproduced for distribution at any time without the complete context of the report, unless otherwise reviewed and approved by us.

We consent to the submission of this report, in its entirety, to securities regulatory agencies and stock exchanges, by the Company.

It has been a pleasure to prepare this report and the opportunity to have been of service is appreciated.

Yours very truly,
Chapman Petroleum Engineering Ltd.

[Original Signed By:]

C.W. Chapman
C.W. Chapman P. Eng.,
President

[Original Signed By:]

Roy A. Collver
Roy A. Collver, E.I.T.
Petroleum Engineer

rac/lml/4930

CERTIFICATE OF QUALIFICATION

I, C. W. CHAPMAN, P. Eng., Professional Engineer of the City of Calgary, Alberta, Canada, officing at Suite 445, 708 – 11th Avenue S.W., hereby certify:

1.	THAT I am a registered Professional Engineer in the Province of Alberta and a member of the Australasian Institute of Mining and Metallurgy.

2.	THAT I graduated from the University of Alberta with a Bachelor of Science degree in Mechanical Engineering in 1971.

3.
THAT I have been employed in the petroleum industry since graduation by various companies and have been directly involved in reservoir engineering, petrophysics, operations, and evaluations during that time.

4.	THAT I have in excess of 25 years in the conduct of evaluation and engineering studies relating to oil & gas fields in Canada and around the world.

5.
THAT I participated directly in the evaluation of these assets and properties and preparation of this report for Geoglobal Resources Inc., dated March 4, 2010 and the parameters and conditions employed in this evaluation were examined by me and adopted as representative and appropriate in establishing the value of these oil and gas properties according to the information available to date.

6.	THAT I have not, nor do I expect to receive, any direct or indirect interest in the properties or securities of Geoglobal Resources Inc. its participants or any affiliate thereof.

7.	THAT I have not examined all of the documents pertaining to the ownership and agreements referred to in this report, or the chain of Title for the oil and gas properties discussed.

8.	A personal field examination of these properties was considered to be unnecessary because the data available from the Company's records and public sources was satisfactory for our purposes.

[Original Signed By:]

C.W. Chapman

C. W. Chapman, P.Eng.
President

CERTIFICATE OF QUALIFICATION

I, ROY A. COLLVER, of the City of Calgary, Alberta, Canada, officing at Suite 445, 708 – 11th Avenue S.W., hereby certify:

1.	THAT I am a registered Engineer-In-Training in the Province of Alberta.

2.	THAT I graduated from Queen’s University in Kingston, Ontario with a Bachelor of Science degree in Engineering Physics in 2005.

3.
THAT I participated directly in the evaluation of these assets and properties and preparation of this report for Geoglobal Resources Inc., dated March 4, 2010 and the parameters and conditions employed in this evaluation were examined by me and adopted as representative and appropriate in establishing the value of these oil and gas properties according to the information available to date.

4.	THAT I have not, nor do I expect to receive, any direct or indirect interest in the properties or securities of Geoglobal Resources Inc., its participants or any affiliate thereof.

5.	THAT I have not examined all of the documents pertaining to the ownership and agreements referred to in this report, or the chain of Title for the oil and gas properties discussed.

6.	A personal field examination of these properties was considered to be unnecessary because the data available from the Company’s records and public sources was satisfactory for our purposes.

[Original Signed By:]

Roy A. Collver

Roy A. Collver, E.I.T.
Petroleum Engineer

RESERVE AND ECONOMIC EVALUATION
OIL AND GAS PROPERTY

TARAPUR AREA

INDIA

Owned by

GEOGLOBAL RESOURCES INC.

January 1, 2010
(December 31, 2009)

TABLE OF CONTENTS

Scope of Report

Authorization
Purpose
Reserve Definitions
Barrels of Oil Equivalent
Sources of Information
Product Prices
Product Sales Arrangements
Royalties
Capital Expenditures and Operating Costs
Income Tax Parameters
Abandonment and Restoration
Economics
Constant Price Parameters
Orientation Map

Discussion

INDIA
Tarapur Area

Summary of Company Reserves and Economics

Glossary

Company Representation Letter

SCOPE OF REPORT

Authorization

This evaluation has been authorized by Mr. Allan Kent, on behalf of Geoglobal Resources Inc.   The engineering analysis has been performed between the months of August 2009 and March 2010.

Purpose

The purpose of this report was to prepare a third party independent appraisal of the oil and gas reserves owned by Geoglobal Resources Inc. for the Company's financial planning and for dual filing on the SEC in the USA and for NI 51-101 in Canada.

The values in this report do not include the value of the Company's undeveloped land holdings nor the tangible value of their interest in associated plant and well site facilities they may own.

Reserve Definitions
Proved reserves as classified in the report have been based on the definitions found in Rule 4-10(a) of Regulation S-X of the Securities Exchange Act, as follows:

Classification of Reserves

Proved Oil and Gas Reserves.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i) The area of the reservoir considered as proved includes:

(A) The area identified by drilling and limited by fluid contacts, if any, and

(B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:

(A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and

(B) The project has been approved for development by all necessary parties and entities, including governmental entities.

(v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Probable Reserves

Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

(i) When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.

(ii) Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

(iii) Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

Possible Reserves

Possible reserves are those additional reserves that are less certain to be recovered than probable reserves.

(i) When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.

(ii) Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project.

(iii) Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.

(iv) The proved plus probable and proved plus probable plus possible reserves estimates must be based on reasonable alternative technical and commercial interpretations within the reservoir or subject project that are clearly documented, including comparisons to results in successful similar projects.

(v) Possible reserves may be assigned where geoscience and engineering data identify directly adjacent portions of a reservoir within the same accumulation that may be separated from proved areas by faults with displacement less than formation thickness or other geological discontinuities and that have not been penetrated by a wellbore, and the registrant believes that such adjacent portions are in communication with the known (proved) reservoir. Possible reserves may be assigned to areas that are structurally higher or lower than the proved area if these areas are in communication with the proved reservoir.

(vi) Pursuant to paragraph (a)(22)(iii) of this section, where direct observation has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves should be assigned in the structurally higher portions of the reservoir above the HKO only if the higher contact can be established with reasonable certainty through reliable technology. Portions of the reservoir that do not meet this reasonable certainty criterion may be assigned as probable and possible oil or gas based on reservoir fluid properties and pressure gradient interpretations.

Barrel of Oil Equivalent
If at any time in this report reference is made to “Barrels of Oil Equivalent” (BOE), the conversion used is 6 Mscf : 1 STB (6 Mcf : 1 bbl).

BOEs may be misleading, particularly if used in isolation. A BOE conversion ratio of 6 Mcf : 1 bbl is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent value equivalency at the well head.

Sources of Information
Source of the data used in the preparation of this report are as follows:
i)	Ownership and Burdens have been derived from the Company's land records and other information from the Company as required for clarification;
ii)	Production data is acquired from public data sources, except for very recent data or certain wells which are provided directly by the Company;
iii)	Well data is accessed from the Company's well files and from public data sources;
iv)
Operating Costs are based on actual revenue and expense statements provided by the Company for established properties or from discussions with the Company and our experience in the area for new or non-producing properties;

v)
Price differentials are derived from revenue statements, compared to actual posted prices for the appropriate benchmark price over a period of several months for established properties or from discussions with the Company and our experience in the area for new or non-producing properties;

vi)	Timing of Development Plans and Capital estimates are normally determined by discussions with the Company together with our experience and judgment.

Product Sales Arrangements

The Company does not have any "hedge" contracts in place at this time.

Royalties

A full provision for Crown royalties under the latest regulations and incentive programs for the Tarapur area have been included in this report.

Under the terms of the Production Sharing Agreement, all royalties and cess fees are paid by the licensee, OGNC.

Capital Expenditures and Operating Costs

Operating costs and capital expenditures have been based on historical experience and analogy where necessary and have not been escalated.

Income Tax Parameters

Net cash flows after consideration of corporate income tax have been included in this report.

The Company has a seven year income tax holiday on production from this area. Once the holiday period has expired, the Company can offset future income with their share of sunk exploration and development capital. Once all sunk capital is recovered, the net revenue from profit petroleum is taxable at a rate of 41.2%. The majority of operating costs are deductible.

Abandonment and restoration costs, net of salvage, have been accounted for in the cash flow forecasts for each level of reserves. Abandonment and restoration cost estimates have been based on discussions with the Company and analogy with similar fields in the area.

Economics

The economic analysis has been performed on a spread sheet format to account for all the terms of the PSC.

Constant Price Parameters

The price used for each area in this report, in accordance with SEC regulation S-X rule 4-10, was the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Adjustments for crude quality, gas heating value and NGL trucking and fractionation have still been applied to the average prices to reflect actual prices being received.  In addition, no escalation has been applied to either the capital expenditures or operating costs.

The average price shown in the cash flows may differ from year to year due to variations in the proportionate production volumes from each property relative to the total.

For the purpose of US Security Exchange Commission filing, the results of the Constant Prices and Cost case for proved and probable reserves are expressed in Canadian dollars are presented in the Summary of Reserves and Economics (SEC).

Afghanistan
Pakistan
China
New Delhi
Ganges
Nepal
Bhutan
BLOCK
CB-ON/2
Bangladesh
Burma
INDIA
Arabian
Sea
Bay of Bengal
15 N
Sri Lanka
75 E
90 E

Sidhpur
Patan
S. Patan
Unawa
Lanwa
Balol
Jotana
Kamboi
Mehsana
N. Balol
Sobhasan
Bechraji
Mansa
W. Bechraji
Linch
Akaj
N. Kadi
Paliyad
Limbodara
S. Kadi
Kalol
Gandhinagar
Sanand
Ahmedabad
Ahmedabad
Nandej
Hirapur
Wasna
Nawagam
Dholka
Asmali
Vatrak
Tarapur
BLOCK
CB-ON/2
Tarapur
Cambay
N. Kathana
Siswa
Anklav
Baroda
Akhaljune
Cambay
Kathana
Padra
Dabka
Gajera
Jambusar
N. Sarbhan
S. Malpur
Jambusar
Matar
Nada
Palej
Palej
Gandhar
Pakhajan
Broach
Bhavnagar
Dahej
Andada
Ankleshwar
Ankleshwar
Motwan
Sisodra
Gulf
of
Cambay
Kudra
Kim
Elad
Kosamba
Bhandut
Olpad
Surat
Nazira
23°30'N
23°00'N
22°30'N
22°00'N
21°30'N
72°00'E
72°30'E
73°00'E

AREA OF INTEREST

TOWNS

TARAPUR FIELD

OIL FIELDS

GAS FIELDS

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

TARAPUR AREA, INDIA

ORIENTATION MAP

JAN. 2010 JOB No. 4930

Chapman Petroleum Engineering Ltd.

TARAPUR, INDIA
INDEX

Discussion

Ownership
Exploration and Development
Geology
Reserves
Production
Product Prices
Capital Expenditures
Operating Costs
Economics

Attachments

Figure 1:                      Well Location Map

Table 1:                 Schedule of Lands, Interests and Royalty Burdens

Figure 2:                 a)      Stratigraphic Correlation Chart
b)	Structural Model Map
c)	Tarapur # 1 Well Log Analysis – Kalol
d)	Tarapur # 5 Well Log Analysis – Kalol
e)	Tarapur # P Well Log Analysis – Kalol
f)	Tarapur # 6 Well Log Analysis – Kalol
g)	Tarapur # G Well Log Analysis – Kalol
h)	Tarapur # 4 Well Log Analysis – Kalol
i)	Tarapur # 4 Well Log Analysis – Cambay
j)	Tarapur # G Well Log Analysis – Cambay
k)	TA-6A1 Well Log Analysis – Kalol
l)	TA-6A2 Well Log Analysis – Kalol
m)	TA-6A3 Well Log Analysis – Kalol
n)	TA-6A4 Well Log Analysis – Kalol
o)	TA-6A5 Well Log Analysis – Kalol
p)	TA-6A6 Well Log Analysis – Kalol
q)	TA-6A7 Well Log Analysis – Kalol
r)	TAR MAIN-TD1 Well Log Analysis – Kalol
s)	TAR MAIN-TD2 Well Log Analysis – Kalol
t)	TAR MAIN-TD3 Well Log Analysis – Kalol

Figure 3:                 Production History Plots
a)	Tarapur #1- Kalol, Rate vs. Time
b)	Tarapur #P- Kalol, Rate vs. Time
c)	Tarapur #5- Kalol, Rate vs. Time
d)	TAR MAIN-TD2- Kalol, Rate vs. Time
e)	TAR MAIN-TD3- Kalol, Rate vs. Time

Table 2:                          Summary of Gross Reserves

Summary of Gross Reserves and Reservoir Parameters
Proved Developed Producing
a)	Tarapur #1- Kalol
b)	Tarapur #P- Kalol
c)	Tarapur #5- Kalol
d)	TAR MAIN-TD2 - Kalol
e)	TAR MAIN-TD3 - Kalol

Proved Developed Non-Producing
f)	TAR MAIN-TD1 - Kalol

Probable Developed
g)	Tarapur # 6, Kalol
h)	TA6-A1, Kalol
i)	TA6-A2, Kalol
j)	TA6-A3, Kalol
k)	TA6-A4, Kalol
l)	TA6-A5, Kalol
m)	TA6-A6, Kalol
n)	TA6-A7, Kalol
o)	Tarapur # 4, Kalol
p)	Tarapur # G, Kalol

Table 3:               Summary of Anticipated Capital Expenditures
a)       Development
b)       Abandonment and Restoration

Table 4:                                Summary of Company Reserves and Economics

Production, Capital, and Cash Flow Forecasts
a)	Proved Developed Producing
b)	Total Proved
c)	Proved Plus Probable

TARAPUR, INDIA

DISCUSSION

Ownership

The Company Geoglobal Resources (Barbados) Inc. owns a 14% participating interest in certain wells and 399,808 acres of land included in the Phase III development plan in Block CB-ON2 of the Tarapur area of India.  At present this area contains five tested wells, as shown on Figure 1.

A detailed description of the lands, interests and royalty burdens for this property is presented in Table 1.  All royalties and cess fees are paid by the licensee; ONGC.

Exploration and Development

The Production Sharing Contract (PSC) for Block CB-ON/2 was signed on 12th April, 2000 between GSPC-HOEC-ONGC1 and the Government of India, with GSPC and HOEC each holding a 50% participating interest.  ONGC has exercised the right to take a 30% participating interest as per Article: 13.2 of the PSC, which has reduced each partner’s interest accordingly.

A Petroleum Exploration License (PEL) was granted on 22nd November, 2000 and exploration activities committed under Phase-I were completed on 21st November, 2002 when HOEC elected to walk out and then GSPC took over HOEC with 100% Participating Interest.

GSPC as Operator evaluated the hydrocarbon potential of Block CB-ON/2 using existing 2D seismic data (4200lkm) shot by NOC.  On the basis of this seismic interpretation, six structural and strati-structural leads were identified.

During Phase-II, GSPC drilled the Tarapur # 1 discovery well and then Tarapur # P as an appraisal well.  Both of the wells flowed oil in commercial quantities.

1 GSPC is Gujarat State Petroleum Corporation Limited, HOEC is Hindustan Oil Exploration Company Limited, ONGC is Oil and Natural Gas Corporation Limited.

GSPC entered Phase-III on November 22, 2005 to retain the whole block area. GSPC drilled five wells by April, 2006 and then two more exploratory wells identified on the basis of amplitude anomaly.  Tarapur # 5 proved to be oil bearing which established the extent of oil reservoir discovered in Tarapur # 1 whereas Tarapur # 7 did not show any presence of hydrocarbon and was abandoned.

GSPC acquired, processed and interpreted 560 sq km of additional 3D seismic and identified new leads for future drilling.

The Operator’s Phase III development included drilling three additional wells on the main structure encountered by Tarapur # 1, P and 5 and an additional seven wells on the structure encountered by Tarapur # 6.

On May 4, 2009 the Management committee approved the Tarapur 1 field development plan which covers an area of approximately 2.14 sq. km. within the Tarapur 1 Discovery Area of approximately 9.7 sq. km. and includes three existing discovery wells (Tarapur 1, Tarapur P and Tarapur 5) and three development wells (TD-1, TD-2 and TD-3).  Five of these wells are tied into the oil tank storage facilities by way of a gathering system.

As of the effective date of this report, the operator has successfully initiated production from five of six wells on the main structure.  Four of the wells have encountered issues with low permeability and gas breakthrough.  The operator is reviewing options available to remediate these problems.

Geology

The Company’s lands in this area have oil and gas production from the Tertiary Middle Eocene Kalol formation that is well developed in the North Cambay Basin2.  The Kalol Formation has been subdivided from bottom to top into three members: Sertha, Kansari and Wavel.  The Kalol was deposited under alternating regressive and transgressive regimes in a deltaic environment.  The regressive phases led to the deposition of the Wavel and Sertha members, and the transgressive phase led to the deposition of the Kansari Shale.

The Cambay rift Basin, a rich Petroleum Province of India is a narrow, elongated rift graben, extending from Surat in the south to Sanchor in the north.  The general orientation of the basinal axis is NNW-SSE, which swings to north-south in the northern part near Tharad.  Based on major transverse basement ridges and fault systems, the basin is subdivided into five tectonic blocks, one of which is called the Tarapur–Cambay where Block CB-ON2 is situated.  Each of the five tectonic blocks contains an independent depocenter.

The Kalol Formation is the main reservoir in the northern Cambay Basin as seen in Figure 2: Stratigraphy.

The Kalol is dominated by argillaceous sediments with only thinly developed sandstones and common oolitic sediments.  These sediments are interbedded with locally well developed coals that show the characteristic low density response on wireline logs.

The Kalol Formation over most of the area of Block CB-ONN-2000/1 is considered to represent a variably condensed horizon deposited in a series of shallow water, restricted lagoons and bays, possibly with an estuarine character.  The oolitic sediments are commonly associated with thin coal horizons and in some cases may even represent pedogenic (soil related) coated grains.  In either case, the oolitic sediments represent iron-rich oolites that occur in a clay matrix and are associated with abundant early diagenetic cements such as siderite and pyrite.  These sediments contain negligible intergranular porosity and they form poor to very poor quality reservoirs.

The net pay in the Kalol varies from 8 to 19 metres with an effective porosity from 20 to 25 percent.  The key to commercial oil production from this Kalol pool is the use of hydraulic fracturing treatments with proppant to reduce skin damage and increase permeability.

Reserves

Total proved oil reserves of 840 MSTB have been estimated for this area as described below.

Total proved developed producing oil reserves have been estimated to be 710 MSTB for the five producing wells based on reservoir parameters derived from log analysis, as well as current production performance.

Proved developed non-producing reserves of 130 MSTB have been estimated for the well TAR-TD1 based on reservoir parameters derived from log analysis, in addition to analogy with the currently producing wells.

2           Robertson Research International Limited, Report No. 8744/IId FEBRUARY 2004,  and
INFORMATION DOCKET - CAMBAY BASIN,  DGH 2005

Probable developed producing incremental oil reserves of 730 MSTB have been estimated for the five producing wells, assuming that the operator will re-complete these wells as “slot frac hole” completions.  This is hoped to remediate issues with low permeability and high gas to oil ratios.  The same reservoir parameters were used as in the proved case, but higher overall recovery factors were attributed to the planned re-completion.

Probable developed non-producing incremental oil reserves of 127 MSTB have been assigned to the well TAR-TD1 based on reservoir parameters derived from log analysis, and assuming a higher overall recovery factor from the planned “slot frac hole” re-completion.

Probable developed non-producing oil reserves of 2,318 MSTB have been assigned to the 8 wells on the Tarapur # 6 structure and the Tarapur # 4 well.  These reserves were assigned based on reservoir parameters derived from log analysis, and analogy with currently producing wells.  It is anticipated that all these wells will be re-completed as “slot frac hole” completions before they are put on production.

Probable developed non-producing marketable non-associated gas reserves of 4,469 MMscf have been assigned to the well Tarapur # G based on reservoir parameters derived from log analysis.

Probable undeveloped reserves of 490 MMscf have been assigned to one development location planned for the Tarapur # 4 structure.  These reserves were based on reservoir parameters derived from the log analysis of Tarapur # 4, in addition to analogy with currently producing wells.

Production

Production from this property currently averages 322 STB/d from five producing wells.  Production from the well TAR-TD1 is expected to commence in January of 2010 at a rate of 50 STB/d.  In 2012, production from the six wells on the main structure is anticipated to increase to 650 STB/d as a result of re-completing the wells as “slot frac hole” completions.

Production from the wells on the Tarapur # 6 structure is anticipated to commence in January of 2012 at a combined rate of 910 STB/d.

Production from the wells on the Tarapur # 4 structure is anticipated to commence in January of 2013 at a combined rate of 400 STB/d.

All production rates are expected to decline over the lives of the wells towards an eventual economic limit.

Product Prices

A constant price of $57.80/STB for oil and $7.00/Mscf of gas have been utilized for all years in the economics analysis. The Oil price was calculating using a $4.51/STB deduction from the average of the Bonny Light index price during the 12 month period prior to the effective date of this report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month. The gas price is based on current contractual arrangement the Company has in place to market the gas produced from this property.

These prices were calculated according to the new SEC pricing guidelines

Capital Expenditures

Total capital expenditures of $12,750,000 have been anticipated for this property in the Probable case, ($1,875,000 net to the Company), as presented in Table 3a.

Abandonment and restoration costs (net of salvage) of $600,000 ($84,000 net to the Company) in the proved case, and $1,700,000 ($278,000 net to the Company) in the proved plus probable case have been estimated for this area, as presented in Table 3b.

Estimates were based on experience with similar fields in the area, and discussions with the Company.

Operating Costs

Fixed costs have been estimated at $200,000 per year, plus $100,000 per year per active well.  Variable costs have been estimated at $2.66/STB and $0.35/Mscf.  These estmate are based on revenue statements supplied by the Company.

Economics

The economic analysis for this property has been presented in a spreadsheet format, to accommodate the terms of the government royalty and tax scheme.

The production and capital forecasts, production splits and Company cash flows are presented for proved developed non-producing reserves in Table 4a, for Total Proved reserves in Table 4b, and for proved plus probable reserves in Table 4c.

The oil and gas production and capital expenditures forecast is shown on Page 1.

The revenues, royalties, operating costs and production splits are shown on Page 2.

The ‘R’ factor and tax calculations, as well as the discounted and undiscounted company net cash flows are presented on Page 3.

TA-6A2
TA-6A4
TA-6A7
TARAPUR 1
TA-6A6
TD-1
TA-6A3
TARAPUR P
TD-3
TA-6A5
TA-6A1
TO-1
TARAPUR 6
TARAPUR G
TARAPUR 4
TD-2
TARAPUR 5
© 2009 Google
© 2009 Mapabc.com

TARAPUR FIELD
BLOCK CB-ON/2

GEOGLOBAL RESOURCES INC.

TARAPUR FIELD

BLOCK CB-ON/2, INDIA

WELL LOCATION MAP

JAN. 2010 JOB No. 4930 FIGURE No. 1

Chapman Petroleum Engineering Ltd.

Table 1

Schedule of Lands, Interests and Royalty Burdens
January 1, 2010

GeoGlobal Resources Inc.
Tarapur, India

				Appraised Interest			Royalty Burdens
		Rights	Gross	Working		Royalty	Basic	Overriding
Description		Owned	Acres	%		%	%	%
Tarapur CB-ON/2		[A]	399,808	14.0000	[1],[2]	-	- [3]	-
Well TAR-1
Well TAR-P
Well TAR-5
Well TAR-TD1
Well TAR-TD2
Well TAR-TD3
Well TAR-6
Well TAR-6-A1
Well TAR-6-A2
Well TAR-6-A3
Well TAR-6-A4
Well TAR-6-A5
Well TAR-6-A6
Well TAR-6-A7
Well TAR-G
Well TAR-4
Loc. TAR-4-D1
		Total	399,808

Rights Owned :	[A] All P&NG.

General Notes:	[1]	ONGC has chosen to increase their share an additional 30%, reducing the Company’s interest
	[2]	See the Production Sharing Contract for detailed description of profit/cost petroleum split.
	[3]	All royalties paid by ONGC

AGE
Ma
LITHOLOGY NORTH CAMBAY
SEISMIC SEQUE-NCE
LITHOLOGY SOUTH CAMBAY
STRATIGRAPHIC UNIT
TECTONIC STAGES
OIL / GAS OCCURRENCES
SOURCE ROCKS (SR)
PLEISTOCENE PLIOCENE
MIOCENE
OLIGOCENE
EOCENE
PALEOCENE
CREATACEOUS
U
M
L
0
10
20
30
40
50
60
70
V
IV
III
II
I
MBS
BALOL
ARDOL
HAZAD
LINCH
UNAWA
GUJRAT ALLUVIUM
JAMBUSAR FM.
BROACH
JHAGADIA FM.
KAND FM.
BABAGURU FM.
TARAPUR FM.
KALOL FM.
KADI FM.
YOUNGER CAMBAY SHALE
OLDER CAMBAY SHALE
OLPAD FM.
DECCAN BASALT
POSTRIFT STAGE-II
(STRUCTURAL INVERSION)
POSTRIFT STAGE-I
(THERMAL SUBSIDANCE)
SYN RIFT STAGE
- SR4
- SR5
- SR6
- SR7, SR8/9
- SR11/12
LEGEND
BASALT CONGLOMERATE
SHALE
SANDSTONE
HIATUS
DECCAN TRAP
RESERVOIR ROCK
SOURCE ROCK (SR)
OIL
GAS

Modified After Kundu et al., 1997 & Banerjee et at., 2002

GEOGLOBAL RESOURCES INC.

CAMBAY BASIN
INDIA
STRATIGRAPHIC CORRELATION CHART

JAN. 2010 JOB No. 4930 FIGURE No. 2a

Chapman Petroleum Engineering Ltd.

Depth
-1460
-1480
-1500
-1520
-1540
-1560
-1580
-1600
-1620
Kalol Top
Tarapur 1
Tarapur-P
Tarapur-5
Tarapur-G
Tarapur-4
Tarapur-6
-1471.17
-1514.01
-1538.75
-1577.76
Kalol Bottom
1481.60
-1458.54
-1536.89
-1563.19
-1629.85

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2
STRUCTURAL MODEL MAP
Kalol Formation

JAN. 2010 **JOB No. 4930** **FIGURE No. 2b**

Chapman Petroleum Engineering Ltd.

Computer Processed Log
File: tar 1 por
Operator: Gujarat State Petroleum Corporation Ltd.
Well Name: Tarapur-1
KB: 18.18 meters
GL: 12.779 meters
County / Parish: IPS Cardwell K-700
State / Province: Gujarat
0 GR 200 (GAPI)
6 HCAL 16 (IN)
0 HMIN 5 (OHMM)
0 HMNO 5 (OHMM)
-40 SP 10 (mV)
Pay
MD
1:500
Meters
.2 HLLD 2000 (OHMM)
.2 HLLS 2000 (OHMM)
.2 RXOZ 2000 (OHMM)
.45 NPHI -.15 (V/V)
0 PEFZ 10 (B/e)
.45 PhiDC -.15 (V/V)
.45 PhiSC -.15 (V/V)
.5 Bvw 0 (V/V)
.5 Bvxo 0 (V/V)
.5 PhiE 0 (V/V)
0 GAS_In 10
10 (%) 70
Ki
1 100000
1 Sw 0 (V/V)
Lithology Components
Vsh
Sand
Lime
Dolo
Anhy
PhiE
Bvw
Coal
1475
Kalol
Cambay
1500

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

TARAPUR #1

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2c

Chapman Petroleum Engineering Ltd.

Computer Processed Log
File: tar 5 rw
Operator: GSPCL
Well Name: TARAPUR#5
RIG: MR#4
KB: 18.95 meters
GL: 0 meters
County / Parish: KHEDA
State / Province: GUJRAT
5 CALI_2 15 (IN)
0 GR 150 (GAPI)
-220 SP 0 (mV)
Pay
MD
1:500
Meters
.2 LLD 2000 (OHMM)
.2 LLS 2000 (OHMM)
.2 MSFL 2000 (OHMM)
45 DPHI -15 (%)
150 DT 50 (uS/F)
45 NPHI -15 (%)
0 PE 10 (B/e)
50 Bvw 0 (%)
50 Bvxo 0 (%)
50 PhiE 0 (%)
Ki
1 100000
100 Sw 0 (%)
Lithology Components
Vsh Sand Lime Dolo
Anhy PhiE Bvw Coal
1525
Kalol
1550
1575

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

TARAPUR #5

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2d

Chapman Petroleum Engineering Ltd.

Computer Processed Log
File: tar p dphi
Operator: Gujarat State Petroleum Corporation Ltd.
Well Name: Tarapur # P
KB: 0 meters
GL: 0 meters
County / Parish: MR-4
State / Province: Gujarat
0 GR 200 (GAPI)
6 HCAL 16 (IN)
-300 SP -100 (mV)
Pay
MD 1:500 Meters
.2 HLLD 2000 (OHMM)
.2 HLLS 2000 (OHMM)
.2 RXOZ 2000 (OHMM)
0 PEFZ 10 (B/e)
.45 PhiDc -.15 (V/V)
.45 TNPH -.15 (V/V)
.5 Bvw 0 (V/V)
.5 Bvxo 0 (V/V)
.5 PhiE 0 (V/V)
Ki 1 100000
Sw 1 0 (V/V)
Lithology Components
Vsh Sand Lime Dolo
Anhy PhiE Bvw Coal
1475
1500
1525
Kalol
Cambay

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

TARAPUR #P

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2e

Chapman Petroleum Engineering Ltd.

Computer Processed Log
File: tar 6 rw
Operator: GSPCL
Well Name: TARAPUR#6
RIG: MR-1
KB: 19.55 meters
GL: 0 meters
County / Parish: ANAND
State / Province: GUJARAT
6 CALI 16 (IN)
0 GR 200 (GAPI)
100 SP 0 (mV)
Pay
MD 1:500 Meters
.2 LLD 2000 (OHMM)
.2 LLS 2000 (OHMM)
.2 MSFL 2000 (OHMM)
.45 NPHI -.15 (V/V)
0 PE 10 (B/e)
.45 PhiDc -.15 (V/V)
.5 Bvw 0 (V/V)
.5 Bvxo 0 (V/V)
.5 PhiE 0 (V/V)
Ki 1 100000
Sw 1 0 (V/V)
Lithology Components
Vsh Sand Lime Dolo
Anhy PhiE Bvw Coal
Kalol
1625
1650
Cambay

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

TARAPUR #6

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2f

Chapman Petroleum Engineering Ltd.

Computer Processed Log
File: tar g dphi
Operator: Gujarat State Petroleum Corporation Ltd.
Well Name: Tarapur # G
KB: 0 meters
GL: 0 meters
County / Parish: MR-4
State / Province: Gujarat
0 GR 200 (GAPI)
6 HCAL 16 (IN)
-100 SP 0 (mV)
Pay
MD
1:500
Meters
.2 HLLD 2000 (OHMM)
.2 HLLS 2000 (OHMM)
.2 RXOZ 2000 (OHMM)
0 PEFZ 10 (B/e)
.45 PhiDc -.15 (V/V)
.45 TNPH -.15 (V/V)
.5 Bvw 0 (V/V)
.5 Bvxo 0 (V/V)
.5 PhiE 0 (V/V)
Ki
1 100000
1 Sw 0 (V/V)
Lithology Components
Vsh Sand Dolo PhiE
Bvw Coal
1550
1575
Kalol
Cambay

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

TARAPUR #G
WELL LOG ANALYSIS
Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2g

Chapman Petroleum Engineering Ltd.

Computer Processed Log
File: tar 4 rw
Operator: GSPCL
Well Name: TARAPUR#4
RIG
KB: 19.78 meters
GL: 0 meters
County / Parish: ANAND
State / Province: GUJARAT
6 CALI_2 16 (IN)
0 GR 200 (GAPI)
-150 SP -180 (mV)
Pay
MD 1:500 Meters
.2 LLD 2000 (OHMM)
.2 LLS 2000 (OHMM)
.2 MSFL 2000 (OHMM)
.45 NPHI -.15 (V/V)
0 PE 10 (B/e)
.45 PhiDc -.15 (V/V)
.45 PhiSc -.15 (V/V)
.5 Bvw 0 (V/V)
.5 Bvxo 0 (V/V)
.5 PhiE 0 (V/V)
Ki 1 100000
1 Sw 0 (V/V)
Lithology Components
Vsh Sand Lime Dolo
Anhy PhiE Bvw Coal
Kalol
1600
1625
Cambay

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

TARAPUR #4

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2h

Chapman Petroleum Engineering Ltd.

Computer Processed Log
File: Tar 4 Cambay
Operator: GSPCL
Well Name: TARAPUR#4
RIG
KB: 19.78 meters
GL: 0 meters
County / Parish: ANAND
State / Province: GUJARAT
6 CALI_2 (IN) 16
0 GR (GAPI) 200
-210 SP (mV) -110
Pay
MD 1:1000 Meters
.2 LLD (OHMM) 2000
.2 LLS (OHMM) 2000
.2 MSFL (OHMM) 2000
150 DTC (uS/F) 50
.45 NPHI (V/V) -.15
0 PE (B/e) 10
.45 PhiDc (V/V) -.15
.45 PhiSc (V/V) -.15
.5 Bvw (V/V) 0
.5 Bvxo (V/V) 0
.5 PhiE (V/V) 0
Ki 1 100000
1 Sw (V/V) 0
Lithology Components
Vsh Sand Lime Dolo
Anhy PhiE Bvw Coal
Kalol
Cambay
1600
1625
1650
1675
1700
1725
1750
1775
1800
1825
1850
1875

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

TARAPUR #4
WELL LOG ANALYSIS
Cambay Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2i

Chapman Petroleum Engineering Ltd.

Computer Processed Log
File: tar g cambay
Operator: Gujarat State Petroleum Corporation Ltd.
Well Name: Tarapur # G
KB: 0 meters
GL: 0 meters
County / Parish: MR-4
State / Province: Gujarat
0 GR 200 (GAPI)
6 HCAL 16 (IN)
-100 SP 0 (mV)
Pay
MD
1:1000
Meters
.2 HLLD 2000 (OHMM)
.2 HLLS 2000 (OHMM)
.2 RXOZ 2000 (OHMM)
0 PEFZ 10 (B/e)
.6 PhiDc 0 (V/V)
.6 TNPH 0 (V/V)
.5 Bvw 0 (V/V)
.5 Bvxo 0 (V/V)
.5 PhiE 0 (V/V)
Ki
1 100000
1 Sw 0 (V/V)
Lithology Components
Vsh Sand Dolo PhiE
Bvw Coal
1550
1575
1600
1625
1650
1675
Kalol
Cambay

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

TARAPUR #G

WELL LOG ANALYSIS

Cambay Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2j

Chapman Petroleum Engineering Ltd.

Chapman Petroleum Engineering Ltd.
TA-6 A1
Operator: Gujarat State Petro
Well Name: TA-6#A1
KB: 0 meters
GL: 0 meters
County / Parish: John#17
6 HCAL 16 (IN)
0 HCGR 200 (GAPI)
0 HSGR 200 (GAPI)
0 SP -200 (mV)
Pay
MD
1:1000
Meters
.2 RLA1 2000 (OHMM)
.2 RLA3 2000 (OHMM)
.2 RLA5 2000 (OHMM)
.6 NPHI 0 (V/V)
0 PEFZ 20 (B/e)
2 RHOZ 3 (G/C3)
2 GDEN 3 (G/C3)
.5 TCMR 0 (V/V)
.5 Bvw 0 (V/V)
.5 Bvxo 0 (V/V)
.5 PhiE 0 (V/V)
.5 TCMR 0 (V/V)
.5 CorePhi -.5 (V/V)
1 Ki 1000 (MD)
1 Sw 0 (V/V)
0 TGAS 50 (UNITS)
1 WATSAT 0 (V/V)
Formation Analysis
Vsh
Sand
PhiE
Bvw
1525
1550
1575
1600
1625
1650
1675
1700
1725
1750
1775
1800
1825
Kalol
Cambay Shale

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

WELL TA-6A1

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2k

Chapman Petroleum Engineering Ltd.

Chapman Petroleum Engineering Ltd. TA-6 A2
Operator: Gujarat State Petro
Well Name: TA-6#A2
KB: 19.48 meters
GL: 14 meters
County / Parish: John#19
HCAL (IN)
HCGR (GAPI)
HSGR (GAPI)
SP (mV)
Pay
MD 1:1000 Meters
RLA1 (OHMM)
RLA3 (OHMM)
RLA5 (OHMM)
DTCO3 (uS/F)
PEFZ (B/e)
RHOZ (G/C3)
TCMR (V/V)
TNPH (V/V)
GDEN (G/C3)
Bvw (V/V)
Bvxo (V/V)
PhiE (V/V)
TCMR (V/V)
COREPHI (V/V)
Ki (MD)
Sw (V/V)
TGAS (UNITS)
WATSAT (V/V)
Formation Analysis
Vsh
Sand
PhiE
Bvw
Kalol
Cambay Shale

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

WELL TA-6A2

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2I

Chapman Petroleum Engineering Ltd.

Chapman Petroleum Engineering Ltd.
TA-6 A3
Operator: Gujarat State Petro
Well Name: TA-6#A3
KB: 0 meters
GL: 0 meters
County / Parish: John#14
6 HCAL 16 (IN)
0 HCGR 200 (GAPI)
0 HSGR 200 (GAPI)
160 SP -40 (mV)
Pay
MD
1:1000
Meters
.2 RLA1 2000 (OHMM)
.2 RLA3 2000 (OHMM)
.2 RLA5 2000 (OHMM)
150 DTCO3 50 (uS/F)
0 PEFZ 20 (B/e)
2 RHOZ 3 (G/C3)
.6 TCMR 0 (V/V)
.6 TNPH 0 (V/V)
2 GDEN 3 (G/C3)
.5 Bvw 0 (V/V)
.5 Bvxo 0 (V/V)
.5 PhiE 0 (V/V)
1 Ki 1000 (MD)
1 Sw 0 (V/V)
0 TGAS 10 (UNITS)
1 WATSAT 0 (V/V)
.5 TCMR -.5 (V/V)
.5 COREPhi -.5 (V/V)
Formation Analysis
Vsh
Sand
PhiE
Bvw
Kalol
Cambay Shale
1525
1550
1575
1600
1625
1650
1675
1700
1725
1750

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

WELL TA-6A3

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2m

Chapman Petroleum Engineering Ltd.

Chapman Petroleum Engineering Ltd.
TA-6 A4
Operator: Gujarat State Petro
Well Name: TA-6 # A4
KB: 19.93 meters
GL: 14.45 meters
County / Parish: John # 19
HCAL (IN)
HCGR (GAPI)
HSGR (GAPI)
SP (mV)
Pay
MD 1:1000 Meters
RLA1 (OHMM)
RLA3 (OHMM)
RLA5 (OHMM)
DTCO3 (uS/F)
PEFZ (B/e)
RHOZ (G/C3)
TCMR (V/V)
TNPH (V/V)
GDEN (G/C3)
Bvw (V/V)
Bvxo (V/V)
PhiE (V/V)
Ki (MD)
Sw (V/V)
TGAS (UNITS)
WATSAT (V/V)
TCMR (V/V)
COREPHI (V/V)
Formation Analysis
Vsh
Sand
PhiE
Bvw
Kalol
Cambay Shale
1550
1575
1600
1625
1650
1675
1700
1725
1750
1775
1800

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

WELL TA-6A4

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2n

Chapman Petroleum Engineering Ltd.

Chapman Petroleum Engineering Ltd.
TA-6 A5
Operator: Gujarat State Petro
Well Name: TA6#A5
KB: 19.68 meters
GL: 14.2 meters
County / Parish: John#19
HCAL (IN) 6 16
HCGR (GAPI) 0 200
HSGR (GAPI) 0 200
SP (mV) 20 -140
Pay
MD 1:1000 Meters
RLA1 (OHMM) .2 2000
RLA3 (OHMM) .2 2000
RLA5 (OHMM) .2 2000
DTCO3 (uS/F) 150 50
PEFZ (B/e) 0 20
RHOZ (G/C3) 2 3
TCMR (V/V) .6 0
TNPH (V/V) .6 0
Bvw (V/V) .5 0
Bvxo (V/V) .5 0
PhiE (V/V) .5 0
TCMR (V/V) .5 -.5
Ki (MD) 1 1000
Sw (V/V) 1 0
TGAS (UNITS) 0 20
WATSAT (V/V) 1 0
Formation Analysis
Vsh Sand PhiE Bvw
1550
Kalol
1575
1600
1625
1650
1675
1700
1725
1750
1775
1800
Cambay Shale
1825

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

WELL TA-6A5

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2o

Chapman Petroleum Engineering Ltd.

Chapman Petroleum Engineering Ltd.
TA-6 A6
Operator: GSPCL
Well Name: TA-6A#6
RI:JOHN-14
KB: 0 meters
GL: 0 meters
County / Parish: KANAWARA
CALI (IN) 6 16
GR (GAPI) 0 200
SP (mV) 20 -100
Pay
MD 1:1000 Meters
LLD (OHMM) .2 2000
LLS (OHMM) .2 2000
MSFL (OHMM) .2 2000
DTC (uS/F) 150 50
NPHI (V/V) .6 0
PE (B/e) 0 20
RHOB (G/C3) 2 3
Bvw (V/V) .5 0
Bvxo (V/V) .5 0
PhiE (V/V) .5 0
Ki (MD) 1 1000
Sw (V/V) 1 0
TGAS (UNITS) 0 10
WATSAT (V/V) 1 0
Formation Analysis
Vsh
Sand
PhiE
Bvw
Kalol
Cambay Shale
1500
1525
1550
1575
1600
1625
1650
1675
1700
1725

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2
WELL TA-6A6
WELL LOG ANALYSIS
Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2p

Chapman Petroleum Engineering Ltd.

Chapman Petroleum Engineering Ltd.
TA-6 A7
Operator: GSPCL
Well Name: TA-6A#7
KB: 0 meters
GL: 0 meters
County / Parish: GUJARAT
CALI (IN) 6 16
GR (GAPI) 0 200
GRKT (GAPI) 0 200
SP (mV) 200 -50
Pay
MD 1:1000 Meters
LLD (OHMM) .2 2000
LLS (OHMM) .2 2000
MSFL (OHMM) .2 2000
DTC (uS/F) 150 50
NPHI (V/V) .6 0
PE (B/e) 0 20
RHOB (G/C3) 2 3
Bvw (V/V) .5 0
Bvxo (V/V) .5 0
PhiE (V/V) .5 0
Ki (MD) 1 1000
Sw (V/V) 1 0
TGAS (UNITS) 0 10
WATSAT (V/V) 1 0
Formation Analysis
Vsh
Sand
PhiE
Bvw
Kalol
Cambay Shale
1500
1525
1550
1575
1600
1625
1650
1675
1700
1725

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

WELL TA-6A7
WELL LOG ANALYSIS
Kalol Formation

JAN. 2010 **JOB No. 4930** **FIGURE No. 2q**

Chapman Petroleum Engineering Ltd.

Chapman Petroleum Engineering Ltd.
TD - 1
Operator: GSPCL
Well Name: TAR_DEV#1:MR#1
County / Parish: TARAPUR
6 CALI 16 (IN)
0 GR 200 (GAPI)
150 SP -50 (mV)
Pay
MD 1:1000 Meters
.2 LLD 2000 (OHMM)
.2 LLS 2000 (OHMM)
.2 MSFL 2000 (OHMM)
150 DTCF 50 (usec/ft)
.6 NPHI 0 (V/V)
0 PE 20 (B/e)
2 GDEN 3 (G/C3)
2 RHOB 3 (G/C3)
.5 Bvw 0 (V/V)
.5 Bvxo 0 (V/V)
.5 PhiE 0 (V/V)
1 Ki 1000 (MD)
1 Sw 0 (V/V)
0 TGAS 10 (UNITS)
1 WATSAT 0 (V/V)
.001 Permeability 1000 (MD)
.5 Porosity -.5 (V/V)
Formation Analysis
Vsh
Sand
PhiE
Bvw
Kalol
Cambay Shale
1525
1550
1575
1600
1625
1650
1675
1700

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

WELL TD-1

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2r

Chapman Petroleum Engineering Ltd.

Chapman Petroleum Engineering Ltd.
TD - 2
Operator: GSPCL
Well Name: TARDEV#2
RIG:JOHN 14
County / Parish: TARAPUR
6 CALI 16 (IN)
0 GR 200 (GAPI)
0 GRCO 200 (GAPI)
150 SP -50 (mV)
Pay
MD
1:1000
Meters
.2 LLD 2000 (OHMM)
.2 LLS 2000 (OHMM)
.2 MSFL 2000 (OHMM)
2 BDEN4 3 (G/C3)
.6 ENPH 0 (V/V)
0 EPE 20 (UNKN)
.5 Bvw 0 (V/V)
.5 Bvxo 0 (V/V)
.5 PhiE 0 (V/V)
1 Ki 1000 (MD)
1 Sw 0 (V/V)
0 TGAS 10 (UNITS)
Formation Analysis
Vsh
Sand
PhiE
Bvw
1525
1550
1575
1600
1625
1650
1675
1700
Kalol
Cambay Shale

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

WELL TD-2

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2s

Chapman Petroleum Engineering Ltd.

Chapman Petroleum Engineering Ltd. TD - 3

Operator: GSPC
Well Name: TD-3
County / Parish: GUJARAT

6 CALI 16 (IN)
0 GR 200 (GAPI)
0 GRCO 200 (GAPI)
50 SP -50 (mV)
Pay
MD 1:1000 Meters
.2 LLD 2000 (OHMM)
.2 LLS 2000 (OHMM)
.2 MSFL 2000 (OHMM)
150 DTCF 50 (usec/ft)
.6 NPHI 0 (V/V)
0 PE 20 (B/e)
2 GDEN 3 (G/C3)
2 RHOB 3 (G/C3)
.5 Bvw 0 (V/V)
.5 Bvxo 0 (V/V)
.5 PhiE 0 (V/V)
.5 COREPHI -.5 (V/V)
1 Ki 1000 (MD)
1 Sw 0 (V/V)
0 TGas 10 (UNITS)
Formation Analysis
Vsh
Sand
PhiE
Bvw
1475
1500
1525
1550
1575
1600
1625
Kalol
Cambay Shale

GEOGLOBAL RESOURCES INC.

BLOCK CB-ON/2

WELL TD-3

WELL LOG ANALYSIS

Kalol Formation

JAN. 2010 JOB No. 4930 FIGURE No. 2t

Chapman Petroleum Engineering Ltd.

Figure 3a
Tarapur-1 Production Data
GOR (v/v)
OIL Rate (BOPD)
CHP (psi)
THP (psi)
OIL RATE (BOPD); GOR (v/v)
CHP (psi); THP (psi)
300
250
200
150
100
50
0
2000
1800
1600
1400
1200
1000
800
600
400
200
0
11-May-09
26-May-09
10-Jun-09
25-Jun-09
10-Jul-09
25-Jul-09
9-Aug-09
24-Aug-09
8-Sep-09
23-Sep-09
8-Oct-09
23-Oct-09
7-Nov-09
22-Nov-09

Figure 3b
Tarapur-P Production Data
GOR (v/v)
OIL Rate (BOPD)
CHP (psi)
THP (psi)
OIL RATE (BOPD); GOR (v/v)
CHP (psi); THP (psi)
350
300
250
200
150
100
50
0
1600
1400
1200
1000
800
600
400
200
0
11-May-09
26-May-09
10-Jun-09
25-Jun-09
10-Jul-09
25-Jul-09
9-Aug-09
24-Aug-09
8-Sep-09
23-Sep-09
8-Oct-09
23-Oct-09
7-Nov-09
22-Nov-09

Figure 3c
Tarapur-5 Production Data
OIL RATE (BOPD); GOR (v/v)
CHP (psi); THP (psi)
GOR (v/v)
OIL Rate (BOPD)
CHP (psi)
THP (psi)
450
400
350
300
250
200
150
100
50
0
2500
2000
1500
1000
500
0
11-May-09
26-May-09
10-Jun-09
25-Jun-09
10-Jul-09
25-Jul-09
9-Aug-09
24-Aug-09
8-Sep-09
23-Sep-09
8-Oct-09
23-Oct-09
7-Nov-09
22-Nov-09

Figure 3d
TAR-TD2 Production Data
GOR (v/v)
OIL Rate (BOPD)
CHP (psi)
THP (psi)
OIL RATE (BOPD); GOR (v/v)
CHP (psi); THP (psi)
500
450
400
350
300
250
200
150
100
50
0
2000
1800
1600
1400
1200
1000
800
600
400
200
0
11-May-09
26-May-09
10-Jun-09
25-Jun-09
10-Jul-09
25-Jul-09
9-Aug-09
24-Aug-09
8-Sep-09
23-Sep-09
8-Oct-09
23-Oct-09
7-Nov-09
22-Nov-09

Figure 3e
TAR-TD3 Production Data
GOR (v/v)
OIL Rate (BOPD)
CHP (psi)
THP (psi)
OIL RATE (BOPD); GOR (v/v)
CHP (psi); THP (psi)
0
50
100
150
200
250
300
350
400
200
400
600
800
1000
1200
1400
11-May-09
26-May-09
10-Jun-09
25-Jun-09
10-Jul-09
25-Jul-09
9-Aug-09
24-Aug-09
8-Sep-09
23-Sep-09
8-Oct-09
23-Oct-09
7-Nov-09
22-Nov-09

Table 2

Summary of Gross Reserves
January 1, 2010

Tarapur, India

			Current or
			Initial		API	Ultimate	Cum
			Rate			ROIP	Prod.	ROIP
Description			STB/d		(Deg)	(MSTB)	(MSTB)	(MSTB)	Reference
LIGHT & MEDIUM OIL
Proved Developed Producing
TAR - 1	Kalol (main structure)		50		45	156	14	142	Table 2a
TAR - P	Kalol (main structure)		37		45	104	11	93	Table 2b
TAR - 5	Kalol (main structure)		150		45	261	35	226	Table 2c
TAR - TD2	Kalol (main structure)		40		45	130	5	125	Table 2d
TAR - TD3	Kalol (main structure)		45		45	130	6	125	Table 2e
Total Proved Developed Producing			322			781	71	710

Proved Developed Non-Producing
TAR - TD1	Kalol (main structure)		50	Jan-10	45	130	0	130	Table 2f
Total Proved Developed Non-Producing						130	0	130
	Total Proved					911	0	840

Probable
Probable Developed Producing
TAR - 1	Kalol (main structure)	(Incr.)			45	96	0	96	Table 2a, Figure 3a
TAR - P	Kalol (main structure)	(Incr.)			45	116	0	116	Table 2b, Figure 3b
TAR - 5	Kalol (main structure)	(Incr.)			45	242	0	242	Table 2c, Figure 3c
TAR - TD2	Kalol (main structure)	(Incr)			45	139	0	139	Table 2d, Figure 3d
TAR - TD3	Kalol (main structure)	(Incr)			45	137	0	137	Table 2e, Figure 3e

Probable Developed Non-Producing
TAR - TD1	Kalol (main structure)	(Incr)	50	Jan-10	45	127	0	127	Table 2f
TAR-6	Kalol		130	Jan-12	45	261	0	261	Table 2g
TAR-6-A1	Kalol		120	Jan-12	45	256	0	256	Table 2h
TAR-6-A2	Kalol		120	Jan-12	45	268	0	268	Table 2i
TAR-6-A3	Kalol		120	Jan-12	45	225	0	225	Table 2j
TAR-6-A4	Kalol		90	Jan-12	45	171	0	171	Table 2k
TAR-6-A5	Kalol		130	Jan-12	45	256	0	256	Table 2l
TAR-6-A6	Kalol		100	Jan-12	45	198	0	198	Table 2m
TAR-6-A7	Kalol		100	Jan-12	45	193	0	193	Table 2n
TAR 4	Kalol		200	Jan-13	45	490	0	490	Table 2o

Probable Undeveloped
Loc. TAR-4-D1	Kalol		200	Jan-13	45	490	0	490	Table 2o
	Total Probable					3,665	0	3,665
Total Proved Plus Probable						4,576	0	4,505

Table 2

Summary of Gross Reserves
January 1, 2010

Tarapur, India

			Current or
				Initial	Ultimate	Cumulative	Remaining	Remaining
			Rate	RGIP	Production	RGIP (raw)	RGIP (sales)
	Description		Mscf/d	(MMscf)	(MMscf)	(MMscf)	(MMscf)	Reference
ASSOCIATED AND NON-ASSOCIATED GAS
Probable Developed Non-Producing (Incremental)
TAR G	Kalol	(Incr.)	1,500	4,805	0	4,805	4,469	Table 2o
	Total Probable			4,805	0	4,805	4,469
	Total Proved Plus Probable			4,805	0	4,805	4,469

	SOLUTION GAS

Proved
	Total Proved Solution Gas		208	680	0	680	632	Table 4b
	Total Proved			680	0	680	632

Probable
	Total Probable Solution Gas	(Incr.)		537	0	537	500	Table 4c
	Total Probable			537	0	537	500
	Total Proved Plus Probable			1,217	0	1,217	1,132

Table 2a

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Tarapur 1 Kalol (1)
		Proved		Proved
		Developed Producing		Plus Probable

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,313		3,313
	Reservoir Temperature, deg F	230		230
	Average Porosity, %	21.9		21.9
	Average Water Saturation, %	33.3		33.3
	Formation Volume Factor, RB/STB	1.250		1.250

	Petroleum Initially-in-Place, STB/ac.ft	906.6		906.6
	Recovery Factor, %	7.1	(2)	12

RESERVES

	Net Pay, ft	27.5		27.5
	Area, acres	87		87

	Petroleum Initially-in-Place, STB	2,188,986		2,188,986
	Reserves Initially-in-Place, STB	156,018		251,733
	Cumulative Production, STB	13,779		13,779
	Remaining Reserves, STB	142,239		237,953

Note:	(1) Interval 1477.5 - 1495.2 m KB
	(2) Based on Production Performance

Table 2b

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Tarapur P Kalol (1)
		Proved		Proved
		Developed Producing		Plus Probable

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	2,740		2,740
	Reservoir Temperature, deg F	225		225
	Average Porosity, %	20.8		20.8
	Average Water Saturation, %	27.9		27.9
	Formation Volume Factor, RB/STB	1.250		1.250

	Petroleum Initially-in-Place, STB/ac.ft	930.8		930.8
	Recovery Factor, %	3.3	(2)	7

RESERVES

	Net Pay, ft	38.5		38.5
	Area, acres	87		87

	Petroleum Initially-in-Place, STB	3,146,383		3,146,383
	Reserves Initially-in-Place, STB	104,012		220,247
	Cumulative Production, STB	11,056		11,056
	Remaining Reserves, STB	92,956		209,190

Note:	(1) Interval 1490.1 - 1507.4 m KB
	(2) Based on Production Performance

Table 2c

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Tarapur 5 Kalol (1)
		Proved		Proved
		Developed Producing		Plus Probable

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,331		3,331
	Reservoir Temperature, deg F	230		230
	Average Porosity, %	25.3		25.3
	Average Water Saturation, %	13.5		13.5
	Formation Volume Factor, RB/STB	1.250		1.250

	Petroleum Initially-in-Place, STB/ac.ft	1358.2		1358.2
	Recovery Factor, %	4.1	(2)	8

RESERVES

	Net Pay, ft	52.8		52.8
	Area, acres	87		87

	Petroleum Initially-in-Place, STB	6,296,398		6,296,398
	Reserves Initially-in-Place, STB	261,258		503,712
	Cumulative Production, STB	35,473		35,473
	Remaining Reserves, STB	225,785		468,239

Note:	(1) Interval 1533.0 - 1556.5 m KB
	(2) Based on Production Performance

Table 2d

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		TD 2 Kalol (1)
		Proved		Proved
		Developed Producing		Plus Probable

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,200		3,200
	Reservoir Temperature, deg F	230		230
	Average Porosity, %	13.4		13.4
	Average Water Saturation, %	26.9		26.9
	Formation Volume Factor, RB/STB	1.250		1.250

	Petroleum Initially-in-Place, STB/ac.ft	607.9		607.9
	Recovery Factor, %	4.3	(2)	9

RESERVES

	Net Pay, ft	56.1		56.1
	Area, acres	87		87

	Petroleum Initially-in-Place, STB	2,994,260		2,994,260
	Reserves Initially-in-Place, STB	130,015		269,483
	Cumulative Production, STB	5,469		5,469
	Remaining Reserves, STB	124,546		264,013

Note:	(1) Interval 1538.7 - 1684.9 m KB
	(2) Based on Production Performance

Table 2e

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		TD 3 Kalol (1)
		Proved		Proved
		Developed Producing		Plus Probable

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,200		3,200
	Reservoir Temperature, deg F	230		230
	Average Porosity, %	15.4		15.4
	Average Water Saturation, %	29.4		29.4
	Formation Volume Factor, RB/STB	1.250		1.250

	Petroleum Initially-in-Place, STB/ac.ft	674.8		674.8
	Recovery Factor, %	4.9	(2)	10

RESERVES

	Net Pay, ft	45.0		45.0
	Area, acres	87		87

	Petroleum Initially-in-Place, STB	2,666,135		2,666,135
	Reserves Initially-in-Place, STB	130,070		266,614
	Cumulative Production, STB	5,524		5,524
	Remaining Reserves, STB	124,546		261,089

Note:	(1) Interval 1493.7 - 1620.9 m KB
	(2) Based on Production Performance

Table 2f

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		TD 1 Kalol (1)
		Proved		Proved
		Developed Non-Producing		Plus Probable

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,200		3,200
	Reservoir Temperature, deg F	230		230
	Average Porosity, %	13.1		13.1
	Average Water Saturation, %	27.4		27.4
	Formation Volume Factor, RB/STB	1.250		1.250

	Petroleum Initially-in-Place, STB/ac.ft	590.3		590.3
	Recovery Factor, %	5.6	(2)	11

RESERVES

	Net Pay, ft	45.0		45.0
	Area, acres	87		87

	Petroleum Initially-in-Place, STB	2,332,275		2,332,275
	Reserves Initially-in-Place, STB	130,016		256,550
	Cumulative Production, STB	0		0
	Remaining Reserves, STB	130,016		256,550

Note:	(1) Interval 1539.5 - 1688.7 m KB
	(2) Based on Production Performance

Table 2g

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Probable Developed Non-Producing
		Tarapur 6 Kalol (1)

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,547
	Reservoir Temperature, deg F	232
	Average Porosity, %	23.1
	Average Water Saturation, %	24.2
	Formation Volume Factor, RB/STB	1.250

	Petroleum Initially-in-Place, STB/ac.ft	1086.7
	Recovery Factor, %	6

RESERVES

	Net Pay, ft	50.0
	Area, acres	80

	Petroleum Initially-in-Place, STB	4,346,800
	Reserves Initially-in-Place, STB	260,808
	Cumulative Production, STB	0
	Remaining Reserves, STB	260,808

Note:	(1) Interval 1623.6 - 1648.8 m KB

Table 2h

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Probable Developed Non-Producing
		Tar 6-A1 Kalol (1)

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,200
	Reservoir Temperature, deg F	230
	Average Porosity, %	16.8
	Average Water Saturation, %	30.1
	Formation Volume Factor, RB/STB	1.250

	Petroleum Initially-in-Place, STB/ac.ft	728.8
	Recovery Factor, %	8

RESERVES

	Net Pay, ft	50.0
	Area, acres	87

	Petroleum Initially-in-Place, STB	3,199,432
	Reserves Initially-in-Place, STB	255,955
	Cumulative Production, STB	0
	Remaining Reserves, STB	255,955

Note:	(1) Interval 1551.0 - 1790.8 m KB

Table 2i

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Probable Developed Non-Producing
		Tar 6-A2 Kalol (1)

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,200
	Reservoir Temperature, deg F	230
	Average Porosity, %	18.2
	Average Water Saturation, %	33.3
	Formation Volume Factor, RB/STB	1.250

	Petroleum Initially-in-Place, STB/ac.ft	753.4
	Recovery Factor, %	9

RESERVES

	Net Pay, ft	45.0
	Area, acres	87

	Petroleum Initially-in-Place, STB	2,976,684
	Reserves Initially-in-Place, STB	267,902
	Cumulative Production, STB	0
	Remaining Reserves, STB	267,902

Note:	(1) Interval 1539.3 - 1784.3 m KB

Table 2j

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Probable Developed Non-Producing
		Tar 6-A3 Kalol (1)

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,200
	Reservoir Temperature, deg F	230
	Average Porosity, %	24.2
	Average Water Saturation, %	31.9
	Formation Volume Factor, RB/STB	1.250

	Petroleum Initially-in-Place, STB/ac.ft	1022.8
	Recovery Factor, %	10

RESERVES

	Net Pay, ft	25.0
	Area, acres	87

	Petroleum Initially-in-Place, STB	2,245,046
	Reserves Initially-in-Place, STB	224,505
	Cumulative Production, STB	0
	Remaining Reserves, STB	224,505

Note:	(1) Interval 1541.37 - 1742.8 m KB

Table 2k

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Probable Developed Non-Producing
		Tar 6-A4 Kalol (1)

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,200
	Reservoir Temperature, deg F	230
	Average Porosity, %	13.0
	Average Water Saturation, %	31.2
	Formation Volume Factor, RB/STB	1.250

	Petroleum Initially-in-Place, STB/ac.ft	555.1
	Recovery Factor, %	7

RESERVES

	Net Pay, ft	50.0
	Area, acres	87

	Petroleum Initially-in-Place, STB	2,436,889
	Reserves Initially-in-Place, STB	170,582
	Cumulative Production, STB	0
	Remaining Reserves, STB	170,582

Note:	(1) Interval 1554.8 - 1797.8 m KB

Table 2l

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Probable Developed Non-Producing
		Tar 6-A5 Kalol (1)

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,200
	Reservoir Temperature, deg F	230
	Average Porosity, %	20.0
	Average Water Saturation, %	34.7
	Formation Volume Factor, RB/STB	1.250

	Petroleum Initially-in-Place, STB/ac.ft	810.6
	Recovery Factor, %	9

RESERVES

	Net Pay, ft	40.0
	Area, acres	87

	Petroleum Initially-in-Place, STB	2,846,827
	Reserves Initially-in-Place, STB	256,214
	Cumulative Production, STB	0
	Remaining Reserves, STB	256,214

Note:	(1) Interval 1564.0 - 1818.8 m KB

Table 2m

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Probable Developed Non-Producing
		Tar 6-A6 Kalol (1)

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,200
	Reservoir Temperature, deg F	230
	Average Porosity, %	16.6
	Average Water Saturation, %	31.6
	Formation Volume Factor, RB/STB	1.250

	Petroleum Initially-in-Place, STB/ac.ft	704.7
	Recovery Factor, %	8

RESERVES

	Net Pay, ft	40.0
	Area, acres	87

	Petroleum Initially-in-Place, STB	2,474,907
	Reserves Initially-in-Place, STB	197,993
	Cumulative Production, STB	0
	Remaining Reserves, STB	197,993

Note:	(1) Interval 1515.4 - 1729.9 m KB

Table 2n

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Probable Developed Non-Producing
		Tar 6-A7 Kalol (1)

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,200
	Reservoir Temperature, deg F	230
	Average Porosity, %	14.4
	Average Water Saturation, %	31.6
	Formation Volume Factor, RB/STB	1.250

	Petroleum Initially-in-Place, STB/ac.ft	611.3
	Recovery Factor, %	8

RESERVES

	Net Pay, ft	45.0
	Area, acres	87

	Petroleum Initially-in-Place, STB	2,415,246
	Reserves Initially-in-Place, STB	193,220
	Cumulative Production, STB	0
	Remaining Reserves, STB	193,220

Note:	(1) Interval 1502.4 - 1713.4 m KB

Table 2o

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Probable Developed
		Tarapur 4 Total Structure Kalol (1)

PRODUCT TYPE
	Light and Medium Oil

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,266
	Reservoir Temperature, deg F	231
	Average Porosity, %	25.1
	Average Water Saturation, %	21.3
	Formation Volume Factor, RB/STB	1.250

	Petroleum Initially-in-Place, STB/ac.ft	1226.0
	Recovery Factor, %	9

RESERVES

	Net Pay, ft	70.0
	Area, acres	127

	Petroleum Initially-in-Place, STB	10,899,140
	Reserves Initially-in-Place, STB	980,923
	Cumulative Production, STB	0
	Remaining Reserves, STB	980,923

Note:	(1) Interval 1597.4 - 1626.4 m KB

Table 2p

SUMMARY OF GROSS RESERVES AND RESERVOIR PARAMETERS
January 1, 2010

Tarapur, India

		Probable Developed
		Tarapur G Kalol (1)

PRODUCT TYPE
	Non-Associated Gas

RESERVOIR PARAMETERS

	Reservoir Pressure, psia	3,400
	Reservoir Temperature, deg F	239
	Average Porosity, %	21.8
	Average Water Saturation, %	30.3
	Compressibility Factor, Z	0.924

	Petroleum Initially-in-Place, Mscf/ac.ft	1236.7
	Reservoir Loss, %	30.0
	Surface Loss, %	7.0

RESERVES

	Net Pay, ft	50.0
	Area, acres	111

	Petroleum Initially-in-Place, MMscf	6,864
	Reserves Initially-in-Place, MMscf	4,805
	Cumulative Production, Mscf	0
	Remaining Raw Reserves, MMscf	4,805
	Remaining Marketable Reserves, MMscf	4,469

	NGL's Recovery, bbl/MMscf	16
	Remaining NGL's, bbls	76,880

Note:	(1) Interval 1557.8 - 1581.9 m KB

Table 3a
Summary of Anticipated Capital Expenditures
Development
January 1, 2010
GeoGlobal Resources Inc.
Tarapur, India
			Capital	Gross	Net
			Interest	Capital	Capital
Description	Date	Operation	%	M$	M$
Probable
Light & Medium Oil
Well TAR-1	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-P	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-5	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-TD1	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-TD2	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-TD3	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-6	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-6-A1	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-6-A2	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-6-A3	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-6-A4	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-6-A5	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-6-A6	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
Well TAR-6-A7	Jan 2012	Recomplete well as a slant frac hole completion	14.0000%	500	70
TAR-6	Jan 2012	Install facilities and tie-ins for 7 wells	14.0000%	1,750	245
Loc. TAR-4-D1	Jan 2013	Drill, complete, and tie in one development location	14.0000%	2,500	350
TAR-4	Jan 2013	Recomplete well as a slant frac hole completion	14.0000%	500	70
TAR-4	Jan 2013	Install facilities and tie-ins for two wells	14.0000%	500	70
TAR-G	Jan 2013	Install facilities and tie-ins for single flowing gas well	14.0000%	500	70
		Total Probable		12,750	1,785

Table 3b
Summary of Anticipated Capital Expenditures
Abandonment and Restoration
January 1, 2010
GeoGlobal Resources Inc.
Tarapur, India
		Capital	Gross	Net
		Interest	Capital	Capital
Description	Well Parameters	%	M$	M$
Light & Medium Oil
Well TAR-1	Abandon location and reclaim the land	14.0000	100	14
Well TAR-P	Abandon location and reclaim the land	14.0000	100	14
Well TAR-5	Abandon location and reclaim the land	14.0000	100	14
Well TAR-TD1	Abandon location and reclaim the land	14.0000	100	14
Well TAR-TD2	Abandon location and reclaim the land	14.0000	100	14
Well TAR-TD3	Abandon location and reclaim the land	14.0000	100	14
Well TAR-6	Abandon location and reclaim the land	14.0000	100	14
Well TAR-6-A1	Abandon location and reclaim the land	14.0000	100	14
Well TAR-6-A2	Abandon location and reclaim the land	14.0000	100	14
Well TAR-6-A3	Abandon location and reclaim the land	14.0000	100	14
Well TAR-6-A4	Abandon location and reclaim the land	14.0000	100	14
Well TAR-6-A5	Abandon location and reclaim the land	14.0000	100	14
Well TAR-6-A6	Abandon location and reclaim the land	14.0000	100	14
Well TAR-6-A7	Abandon location and reclaim the land	14.0000	100	14
Well TAR-4	Abandon location and reclaim the land	14.0000	100	14
Loc. TAR-4-D1	Abandon location and reclaim the land	14.0000	100	14
Associated & Non-Associated Gas
Well TAR-G	Abandon location and reclaim the land	14.0000	100	14
	Total Abandonment and Restoration		1,700	238

Table 4a, Page 1
GEOGLOBAL RESOURCES INC.
Block CB-ON/2, Tarapur, India
Proved Developed Producing
Production and Capital Forecast

			Tarapur Wells
			TAR MAIN TAR - 1 Kalol	TAR MAIN TAR - P Kalol	TAR MAIN TAR - 5 Kalol	TAR MAIN TD-2 Kalol	TAR MAIN TD-3 Kalol	Total Oil Production		Solution Gas Sales	Total Gas
Year	Days On	Well Count	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/yr.	Mscf/d	Mscf/d	Mscf/yr.	Total Capital
2010	365	5.0	50	37	150	40	45	322	117,530	178	178	65,007	0
2011	365	5.0	46	33	126	37	41	283	103,296	158	158	57,514	0
2012	365	5.0	42	30	106	34	38	249	90,950	140	140	50,970	0
2013	365	5.0	38	27	89	32	34	220	80,221	124	124	45,243	0
2014	365	5.0	35	24	75	29	31	194	70,883	110	110	40,223	0
2015	365	5.0	32	22	63	27	29	172	62,741	98	98	35,815	0
2016	365	5.0	29	20	53	25	26	152	55,628	87	87	31,937	0
2017	365	5.0	27	18	44	23	24	135	49,405	78	78	28,521	0
2018	365	5.0	24	16	37	21	22	120	43,948	70	70	25,505	0
2019	365	5.0	22	14	31	20	20	107	39,157	63	63	22,839	0
2020	365	5.0	20	13	26	18	18	96	34,941	56	56	20,478	0
2021	365	5.0	19	12	22	17	17	86	31,226	50	50	18,384	0
2022	365	5.0	17	10	18	16	15	77	27,945	45	45	16,524	0
2023	365	5.0	16	9	15	14	14	69	25,044	41	41	14,868	0
2024	365	5.0	14	8	13	13	13	62	22,474	37	37	13,393	0
2025	365	5.0	13	8	11	12	12	55	20,193	33	33	12,076	0
2026	365	5.0	12	7	9	11	11	50	18,165	30	30	10,899	0
2027	365	5.0	11	6	8	10	10	45	16,360	27	27	9,847	100
2028	365	4.0	10	6	0	10	9	34	12,402	21	21	7,846	100
2029	365	3.0	9	5	0	9	0	23	8,390	15	15	5,399	300
Total			142,239	92,956	225,785	124,546	124,546		710,072	533,287		410,767	500
Decline % =			9%	10%	16%	8%	9%					Total Capital =	0
Average GOR	Scf/STB		600	800	450	600	600

Table 4a, Page 2
GEOGLOBAL RESOURCES INC.
Block CB-ON/2, Tarapur, India
Proved Developed Producing
Revenue and Production Splits
						Operating Costs
	Gross Oil Production	Gross Gas Production	Oil Price	Gas Price	Gross Revenue	Fixed	Variable		Total	Annual Costs For Recovery	Cumulative Outstanding Costs	Contractor Cumulative Cash Flow	Contractor's Cost Petroleum Revenue	Contractor's Profit Petroleum Revenue	Capital Portion of Cost Petroleum	Opex Portion of Cost Petroleum	Company Share Sales Oil	Company Share Sales Gas	Company Share of Revenue
Year	STB/Yr	Mscf/yr.	$/STB	$/Mscf	M$/yr	M$/yr	Oil M$/yr	Gas M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	MSTB	MMscf	M$/yr
2010	117,530	65,007	57.80	7.00	7,248	700	313	23	1,035	1,035	40,956	(33,426)	5,799	1,450	4,763	1,035	21	12	1,301
2011	103,296	57,514	57.80	7.00	6,373	700	275	20	995	995	36,152	(28,048)	5,099	1,275	4,104	995	18	10	1,138
2012	90,950	50,970	57.80	7.00	5,614	700	242	18	960	960	32,013	(23,394)	4,491	1,123	3,531	960	16	9	998
2013	80,221	45,243	57.80	7.00	4,953	700	213	16	929	929	28,452	(19,370)	3,963	991	3,034	929	14	8	876
2014	70,883	40,223	57.80	7.00	4,379	700	189	14	903	903	25,392	(15,894)	3,503	876	2,600	903	12	7	769
2015	62,741	35,815	57.80	7.00	3,877	700	167	13	879	879	22,768	(12,896)	3,102	775	2,222	879	11	6	676
2016	55,628	31,937	57.80	7.00	3,439	700	148	11	859	859	20,526	(10,316)	2,751	688	1,892	859	10	6	595
2017	49,405	28,521	57.80	7.00	3,055	700	131	10	841	841	18,616	(8,103)	2,444	611	1,603	841	8	5	524
2018	43,948	25,505	57.80	7.00	2,719	700	117	9	826	826	16,997	(6,210)	2,175	544	1,349	826	7	4	462
2019	39,157	22,839	57.80	7.00	2,423	700	104	8	812	812	15,635	(4,599)	1,939	485	1,126	812	7	4	407
2020	34,941	20,478	57.80	7.00	2,163	700	93	7	800	800	14,496	(3,236)	1,730	433	930	800	6	3	359
2021	31,226	18,384	57.80	7.00	1,934	700	83	6	789	789	13,555	(2,092)	1,547	387	757	789	5	3	316
2022	27,945	16,524	57.80	7.00	1,731	700	74	6	780	780	12,789	(1,141)	1,385	346	605	780	4	3	279
2023	25,044	14,868	57.80	7.00	1,552	700	67	5	772	772	12,176	(361)	1,241	310	469	772	4	2	245
2024	22,474	13,393	57.80	7.00	1,393	700	60	5	764	764	11,699	267	1,114	279	350	764	3	2	216
2025	20,193	12,076	57.80	7.00	1,252	700	54	4	758	758	11,343	761	1,001	250	243	758	3	2	190
2026	18,165	10,899	57.80	7.00	1,126	700	48	4	752	752	11,093	1,112	901	203	149	752	3	2	163
2027	16,360	9,847	57.80	7.00	1,015	700	44	3	747	847	11,039	1,260	812	183	0	812	2	1	139
2028	12,402	7,846	57.80	7.00	772	600	33	3	636	736	10,964	1,280	617	139	0	617	2	1	106
2029	8,390	5,399	57.80	7.00	523	500	22	2	524	824	11,170	968	418	94	0	418	1	1	72
Total	930,898	533,287			57,539	13,700	2,476	187	16,363	16,863			46,031	11,439	29,728	16,303	159	91	9,830
							2.66	0.35		Contractor Sunk Capital =	43,900		80%
							per barrel	per Mscf					maximum
													cost recovery

Table 4a, Page 3
GEOGLOBAL RESOURCES INC.
Block CB-ON/2, Tarapur, India
Proved Developed Producing
R Factor Determination								Company Net Cash Flow

														Discounted @
	Contractor Cum Net Cash Income	Contractor Capital	Capital Int.	Company Net Capital	Contractor Cum Net Capital	R Factor	Contractor Profit Share		Company Net Cash Flow	Company Taxable Income	Available Tax Pools	Company Income Tax	Company After Tax Cash Flow	5%	10%	15%	20%
Year	M$	M$/yr		M$/yr	M$	Ratio	Frac.	Year	M$	M$	M$	M$	M$	M$	M$	M$	M$
2010	10,474	0	14.00%	0	43,900	0.24	1.0	2010	1,156	0	7,988	0	1,156	1,128	1,102	1,078	1,055
2011	15,852	0	14.00%	0	43,900	0.36	1.0	2011	999	0	6,832	0	999	929	866	810	760
2012	20,506	0	14.00%	0	43,900	0.47	1.0	2012	863	0	5,833	0	863	764	680	609	547
2013	24,530	0	14.00%	0	43,900	0.56	1.0	2013	745	0	4,969	0	745	628	534	457	394
2014	28,006	0	14.00%	0	43,900	0.64	1.0	2014	643	0	4,224	0	643	516	419	343	283
2015	31,004	0	14.00%	0	43,900	0.71	1.0	2015	553	0	3,581	0	553	423	327	256	203
2016	33,584	0	14.00%	0	43,900	0.77	1.0	2016	475	0	3,028	0	475	346	255	191	145
2017	35,797	0	14.00%	0	43,900	0.82	1.0	2017	406	0	2,554	0	406	282	199	142	103
2018	37,690	0	14.00%	0	43,900	0.86	1.0	2018	346	0	2,147	0	346	229	154	105	73
2019	39,301	0	14.00%	0	43,900	0.90	1.0	2019	293	0	1,802	0	293	184	119	78	52
2020	40,664	0	14.00%	0	43,900	0.93	1.0	2020	247	0	1,508	0	247	148	91	57	36
2021	41,808	0	14.00%	0	43,900	0.95	1.0	2021	206	0	1,262	0	206	117	69	41	25
2022	42,759	0	14.00%	0	43,900	0.97	1.0	2022	169	0	1,056	0	169	92	51	30	17
2023	43,539	0	14.00%	0	43,900	0.99	1.0	2023	137	0	887	0	137	71	38	21	12
2024	44,167	0	14.00%	0	43,900	1.01	1.0	2024	109	0	749	0	109	54	27	14	8
2025	44,661	0	14.00%	0	43,900	1.02	0.90	2025	84	0	641	0	84	39	19	10	5
2026	45,012	0	14.00%	0	43,900	1.03	0.90	2026	58	0	557	0	58	26	12	6	3
2027	45,260	100	14.00%	14	44,000	1.03	0.90	2027	21	0	499	0	21	9	4	2	1
2028	45,380	100	14.00%	14	44,100	1.03	0.90	2028	3	0	473	0	3	1	0	0	0
2029	45,368	300	14.00%	42	44,400	1.02	0.90	2029	(44)	0	454	0	(44)	(17)	(7)	(3)	(1)
Total		500		70				Total	7,469			0	7,469	5,968	4,960	4,247	3,722
												Company Capital Interest =	14.0%
												Company Working Interest =	14.0%
												Capex Recovery=	20.0%

Table 4b, Page 1
GEOGLOBAL RESOURCES INC.
Block CB-ON/2, Tarapur, India
Total Proved
Production and Capital Forecast
			Tarapur Wells
			TAR MAIN TAR - 1 Kalol	TAR MAIN TAR - P Kalol	TAR MAIN TAR - 5 Kalol	TAR MAIN TD-1 Kalol	TAR MAIN TD-2 Kalol	TAR MAIN TD-3 Kalol	Total Oil Production		Solution Gas Sales	Total Gas
Year	Days On	Well Count	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/yr.	Mscf/d	Mscf/d	Mscf/yr.	Total Capital
2010	365	6.0	50	37	150	50	40	45	372	135,780	208	208	75,957	0
2011	365	6.0	46	33	126	45	37	41	328	119,793	185	185	67,412	0
2012	365	6.0	42	30	106	41	34	38	290	105,861	164	164	59,917	0
2013	365	6.0	38	27	89	37	32	34	257	93,700	146	146	53,330	0
2014	365	6.0	35	24	75	33	29	31	228	83,067	130	130	47,533	0
2015	365	6.0	32	22	63	30	27	29	202	73,754	116	116	42,423	0
2016	365	6.0	29	20	53	27	25	26	180	65,584	104	104	37,911	0
2017	365	6.0	27	18	44	25	23	24	160	58,404	93	93	33,920	0
2018	365	6.0	24	16	37	22	21	22	143	52,083	83	83	30,386	0
2019	365	6.0	22	14	31	20	20	20	127	46,510	75	75	27,251	0
2020	365	6.0	20	13	26	18	18	18	114	41,588	67	67	24,466	0
2021	365	6.0	19	12	22	16	17	17	102	37,234	60	60	21,989	0
2022	365	6.0	17	10	18	15	16	15	91	33,376	54	54	19,782	0
2023	365	6.0	16	9	15	13	14	14	82	29,953	49	49	17,813	0
2024	365	6.0	14	8	13	12	13	13	74	26,911	44	44	16,055	0
2025	365	6.0	13	8	11	11	12	12	66	24,204	40	40	14,483	0
2026	365	6.0	12	7	9	10	11	11	60	21,791	36	36	13,075	0
2027	365	6.0	11	6	8	9	10	10	54	19,637	32	32	11,813	100
2028	365	5.0	10	6	0	8	10	9	42	15,364	26	26	9,624	100
2029	365	4.0	9	5	0	7	9	0	30	11,068	19	19	7,005	400
Total			142,239	92,956	225,785	130,016	124,546	124,546		840,088	632,145		488,776	600
Decline % =			9%	10%	16%	10%	8%	9%
Average GOR	Scf/STB		600	800	450	600	600	600

Table 4b, Page 2
GEOGLOBAL RESOURCES INC.
Block CB-ON/2, Tarapur, India
Total Proved
Revenue and Production Splits

							Operating Costs
	Gross Oil Production	Gross Gas Production	Oil Price	Gas Price	Gross Revenue	Royalties + Cess	Fixed	Variable		Total	Annual Costs For Recovery	Cumulative Outstanding Costs	Contractor Cumulative Cash Flow	Contractor's Cost Petroleum Revenue	Contractor's Profit Petroleum Revenue	Capital Portion of Cost Petroleum	Opex Portion of Cost Petroleum	Company Share Sales Oil	Company Share Sales Gas	Company Share of Revenue
Year	STB/Yr	Mscf/yr.	$/STB	$/Mscf	M$/yr	M$/yr	M$/yr	Oil M$/yr	Gas M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	MSTB	MMscf	M$/yr
2010	135,780	75,957	57.80	7.00	8,380	0	800	361	27	1,188	1,188	41,108	(32,447)	6,704	1,676	5,516	1,188	24	14	1,504
2011	119,793	67,412	57.80	7.00	7,396	0	800	319	24	1,142	1,142	35,547	(26,194)	5,917	1,479	4,774	1,142	21	12	1,322
2012	105,861	59,917	57.80	7.00	6,538	0	800	282	21	1,103	1,103	30,733	(20,758)	5,231	1,308	4,128	1,103	19	11	1,163
2013	93,700	53,330	57.80	7.00	5,789	0	800	249	19	1,068	1,068	26,570	(16,037)	4,631	1,158	3,563	1,068	17	9	1,024
2014	83,067	47,533	57.80	7.00	5,134	0	800	221	17	1,038	1,038	22,976	(11,940)	4,107	1,027	3,070	1,038	15	8	903
2015	73,754	42,423	57.80	7.00	4,560	0	800	196	15	1,011	1,011	19,880	(8,391)	3,648	912	2,637	1,011	13	7	797
2016	65,584	37,911	57.80	7.00	4,056	0	800	174	13	988	988	17,220	(5,323)	3,245	811	2,257	988	11	7	703
2017	58,404	33,920	57.80	7.00	3,613	0	800	155	12	967	967	14,942	(2,677)	2,891	723	1,923	967	10	6	621
2018	52,083	30,386	57.80	7.00	3,223	0	800	139	11	949	949	13,001	(403)	2,578	645	1,629	949	9	5	549
2019	46,510	27,251	57.80	7.00	2,879	0	800	124	10	933	933	11,355	1,543	2,303	576	1,370	933	8	5	485
2020	41,588	24,466	57.80	7.00	2,575	0	800	111	9	919	919	9,971	3,199	2,060	515	1,141	919	7	4	429
2021	37,234	21,989	57.80	7.00	2,306	0	800	99	8	907	907	8,818	4,552	1,845	415	938	907	6	4	373
2022	33,376	19,782	57.80	7.00	2,068	0	800	89	7	896	896	7,869	5,682	1,654	372	758	896	5	3	329
2023	29,953	17,813	57.80	7.00	1,856	0	800	80	6	886	886	7,101	6,615	1,485	334	599	886	5	3	291
2024	26,911	16,055	57.80	7.00	1,668	0	800	72	6	877	877	6,493	7,373	1,334	300	457	877	4	2	256
2025	24,204	14,483	57.80	7.00	1,500	0	800	64	5	869	869	6,028	7,973	1,200	270	331	869	4	2	226
2026	21,791	13,075	57.80	7.00	1,351	0	800	58	5	863	863	5,691	8,435	1,081	243	218	863	3	2	198
2027	19,637	11,813	57.80	7.00	1,218	0	800	52	4	856	956	5,566	8,672	974	219	18	956	3	2	168
2028	15,364	9,624	57.80	7.00	955	0	700	41	3	744	844	5,436	8,764	764	172	0	764	2	1	131
2029	11,068	7,005	57.80	7.00	689	0	600	29	2	632	1,032	5,704	8,407	551	124	0	551	2	1	94
Total	1,095,661	632,145			67,754	0	15,700	2,914	221	18,836	19,436			54,203	13,279	35,328	18,875	187	108	11,567
								2.66	0.35		Contractor Sunk Capital =	43,900		80%
								per barrel	per Mscf					maximum
														cost recovery

Table 4b, Page 3
GEOGLOBAL RESOURCES INC.
Block CB-ON/2, Tarapur, India
Total Proved
R Factor Determination								Company Net Cash Flow
														Discounted @
	Contractor Cum Net Cash Income	Contractor Capital	Capital Int.	Company Net Capital	Contractor Cum Net Capital	R Factor	Contractor Profit Share		Company Net Cash Flow	Company Taxable Income	Available Tax Pools	Company Income Tax	Company After Tax Cash Flow	5%	10%	15%	20%
Year	M$	M$/yr		M$/yr	M$	Ratio	Frac.	Year	M$	M$	M$	M$	M$	M$	M$	M$	M$
2010	11,453	0	14.00%	0	43,900	0.26	1.0	2010	1,338	0	7,988	0	1,338	1,306	1,276	1,248	1,221
2011	17,706	0	14.00%	0	43,900	0.40	1.0	2011	1,162	0	6,650	0	1,162	1,080	1,007	942	884
2012	23,142	0	14.00%	0	43,900	0.53	1.0	2012	1,009	0	5,488	0	1,009	893	795	711	639
2013	27,863	0	14.00%	0	43,900	0.63	1.0	2013	875	0	4,479	0	875	737	627	536	462
2014	31,960	0	14.00%	0	43,900	0.73	1.0	2014	758	0	3,604	0	758	608	493	404	334
2015	35,509	0	14.00%	0	43,900	0.81	1.0	2015	655	0	2,847	0	655	501	388	304	240
2016	38,577	0	14.00%	0	43,900	0.88	1.0	2016	565	0	2,192	0	565	411	304	228	173
2017	41,223	0	14.00%	0	43,900	0.94	1.0	2017	486	0	1,626	0	486	337	238	170	124
2018	43,497	0	14.00%	0	43,900	0.99	1.0	2018	416	0	1,141	0	416	275	185	127	88
2019	45,443	0	14.00%	0	43,900	1.04	1.0	2019	355	0	725	0	355	223	143	94	63
2020	47,099	0	14.00%	0	43,900	1.07	0.90	2020	300	0	370	0	300	180	110	69	44
2021	48,452	0	14.00%	0	43,900	1.10	0.90	2021	246	0	70	0	246	140	82	49	30
2022	49,582	0	14.00%	0	43,900	1.13	0.90	2022	204	52	0	21	182	99	55	32	19
2023	50,515	0	14.00%	0	43,900	1.15	0.90	2023	167	47	0	19	147	76	41	22	13
2024	51,273	0	14.00%	0	43,900	1.17	0.90	2024	133	42	0	17	116	57	29	15	8
2025	51,873	0	14.00%	0	43,900	1.18	0.90	2025	104	38	0	16	88	41	20	10	5
2026	52,335	0	14.00%	0	43,900	1.19	0.90	2026	78	34	0	14	64	28	13	6	3
2027	52,672	100	14.00%	14	44,000	1.20	0.90	2027	34	31	0	13	22	9	4	2	1
2028	52,864	100	14.00%	14	44,100	1.20	0.90	2028	13	24	0	10	3	1	1	0	0
2029	52,907	400	14.00%	56	44,500	1.19	0.90	2029	(50)	0	0	0	(50)	(19)	(8)	(3)	(1)
Total		600		84				Total	8,846			110	8,736	6,985	5,804	4,967	4,350
												Company Capital Interest =	14.0%
												Company Working Interest =	14.0%
												Capex Recovery=	20.0%

Table 4c, Page 1
GEOGLOBAL RESOURCES INC.
Block CB-ON/2, Tarapur, India
Total Proved Plus Probable
Production and Capital Forecast

			Tarapur Wells
			TAR MAIN TAR - 1 Kalol	TAR MAIN TAR - P Kalol	TAR MAIN TAR - 5 Kalol	TAR MAIN TD-1 Kalol	TAR MAIN TD-2 Kalol	TAR MAIN TD-3 Kalol	TAR-6	TAR-6 A1	TAR-6 A2	TAR-6 A3	TAR-6 A4	TAR-6 A5	TAR-6 A6	TAR-6 A7	TAR-4	TAR-4 Dev. 1	Total Oil Production		Solution Gas Sales	TAR - G Kalol	Total Gas
Year	Days On	Well Count	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/d	STB/yr.	Mscf/d	Mscf/d	Mscf/d	Mscf/yr.	Total Capital
2010	365	17.0	50	37	150	50	40	45	-	-	-	-	-	-	-	-	-	-	372	135,780	208	-	208	75,957	0
2011	365	17.0	43	31	134	43	35	39	-	-	-	-	-	-	-	-	-	-	325	118,605	181	-	181	66,045	0
2012	365	17.0	100	100	150	100	100	100	130	120	120	120	90	130	100	100	-	-	1560	569,400	388	-	388	141,438	8,750
2013	365	17.0	85	83	134	87	87	87	107	100	101	97	73	106	82	81	200	200	1710	624,291	334	1500	1834	669,525	4,000
2014	365	17.0	73	69	120	75	76	75	88	83	85	78	59	87	67	66	172	172	1446	527,665	289	1337	1625	593,289	0
2015	365	17.0	62	57	108	65	66	66	72	69	72	63	48	71	55	54	148	148	1223	446,399	249	1191	1441	525,865	0
2016	365	17.0	53	47	97	56	57	57	59	58	60	51	39	58	45	44	127	127	1036	377,993	215	1062	1277	466,217	0
2017	365	17.0	45	39	87	49	50	49	49	48	51	41	31	48	37	36	109	109	878	320,362	186	946	1133	413,429	0
2018	365	17.0	39	33	78	42	43	43	40	40	43	33	25	39	30	29	94	94	745	271,766	161	843	1005	366,699	0
2019	365	17.0	33	27	70	36	38	37	33	33	36	27	21	32	25	24	81	81	632	230,753	140	752	891	325,318	0
2020	365	17.0	28	22	62	32	33	32	27	28	30	22	17	26	20	19	69	69	537	196,109	121	670	791	288,665	0
2021	365	17.0	24	19	56	27	29	28	22	23	25	18	14	21	17	16	60	60	457	166,819	105	597	702	256,191	0
2022	365	17.0	20	15	50	24	25	24	18	19	21	14	11	17	14	13	51	51	389	142,033	91	532	623	227,411	0
2023	365	17.0	17	13	45	20	22	21	15	16	18	11	9	14	11	10	44	44	332	121,040	79	474	553	201,899	0
2024	365	17.0	15	11	40	18	19	18	12	13	15	9	7	12	9	8	38	38	283	103,243	69	423	491	179,279	0
2025	365	17.0	13	9	36	15	16	16	10	11	13	7	6	10	7	7	32	32	241	88,143	60	377	436	159,218	0
2026	365	17.0	11	7	32	13	14	14	8	9	11	6	5	8	6	6	28	28	206	75,319	52	336	387	141,423	0
2027	365	17.0	9	6	29	11	12	12	7	8	9	5	4	6	5	5	24	24	176	64,419	45	299	344	125,636	0
2028	365	17.0	8	5	26	10	11	10	6	6	8	4	3	5	4	4	21	21	151	55,145	39	267	306	111,626	0
2029	365	17.0	7	4	23	9	9	9	5	5	6	3	3	4	3	3	18	18	129	47,248	34	238	272	99,191	0
2030	365	17.0	6	3	21	7	8	8	4	4	5	3	2	3	3	2	15	15	111	40,518	30	212	242	88,153	0
2031	365	17.0	5	3	19	6	7	7	3	4	5	2	2	3	2	2	13	13	95	34,777	26	189	215	78,352	1,700
Total			237,953	209,190	468,239	256,550	264,013	261,089	260,808	255,955	267,902	224,505	170,582	256,214	197,993	193,220	490,462	490,462		4,503,442	1,131,824	4,469,000		5,458,823	14,450
Decline % =			15%	17%	10%	13%	13%	13%	18%	17%	16%	19%	19%	18%	18%	19%	14%	14%				11%
Average GOR		Scf/ STB	600	800	450	600	600	600	350	350	350	350	350	350	350	350	500	500

Table 4c, Page 2
GEOGLOBAL RESOURCES INC.
Block CB-ON/2, Tarapur, India
Total Proved Plus Probable
Revenue and Production Splits

						Operating Costs
	Gross Oil Production	Gross Gas Production	Oil Price	Gas Price	Gross Revenue	Fixed	Variable		Total	Annual Costs For Recovery	Cumulative Outstanding Costs	Contractor Cumulative Cash Flow	Contractor's Cost Petroleum Revenue	Contractor's Profit Petroleum Revenue	Capital Portion of Cost Petroleum	Opex Portion of Cost Petroleum	Company Share Sales Oil	Company Share Sales Gas	Company Share of Revenue
Year	STB/Yr	Mscf/yr.	$/STB	$/Mscf	M$/yr	M$/yr	Oil M$/yr	Gas M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	M$/yr	MSTB	MMscf	M$/yr
2010	135,780	75,957	57.80	7.00	8,380	1,900	361	27	2,288	2,288	42,208	(33,547)	6,704	1,676	4,416	2,288	23	13	1,438
2011	118,605	66,045	57.80	7.00	7,318	1,900	315	23	2,239	2,239	37,743	(28,468)	5,854	1,464	3,616	2,239	20	11	1,241
2012	569,400	141,438	57.80	7.00	33,901	1,900	1,515	50	3,464	12,214	44,103	(6,781)	27,121	6,780	14,907	12,214	95	24	5,641
2013	624,291	669,525	57.80	7.00	40,771	1,900	1,661	234	3,795	7,795	24,777	26,195	24,777	15,994	16,982	7,795	103	110	6,727
2014	527,665	593,289	57.80	7.00	34,652	1,900	1,404	208	3,511	3,511	3,511	57,336	3,511	31,141	0	3,511	74	83	4,851
2015	446,399	525,865	57.80	7.00	29,483	1,900	1,187	184	3,271	3,271	3,271	80,926	3,271	23,590	0	3,271	57	67	3,761
2016	377,993	466,217	57.80	7.00	25,112	1,900	1,005	163	3,069	3,069	3,069	98,560	3,069	17,634	0	3,069	44	54	2,898
2017	320,362	413,429	57.80	7.00	21,411	1,900	852	145	2,897	2,897	2,897	113,372	2,897	14,811	0	2,897	37	48	2,479
2018	271,766	366,699	57.80	7.00	18,275	1,900	723	128	2,751	2,751	2,751	124,238	2,751	10,867	0	2,751	28	38	1,907
2019	230,753	325,318	57.80	7.00	15,615	1,900	614	114	2,628	2,628	2,628	132,030	2,628	7,792	0	2,628	22	30	1,459
2020	196,109	288,665	57.80	7.00	13,356	1,900	522	101	2,523	2,523	2,523	138,530	2,523	6,500	0	2,523	19	27	1,263
2021	166,819	256,191	57.80	7.00	11,435	1,900	444	90	2,433	2,433	2,433	143,932	2,433	5,401	0	2,433	16	25	1,097
2022	142,033	227,411	57.80	7.00	9,801	1,900	378	80	2,357	2,357	2,357	148,398	2,357	4,466	0	2,357	14	22	955
2023	121,040	201,899	57.80	7.00	8,409	1,900	322	71	2,293	2,293	2,293	151,456	2,293	3,058	0	2,293	11	18	749
2024	103,243	179,279	57.80	7.00	7,222	1,900	275	63	2,237	2,237	2,237	153,949	2,237	2,493	0	2,237	9	16	662
2025	88,143	159,218	57.80	7.00	6,209	1,900	234	56	2,190	2,190	2,190	155,958	2,190	2,010	0	2,190	8	15	588
2026	75,319	141,423	57.80	7.00	5,343	1,900	200	49	2,150	2,150	2,150	157,555	2,150	1,597	0	2,150	7	14	525
2027	64,419	125,636	57.80	7.00	4,603	1,900	171	44	2,115	2,115	2,115	158,799	2,115	1,244	0	2,115	7	13	470
2028	55,145	111,626	57.80	7.00	3,969	1,900	147	39	2,086	2,086	2,086	159,740	2,086	942	0	2,086	6	12	424
2029	47,248	99,191	57.80	7.00	3,425	1,900	126	35	2,060	2,060	2,060	160,423	2,060	682	0	2,060	5	11	384
2030	40,518	88,153	57.80	7.00	2,959	1,900	108	31	2,039	2,039	2,039	160,883	2,039	460	0	2,039	5	10	350
2031	34,777	78,352	57.80	7.00	2,559	1,900	93	27	2,020	2,020	2,020	161,152	2,020	269	0	2,020	4	10	320
Total	4,757,828	5,600,824			314,208	41,800	12,656	1,960	56,416	69,166			109,087	160,871	39,920	69,166	614	672	40,189
							2.66	0.35		Contractor Sunk Capital =	43,900		80%
							per barrel	per Mscf					maximum
													cost recovery

Table 4c, Page 3
GEOGLOBAL RESOURCES INC.
Block CB-ON/2, Tarapur, India
Total Proved Plus Probable
R Factor Determination								Company Net Cash Flow

														Discounted @
	Contractor Cum Net Cash Income	Contractor Capital	Capital Int.	Company Net Capital	Contractor Cum Net Capital	R Factor	Contractor Profit Share		Company Net Cash Flow	Company Taxable Income	Available Tax Pools	Company Income Tax	Company After Tax Cash Flow	5%	10%	15%	20%
Year	M$	M$/yr		M$/yr	M$	Ratio	Frac.	Year	M$	M$	M$	M$	M$	M$	M$	M$	M$
2010	10,353	0	14.00%	0	43,900	0.24	1.0	2010	1,118	0	7,988	0	1,118	1,091	1,066	1,042	1,020
2011	15,432	0	14.00%	0	43,900	0.35	1.0	2011	928	0	6,870	0	928	863	804	752	706
2012	45,869	8,750	14.00%	1225	52,650	0.87	1.0	2012	3,931	0	5,942	0	3,931	3,479	3,097	2,772	2,492
2013	82,845	4,000	14.00%	560	56,650	1.46	1.0	2013	5,636	228	2,011	94	5,542	4,672	3,970	3,398	2,927
2014	113,986	0	14.00%	0	56,650	2.01	0.90	2014	4,360	4,360	0	1,796	2,564	2,058	1,669	1,367	1,129
2015	137,576	0	14.00%	0	56,650	2.43	0.80	2015	3,303	3,303	0	1,361	1,942	1,485	1,150	900	712
2016	155,210	0	14.00%	0	56,650	2.74	0.80	2016	2,469	2,469	0	1,017	1,452	1,057	781	585	444
2017	170,022	0	14.00%	0	56,650	3.00	0.70	2017	2,074	2,074	0	854	1,219	846	597	427	311
2018	180,888	0	14.00%	0	56,650	3.19	0.60	2018	1,521	1,521	0	627	895	591	398	273	190
2019	188,680	0	14.00%	0	56,650	3.33	0.60	2019	1,091	1,091	0	449	641	404	259	170	113
2020	195,180	0	14.00%	0	56,650	3.45	0.60	2020	910	910	0	375	535	321	197	123	79
2021	200,582	0	14.00%	0	56,650	3.54	0.60	2021	756	756	0	312	445	254	149	89	55
2022	205,048	0	14.00%	0	56,650	3.62	0.50	2022	625	625	0	258	368	200	112	64	38
2023	208,106	0	14.00%	0	56,650	3.67	0.50	2023	428	428	0	176	252	130	70	38	21
2024	210,599	0	14.00%	0	56,650	3.72	0.50	2024	349	349	0	144	205	101	52	27	15
2025	212,608	0	14.00%	0	56,650	3.75	0.50	2025	281	281	0	116	165	78	38	19	10
2026	214,205	0	14.00%	0	56,650	3.78	0.50	2026	224	224	0	92	131	59	27	13	6
2027	215,449	0	14.00%	0	56,650	3.80	0.50	2027	174	174	0	72	102	44	19	9	4
2028	216,390	0	14.00%	0	56,650	3.82	0.50	2028	132	132	0	54	78	31	13	6	3
2029	217,073	0	14.00%	0	56,650	3.83	0.50	2029	96	96	0	39	56	22	9	4	2
2030	217,533	0	14.00%	0	56,650	3.84	0.50	2030	64	64	0	27	38	14	5	2	1
2031	217,802	1,700	14.00%	238	58,350	3.73	0.50	2031	(200)	0	0	0	(200)	(70)	(26)	(10)	(4)
Total		14,450		2,023				Total	30,268			7,863	22,405	17,727	14,455	12,071	10,273
											Company Capital Interest =		14.0%
											Company Working Interest =		14.0%
											Capex Recovery=		20.0%

Glossary of Terms
(Abbreviations & Definitions)

General

BIT	-	Before Income Tax

AIT	-	After Income Tax

M$	-	Thousands of Dollars

Effective Date	-	The date for which the Present Value of the future cash flows and reserve categories are established

$US	-	United States Dollars

WTI	-	West Texas Intermediate – the common reference for crude oil used for oil price comparisons

ARTC	-	Alberta Royalty Tax Credit

GRP	-	Gas Reference Price

Interests and Royalties

BPO	-	Before Payout

APO	-	After Payout

APPO	-	After Project Payout

Payout	-	The point at which a participant’s original capital investment is recovered from its net revenue

GORR	-	Gross Overriding Royalty – percentage of revenue on gross revenue earned (can be an interest or a burden)

NC	-	New Crown – crown royalty on petroleum and natural gas discovered after April 30, 1974

SS 1/150 (5%-15%) Oil	-	Sliding Scale Royalty – a varying gross overriding royalty based on monthly production. Percentage is calculated as 1-150th of monthly production with a minimum percentage of 5% and a maximum of 15%

FH	-	Freehold Royalty

Technical Data

psia	-	pounds per square inch absolute

MSTB	-	Thousands of Stock Tank Barrels of oil (oil volume at 60 F and 14.65 psia)

MMscf	-	millions of standard cubic feet of gas (gas volume at 60 F and 14.65 psia)

Bbls	-	barrels

Mbbls	-	thousands of barrels

NGL	-	Natural Gas Liquids – hydrocarbon fluids processed from natural gas

MMBTU	-	Millions of British Thermal Units – heating value of natural gas

STB/d	-	Stock Tank Barrels of oil per day – oil production rate

Mscf/d	-	thousands of standard cubic feet of gas per day – gas production rate

GOR (scf/STB)	-	Gas-Oil Ratio (standard cubic feet of solution gas per stock tank barrel of oil)

mKB	-
Metres Kelly Bushing – depth of well in relation to the Kelly Bushing which is located on the floor of the drilling rig.  The Kelly Bushing is the usual reference for all depth measurements during drilling operations.

EOR	-	Enhanced Oil Recovery

GJ	-	Gigajoules

March 4, 2010

Chapman Petroleum Engineering Ltd.
445, 708 - 11 Avenue SW
Calgary, AB T2R 0E4

Dear Sir:

Re:         Company Representation Letter

Regarding the evaluation of our Company's oil and gas reserves and independent appraisal of the economic value of these reserves for the year ended December 31, 2009, (the effective date), we herein confirm to the best of our knowledge and belief as of the effective date of the reserves evaluation, and as applicable, as of today, the following representations and information made available to you during the conduct of the evaluation:

1.
We, GeoGlobal Resources Inc., (the Client) have made available to you, Chapman Petroleum Engineering Ltd. (the Evaluator) certain records, information, and data relating to the evaluated properties that we confirm is, with the exception of immaterial items, complete and accurate as of the effective date of the reserves evaluation, including the following:

•	Accounting, financial, tax and contractual data;
•	Asset ownership and related encumbrance information;
•	Details concerning product marketing, transportation and processing arrangements;
•	All technical information including geological, engineering and production and test data;
•	Estimates of future abandonment and reclamation costs.

2.
We confirm that all financial and accounting information provided to you is, to the best of our knowledge, both on an individual entity basis and in total, entirely consistent with that reported by our Company for public disclosure and audit purposes.

3.	We confirm that our Company has satisfactory title to all of the assets, whether tangible, intangible, or otherwise, for which accurate and current ownership information has been provided.

4.
With respect to all information provided to you regarding product marketing, transportation, and processing arrangements, we confirm that we have disclosed to you all anticipated changes, terminations, and additions to these arrangements that could reasonably be expected to have a material effect on the evaluation of our Company's reserves and future net revenues.

5.	With the possible exception of items of an immaterial nature, we confirm the following as of the effective date of the evaluation:
•
For all operated properties that you have evaluated, no changes have occurred or are reasonably expected to occur to the operating conditions or methods that have been used by our Company over the past twelve (12) months, except as disclosed to you.  In the case of non-operated properties, we have advised you of any such changes of which we have been made aware.

•
All regulatory, permits, and licenses required to allow continuity of future operations and production from the evaluated properties are in place and, except as disclosed to you, there are no directives, orders, penalties, or regulatory rulings in effect or expected to come into effect relating to the evaluated properties.

•
Except as disclosed to you, the producing trend and status of each evaluated well or entity in effect throughout the three-month period preceding the effective date of the evaluation are consistent with those that existed for the same well or entity immediately prior to this three-month period.

•
Except as disclosed to you, we have no plans or intentions related to the ownership, development or operation of the evaluated properties that could reasonably be expected to materially affect the production levels or recovery of reserves from the evaluated properties.

•
If material changes of an adverse nature occur in the Company's operating performance subsequent to the effective date and prior to the report data, we will inform you of such material changes prior to requesting your approval for any public disclosure of reserves information.

Between the effective date of the report and the date of this letter, nothing has come to our attention that has materially affected or could affect our reserves and economic value of these reserves that has not been disclosed to you.

Yours truly,

GEOGLOBAL RESOURCES INC.                                                                           GEOGLOBAL RESOURCES INC.

/s/ Jean Paul Roy                                                                           /s/ Allan J. Kent

Jean P. Roy                                                                           Allan J. Kent
President & CFO                                                                           Executive VP & CFO