Form 10-Q
period 2010-03-31
GEOGLOBAL RESOURCES INC.
filed 2010-05-14
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010;
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite #200, 620 – 4 Avenue SW, Calgary, Alberta, Canada	T2P 0K2
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+1 403-777-9250

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑

The number of shares outstanding of the registrant’s common stock as of May 14, 2010 was 72,805,756

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3

	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2010 and March 31, 2009 and for the period from inception on August 21, 2002 to March 31, 2010	4

	Consolidated Statements of Stockholders' Equity	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2009 and for the period from inception on August 21, 2002 to March 31, 2010	6

	Notes to the Consolidated Financial Statements as at March 31, 2010	7-16

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4.	Controls and Procedures	24

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	25

ITEM 6.	Exhibits	29

TOC

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current
Cash and cash equivalents	11,711,196	16,294,996
Accounts receivable	83,950	64,031
Prepaids and deposits	268,177	173,318
	12,063,323	16,532,345

Restricted deposits (note 4)	5,985,000	6,925,000
Property and equipment (notes 5 and 10)	47,953,710	46,813,004

	66,002,033	70,270,349

Liabilities
Current
Accounts payable	5,736,928	8,733,612
Accrued liabilities	885,562	1,196,614
Due to related companies (note 10)	54,724	123,554
	6,677,214	10,053,780

Deferred income taxes	48,500	-
Asset retirement obligation (note 6)	791,045	775,000
	7,516,759	10,828,780
Stockholders' Equity
Capital stock
Authorized
125,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
72,805,756 common shares (December 31, 2009 – 72,805,756)	58,214	58,214
Additional paid-in capital	88,225,527	88,153,778
Deficit accumulated during the development stage	(29,798,467)	(28,770,423)
	58,485,274	59,441,569

	66,002,033	70,270,349
See Going Concern (note 2), Commitments (note 12) and Contingencies (note 13). The accompanying notes are an integral part of these Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three months ended March 31, 2010	Three months ended March 31, 2009	Period from Inception, August 21, 2002 to March 31, 2010

Revenue and other income
Oil sales	191,217	--	853,139
Interest income	18,355	114,096	5,879,482
Gain on sale of equipment	--	--	42,228
	209,572	114,096	6,774,849

Expenses
Operating	62,665	--	161,543
General and administrative	668,672	833,169	11,255,256
Consulting fees (note 10)	182,651	183,163	6,841,994
Professional fees	116,494	231,843	4,081,370
Depletion and depreciation	108,368	15,419	779,884
Accretion (note 6)	16,045	12,672	103,866
Foreign exchange loss	26,908	4,726	121,575
Impairment of oil and gas properties (note 5)	--	--	10,098,015
	1,181,803	1,280,992	33,443,503

Net loss before tax	(972,231)	(1,166,896)	(26,668,654)

Current income tax	(7,313)	--	(7,313)
Future income tax	(48,500)	--	(48,500)
Net loss and comprehensive loss after tax	(1,028,044)	(1,166,896)	(26,724,467)

Warrant modification	--	--	(3,074,000)

Net loss and comprehensive loss attributable to common stockholders	(1,028,044)	(1,166,896)	(29,798,467)

Basic and diluted net loss per share (note 11)	(0.01)	(0.02)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders’ Equity $
For the period from inception August 21, 2002 to December 31, 2006
Common shares issued	51,552,568	51,617	47,286,833	--	47,338,450
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Share issuance cost	--	--	(2,165,871)	--	(2,165,871)
Stock-based compensation	--	--	7,779,938	--	7,779,938
Net loss	--	--	--	(6,415,151)	(6,415,151)
Balance at December 31, 2006	66,208,256	51,617	52,900,900	(6,415,151)	46,537,366

Common shares issued during 2007:
Options exercised for cash	317,500	317	320,358	--	320,675
June 2007 private placement financing	5,680,000	5,680	28,394,320	--	28,400,000
Share issuance costs on private placement	--	--	(2,612,973)	--	(2,612,973)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	1,522,996	--	1,522,996
Net loss	--	--	--	(1,543,110)	(1,543,110)
Balance as at December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

Common shares issued during 2008:
Options exercised for cash	600,000	600	659,400	--	660,000
Stock-based compensation	--	--	1,104,216	--	1,104,216
Net loss	--	--	--	(13,313,915)	(13,313,915)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Compensation option and warrant modification	--	--	264,000	--	264,000
Stock purchase warrant modification	--	--	1,754,000	(1,754,000)	--
Stock-based compensation	--	--	1,581,105	--	1,581,105
Net loss	--	--	--	(4,424,247)	(4,424,247)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	(28,770,423)	59,441,569

Stock-based compensation (note 9)	--	--	71,749	--	71,749
Net loss	--	--	--	(1,028,044)	(1,028,044)
Balance as at March 31, 2010	72,805,756	58,214	88,225,527	(29,798,467)	58,485,274

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31, 2010	Three months ended March 31, 2009	Period from Inception, August 21, 2002 to March 31, 2010

Cash flows provided by (used in) operating activities:
Net loss	(1,028,044)	(1,166,896)	(26,724,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	16,045	12,672	103,866
Asset impairment	--	--	10,098,015
Depletion and depreciation	108,368	15,419	779,884
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 9)	66,591	379,245	6,897,178
Compensation option & warrant modification	--	--	504,000
Future income taxes	48,500	--	48,500
Changes in non-cash working capital (note 14)	(377,275)	338,477	373,298
	(1,165,815)	(421,083)	(7,961,954)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(1,243,572)	(3,190,964)	(50,296,357)
Other property and equipment additions	(344)	--	(1,555,819)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits (note 4)	940,000	3,875,000	(7,155,000)
Changes in non-cash working capital (note 14)	(3,114,069)	(1,729,849)	5,936,025
	(3,417,985)	(1,045,813)	(49,953,685)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	--	--	75,612,165
Share issuance costs	--	--	(4,073,388)
Changes in non-cash working capital (note 14)	--	--	(1,911,942)
	--	--	69,626,835
Net increase (decrease) in cash and cash equivalents	(4,583,800)	(1,466,896)	11,711,196

Cash and cash equivalents, beginning of the period	16,294,996	25,432,814	--

Cash and cash equivalents, end of the period	11,711,196	23,965,918	11,711,196

Cash and cash equivalents
Current bank accounts	3,696,986	232,254	3,696,986
Short term deposits	8,014,210	23,733,664	8,014,210
	11,711,196	23,965,918	11,711,196

Cash taxes paid during the period	7,313	--

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2010

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

On August 29, 2003, the Company commenced oil and gas exploration activities.  As of March 31, 2010, the Company has not achieved its planned principal operations from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required, are that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principle operations.

2.         Going Concern

To date, the Company has not achieved its planned principal operations and is considered to be in the development stage.  The Company incurs cash outflows from operations, and at this time all exploration activities and overhead expenses are financed by way of equity issuance, oil sales and interest income.  The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production or sale.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, the Company’s ability to continue as a going concern will be impaired.  The Company’s financial statements as at and for the period ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  During the period ended March 31, 2010, the Company incurred a net loss of approximately $1.0 million, used approximately $1.2 million of cash flow in its operating activities, used approximately $3.4 million in its investing activities and had an accumulated deficit of approximately $29.8 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur expenditures to further its exploration programs and the Company’s existing cash balance and any cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its commitments of $29.3 million over the next four years of which, approximately $14.5 million is attributable to the twelve months ending March 31, 2011.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company may deem it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.   There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures.

As at March 31, 2010, the Company has working capital of approximately $5.4 million which is available for the Company’s future operations.  In addition, the Company has $6.0 million in restricted deposits pledged as security against the minimum work program which will be released upon completion of the minimum work program.

Should the going concern assumption not be appropriate and the Company is not able to realize its assets and settle its liabilities, commitments (as described in note 12) and contingencies (as described in note 13) in the normal course of operations, these consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

These consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if the Company is unable to continue as a going concern.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2010

3.         Significant Accounting Policies

Basis of presentation
The accompanying consolidated financial statements of the Company have not been audited and are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at March 31, 2010, the results of operations and cash flows for the three months ended March 31, 2010 and 2009 and for the period from inception of August 21, 2002 to March 31, 2010.  In preparing these accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and related disclosures.  The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or circumstances.

Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These Consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The term deposits securing these bank guarantees are as follows:

	March 31, 2010		December 31, 2009
	$		$
Exploration Blocks – India
Mehsana		160,000		160,000
Sanand/Miroli		1,300,000		1,300,000
Ankleshwar		1,490,000		1,490,000
Tarapur		--		940,000
DS 03		450,000		450,000
DS 04		215,000		215,000
KG Onshore		1,475,000		1,475,000
RJ 20		490,000		490,000
RJ 21		405,000		405,000
		5,985,000		6,925,000

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2010

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties in India.

	March 31, 2010 $	December 31, 2009 $
Oil and natural gas properties (using the full-cost method)
Unproved properties	52,963,355	51,890,959
Proved properties	4,513,000	4,313,000
Total oil and natural gas properties	57,476,355	56,203,959

Building	889,609	889,609
Computer, office and other equipment	583,411	583,067

Total property and equipment	58,949,375	57,676,635
Accumulated Impairment of oil and natural gas properties	(10,098,015)	(10,098,015)
Accumulated depletion	(383,700)	(293,700)
Accumulated depreciation	(513,950)	(471,916)

Total property and equipment, net	47,953,710	46,813,004

The unproved oil and natural gas properties consist of contract interests in 10 exploration blocks held in India.

The Company has capitalized $112,995 (March 31, 2009 - $448,714) of general and administrative expenses directly related to exploration activities.  These amounts include $5,158 (March 31, 2009 - $282,164) of capitalized stock-based compensation expense and capitalized support equipment depreciation of $23,666 (March 31, 2009 - $13,255).

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at March 31, 2010, to assess the ceiling limitation of its proved oil properties.  At March 31, 2010, the Company’s net capitalized costs of proved oil and natural gas properties did not exceed the ceiling limitation.

6.         Asset Retirement Obligation

Asset retirement obligations are recorded for legal obligations where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.

The following table summarizes the changes in the asset retirement obligation:

	March 31, 2010 $	December 31, 2009 $

Asset retirement obligation at beginning of period	775,000	633,598
Liabilities incurred	--	85,783
Accretion expense	16,045	55,619

Asset retirement obligation at end of period	791,045	775,000

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
March 31, 2010

8.         Warrants

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

Activity with respect to all warrants is presented below for the periods as noted:

	March 31, 2010		December 31, 2009
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $

Outstanding warrants at the beginning of period	5,599,716	7.91	5,599,716	7.91
Warrants granted	--	--	--	--
Warrants exercised	--	--	--	--
Warrants outstanding at the end of period	5,599,716	7.91	5,599,716	7.91

Exercisable at end of period	5,599,716	7.91	5,599,716	7.91

The weighted average remaining life by exercise price as of March 31, 2010 is summarized below:

Warrants	Outstanding and Exercisable #	Weighted Average Remaining Life (Months)	Weighted Average Exercise Price $
Compensation Options	535,944	14.7	5.55
Compensation Warrants	97,572	14.7	9.00
Stock Purchase Warrants	4,966,200	14.7	8.14
	5,599,716	14.7	7.91

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

9.         Stock Options

The Company's 2008 Stock Incentive Plan (2008 Plan)
Under the terms of the 2008 Plan, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 2008 Plan.  As at March 31, 2010, the Company had 10,420,000 common shares remaining for the grant of options under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) May 30, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

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

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2010

9.         Stock Options (continued)

The following table summarizes stock-based compensation for employees, non-employee consultants and independent directors:

	Three months ended March 31, 2010	Three months ended March 31, 2009	Period from Inception August 21, 2002 to March 31, 2010

Stock-based compensation
Consolidated Statements of Operations
General and administrative	102,827	363,345	3,534,522
Consulting fees	(36,236)	15,900	3,362,656
	66,591	379,245	6,897,178
Consolidated Balance Sheets
Property and equipment	5,158	282,164	5,162,826
	71,749	661,409	12,060,004

At March 31, 2010, the total compensation cost related to non-vested awards not yet recognized was $200,520 (December 31, 2009 – $382,483) which will be recognized over a weighted-average period of 1 year.  During the three months ended March 31, 2010 and 2009, no options were exercised.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Fair value of stock options granted (per option)	$0.97	$0.27
Risk-free interest rate	1.10%	1.09%
Volatility	128%	103%
Expected life	1.9 years	2.6 years
Dividend yield	0%	0%

Stock option table
Activity with respect to all stock options is presented below for the periods as noted:

	March 31, 2010		March 31, 2009
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $
Outstanding options at beginning of period	4,440,000	3.69	5,325,000	3.69
Options granted	60,000	1.65	--	--
Options exercised	--	--	--	--
Options expired	--	--	(35,000)	6.45
Forfeitures and cancellations	(60,000)	1.72	--	--
Options outstanding at end of period	4,440,000	3.47	5,290,000	3.67

Outstanding aggregate intrinsic value	$116,700		$--

Exercisable at end of period	4,062,500	3.67	4,162,500	3.98

Exercisable aggregate intrinsic value	$16,200		$--

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2010

9.         Stock Options (continued)

The weighted average remaining life by exercise price as of March 31, 2010 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Expected Life Months	Exercisable Shares #	Weighted Average Exercise Price $
1.00 - 2.99	1,580,000	36.1	1,202,500	1.70
3.00 - 4.99	1,350,000	78.0	1,350,000	3.83
5.00 - 5.99	1,460,000	28.5	1,460,000	5.04
6.00 - 6.99	50,000	66.1	50,000	6.81
	4,440,000	46.7	4,062,500	3.67

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

Roy Group (Barbados) Inc. (Roy Group)
Roy Group is related to the Company by common management and is controlled by an officer and director of the Company who is also a principal shareholder of the Company.  On August 29, 2003, the Company entered into a Technical Services Agreement with Roy Group to provide services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  The term of the agreement, as amended, extends through December 31, 2010 and continues for successive periods of one year thereafter.  Roy Group receives consideration of $350,000 per year, as outlined and recorded below:

	Three months ended March 31, 2010		Three months ended March 31, 2009		Period from Inception, August 21, 2002 to March 31, 2010
	$		$		$
Consolidated Statements of Operations
Consulting fees		65,625		65,625		771,792
Consolidated Balance Sheets
Property and equipment		21,875		21,875		1,359,041
		87,500		87,500		2,130,833

At March 31, 2010, the Company owed Roy Group $34,554 (December 31, 2009 - $63,087) for services provided pursuant to the Technical Services Agreement and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2010

10.         Related Party Transactions (continued)

D.I. Investments Ltd. (DI)
DI is related to the Company by common management and is controlled by an officer and director of the Company.  DI charges consulting fees for management, financial and accounting services rendered, as outlined and recorded below:

	Three months ended March 31, 2010		Three months ended March 31, 2009		Period from Inception, August 21, 2002 to March 31, 2010
	$		$		$
Consolidated Statements of Operations
Consulting fees		53,187		53,187		1,180,402

At March 31, 2010, the Company owed DI $1,387 (December 31, 2009 – $35,907) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Three months ended March 31, 2010		Three months ended March 31, 2009		Period from Inception, August 21, 2002 to March 31, 2010
	$		$		$
Consolidated Statements of Operations
Consulting fees		17,384		13,303		358,077

The Company recognized compensation cost or (recovery) of compensation cost for stock-based compensation arrangements with the principal of Amicus as outlined and recorded below:

Consolidated Statements of Operations
Consulting fees	(6,937)	6,459	618,177

At March 31, 2010, the Company owed Amicus $18,783 (December 31, 2009 - $24,560) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2010

11.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended March 31, 2010	Three months ended March 31, 2009

Net loss available to common stockholders	(1,028,044)	(1,166,896)

Weighted average number of common shares outstanding:
Basic	72,805,756	67,805,756
Impact of securities convertible into common shares	143,452	--
Diluted	72,949,208	67,805,756

Per share amounts
Basic and diluted	(0.01)	(0.02)

Securities excluded from denominator as anti-dilutive:
Stock options	2,860,000	5,290,000
Warrants	4,966,200	4,966,200
Compensation options	535,944	535,944
Compensation option warrants	97,572	97,572
	8,459,716	10,889,716

12.           Commitments

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

The anticipated payments due under these agreements in effect are as follows:

	Operating Leases	Production Sharing Contracts
	$	$
2010 (remainder)	144,000	11,642,000
2011	192,000	11,287,000
2012	192,000	4,694,000
2013	16,000	1,650,000
Thereafter	--	--
	544,000	29,273,000

The Company has applied to increase its participating interest under a certain production sharing contract from 10% to 25%.  If this application is approved, the Company’s commitments would increase by $3.4 million in 2010, $3.0 million in 2011, $5.3 million in 2012 and $2.5 million in 2013.  To date, the approval has not been granted.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2010

13.         Contingencies

GSPC Dispute
GSPC, the operator of the KG Offshore Block in which the Company has a net 5% carried interest, has advised the Company that they are seeking from the Company its pro rata portion of the amount by which the sums expended by GSPC under all phases for the Minimum Work Program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be the Company’s pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

Based on the most recent information from GSPC dated March 25, 2010, GSPC asserts that the amount payable is approximately $150 million as of September 30, 2009.  The Company estimates that the amount of GSPC’s claim as of March 31, 2010 to be approximately $150 million plus interest as of that date.  The Company disputes the claim of GSPC.

The Company has disputed GSPC’s right to seek the payment and believes the payment GSPC is seeking is in breach of the Carried Interest Agreement.  The Company has advised GSPC that it has fulfilled its obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest.  The Company also has obtained the opinion of prominent Indian legal counsel who has advised that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, the Company is not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

In addition, the Company has disputed GSPC’s right, which it purported to claim in November 2008, to undertake an additional work program over and above the minimum work program under the PSC as either Joint Operations or as Exclusive Operations under the terms of the PSC and that the Company must elect whether it wishes to participate in these future exploration activities as Joint Operations.  GSPC advised the Company that if it failed to make the requested election they would conduct these drilling activities as Exclusive Operations as defined in the PSC.  In response, the Company advised GSPC that it elected to participate in the drilling operations as a Joint Operation under the terms of the PSC and Joint Operating Agreement and that the exercise was done pursuant to the terms of our Carried Interest Agreement with GSPC, and as such the Company would be carried for 100% of all of its share of any costs during the additional exploration phase prior to the start of initial commercial production and the Carried Interest Agreement extends through the exploration period of the PSC.

The Company continues to be of the view that, under the terms of the Carried Interest Agreement, it has a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of its share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, the Company is of the view that the additional costs of drilling future exploration or development wells, or the costs of building the production facilities shall be subject to the Carried Interest Agreement and shall be carried by GSPC.  The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend the Company is in breach of the PSC.  The effect of GSPC seeking payment of this sum may hinder the Company’s capital raising and other activities.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A draft proposal has been put forward to GSPC in both June and December of 2009 in order to settle this dispute amicably.  The Company is of the understanding that GSPC Board of Directors’ approval is required in order to complete this settlement.  The Company is currently awaiting this board meeting to take place.  However, no settlement agreement has been reached as of May 14, 2010 and there can be no assurance that this matter will be settled amicably.

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

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2010

14.         Supplemental Disclosure of Cash Flow Information

Changes in non-cash working capital were as follows:

	Three months ended March 31, 2010	Three months ended March 31, 2009

(Increase) decrease in non-cash working capital
Accounts receivable	(19,919)	80,766
Prepaids and deposits	(94,859)	104,246
Accounts payable	(2,996,684)	(3,529,682)
Accrued liabilities	(311,052)	1,899,072
Due to related companies	(68,830)	54,226
Net change in non-cash working capital	(3,491,344)	(1,391,372)
Relating to:
Operating activities	(377,275)	338,477
Investing activities	(3,114,069)	(1,729,849)
	(3,491,344)	(1,391,372)

TOC
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are engaged, through our subsidiaries, in the exploration for and development of oil and natural gas reserves.  At March 31, 2010, we have not yet achieved our planned principal operations and are considered to be a development stage enterprise.  We initiated these activities in 2003.  At present, these activities are being undertaken in four geological basins located offshore and onshore in India where reserves of oil or natural gas are believed by our management to exist.

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

To date, we have not earned significant revenue from these activities and are considered to be in the development stage.  The recoverability of the costs we have incurred to date is uncertain and dependent upon us achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the PSCs in India and upon future profitable operations.

All of the exploration activities in which we are a participant should be considered highly speculative.

Unless the context should otherwise require, references to “we,” “us” and “our” in this Quarterly Report refer to GeoGlobal Resources Inc. and our wholly-owned consolidated subsidiaries.  When we refer to GeoGlobal Barbados, we are referring to GeoGlobal Resources (Barbados) Inc., our wholly-owned subsidiary incorporated under the Companies Act of Barbados that is the contracting party under our four PSCs covering four blocks in the Cambay Basin, our two PSCs covering two blocks in the Deccan Syneclise Basin, our two PSCs covering two blocks in the Rajasthan Basin and our one PSC covering the KG Onshore Block in the Krishna Godavari Basin.  When we refer to GeoGlobal India, we are referring to GeoGlobal Resources (India) Inc., our wholly-owned subsidiary continued under the Companies Act of Barbados that is the contracting party under our PSC covering one KG Offshore Block in the Krishna Godavari Basin.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Consolidated Financial Statements and the related Notes appearing elsewhere in this Quarterly Report.  This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements.  Factors that may cause or contribute to such differences include those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as those discussed elsewhere in this Quarterly Report.  For further information, refer to the Consolidated Financial Statements and related Notes and the Management's Discussion and Analysis thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Glossary of Certain Defined Terms:
All dollar amounts are stated in United States dollars
All meterage of drilled wells are measured depths unless otherwise stated
MBbls – thousand barrels
MMcf – million cubic feet
GSPC – means Gujarat State Petroleum Corporation Limited of India
OIL – means Oil India Limited of India
ONGC – means Oil & Natural Gas Corporation Limited of India
PSC – means Production Sharing Contract
NELP – means National Exploration Licensing Policy

TOC

Results of Operations for the Three months ended March 31, 2010 and 2009
We started our first production as non-operator from one field in the Tarapur block in May 2009.  Our interest in the proved reserves in this field is 117.6 MBbls of oil and 88.5 MMcf of natural gas and probable reserves of 513.1 MBbls of oil and 695.6 MMcf of natural gas as at December 31, 2009.

For the quarter ended March 31, 2010, we incurred a net loss of $1.028 million compared with a net loss of $1.167 million for the quarter ended March 31, 2009.  The $139,000 decrease was due to an increase in oil sales and a decrease in overall expenses offset by a decrease in interest income.

	Three months ended March 31, 2010	Three months ended March 31, 2009
Oil Production (barrels)	3,264	--
Oil Sales (barrels)	2,645	--
Oil Sales	$191,217	--
Average Oil Price per Barrel	$72.29
Operating Costs	$62,665	--
Operating Costs per Barrel	$19.20	--
Depletion	$90,000
Depletion per Barrel	$27.57	--

Oil Sales
All of our oil sales are derived from the production of crude oil in India.  With the approval of the Tarapur 1 field development plan by the Management Committee, three wells began production in mid May 2009, two wells in September 2009 and one well in January 2010.  There are ten additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Further, there is one gas well awaiting completion of a gas pipeline.  Oil sales for the three months ended March 31, 2010 were $191,000 or $72.29 per barrel.  Oil sales are currently based on the spot price based on the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged. In addition to the crude oil production, a minimal amount of associated natural gas was produced and flared off.  Upon the tie-in and production from additional wells, it is the intention that the natural gas will be contained and sold.  We did not generate any oil sales during the three months ended March 31, 2009.

Interest Income
Interest income decreased to $18,000 during the three months ended March 31, 2010 as compared with $114,000 for the same period in 2009.  This decrease is primarily attributed to a lower interest rate earned on our short term investments as well as lower cash balances and restricted deposits available for investment.  The average cash balance and restricted deposits during the first quarter of 2010 was $20.5 million compared with $33.6 million in the first quarter of 2009.

Operating
Operating costs for the three months ended March 31, 2010 are $63,000 or $19.20 per barrel, as a result of production from the Tarapur 1 field.  The operating costs includes handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contains a fixed and variable portion.   During the three months ended March 31, 2009, we did not incur any operating costs.

General and Administrative
For the three months ended March 31, 2010, our general and administrative expenses decreased to $669,000 from $833,000 for the three months ended March 31, 2009.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE/Amex listing and filing fees, investor relation services and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  These stock-based compensation costs decreased to $103,000 from $363,000 for the same period in 2009.  Bank guarantee fees also decreased by 82,000 in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as these costs were not incurred until the second quarter of 2010.  This decrease is offset by an increase in directors’ fees of $102,000 for the three months ended March 31, 2010 as compared to the same period in 2009.

Consulting Fees
Our consulting fees remained consistent at $183,000 for both the three months ended March 31, 2010 and 2009.  Consulting fees are incurred in employing various technical and corporate consultants who advised us on a variety of matters.

TOC

Professional Fees
Professional fees decreased to $116,000 during the three months ended March 31, 2010 from $232,000 during the three months ended March 31, 2009.  This decrease is mostly a result of professional fees paid to various tax advisors to complete a review of our corporate structure with a goal to ensure tax strategy and efficiency across all jurisdictions during the three months ended March 31, 2009 that were not incurred in the current quarter.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.

Depletion and depreciation
Depletion and depreciation increased to $108,000 during the three months ended March 31, 2010 from $15,000 during the three months ended March 31, 2009.  As a result of our production from the Tarapur 1 field we had depletion of $90,000 or $27.57 per barrel for the three months ended March 31, 2010, and depreciation of $18,000.  No depletion expense and depreciation of $15,000 was recognized during the three months ended March 31, 2009.

Other
We capitalized certain overhead costs directly related to our exploration activities in India.  During the three months ended March 31, 2010, we capitalized overhead costs totaling $113,000 as compared to $449,000 during the three months ended March 31, 2009.  Included in the amounts above are stock-based compensation costs capitalized of $5,000 for the three months ended March 31, 2010 compared with $282,000 for the three months ended March 31, 2009.

The treatment of capitalized overhead costs remained consistent with the comparable quarter and includes costs relating to personnel, consultants, their travel and stock-based compensation directly associated with the advancement of our oil and gas interests.

Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee in April 2009 and the completion of an independent reserve study dated January 1, 2010 by Chapman Petroleum Engineering Ltd., Calgary, Alberta, Canada, we claim reserves in the Tarapur 1 field as at December 31, 2009 as follows:

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

TOC

Liquidity
Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired.  Our consolidated financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have incurred a history of operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

At March 31, 2010, our cash and cash equivalents were $11.711 million (December 31, 2009 - $16.295 million). The majority of this balance is being held in US funds, of which $8.014 million is held in term deposits earning interest based on the US prime rate which will contribute towards covering a portion of our administrative costs and overhead throughout 2010. We have working capital of approximately $5.386 million which is available for the Company’s future operations.  In addition, we have $5.985 million in restricted deposits pledged as security against the minimum work programs for our exploration blocks which will be released upon completion of those minimum work programs.

We expect to incur expenditures to further our exploration programs.  Our existing cash balance at March 31, 2010 and our anticipated cash flow from operating activities is not sufficient to satisfy our current obligations and meet our exploration commitments of $14.5 million and $29.273 million over the next twelve months and four years, respectively.  Accordingly, in the event we are unable to raise sufficient capital to meet these exploration commitments, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures.

We are considering various alternatives with respect to raising additional capital to remedy any future shortfall in capital to meet these exploration commitments and for other general corporate purposes but to date have made no specific plans or arrangements. We deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures. Because of the early stage of our operations and our absence of any material oil and natural gas reserves, there can be no assurance this capital will be available.  We believe that we will be able to raise additional capital which combined with our available cash resources will be sufficient funds to maintain our current level of activities through the next fiscal year.

We believe at this time that the outcome of the GSPC Carried Interest dispute will not have a material effect on our liquidity.

Our overall position in cash and cash equivalents decreased by $4.584 million to $11.711 million at March 31, 2010 from $16.295 million at December 31, 2009.  The primary reason for the decrease in cash and cash equivalents can be attributed to the following activities:

Our net cash used in operating activities during the three months ended March 31, 2010 was $1.166 million as compared to $0.421 million for the three months ended March 31, 2009.  The use of cash is mainly related to general and administrative costs, consulting and professional fees and operating costs, offset by oil sales and interest earned on our short-term deposits.

Our net cash used in investing activities during the three months ended March 31, 2010 was $3.418 million as compared to $1.045 million during the three months ended March 31, 2009.  Funds of $1.244 million were used for exploration activities as compared to $3.190 million in 2009.  This decrease is consistent with the decrease in exploration activity in the year 2010 versus the year 2009 and prior years.  In addition, the decrease in the requirement to supply bank guarantees is consistent with the decrease in exploration activity.  Reflecting this decline in exploration activity, in the three months ended March 31, 2010, funds were provided of $0.940 million compared to $3.875 million for the three months ended March 31, 2009.  These bank guarantees have been provided and serve as guarantees for the performance of our minimum work programs and are in the form of irrevocable letters of credit which are secured by our term deposits in the same amount.

Cash provided by financing activities for the three months ended March 31, 2010 and 2009 was $Nil.  There were no private placement sales or exercise of options or warrants during the three months ended March 31, 2010 or 2009.

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

TOC

Capital Resources
We expect our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the ten exploration blocks that we hold an interest in, will continue through 2010 in accordance with the terms of those agreements, subject to raising sufficient capital.  During the period January 1, 2010 to December 31, 2010, based on the current budgets, we anticipate participating in the drilling of ten exploratory wells and ten core wells; conducting a 12,000 line kilometer aeromagnetic survey; and acquire, process and interpret 2,015 line kilometers of 2-D seismic and 350 square kilometers of 3-D seismic.  We further expect to commence the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore block for which we are carried.  Also, if we increase our participating interest in the KG Onshore Block to 25%, our obligations to fund the 3-D seismic acquisition and the exploratory drilling on the block will increase.  At this time, we do not expect to participate in any additional exploratory, appraisal and development wells over and above our existing commitments.

We may during the year 2010 seek to participate in joint venture bidding for the acquisition of oil and gas interests in other international countries, however, as of May 14, 2010, we have made no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.

During the first quarter of 2010, we hired a new Senior Executive Officer.  We do not expect to have any further significant change in 2010 in our number of employees.

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at March 31, 2010 were not substantially different than at December 31, 2009.

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

Based on the most recent information from GSPC dated March 25, 2010, GSPC asserts that the amount payable is approximately $150 million as of September 30, 2009.  We estimate that the amount of GSPC’s claim as of March 31, 2010 to be approximately $150 million plus interest as of that date.  We dispute the claims of GSPC.

We have disputed GSPC’s right to seek the payment and we believe the payment GSPC is seeking is in breach of the Carried Interest Agreement.  We have advised GSPC that we have fulfilled our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest.  We also have obtained the opinion of prominent Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

In addition, we have disputed GSPC’s right, which it purported to claim in November 2008, to undertake an additional work program over and above the minimum work program under the PSC as either Joint Operations or as Exclusive Operations under the terms of the PSC and that we must elect whether we wish to participate in these future exploration activities as Joint Operations.  GSPC advised us that if we failed to make the requested election it will conduct these drilling activities as Exclusive Operations as defined in the PSC.  In response, we advised GSPC that we elected to participate in the drilling operations as a Joint Operation under the terms of the PSC and Joint Operating Agreement and that our exercise was done pursuant to the terms of our Carried Interest Agreement with GSPC, and as such we would be carried for 100% of all of our share of any costs during the additional exploration phase prior to the start of initial commercial production and the Carried Interest Agreement extends through the exploration period of the PSC.

TOC

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, we are of the view that the additional costs of drilling future exploration or development wells, or the costs of building the production facilities shall be subject to the Carried Interest Agreement and shall be carried by GSPC.  We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC.  The effect of GSPC seeking payment of this sum may hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A draft proposal has been put forward by us to GSPC in both June and December of 2009 in order to settle this dispute amicably.  We are of the understanding that GSPC Board of Directors’ approval is required in order to complete this settlement.  We are currently awaiting this board meeting to take place.  However, no settlement agreement has been reached as of May 14, 2010 and there can be no assurance that this matter will be settled amicably.

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

We believe that the assumptions, judgments and estimates involved in the accounting for oil and gas accounting and impairment, asset retirement obligation and share-based payment arrangements have the greatest potential impact on our consolidated financial statements.  These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Our critical accounting estimates are disclosed in Item 7 of our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010, and have not changed materially since the filing of that document.

Recent Exploration Activities
Below is a summary description of information relating to certain material developments to our exploration activities.  For additional information and a more complete description of the PSCs to which we are a party, reference should be made to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q as well as our Current Reports on Form 8-K.

Krishna Godavari Offshore Block
Deen Dayal West Field Development Plan
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

GSPC estimated in the Field Development Plan that on a preliminary basis, the gross costs for the production facilities will be approximately US$941 million and US$860 million for the future development drilling costs. GSPC is currently in the process of commissioning an offshore platform and jack-up drilling rig to commence the drilling of the new development wells.

TOC

Krishna Godavari Onshore Block
During the first quarter of 2010, Oil India Limited as operator of the KG Onshore Block commenced a 3-D seismic acquisition program.  The acquisition program is planned to cover approximately 548 square kilometers with approximately 400 square kilometers of full-fold data as a result of seismic acquisition restrictions in the reserve forest.  As at March 31, 2010 approximately 38.4 square kilometers of 3-D seismic had been acquired.  It is anticipated that the seismic acquisition and part of the processing will be completed before the end of the 2010 year.

Three priority locations have been proposed by us and reviewed and agreed to by the operator, Oil India Limited.  All of these locations have multiple prospects in both the shallower (Eocene – Miocene) and the deeper (Cretaceous – Jurassic) zones.

All necessary steps are currently being undertaken by Oil India Limited in an effort to commence the drilling of the first of twelve exploration wells by the end of 2010.

Tarapur Block
Tarapur 1 Discovery Area
Currently there is an approved field development plan which covers an area of approximately 2.14 square kilometers within the Tarapur 1 Discovery Area of approximately 9.7 square kilometers and includes three existing discovery wells (Tarapur 1, Tarapur P and Tarapur 5) and three development wells (TD-1, TD-2 and TD-3).  All six wells are tied into the oil tank storage facilities by way of a gathering system.

First production from the three discovery wells commenced in May 2009.  Two development wells (TD-2 and TD-3) commenced production during the month of September 2009 and the third development well (TD-1) commenced production in January 2010.  Throughout 2009, associated natural gas was being produced and flared off.  GSPC as operator built a small gas line in order to collect and sell this gas.  Effective January 2010, this associated natural gas is being sold into the local market.

There are ten additional wells in the Tarapur 1 Discovery Area which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Further, there is one gas well (Tarapur G) awaiting completion of a new gas pipeline.  GSPC as operator is currently in the process of preparing and filing the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in conjunction with building the gas pipeline in order to bring these additional wells onto production.

GSPC, as operator continues to prepare a work program and budget for the fiscal year April 1, 2010 to March 31, 2011.  We believe the program will entail the drilling of further development wells to focus on increasing production from the Tarapur Block however, no program or budget figures have been provided.

Sanand/Miroli Block
GSPC as operator continues to prepare a work program and budget for the fiscal year April 1, 2010 to March 31, 2011.  We believe the program will entail the continued testing of wells in conjunction with the preparation and filing of the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in order to bring these wells onto production.

Ankleshwar Block
During the first quarter of 2010, GSPC as operator drilled the ANK#40S.  Two exploratory wells remain to be drilled under the Phase I Minimum Work Program before September 30, 2010.

Mehsana Block
On February 8, 2010 the Directorate General of Hydrocarbons approved the extension of the Phase I minimum work program to July 13, 2010.  This extension allows the consortium time to complete a four well testing and stimulation program in order to complete the appraisal of the block.  The consortium has previously elected not to proceed to Phase II.

DS03 Block
On February 6, 2010 we applied for a six month extension of Phase I to September 30, 2010 in order to complete a 12,000 line kilometer aeromagnetic survey.  This survey and our request for an extension are currently awaiting approval from the Government of India.

DS04 Block
It is our intention as operator of the DS04 block to drill ten core holes to a depth of 500 meters and complete a 535 line kilometer 2-D seismic survey over the balance of the 2010 year.

RJ20 and RJ21 Blocks
The consortium recently completed the acquisition, processing and interpretation of a 3-D seismic program of approximately 1,300 square kilometers.  Subsequent to the quarter end on April 21, 2010, the first well on the Rajasthan blocks, the Rachan-1 commenced drilling on the RJ 21 Block.  Oil India Limited as operator is drilling the Rachan-1 well vertically to an estimated total depth of 1,500 meters to test the Jodhpur Sandstone and the Upper Carbonate group.  The Rachan-1 is the first of twenty exploration wells to be drilled over the two blocks.

TOC

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

At March 31, 2010, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At March 31, 2010, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2009, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, however, along with the Plan as disclosed in our Form 10-K for the year ended December 31, 2009, we continue to take steps to correct this situation.

TOC

Changes in Internal Controls
As described in our 10-K for fiscal 2009, during the first quarter of 2010, a new senior executive officer was hired.  One of the responsibilities of this senior executive is to formally define roles, responsibilities and performance objectives and linking them to compensation and to enforce internal controls and the Company’s corporate strategy.

There were no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the first quarter of 2010, that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A.                      RISK FACTORS

Risks relating to us are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.  Changes or additions to certain of those risk factors, or, those which are currently deemed to be material have been included in this Quarterly Report.  Reference should be made to our Annual Report as well as to the following for complete information regarding all risk factors material to investors.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $1.0 million, and used $1.2 million of cash flow in our operating activities and $3.4 million in our investing activities for the three months ended March 31, 2010.  As at March 31, 2010, we had an accumulated deficit of $29.8 million and a working capital of $5.4 million.  These matters raise doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration and development programs and the existing cash balance and any cash flow from operating activities may not be sufficient to satisfy the current obligations and meet our exploration and development commitments.  Development activities within our blocks that are unable to achieve production in the short term may need to be deferred or curtailed.  We are considering various alternatives to remedy any future shortfall in capital.  We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  Because of the early stage of our operations and our absence of any material oil and natural gas reserves and revenues, there can be no assurance this capital will be available.   If this capital is not made available to us, this could lead to our inability to meet all of our commitments under our PSCs and we may be forced to substantially curtail or cease exploration expenditures which could result in a breach of the terms of our PSCs and could result in the loss of our rights or a portion thereof under the PSCs.

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

TOC

Our Capital Resources Have Declined and We May Not Be Successful In Raising Additional Capital
At March 31, 2010, our cash and cash equivalents were $11.711 million which had declined from $16.295 million at December 31, 2009.   We have working capital of approximately $5.386 million which is available for our future operations.  In addition, we have $5.985 million in restricted deposits pledged as security against the minimum work programs for our exploration blocks which will be released upon completion of those minimum work programs.  We expect to incur expenditures to further our exploration programs.  Our existing cash balance at March 31, 2010 and any cash flow from operating activities is not sufficient to satisfy our current obligations and meet our exploration commitments of $14.5 million over the next twelve months ending March 31, 2011 and is dependent upon obtaining the necessary financing.  We are considering various alternatives with respect to raising additional capital to remedy any future shortfall in capital to meet these exploration commitments and for other general corporate purposes but to date have made no specific plans or arrangements.  Because of the early stage of our operations and our absence of any material oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures.

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $150 Million As Of March 31, 2010 On Account Of GSPC’s Exploration Costs On the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under all phases for the minimum work program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

Based on the most recent information from GSPC dated March 25, 2010, GSPC asserts that the amount payable is approximately $150 million as of September 30, 2009.  We estimate that the amount of GSPC’s claim as of March 31, 2010 to be approximately $150 million plus interest as of that date.  We dispute the claims of GSPC.

We have disputed GSPC’s right to seek the payment and we believe the payment GSPC is seeking is in breach of the Carried Interest Agreement.  We have advised GSPC that we have fulfilled our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest.  We also have obtained the opinion of prominent Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

In addition, we have disputed GSPC’s right, which it purported to claim in November 2008, to undertake an additional work program over and above the minimum work program under the PSC as either Joint Operations or as Exclusive Operations under the terms of the PSC and that we must elect whether we wish to participate in these future exploration activities as Joint Operations.  GSPC advised us that if we failed to make the requested election it will conduct these drilling activities as Exclusive Operations as defined in the PSC.  In response, we advised GSPC that we elected to participate in the drilling operations as a Joint Operation under the terms of the PSC and Joint Operating Agreement and that our exercise was done pursuant to the terms of our Carried Interest Agreement with GSPC, and as such we would be carried for 100% of all of our share of any costs during the additional exploration phase prior to the start of initial commercial production and the Carried Interest Agreement extends through the exploration period of the PSC.

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, we are of the view that the additional costs of drilling future exploration or development wells, or the costs of building the production facilities shall be subject to the Carried Interest Agreement and shall be carried by GSPC.  We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC.  The effect of GSPC seeking payment of this sum may hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A draft proposal has been put forward by us to GSPC in both June and December of 2009 in order to settle this dispute amicably.  We are of the understanding that GSPC Board of Directors’ approval is required in order to complete this settlement.  We are currently awaiting this board meeting to take place.  However, no settlement agreement has been reached as of May 14, 2010 and there can be no assurance that this matter will be settled amicably.

TOC

Our Internal Control Over Financial Reporting Was Not Effective As Of March 31, 2010 And Continuing Weaknesses In Our Internal Controls And Procedures Could Have A Material Adverse Effect On Us
During our management’s assessment of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2009 we identified a material weakness in those controls as identified in Item 9A of the Annual Report - Controls and Procedures.

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

As a result of the existence of the material weakness discussed above, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

Prior to filing this report, we have taken certain steps to remediate this material weakness.  Although these actions are continuing, we anticipate that these actions when completed will remediate the material weakness we identified and strengthen our internal control over financial reporting.  However we cannot assure you that the finalized measures that we implement will effectively address such material weakness or that additional material weaknesses may not develop in the future.

Although we have made significant progress towards remediation of our material weakness over our control environment, certain aspects of our remediation plan are still in progress.  Remedying the existing material weakness, as well as any additional significant deficiencies or material weaknesses that we or our independent auditors may identify in the future, may require us to incur significant costs and expend significant time and management resources.  If we fail to timely remedy any current or additional material weaknesses or significant deficiencies that we or our auditors may identify or if we cannot produce reliable financial reports, we may be unable to comply with our periodic reporting requirements, accurately report our financial results, detect fraud or comply with the requirements of Section 404 of the Sarbanes-Oxley Act all of which could result in a loss of investor confidence in the accuracy, timeliness and completeness of our financial reports. As a consequence, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be materially harmed.  In addition, we can give no assurance that our independent auditors will agree with our management’s assessment of the effectiveness of our internal control over financial reporting at that time.

The Failure Of One Of Our Subsidiaries To Timely File Certain Reports With The Proper Regulatory Authorities Could Result in the Imposition of a Material Penalty
We have recently determined that one of our subsidiaries may be in breach of certain regulatory requirements of the jurisdiction of its organization and we are currently taking immediate steps to remedy the matter. Our subsidiary’s non-compliance with these regulations may result in a financial penalty being imposed against the subsidiary in an amount at the discretion of the regulatory authority. We believe the outcome pertaining to the matter at this time is not determinable, and as such no provision has been made in these consolidated financial statements for the payment of the financial penalty. We have been advised that the range of the possible penalty is anywhere from $nil to $6.3 million which could materially and adversely affect our financial condition and results of operations.

Our Activities Have Only Recently Commenced And We Have a Very Limited Operating History. Our Reserves Of Oil And Gas Are Not Material. We Anticipate Future Losses and There Is No Assurance Of Our Success.
We are in the early stage of developing our operations.  We have a very limited operating history, we have realized very limited revenues from our activities, and we have not achieved our planned principal operations as at March 31, 2010.

Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSCs we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  As of May 14, 2010, there are no or limited facilities for the delivery and storage of hydrocarbons on the areas covered by our PSCs.

TOC

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

TOC

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

May 14, 2010                                         By:  /s/ Allan J. Kent
-------------------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)

TOC