Form 10-Q
period 2010-06-30
GEOGLOBAL RESOURCES INC.
filed 2010-08-13
CIK 896726

DOC

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010;
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite #200, 620 – 4 Avenue SW, Calgary, Alberta, Canada	T2P 0K2
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+1 403-777-9250

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

The number of shares outstanding of the registrant’s common stock as of August 13, 2010 was 72,805,756

DOC

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	3

	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2010 and for the period from inception on August 21, 2002 to June 30, 2010	4

	Unaudited Consolidated Statements of Stockholders' Equity	5

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and for the period from inception on August 21, 2002 to June 30, 2010	6

	Notes to the Unaudited Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.	Controls and Procedures	25

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	26

ITEM 6.	Exhibits	30

DOC

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current
Cash and cash equivalents	5,824,199	16,294,996
Restricted deposits (note 4)	3,815,000	--
Accounts receivable	92,306	64,031
Prepaids and deposits	209,164	173,318
	9,940,669	16,532,345

Restricted deposits (note 4)	5,678,000	6,925,000
Property and equipment (notes 5 and 10)	51,373,740	46,813,004

	66,992,409	70,270,349

Liabilities
Current
Accounts payable	5,832,294	8,733,612
Accrued liabilities	2,679,200	1,196,614
Due to related companies (note 10)	38,393	123,554
	8,549,887	10,053,780

Deferred income taxes	48,500	-
Asset retirement obligation (note 6)	807,090	775,000
	9,405,477	10,828,780
Stockholders' Equity
Capital stock
Authorized
125,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
72,805,756 common shares (December 31, 2009 – 72,805,756)	58,214	58,214
Additional paid-in capital	88,411,858	88,153,778
Deficit accumulated during the development stage	(30,883,140)	(28,770,423)
	57,586,932	59,441,569

	66,992,409	70,270,349
See Going Concern (note 2), Commitments (note 12) and Contingencies (note 13). The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

DOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	Period from Inception, August 21, 2002 to June 30, 2010

Revenue and other income
Oil and gas sales	234,672	190,048	425,889	190,048	1,087,811
Interest income	11,302	83,933	29,657	198,029	5,890,784
Gain on sale of equipment	--	--	--	--	42,228
	245,974	273,981	455,546	388,077	7,020,823

Expenses
Operating	39,692	83,271	102,357	83,271	201,235
General and administrative	927,796	886,573	1,596,468	1,719,742	12,183,052
Consulting fees (note 10)	188,145	169,333	370,796	352,496	7,030,139
Professional fees	63,905	216,503	180,399	448,346	4,145,275
Depletion and depreciation	89,966	57,190	198,334	72,609	869,850
Accretion (note 6)	16,045	13,315	32,090	25,987	119,911
Foreign exchange loss	5,098	(5,762)	32,006	(1,036)	126,673
Impairment of oil and gas properties (note 5)	--	--	--	--	10,098,015
	1,330,647	1,420,423	2,512,450	2,701,415	34,774,150

Net loss before tax	(1,084,673)	(1,146,442)	(2,056,904)	(2,313,338)	(27,753,327)

Current income tax	--	--	(7,313)	--	(7,313)
Deferred income tax	--	--	(48,500)	--	(48,500)
Net loss and comprehensive loss after tax	(1,084,673)	(1,146,442)	(2,112,717)	(2,313,338)	(27,809,140)

Warrant modification	--	(1,754,000)	--	(1,754,000)	(3,074,000)

Net loss and comprehensive loss attributable to common stockholders	(1,084,673)	(2,900,442)	(2,112,717)	(4,067,338)	(30,883,140)

Basic and diluted net loss per share (note 11)	(0.01)	(0.04)	(0.03)	(0.06)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

DOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders’ Equity $
For the period from inception August 21, 2002 to December 31, 2007
Common shares issued	57,550,068	57,614	76,001,511	--	76,059,125
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Share issuance cost	--	--	(4,778,844)	--	(4,778,844)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	9,302,934	--	9,302,934
Net loss	--	--	--	(7,958,261)	(7,958,261)
Balance as at December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

Common shares issued during 2008:
Options exercised for cash	600,000	600	659,400	--	660,000
Stock-based compensation	--	--	1,104,216	--	1,104,216
Net loss	--	--	--	(13,313,915)	(13,313,915)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Compensation option and warrant modification	--	--	264,000	--	264,000
Stock purchase warrant modification	--	--	1,754,000	(1,754,000)	--
Stock-based compensation	--	--	1,581,105	--	1,581,105
Net loss	--	--	--	(4,424,247)	(4,424,247)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	(28,770,423)	59,441,569

Stock-based compensation (note 9)	--	--	258,080	--	258,080
Net loss	--	--	--	(2,112,717)	(2,112,717)
Balance as at June 30, 2010	72,805,756	58,214	88,411,858	(30,883,140)	57,586,932

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

DOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30, 2010	Six months ended June 30, 2009	Period from Inception, August 21, 2002 to June 30, 2010

Cash flows provided by (used in) operating activities:
Net loss	(2,112,717)	(2,313,338)	(27,809,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	32,090	25,987	119,911
Asset impairment	--	--	10,098,015
Depletion and depreciation	198,334	72,609	869,850
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 9)	203,574	605,323	7,034,161
Compensation option & warrant modification	--	264,000	504,000
Deferred income taxes	48,500	--	48,500
Changes in non-cash working capital (note 14)	(627,038)	(140,038)	123,535
	(2,257,257)	(1,485,457)	(9,053,396)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(4,704,071)	(3,611,792)	(53,756,856)
Other property and equipment additions	(493)	--	(1,555,968)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits (note 4)	(2,568,000)	3,875,000	(10,663,000)
Changes in non-cash working capital (note 14)	(940,976)	(1,834,896)	8,109,118
	(8,213,540)	(1,571,688)	(54,749,240)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	--	--	75,612,165
Share issuance costs	--	--	(4,073,388)
Changes in non-cash working capital (note 14)	--	--	(1,911,942)
	--	--	69,626,835
Net increase (decrease) in cash and cash equivalents	(10,470,797)	(3,057,145)	5,824,199

Cash and cash equivalents, beginning of the period	16,294,996	25,432,814	--

Cash and cash equivalents, end of the period	5,824,199	22,375,669	5,824,199

Cash and cash equivalents
Current bank accounts	230,192	222,308	230,192
Short term deposits	5,594,007	22,153,361	5,594,007
	5,824,199	22,375,669	5,824,199

Cash taxes paid during the period	14,138	7,750

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

DOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2010

1.         Organization and Nature of Operations

The Company is engaged primarily in the pursuit of petroleum and natural gas through exploration and development in India.  Since inception, the efforts of GeoGlobal have been devoted to the pursuit of Production Sharing Contracts with the Gujarat State Petroleum Corporation, Oil India Limited and the Government of India and the exploration and development thereof.  The Company is a Delaware corporation whose common stock is listed and traded on the NYSE/Amex Exchange under the symbol GGR.

On August 29, 2003, the Company commenced oil and gas exploration activities.  As of June 30, 2010, the Company has not achieved its planned principal operations from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required, are that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principle operations.

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, the Company’s ability to continue as a going concern will be impaired.  The Company’s financial statements as at and for the period ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  During the period ended June 30, 2010, the Company incurred a net loss of approximately $2.1 million, used approximately $2.3 million of cash flow in its operating activities, used approximately $8.2 million in its investing activities and had an accumulated deficit of approximately $30.9 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur expenditures to further its exploration programs and the Company’s existing cash balance and any cash flow from operating activities is not sufficient to satisfy its current obligations and meet its commitments of $29.8 million over the next three and one half years ending December 31, 2013 of which, approximately $17.0 million is attributable to the twelve months ending June 30, 2011.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company deems it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.   There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures.

As at June 30, 2010, the Company has working capital of approximately $1.4 million which is available for the Company’s future operations.  In addition, the Company has $9.5 million in restricted deposits pledged as security against the minimum work program which will be released upon completion of the minimum work program.

Should the going concern assumption not be appropriate and the Company is not able to realize its assets and settle its liabilities, commitments (as described in note 12) and contingencies (as described in note 13) in the normal course of operations, these unaudited consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

These unaudited consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if the Company is unable to continue as a going concern.

DOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2010

3.         Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have not been audited and are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these unaudited consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at June 30, 2010 and 2009, the results of operations for the three and six months ended and cash flows for the three months ended June 30, 2010 and 2009 and for the period from inception of August 21, 2002 to June 30, 2010.  In preparing these accompanying unaudited consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and related disclosures. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or circumstances.

Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These Unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of estimates
The preparation of the unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimated amounts due to factors such as fluctuations in interest rates, currency exchange rates, inflation levels and commodity prices, changes in economic conditions and legislative and regulatory changes.

Significant estimates with regard to the unaudited consolidated financial statements include the estimated carrying value of unproved properties, the estimated cost and timing related to asset retirement obligations, stock-based compensation and contingencies.

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

The term deposits securing these bank guarantees are as follows:

	June 30, 2010		December 31, 2009
	$		$
Exploration Blocks – India
Mehsana		160,000		160,000
Sanand/Miroli		1,300,000		1,300,000
Ankleshwar		1,990,000		1,490,000
Tarapur		--		940,000
DS 03		780,000		450,000
DS 04		1,247,000		215,000
KG Onshore		1,475,000		1,475,000
RJ 20		1,100,000		490,000
RJ 21		1,441,000		405,000
		9,493,000		6,925,000
Less: current portion of restricted deposit		(3,815,000)		--
		5,678,000		6,925,000

DOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2010

4.         Restricted Deposits (continued)

The following term deposits are classified as current restricted deposits:

	June 30, 2010		June 30, 2009
	$		$
Sanand/Miroli		1,300,000		--
Ankleshwar		1,490,000		--
DS 03		450,000		--
KG Onshore		575,000		--
		3,815,000		--

Subsequent to June 30, 2010, term deposits securing bank guarantees amounting to $2,515,000 included in the current portion of the restricted deposits have been released.

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties in India.

	June 30, 2010 $	December 31, 2009 $
Oil and natural gas properties (using the full-cost method)
Unproved properties	56,484,267	51,890,959
Proved properties	4,513,000	4,313,000
Total oil and natural gas properties	60,997,267	56,203,959

Building	889,609	889,609
Computer, office and other equipment	583,560	583,067

Total property and equipment	62,470,436	57,676,635
Accumulated impairment of oil and natural gas properties	(10,098,015)	(10,098,015)
Accumulated depletion	(460,700)	(293,700)
Accumulated depreciation	(537,981)	(471,916)

Total property and equipment, net	51,373,740	46,813,004

The unproved oil and natural gas properties consist of contract interests in 10 exploration blocks held in India.

The Company has capitalized $244,902 for the six months ended June 30, 2010 (June 30, 2009 – $650,976) of general and administrative expenses directly related to exploration activities.  These amounts include $54,506 (June 30, 2009 – $378,743) of capitalized stock-based compensation expense and capitalized support equipment depreciation of $34,730 (June 30, 2009 - $25,931).

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at June 30, 2010, to assess the ceiling limitation of its proved oil properties.  At June 30, 2010, the Company’s net capitalized costs of proved oil and natural gas properties did not exceed the ceiling limitation.

DOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2010

6.         Asset Retirement Obligation

Asset retirement obligations are recorded for legal obligations where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.

The following table summarizes the changes in the asset retirement obligation:

	June 30, 2010 $	December 31, 2009 $
Asset retirement obligation at beginning of period	775,000	633,598
Liabilities incurred	--	85,783
Accretion expense	32,090	55,619

Asset retirement obligation at end of period	807,090	775,000

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

Activity with respect to all warrants is presented below for the periods as noted:

	June 30, 2010		December 31, 2009
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $
Outstanding warrants at the beginning of period	5,599,716	7.91	5,599,716	7.91
Warrants granted	--	--	--	--
Warrants exercised	--	--	--	--
Warrants outstanding at the end of period	5,599,716	7.91	5,599,716	7.91

Exercisable at end of period	5,599,716	7.91	5,599,716	7.91

The weighted average remaining life by exercise price as of June 30, 2010 is summarized below:

Warrants	Outstanding and Exercisable #	Weighted Average Remaining Life (Months)	Weighted Average Exercise Price $
Compensation Options	535,944	11.7	5.55
Compensation Warrants	97,572	11.7	9.00
Stock Purchase Warrants	4,966,200	11.7	8.14
	5,599,716	11.7	7.91

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

DOC

9.         Stock Options

The Company's 2008 Stock Incentive Plan (2008 Plan)
Under the terms of the 2008 Plan, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 2008 Plan.  As at June 30, 2010, the Company had 9,500,000 common shares remaining for the grant of options under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) May 30, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

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

The following table summarizes stock-based compensation for employees, non-employee consultants and independent directors:
	Three months ended June 30, 2010		Three months ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009		Period from Inception August 21, 2002 to June 30, 2010
	$		$		$		$		$
Stock-based compensation
Unaudited Consolidated Statements of Operations
General and administrative		145,964		215,825		248,790		579,170		3,680,485
Consulting fees		(8,980)		10,253		(45,216)		26,153		3,353,676
		136,984		226,078		203,574		605,323		7,034,161
Consolidated Balance Sheets
Property and equipment		49,347		96,579		54,506		378,743		5,212,174
		186,331		322,657		258,080		984,066		12,246,335

At June 30, 2010, the total compensation cost related to non-vested awards not yet recognized was $955,392 (December 31, 2009 – $382,483) which will be recognized over a weighted-average period of 1 year.  During the three and six months ended June 30, 2010 and 2009, no options were exercised.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Fair value of stock options granted (per option)	$1.02	$0.50	$1.00	$0.37
Risk-free interest rate	3.0%	1.7%	2.4%	1.3%
Volatility	131%	114%	130%	108%
Expected life	10.0 years	3.2 years	7.6 years	2.8 years
Dividend yield	0%	0%	0%	0%

DOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2010

9.         Stock Options (continued)

Stock option table
Activity with respect to all stock options is presented below for the periods as noted:

	June 30, 2010		June 30, 2009
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $
Outstanding options at beginning of period	4,440,000	3.69	5,325,000	3.67
Options granted	1,030,000	2.21	80,000	1.09
Options exercised	--	--	--	--
Options expired	(30,000)	5.09	(35,000)	6.45
Forfeitures and cancellations	(110,000)	1.72	--	--
Options outstanding at end of period	5,330,000	3.26	5,370,000	3.64

Outstanding aggregate intrinsic value	$600		$--

Exercisable at end of period	4,082,500	3.63	4,182,500	3.97

Exercisable aggregate intrinsic value	$600		$--

The weighted average remaining life by exercise price as of June 30, 2010 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Expected Life Months	Exercisable Shares #	Weighted Average Exercise Price $
1.00 - 1.99	1,853,800	48.5	1,252,500	1.68
2.00 - 2.99	323,800	119.0	--	2.25
3.00 - 4.99	1,672,400	83.5	1,350,000	3.83
5.00 - 5.99	1,430,000	26.1	1,430,000	5.04
6.00 - 6.99	50,000	63.2	50,000	6.81
	5,330,000	57.9	4,082,500	3.63

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

DOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2010

10.         Related Party Transactions (continued)

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

	Three months ended June 30, 2010		Three months ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009		Period from Inception, August 21, 2002 to June 30, 2010
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		65,625		65,625		131,250		131,250		837,417
Consolidated Balance Sheets
Property and equipment		21,875		21,875		43,750		43,750		1,380,916
		87,500		87,500		175,000		175,000		2,218,333

At June 30, 2010, the Company owed Roy Group $34,554 (December 31, 2009 - $63,087) for services provided pursuant to the Technical Services Agreement and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

D.I. Investments Ltd. (DI)
DI is related to the Company by common management and is controlled by an officer and director of the Company.  DI charges consulting fees for management, financial and accounting services rendered, as outlined and recorded below:

	Three months ended June 30, 2010		Three months ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009		Period from Inception, August 21, 2002 to June 30, 2010
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		53,187		53,187		106,374		106,374		1,233,589

At June 30, 2010, the Company owed DI $1,387 (December 31, 2009 – $35,907) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

DOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2010

10.         Related Party Transactions (continued)

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of an officer and director of the Company.  Amicus charged consulting fees for IT and computer related services rendered, as outlined below:

	Three months ended June 30, 2010		Three months ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009		Period from Inception, August 21, 2002 to June 30, 2010
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		13,482		10,674		30,865		23,977		371,559

The Company recognized compensation cost or (recovery) of compensation cost for stock-based compensation arrangements with the principal of Amicus as outlined and recorded below:

Unaudited Consolidated Statements of Operations
Consulting fees	7,422	4,043	485	10,502	625,599

At June 30, 2010, the Company owed Amicus $2,452 (December 31, 2009 - $24,560) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

11.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended June 30, 2010		Three months ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009
	$		$		$		$
Net loss for the period		(1,084,673)		(1,146,442)		(2,112,717)		(2,313,338)
Stock purchase warrant modification		--		(1,754,000)		--		(1,754,000)
Net loss available to common stockholders		(1,084,673)		(2,900,442)		(2,112,717)		(4,067,338)

Weighted average number of common shares outstanding:
Basic		72,805,756		67,805,756		72,805,756		67,805,756
Impact of securities convertible into common shares		45,691		--		90,403		--
Diluted		72,851,447		67,805,756		72,896,159		67,805,756

Per share amounts
Basic and diluted		(0.01)		(0.04)		(0.03)		(0.06)

Securities excluded from denominator as anti-dilutive:
Stock options		5,050,000		5,370,000		4,726,200		5,370,000
Warrants		4,966,200		4,966,200		4,966,200		4,966,200
Compensation options		535,944		535,944		535,944		535,944
Compensation option warrants		97,572		97,572		97,572		97,572
		10,649,716		10,969,716		10,325,916		10,969,716

DOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2010

12.           Commitments

Pursuant to current production sharing contracts, the Company is required to perform minimum exploration activities that include various types of surveys, acquisition and processing of seismic data and drilling of exploration wells.  These obligations have not been provided for in the financial statements.  The anticipated payments due under these agreements in effect are as follows:

	Operating Leases	Production Sharing Contracts
	$	$
2010 (remainder)	96,000	10,175,000
2011	192,000	13,286,000
2012	192,000	4,694,000
2013	16,000	1,650,000
Thereafter	--	--
	496,000	29,805,000

The Company has applied to increase its participating interest under a certain production sharing contract from 10% to 20%.  If this application is approved, the Company’s commitments would increase by $2.3 million in 2010, $2.0 million in 2011, $3.5 million in 2012 and $1.6 million in 2013.  To date, the approval has not been granted.

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

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement.  GSPC asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.  The Company disputes the claim of GSPC.

Based on the most recent information available from GSPC dated March 25, 2010, GSPC asserts that the amount invested in the KG Offshore Block as of September 30, 2009 is approximately Rs. 5,923 Crore (approximately $1.5 billion) (10% being $150 million including the net 5% interest of Roy Group (Mauritius) Inc.).

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

DOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2010

13.         Contingencies (continued)

The Company continues to be of the view that, under the terms of the Carried Interest Agreement, it has a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of its share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, the Company is of the view that the additional costs of drilling future exploration or development wells, or the costs of building the production facilities shall be subject to the Carried Interest Agreement and shall be carried by GSPC.  The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend the Company is in breach of the PSC.  The effect of GSPC seeking payment of this sum may hinder the Company’s capital raising and other activities.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A draft proposal has been put forward to GSPC in both June and December of 2009 and again in July 2010 in order to settle this dispute amicably.  The Company is of the understanding that GSPC Board of Directors’ approval is required in order to complete this settlement.  The Company is currently awaiting the draft proposal to be presented to the GSPC Board.  However, no settlement agreement has been reached as of August 13, 2010 and there can be no assurance that this matter will be settled amicably.

Other Matters
The Company has determined that one of its subsidiaries may be in breach of certain regulatory requirements of the jurisdiction of its organization and the Company is currently taking appropriate steps to remedy the matter.  The subsidiary’s non-compliance with these regulations may result in a financial penalty being imposed against the subsidiary in an amount at the discretion of the regulatory authority.  Management believes the outcome pertaining to the matter at this time is not determinable, and as such no provision has been made in these unaudited consolidated financial statements for the payment of the financial penalty.  After further evaluation and consultation with the Company’s advisors, the range of the possible penalty has been revised to anywhere from $nil to $3.2 million.

14.         Supplemental Disclosure of Cash Flow Information

Changes in non-cash working capital were as follows:

	Six months ended June 30, 2010		Six months ended June 30, 2009
	$		$
(Increase) decrease in non-cash working capital
Accounts receivable		(28,275)		(36,636)
Prepaids and deposits		(35,846)		144,356
Accounts payable		(2,901,318)		(1,299,461)
Accrued liabilities		1,482,586		(809,220)
Due to related companies		(85,161)		26,027
Net change in non-cash working capital		(1,568,014)		(1,974,934)
Relating to:
Operating activities		(627,038)		(140,038)
Investing activities		(940,976)		(1,834,896)
		(1,568,014)		(1,974,934)

DOC

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are engaged, through our subsidiaries, in the exploration for and development of oil and natural gas reserves.  At June 30, 2010, we have not yet achieved our planned principal operations and are considered to be a development stage enterprise.  We initiated these activities in 2003.  At present, these activities are primarily being undertaken in four geological basins located offshore and onshore in India where reserves of oil or natural gas are believed by our management to exist.  We are also pursuing exploration opportunities elsewhere in Israel and Colombia but have not as yet entered into any final agreements with respect to these activities.

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

Unless the context should otherwise require, references to “we,” “us” and “our” in this Quarterly Report refer to GeoGlobal Resources Inc. and our wholly-owned consolidated subsidiaries.  When we refer to GeoGlobal Barbados, we are referring to GeoGlobal Resources (Barbados) Inc., our wholly-owned subsidiary incorporated under the Companies Act of Barbados that is the contracting party under our four PSCs covering four blocks in the Cambay Basin, our two PSCs covering two blocks in the Deccan Syneclise Basin, our two PSCs covering two blocks in the Rajasthan Basin and our one PSC covering the KG Onshore Block in the Krishna Godavari Basin.  When we refer to GeoGlobal India, we are referring to GeoGlobal Resources (India) Inc., our wholly-owned subsidiary that is the contracting party under our PSC covering one KG Offshore Block in the Krishna Godavari Basin.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report.  This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements.  Factors that may cause or contribute to such differences include those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as those discussed elsewhere in this Quarterly Report.  For further information, refer to the Consolidated Financial Statements and related Notes and the Management's Discussion and Analysis thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
NELP – means National Exploration Licensing Policy

DOC

Results of Operations for the Three and Six months ended June 30, 2010 and 2009
We started our first production as non-operator from one field in the Tarapur block in May 2009.  Our interest in the proved reserves in this field is 117.6 MBbls of oil and 88.5 MMcf of natural gas and probable reserves of 513.1 MBbls of oil and 695.6 MMcf of natural gas as at December 31, 2009 based upon an independent reserve report dated January 1, 2010 by Chapman Petroleum Engineering Ltd., Calgary, Alberta, Canada.

For the three months ended June 30, 2010, we incurred a net loss of $1,085,000 compared with a net loss of $1,146,000 for the three months ended June 30, 2009 before expenses of $1,754,000 resulting from the extension of the expiration date of outstanding warrants which we effected in the second quarter of 2009.

For the six months ended June 30, 2010, we incurred a net loss of $2,113,000 compared with a net loss of $2,313,000 for the six months ended June 30, 2009 before reflecting the warrant modification.  This overall decrease was due to an increase in oil and gas sales by $236,000 and a decrease in overall expenses by $189,000 offset by a decrease in interest income by $168,000 and increase in income tax expense by $56,000.

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Oil Production (barrels)	2,602	3,098	5,866	3,098
Oil Sales (barrels)	2,414	3,024	5,059	3,024
Oil Sales	$183,000	$190,000	$374,000	$190,000
Gas Sales	$52,000	$--	$52,000	$--
Average Oil Price per Barrel	$75.54	$62.85	$73.84	$62.85
Operating Costs	$40,000	$83,000	$102,000	$83,000
Operating Costs per Barrel	$15.25	$27.54	$17.45	$27.54
Depletion	$77,000	$43,000	$167,000	$43,000
Depletion per Barrel	$29.59	$14.14	$28.47	$14.14

Oil and Gas Sales
All of our oil and gas sales are derived from the production in India.  With the approval of the Tarapur 1 field development plan by the Management Committee, three wells began production in mid May 2009, two wells in September 2009 and one well in January 2010.  Further, in January 2010 a pipeline was constructed to allow the sale of the associated natural gas which had been flared off in 2009.  There are ten additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Further, there is one gas well awaiting completion of a separate gas pipeline.

Oil and gas sales for the three months ended June 30, 2010 were $235,000 as compared to $190,000 for the three months ended June 30, 2009.  This increase is mainly attributable to the increase in the oil price to $75.54 per barrel as compared to $62.85 per barrel in the comparative quarter combined with the sale of the associated natural gas which had been flared off in the comparative quarter.

Oil and gas sales for the six months ended June 30, 2010 were $426,000 as compared to $190,000 for the six months ended June 30, 2009.  This increase is attributable to the increase in the oil price over the comparative period and the oil production is for six months in 2010 as compared to only two months for the six months ended June 30, 2009.

Oil sales are currently based on the spot price based on the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged.  In addition, all our associated natural gas is sold to local markets at a firm contract price of $7.00 per Mcf.

Interest Income
Interest income during the three months ended June 30, 2010 was $11,000 as compared with $84,000 for the same period in 2009.  This decrease is primarily attributed to lower cash balances and restricted deposits available for investment.  The average cash balance and restricted deposits during the three months ended June 30, 2010 was $16.5 million compared with $30.1 million for the three months ended June 30, 2009.

Interest income during the six months ended June 30, 2010 was $30,000 as compared with $198,000 for the same period in 2009.  This decrease is primarily attributed to lower cash balances and restricted deposits available for investment.  The average cash balance and restricted deposits during the six months ended June 30, 2010 was $19.3 million compared with $32.8 million for the six months ended June 30, 2009.

DOC

Operating
Operating costs for the three months ended June 30, 2010 are $40,000 or approximately $15.25 per barrel, as a result of production from the Tarapur 1 field.  The operating costs includes handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contains a fixed and variable portion.   Operating costs for the three months ended June 30, 2009 was $83,000 or $27.54 per barrel, as a result of production from the Tarapur 1 field.

Operating costs for the six months ended June 30, 2010 are $102,000 or approximately $19.20 per barrel, as a result of production from the Tarapur 1 field.  The operating costs includes handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contains a fixed and variable portion.   Operating costs for the six months ended June 30, 2009 was $83,000 or $27.54 per barrel, as a result of production from the Tarapur 1 field.

General and Administrative
For the three months ended June 30, 2010, our general and administrative expenses increased to $928,000 from $887,000 for the three months ended June 30, 2009.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE/Amex listing and filing fees, investor relation services and transfer agent fees and services.  Bank guarantee fees increased by $73,000 in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as these costs normally incurred in the first quarter were not incurred until the second quarter of 2010. Directors’ fees increased $73,000, salaries and benefits increased by $96,000 and travel and hotel by $50,000 mostly related to restructuring of our management team and the addition of a new executive officer for the three months ended June 30, 2010 as compared to the same period in 2009.  These increases are offset by a decrease in compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  These stock-based compensation costs decreased to $146,000 from $216,000 for the same period in 2009.  A further decrease is a result of a charge of $264,000 to general and administrative expenses for the warrant modification in the second quarter of 2009 which was not incurred in the second quarter of 2010.

For the six months ended June 30, 2010, our general and administrative expenses decreased to $1,596,000 from $1,720,000 for the six months ended June 30, 2009.  Directors’ fees increased $175,000, salaries and benefits increased by $109,000, moving cost increased by $85,000 and travel and hotel by $59,000 mostly related to restructuring of our management team and the addition of a new executive officer for the six months ended June 30, 2010 as compared to the same period in 2009.  These increases are offset by a decrease in compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  These stock-based compensation costs decreased to $249,000 from $579,000 for the same period in 2009.  A further decrease is a result of a charge of $264,000 to general and administrative expenses for the warrant modification in the six months ended June 30, 2009 which was not incurred in the six months ended June 30, 2010.

Consulting Fees
Consulting fees for the three months ended June 30, 2010 were $188,000, an increase of $19,000 from $169,000 when compared to the three months ended June 30, 2009.  Significant items included in consulting fee expenses include a portion of costs paid to Roy Group (Barbados) Inc. for Chief Executive Officer services, costs paid to D.I. Investments Inc. for Chief Financial Officer services and the related health care costs and other consulting costs as incurred in employing various technical and corporate consultants who advised us on a variety of matters.

Our fees paid to Roy Group (Barbados) Inc. remained consistent at $88,000 for both the three months ended June 30, 2010 and 2009.  We expensed as consulting fees 75% or $66,000 of the costs paid to Roy Group (Barbados) Inc. for CEO related duties and other general corporate affairs.  The remaining 25% or $22,000 was capitalized for technical geological services. We evaluate the nature of our CEO’s activities annually to determine the appropriate allocation.  Consulting fees paid to D.I. Investments Inc. remained consistent at $53,000.

Consulting fees for the six months ended June 30, 2010 were $371,000, an increase of $19,000 from $352,000 when compared to the six months ended June 30, 2009.

Our fees paid to Roy Group (Barbados) Inc. remained consistent at $175,000 for both the six months ended June 30, 2010 and 2009.  We expensed as consulting fees 75% or $131,000 of the costs paid to Roy Group (Barbados) Inc. for CEO related duties and other general corporate affairs.  The remaining 25% or $44,000 was capitalized for technical geological services.  We evaluate the payment of these costs annually to determine the appropriate allocation.  Consulting fees paid to D.I. Investments Inc. remained consistent at $106,000.

DOC

Professional Fees
Professional fees for the three months ended June 30, 2010 were $64,000 compared with $217,000 for the three months ended June 30, 2009.  This decrease is mostly a result of professional fees incurred during the three months ended June 30, 2009 paid to various tax advisors to complete a review of our corporate structure with a goal to ensure tax compliance, strategy and efficiency across all jurisdictions during the three months ended June 30, 2009 that were not incurred in the current quarter.  Professional fees include general counsel, audit and review costs and tax advisors to assist with compliance.

Professional fees for the six months ended June 30, 2010 were $180,000 compared with $448,000 for the six months ended June 30, 2009.  This decrease is mostly a result of professional fees incurred during the three months ended June 30, 2009 paid to various tax advisors to complete a review of our corporate structure with a goal to ensure tax compliance, strategy and efficiency across all jurisdictions during the six months ended June 30, 2009 that were not incurred in the current quarter.

Depletion and depreciation
Depletion and depreciation increased to $90,000 during the three months ended June 30, 2010 from $57,000 during the three months ended June 30, 2009.  As a result of our production from the Tarapur 1 field we had depletion of $77,000 or $29.59 per barrel and depreciation of $13,000 for the three months ended June 30, 2010, as compared to depletion of $43,000 or $14.14 per barrel and depreciation of $14,000 for the same period in 2009.

Depletion and depreciation increased to $198,000 during the six months ended June 30, 2010 from $73,000 during the six months ended June 30, 2009.  As a result of our production from the Tarapur 1 field we had depletion of $167,000 or $28.47 per barrel and depreciation of $31,000 for the six months ended June 30, 2010, as compared to depletion of $43,000 or $14.14 per barrel and depreciation of $30,000 for the six months ended June 30, 2009.

Other
We capitalized certain overhead costs directly related to our exploration activities in India.  During the three months ended June 30, 2010, we capitalized overhead costs totaling $132,000 as compared to $202,000 during the three months ended June 30, 2009.  Included in the amounts above are stock-based compensation costs capitalized of $50,000 for the three months ended June 30, 2010 compared with $97,000 for the three months ended June 30, 2009.

During the six months ended June 30, 2010, we capitalized overhead costs totaling $245,000 as compared to $651,000 during the six months ended June 30, 2009.  Included in the amounts above are stock-based compensation costs capitalized of $55,000 for the six months ended June 30, 2010 compared with $379,000 for the six months ended June 30, 2009.

The treatment of capitalized overhead costs remained consistent with the comparable quarter and includes costs relating to personnel, consultants, their travel and stock-based compensation directly associated with the advancement of our oil and gas interests.

Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee in April 2009 and the completion of an independent reserve report dated January 1, 2010 by Chapman Petroleum Engineering Ltd., Calgary, Alberta, Canada, we claim reserves in the Tarapur 1 field as at December 31, 2009 as follows:

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

DOC

Liquidity
Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired.  Our unaudited consolidated financial statements as at and for the six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have incurred a history of operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

At June 30, 2010, our cash and cash equivalents were $5.8 million (December 31, 2009 - $16.3 million). The majority of this balance is being held in US funds, of which $5.6 million is held in term deposits earning interest based on the US prime rate which will contribute towards covering a portion of our administrative costs and overhead throughout 2010. We have current assets of $9.9 million and current liabilities of $8.5 million, or working capital of $1.4 million.  Our current assets as of June 30, 2010 include $3.8 million of restricted deposits of which $2.5 million was released from escrow subsequent to June 30, 2010. As of June 30, 2010, we have non-current restricted deposits that total $5.7 million, which we do not anticipate being released from escrow until June 30, 2012.  The restricted deposits are pledged as security against the minimum work programs for our exploration blocks and are released upon completion of those minimum work programs.

We will incur exploration and other expenses under the terms of our PSCs to further our exploration programs.  Our existing cash balance at June 30, 2010 and our anticipated cash flow from operating activities is not sufficient to satisfy our current obligations and meet our exploration commitments of $17.0 million and $29.8 million over the twelve months ending June 30, 2011 and the three and one half years ending December 31, 2013, respectively.  Accordingly, in the event we are unable to raise sufficient capital to meet our exploration and other commitments during these respective periods, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures and possibly curtail other of our activities.

We are considering various alternatives with respect to raising additional capital to remedy any future shortfall in capital to meet these exploration commitments and for other general corporate purposes but to date have made no specific plans or arrangements. It will be necessary for us to raise additional capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available to fund our continued exploration expenditures. Because of the early stage of our operations and our absence of any material oil and natural gas reserves, there can be no assurance this capital will be available.  While there can be no assurance as to our success in this regard, we believe that we will be able to raise additional capital which combined with our available cash resources will be sufficient funds to maintain our activities under the terms of our PSCs through our next fiscal year ending December 31, 2011.

We believe at this time that the outcome of the GSPC Carried Interest dispute will not have a material effect on our liquidity.

Our overall position in cash and cash equivalents decreased by $10.5 million to $5.8 million at June 30, 2010 from $16.3 million at December 31, 2009.  The primary reason for the decrease in cash and cash equivalents can be attributed to the following activities:

Our net cash used in operating activities during the six months ended June 30, 2010 was $2.3 million as compared to $1.5 million for the six months ended June 30, 2009.  The use of cash is mainly related to general and administrative costs, consulting and professional fees and operating costs, offset by oil sales and interest earned on our short-term deposits.

Our net cash used in investing activities during the six months ended June 30, 2010 was $8.2 million as compared to $1.6 million during the six months ended June 30, 2009.  Funds of $4.7 million were used for exploration activities as compared to $3.6 million in 2009.  This increase is consistent with the increase in exploration activity in the year 2010 versus the year 2009 and prior years.  In addition, the increase in the requirement to supply bank guarantees is consistent with the increase in exploration activity.  Reflecting this increase in exploration activity, in the six months ended June 30, 2010, funds were used of $2.6 million compared to funds provided of $3.9 million for the six months ended June 30, 2009.  These bank guarantees have been provided and serve as guarantees for the performance of our minimum work programs and are in the form of irrevocable letters of credit which are secured by our term deposits in the same amount.

Cash provided by financing activities for the six months ended June 30, 2010 and 2009 was $nil.  There were no private placement sales or exercise of options or warrants during the six months ended June 30, 2010 or 2009.

DOC

Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies, as more fully described in our unaudited consolidated financial statements in the normal course of operations, our unaudited consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.  Our unaudited consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

Capital Resources
We intend that our exploration and development activities pursuant to the PSCs we are a party to, and the related drilling activities in the ten exploration blocks that we hold an interest in, will continue through 2010 in accordance with the terms of those agreements, subject to raising sufficient capital.  During the period January 1, 2010 to December 31, 2010, based on the current budgets, we anticipate participating in the drilling of ten exploratory wells and ten core wells; conducting a 12,000 line kilometer aeromagnetic survey; and acquire, process and interpret 2,015 line kilometers of 2-D seismic and 350 square kilometers of 3-D seismic.  As at June 30, 2010 four of the ten exploratory wells have been drilled and approximately 141.4 square kilometers of 3-D seismic has been acquired.  We further expect to commence the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore block for which we are carried.  Also, if we increase our participating interest in the KG Onshore Block to 20%, our obligations to fund the 3-D seismic acquisition and the exploratory drilling on the block will increase.  At this time, we do not expect to participate in any additional exploratory, appraisal and development wells over and above our existing commitments.

As of August 13, 2010, we are pursuing exploration opportunities elsewhere in Israel and Colombia but have not as yet entered into any final agreements with respect to these activities.

During the first quarter of 2010, we hired a new Senior Executive Officer.  We do not expect to have any further significant change in 2010 in our number of employees.

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at June 30, 2010 were not substantially different than at December 31, 2009.

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

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.  We dispute the claim of GSPC.

Based on the most recent information available from GSPC dated March 25, 2010, GSPC asserts that the amount invested in the KG Offshore Block as of September 30, 2009 is approximately Rs. 5,923 Crore (approximately $1.5 billion) (10% being $150 million including the net 5% interest of Roy Group (Mauritius) Inc.).

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

DOC

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, we are of the view that the additional costs of drilling future exploration or development wells, or the costs of building the production facilities shall be subject to the Carried Interest Agreement and shall be carried by GSPC.  We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC.  The effect of GSPC seeking payment of this sum may hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A draft proposal has been put forward by us to GSPC in both June and December of 2009 and again in July 2010 in order to settle this dispute amicably.  We are of the understanding that GSPC Board of Directors’ approval is required in order to complete this settlement.  We are currently awaiting the draft proposal to be presented to the GSPC Board.  However, no settlement agreement has been reached as of August 13, 2010 and there can be no assurance that this matter will be settled amicably.

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

We believe that the assumptions, judgments and estimates involved in the accounting for oil and gas accounting and impairment, asset retirement obligation and share-based payment arrangements have the greatest potential impact on our unaudited consolidated financial statements.  These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

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

Krishna Godavari Offshore Block
Deen Dayal West Field Development Plan
A Field Development Plan has been approved with the following details:
•	Includes fifteen wells; four existing wells (KG#8, KG#15, KG#17 and KG#28) and eleven new development wells which include three slant wells and eight multilateral wells to be drilled.
•	Production facilities to include:
• Two offshore platforms (one well head and one central processing);
• 20 kilometer long pipeline of 24 inch diameter up to landfall point; and
•	One onshore gas terminal to include a gas sweetening unit, gas dehydration unit, dew point depression unit, condensate stabilization unit, sulphur recovery unit and a captive power unit.
•	Delivery point for gas will be the outlet flange of delivery facility located at the onshore terminal at Mallavaram Village, near Yanam, Kakinada, Andhra Pradesh.
•	First gas production to commence December 2011 (now expected to be June 2012 or later).
•	GSPC as operator will apply for a 17 square kilometer mineral lease to cover this area.

GSPC estimated in the Field Development Plan that on a preliminary basis, the gross costs for the production facilities will be approximately US$941 million and US$860 million for the future development drilling costs. GSPC is currently in the process of commissioning an offshore platform and jack-up drilling rig to commence the drilling of the new development wells.

Krishna Godavari Onshore Block
During the first half of 2010, Oil India Limited as operator of the KG Onshore Block commenced a 3-D seismic acquisition program.  The acquisition program is planned to cover approximately 548 square kilometers with approximately 400 square kilometers of full-fold data as a result of seismic acquisition restrictions in the reserve forest.  As at June 30, 2010 approximately 141.4 square kilometers of 3-D seismic had been acquired.  It is anticipated that the seismic acquisition and part of the processing will be completed before the end of the 2010 year.

DOC

Three priority locations have been proposed by us and reviewed and agreed to by the operator, Oil India Limited.  All of these locations have multiple prospects in both the shallower (Eocene – Miocene) and the deeper (Cretaceous – Jurassic) zones.

All necessary steps are currently being undertaken by Oil India Limited in an effort to commence the drilling of the first of twelve exploration wells by the second or third quarter of 2011.

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

Sanand/Miroli Block
GSPC as operator held a Management Committee meeting on July 21, 2010 whereby the Declaration of Commerciality was reviewed for the M-1 and M-6 oil discoveries.  GSPC continues to prepare a work program and budget for the fiscal year April 1, 2010 to March 31, 2011.  We believe the program will entail the continued testing of wells in conjunction with the preparation and filing of the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in order to bring these wells onto production.

Ankleshwar Block
During the first half of 2010, GSPC as operator drilled the remaining three exploratory wells (ANK-39S, ANK-40S and ANK-41S) to complete the Phase I Minimum Work commitment.  These three wells are currently being tested and evaluated.   GSPC continues to prepare a work program and budget for the fiscal year April 1, 2010 to March 31, 2011.  We believe the program will entail the continued testing of the recently drilled wells in conjunction with the preparation and filing of the necessary declarations of commerciality pursuant to the provisions of the PSC.

Mehsana Block
On February 8, 2010 the Directorate General of Hydrocarbons approved the extension of the Phase I minimum work program to July 13, 2010.  This extension allowed the consortium time to complete a four well testing and stimulation program in order to complete the appraisal of the block, the results of which are not yet known.  After completion of the test results, all areas not defined as a Commercial Discovery will be relinquished under the terms of the PSC as the consortium has elected not to proceed to Phase II.

DS03 Block
On February 6, 2010 we applied for a six month extension of Phase I to September 3, 2010 in order to complete a 12,000 line kilometer aeromagnetic survey.  The extension has been granted and we have further elected to proceed into Phase II of the exploratory work program.  Our commitment to the end of Phase II is now to complete this survey which is currently awaiting approval from the Government of India, complete a 500 line kilometers 2-D seismic survey and drill one exploratory well to a depth of approximately 1,500 meters before September 3, 2011.

DS04 Block
It is our intention as operator of the DS04 block to drill ten core holes to a depth of 500 meters and complete a 535 line kilometer 2-D seismic survey over the balance of the 2010 year.

RJ20 and RJ21 Blocks
The consortium recently completed the acquisition, processing and interpretation of a 3-D seismic program of approximately 1,300 square kilometers.  On April 21, 2010, the first well on the Rajasthan blocks, the Rachan-1 well commenced drilling on the RJ 21 Block.  Oil India Limited as operator has completed the drilling of this well to a total depth of 1,550 meters.  The well is currently being tested and evaluated and upon completion, the next drilling location will commence.  The Rachan-1 well is the first of twenty exploration wells to be drilled over the two blocks.

DOC

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

At June 30, 2010, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At June 30, 2010, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2009, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, however, along with the Plan as disclosed in our Form 10-K for the year ended December 31, 2009, we continue to take steps to correct this situation.

Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act), during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DOC

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $2.1 million, and used $2.3 million of cash flow in our operating activities and $8.2 million in our investing activities for the six months ended June 30, 2010.  As at June 30, 2010, we had an accumulated deficit of $30.9 million and working capital of $1.4 million.  These matters raise doubt about our ability to continue as a going concern.

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

Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies, as more fully described in our unaudited consolidated financial statements in the normal course of operations, our unaudited consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.  Our unaudited consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

Our Capital Resources Have Declined and We May Not Be Successful In Raising Additional Capital
At June 30, 2010, our cash and cash equivalents were $5.8 million compared with $16.3 million at December 31, 2009. We have current assets of $9.9 million and current liabilities of $8.5 million, or working capital of $1.4 million.  Our current assets as of June 30, 2010 include $3.8 million of restricted deposits of which $2.5 million was released from escrow subsequent to June 30, 2010.  As of June 30, 2010, we have non-current restricted deposits that total $5.7 million, which we do not anticipate being released from escrow until June 30, 2012.  The restricted deposits are pledged as security against the minimum work programs for our exploration blocks and are released upon completion of those minimum work programs.

We incur exploration and other expenses under the terms of our PSCs to further our exploration programs.  Our existing cash balance at June 30, 2010 and our anticipated cash flow from operating activities is not sufficient to satisfy our current obligations and meet our exploration commitments of $17.0 million and $29.8 million over the twelve months ending June 30, 2011 and the three and one half years ending December 31, 2013, respectively.  Accordingly, in the event we are unable to raise sufficient capital to meet our exploration and other commitments during these respective periods, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures and possibly curtail other of our activities.

DOC

GSPC Is Seeking a Payment From Us In the Amount Of Approximately $150 Million On Account Of GSPC’s Exploration Costs On the KG Offshore Block
GSPC, the operator of the KG Offshore Block in which we have a net 5% carried interest, has advised us that it is seeking from us our pro rata portion of the amount by which the sums expended by GSPC under all phases for the minimum work program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement.  GSPC asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.  We dispute the claim of GSPC.

Based on the most recent information available from GSPC dated March 25, 2010, GSPC asserts that the amount invested in the KG Offshore Block as of September 30, 2009 is approximately Rs. 5,923 Crore (approximately $1.5 billion) (10% being $150 million including the net 5% interest of Roy Group (Mauritius) Inc.).

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

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of our share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, we are of the view that the additional costs of drilling future exploration or development wells, or the costs of building the production facilities shall be subject to the Carried Interest Agreement and shall be carried by GSPC.  We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that GSPC will not institute arbitration or other proceedings seeking to recover the sum or otherwise contend we are in breach of the PSC.  The effect of GSPC seeking payment of this sum may hinder our capital raising and other activities.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A draft proposal has been put forward by us to GSPC in both June and December of 2009 and again in July 2010 in order to settle this dispute amicably.  We are of the understanding that GSPC Board of Directors’ approval is required in order to complete this settlement.  We are currently awaiting the draft proposal to be presented to the GSPC Board.  However, no settlement agreement has been reached as of August 13, 2010 and there can be no assurance that this matter will be settled amicably.

Our Internal Control Over Financial Reporting Was Not Effective As Of June 30, 2010 And Continuing Weaknesses In Our Internal Controls And Procedures Could Have A Material Adverse Effect On Us
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

DOC

As a result of the existence of the material weakness discussed above, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

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

The Failure Of One Of Our Subsidiaries To Timely File Certain Reports With The Proper Regulatory Authorities Could Result in the Imposition of a Material Penalty
In the fourth quarter of 2009, we determined that one of our subsidiaries may be in breach of certain regulatory requirements of the jurisdiction of its organization and we are currently taking appropriate steps to remedy the matter. Our subsidiary’s non-compliance with these regulations may result in a financial penalty being imposed against the subsidiary in an amount at the discretion of the regulatory authority. We believe the outcome pertaining to the matter at this time is not determinable, and as such no provision has been made in these unaudited consolidated financial statements for the payment of the financial penalty. After further evaluation and consultation with our advisors, the range of the possible penalty has been revised to anywhere from $nil to $3.2 million which could materially and adversely affect our financial condition and results of operations.

Our Activities Have Only Recently Commenced And We Have a Very Limited Operating History. Our Reserves Of Oil And Gas Are Not Material. We Anticipate Future Losses and There Is No Assurance Of Our Success.
We are in the early stage of developing our operations.  We have a very limited operating history, we have realized very limited revenues from our activities, and we have not achieved our planned principal operations as at June 30, 2010.

Our only activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore India in accordance with the terms of the PSCs we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  As of August 13, 2010, there are no or limited facilities for the delivery and storage of hydrocarbons on the areas covered by our PSCs.

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

DOC

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

DOC

ITEM 6.                      EXHIBITS

3.2*	Bylaws of the Registrant, as amended

31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

32.2*	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

* filed or furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.

August 13, 2010                                   By:  /s/ Allan J. Kent
-------------------------
Allan J. Kent
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)

DOC