Form 10-Q
period 2010-09-30
GEOGLOBAL RESOURCES INC.
filed 2010-11-15
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010;
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite #200, 625 – 4 Avenue SW, Calgary, Alberta, Canada	T2P 0K2
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+1 403-777-9250

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

The number of shares outstanding of the registrant’s common stock as of November 15, 2010 was 82,746,933

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2010 and for the period from inception on August 21, 2002 to September 30, 2010	4

	Unaudited Consolidated Statements of Stockholders' Equity as at September 30, 2010	5

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and for the period from inception on August 21, 2002 to September 30, 2010	6

	Notes to the Unaudited Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4.	Controls and Procedures	27

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	27

ITEM 6.	Exhibits	32

TOC

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current
Cash and cash equivalents	5,350,044	16,294,996
Restricted deposits (note 4)	1,460,000	--
Accounts receivable	47,187	64,031
Prepaids and deposits	301,137	173,318
Amount due from a related company (note 10)	16,342	--
	7,174,710	16,532,345

Restricted deposits (note 4)	5,752,000	6,925,000
Property and equipment (notes 5 and 10)	53,291,622	46,813,004

	66,218,332	70,270,349

Liabilities
Current
Accounts payable	5,497,792	8,733,612
Accrued liabilities	3,016,711	1,196,614
Due to related companies (note 10)	11,613	123,554
	8,526,116	10,053,780

Deferred income taxes	48,500	-
Asset retirement obligation (note 6)	823,135	775,000
	9,397,751	10,828,780
Stockholders' Equity
Capital stock
Authorized
125,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
72,805,756 common shares (December 31, 2009 – 72,805,756)	58,214	58,214
Additional paid-in capital	88,813,435	88,153,778
Deficit accumulated during the development stage	(32,051,068)	(28,770,423)
	56,820,581	59,441,569

	66,218,332	70,270,349
See Going Concern (note 2), Commitments (note 12), Contingencies (note 13) and Subsequent Events (note 15).
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three months ended Sept 30, 2010	Three months ended Sept 30, 2009	Nine months ended Sept 30, 2010	Nine months ended Sept 30, 2009	Period from Inception, August 21, 2002 to Sept 30, 2010

Revenue and other income
Oil and gas sales	220,435	300,394	646,324	490,442	1,308,246
Interest income	9,958	65,169	39,615	263,198	5,900,742
Gain on sale of equipment	--	--	--	--	42,228
	230,393	365,563	685,939	753,640	7,251,216

Expenses
Operating	36,374	96,201	138,731	179,472	237,609
General and administrative	862,686	772,701	2,459,154	2,492,443	13,045,738
Consulting fees (note 10)	157,861	170,017	528,657	522,513	7,188,000
Professional fees	241,808	145,955	422,207	594,301	4,387,083
Depletion and depreciation	67,971	80,548	266,305	153,157	937,821
Accretion (note 6)	16,045	14,816	48,135	40,803	135,956
Foreign exchange (gain)/loss	(8,103)	(14,370)	23,903	(15,406)	118,570
Impairment of oil and gas properties (note 5)	--	--	--	--	10,098,015
	1,374,642	1,265,868	3,887,092	3,967,283	36,148,792

Net loss before tax	(1,144,249)	(900,305)	(3,201,153)	(3,213,643)	(28,897,576)

Current income tax	(23,679)	--	(30,992)	--	(30,992)
Deferred income tax	--	--	(48,500)	--	(48,500)
Net loss and comprehensive loss after tax	(1,167,928)	(900,305)	(3,280,645)	(3,213,643)	(28,977,068)

Warrant modification	--	--	--	(1,754,000)	(3,074,000)

Net loss and comprehensive loss attributable to common stockholders	(1,167,928)	(900,305)	(3,280,645)	(4,967,643)	(32,051,068)

Basic and diluted net loss per share (note 11)	(0.02)	(0.01)	(0.04)	(0.07)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders’ Equity $
For the period from inception August 21, 2002 to December 31, 2007
Common shares issued	57,550,068	57,614	76,001,511	--	76,059,125
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Share issuance cost	--	--	(4,778,844)	--	(4,778,844)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	9,302,934	--	9,302,934
Net loss	--	--	--	(7,958,261)	(7,958,261)
Balance as at December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

Common shares issued during 2008:
Options exercised for cash	600,000	600	659,400	--	660,000
Stock-based compensation	--	--	1,104,216	--	1,104,216
Net loss	--	--	--	(13,313,915)	(13,313,915)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Compensation option and warrant modification	--	--	264,000	--	264,000
Stock purchase warrant modification	--	--	1,754,000	(1,754,000)	--
Stock-based compensation	--	--	1,581,105	--	1,581,105
Net loss	--	--	--	(4,424,247)	(4,424,247)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	(28,770,423)	59,441,569

Stock-based compensation (note 9)	--	--	659,657	--	659,657
Net loss	--	--	--	(3,280,645)	(3,280,645)
Balance as at September 30, 2010	72,805,756	58,214	88,813,435	(32,051,068)	56,820,581

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended Sept 30, 2010	Nine months ended Sept 30, 2009	Period from Inception, August 21, 2002 to September 30, 2010

Cash flows provided by (used in) operating activities:
Net loss	(3,280,645)	(3,213,643)	(28,977,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	48,135	40,803	135,956
Asset impairment	--	--	10,098,015
Depletion and depreciation	266,305	153,157	937,821
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 9)	495,022	730,576	7,325,609
Compensation option & warrant modification	--	264,000	504,000
Deferred income taxes	48,500	--	48,500
Changes in non-cash working capital (note 14)	(648,748)	(53,048)	101,825
	(3,071,431)	(2,078,155)	(9,867,570)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(6,578,703)	(6,969,946)	(55,631,488)
Other property and equipment additions	(1,585)	(17,103)	(1,557,060)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits (note 4)	(287,000)	3,875,000	(8,382,000)
Changes in non-cash working capital (note 14)	(1,006,233)	(1,918,049)	8,043,861
	(7,873,521)	(5,030,098)	(54,409,221)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	--	--	75,612,165
Share issuance costs	--	--	(4,073,388)
Changes in non-cash working capital (note 14)	--	--	(1,911,942)
	--	--	69,626,835
Net increase (decrease) in cash and cash equivalents	(10,944,952)	(7,108,253)	5,350,044

Cash and cash equivalents, beginning of the period	16,294,996	25,432,814	--

Cash and cash equivalents, end of the period	5,350,044	18,324,561	5,350,044

Cash and cash equivalents
Current bank accounts	1,561,530	326,285	1,561,530
Short term deposits	3,788,514	17,998,276	3,788,514
	5,350,044	18,324,561	5,350,044

Cash taxes paid during the period	21,206	17,750

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2010

1.         Organization and Nature of Operations

The Company is engaged in the pursuit of petroleum and natural gas through exploration and development in India, Israel and Colombia.  Since inception, the efforts of GeoGlobal have primarily been devoted to the pursuit of Production Sharing Contracts (PSCs) with the Gujarat State Petroleum Corporation (GSPC), Oil India Limited and the Government of India and the exploration and development thereof.  The Company is a Delaware corporation whose common stock is listed and traded on the NYSE/Amex Exchange under the symbol GGR.

On August 29, 2003, the Company commenced oil and gas exploration activities.  As of September 30, 2010, the Company has not achieved its planned principal operations from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required, are that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principle operations.

2.         Going Concern

To date, the Company has not achieved its planned principal operations and is considered to be in the development stage.  The Company incurs cash outflows from operations, and at this time all exploration activities and overhead expenses are financed by way of equity issuance, oil and gas sales incidental to the exploration process and interest income.  The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production or sale.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, the Company’s ability to continue as a going concern will be impaired.  The Company’s financial statements as at and for the period ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  During the period ended September 30, 2010, the Company incurred a net loss of approximately $3.3 million, used approximately $3.1 million of cash flow in its operating activities, used approximately $7.9 million in its investing activities and had an accumulated deficit of approximately $32.1 million.  As at September 30, 2010, the Company has a working capital deficiency of approximately $1.3 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

As described in the note 15, subsequent to September 30, 2010, the Company completed two financings which raised approximately $8.1 million.  These funds covered the Company’s working capital deficiency as at September 30, 2010 and will be used primarily for working capital and general corporate purposes including exploration and development expenditures.

The Company expects to incur expenditures to further its exploration programs and the Company’s existing cash balance and any cash flow from operating activities is not sufficient to satisfy its current obligations and meet its commitments of $29.3 million over the next three years and three months ending December 31, 2013 of which, approximately $8.6 million is attributable to the twelve months ending September 30, 2011.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company deems it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.   There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures.

The Company has $7.2 million in restricted deposits pledged as security against the minimum work programs which will be released upon completion of the minimum work programs.

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
September 30, 2010

3.         Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have not been audited and are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these unaudited consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at September 30, 2010 and 2009, the results of operations for the three and nine months ended and cash flows for the nine months ended September 30, 2010 and 2009 and for the period from inception of August 21, 2002 to September 30, 2010.  In preparing these accompanying unaudited consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and related disclosures. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or circumstances.

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

The term deposits securing these bank guarantees are as follows:
	September 30, 2010	December 31, 2009
	$	$
Exploration Blocks – India
Mehsana	160,000	160,000
Sanand/Miroli	1,300,000	1,300,000
Ankleshwar	734,000	1,490,000
Tarapur	--	940,000
DS 03	330,000	450,000
DS 04	1,247,000	215,000
KG Onshore	900,000	1,475,000
RJ 20	1,100,000	490,000
RJ 21	1,441,000	405,000
	7,212,000	6,925,000
Less: current portion of restricted deposit	(1,460,000)	--
	5,752,000	6,925,000

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2010

4.         Restricted Deposits (continued)

The following term deposits are classified as current restricted deposits:

	September 30, 2010	September 30, 2009
	$	$
Mehsana	160,000	--
Sanand/Miroli	1,300,000	--
	1,460,000	--

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties in India.

	September 30, 2010 $	December 31, 2009 $
Oil and natural gas properties (using the full-cost method)
Unproved properties	58,480,101	51,890,959
Proved properties	4,513,000	4,313,000
Total oil and natural gas properties	62,993,101	56,203,959

Building	889,609	889,609
Computer, office and other equipment	584,653	583,067

Total property and equipment	64,467,363	57,676,635
Accumulated impairment of oil and natural gas properties	(10,098,015)	(10,098,015)
Accumulated depletion	(515,700)	(293,700)
Accumulated depreciation	(562,026)	(471,916)

Total property and equipment, net	53,291,622	46,813,004

The unproved oil and natural gas properties consist of contract interests in 10 exploration blocks held in India.

The Company has capitalized $449,968 for the nine months ended September 30, 2010 (September 30, 2009 – $807,584) of general and administrative expenses directly related to exploration activities.  These amounts include $164,635 (September 30, 2009 – $469,711) of capitalized stock-based compensation expense and capitalized support equipment depreciation of $45,805 (September 30, 2009 - $38,067).

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at September 30, 2010, to assess the ceiling limitation of its proved oil properties.  At September 30, 2010, the Company’s net capitalized costs of proved oil and natural gas properties did not exceed the ceiling limitation.

6.         Asset Retirement Obligation

Asset retirement obligations are recorded for legal obligations where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.

The following table summarizes the changes in the asset retirement obligation:

	September 30, 2010 $	December 31, 2009 $
Asset retirement obligation at beginning of period	775,000	633,598
Liabilities incurred	--	85,783
Accretion expense	48,135	55,619

Asset retirement obligation at end of period	823,135	775,000

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2010

7.         Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, restricted deposits, accounts payable, accrued liabilities and amounts due to related companies approximate their estimated fair value due to their short terms to maturity.

8.         Warrants

From time to time, the Company has issued compensation options, compensation warrants and or warrants (collectively the “Warrants”) in connection with a finance offering as an incentive to participate in such offerings.  The fair value of any Warrants issued is recorded as additional paid-in capital.  The fair value of the Warrants is determined using the Black–Scholes option pricing model.

Activity with respect to all warrants is presented below for the periods as noted:

	September 30, 2010		December 31, 2009
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $
Outstanding warrants at the beginning of period	5,599,716	7.91	5,599,716	7.91
Warrants granted	--	--	--	--
Warrants exercised	--	--	--	--
Warrants outstanding at the end of period	5,599,716	7.91	5,599,716	7.91

Exercisable at end of period	5,599,716	7.91	5,599,716	7.91

The weighted average remaining life by exercise price as of September 30, 2010 is summarized below:

Warrants	Outstanding and Exercisable #	Weighted Average Remaining Life (Months)	Weighted Average Exercise Price $
Compensation Options	535,944	8.6	5.55
Compensation Warrants	97,572	8.6	9.00
Stock Purchase Warrants	4,966,200	8.6	8.14
	5,599,716	8.6	7.91

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
September 30, 2010

9.         Stock Options

The Company's 2008 Stock Incentive Plan (2008 Plan)
Under the terms of the 2008 Plan, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 2008 Plan.  As at September 30, 2010, the Company had 9,250,000 common shares remaining for the grant of options under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) May 30, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

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

The following table summarizes stock-based compensation for employees, non-employee consultants and independent directors:
	Three months ended Sept 30, 2010	Three months ended Sept 30, 2009	Nine months ended Sept 30, 2010	Nine months ended Sept 30, 2009	Period from Inception August 21, 2002 to Sept 30, 2010
	$	$	$	$	$
Stock-based compensation
Unaudited Consolidated Statements of Operations
General and administrative	257,698	113,969	506,488	693,139	3,938,183
Consulting fees	33,749	11,284	(11,466)	37,437	3,387,426
	291,447	125,253	495,022	730,576	7,325,609
Consolidated Balance Sheets
Property and equipment	110,130	90,968	164,635	469,711	5,322,303
	401,577	216,221	659,657	1,200,287	12,647,912

At September 30, 2010, the total compensation cost related to non-vested awards not yet recognized was $655,057 (December 31, 2009 – $382,483) which will be recognized over a weighted-average period of 1 year.  During the three and nine months ended September 30, 2010 and 2009, no options were exercised.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended Sept 30, 2010	Three months ended Sept 30, 2009	Nine months ended Sept 30, 2010	Nine months ended Sept 30, 2009
Fair value of stock options granted (per option)	$0.75	$0.69	$0.93	$0.49
Risk-free interest rate	2.5%	2.0%	2.5%	1.6%
Volatility	130%	115%	130%	110%
Expected life	9.8 years	4.8 years	8.3 years	3.5 years
Dividend yield	0%	0%	0%	0%

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2010

9.         Stock Options (continued)

Stock option table
Activity with respect to all stock options is presented below for the periods as noted:

	September 30, 2010		September 30, 2009
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $
Outstanding options at beginning of period	4,440,000	3.69	5,325,000	3.67
Options granted	1,280,000	1.58	280,000	1.15
Options exercised	--	--	--	--
Options expired	(30,000)	5.09	(35,000)	6.45
Forfeitures and cancellations	(110,000)	1.72	--	--
Options outstanding at end of period	5,580,000	3.14	5,570,000	3.55

Outstanding aggregate intrinsic value	$42,500		$2,100

Exercisable at end of period	4,282,500	3.52	4,592,500	3.97

Exercisable aggregate intrinsic value	$--		$1,400

The weighted average remaining life by exercise price as of September 30, 2010 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Expected Life Months	Exercisable Shares #	Weighted Average Exercise Price $
0.01 - 0.99	250,000	119.6	--	0.69
1.00 - 1.99	1,853,800	42.7	1,452,500	1.61
2.00 - 2.99	323,800	116.0	--	2.25
3.00 - 4.99	1,672,400	79.2	1,350,000	3.83
5.00 - 5.99	1,430,000	21.4	1,430,000	5.04
6.00 - 6.99	50,000	51.1	50,000	6.81
	5,580,000	55.9	4,282,500	3.14

10.         Related Party Transactions

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.

Roy Group (Mauritius) Inc.
In March 2003, the Company entered into a Participating Interest Agreement with Roy Group (Mauritius) Inc. (a corporate entity controlled by a director and principal stockholder of the Company), whereby the Company assigned and holds in trust for the corporate entity, 50% of the benefits and obligations of the production sharing contract covering the KG Offshore Block leaving the Company with a net 5% participating interest in the KG Offshore Block.  The assignment of interest is subject to approval by the Government of India.

Under the terms of the Participating Interest Agreement and until approval by the Government of India, the Company retains the exclusive right to deal with the other partners to the KG Offshore Block and is entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Inc.  The Company has a right of set-off against sums owing to the Company by Roy Group (Mauritius) Inc.  In the event that the Indian government consent is delayed or denied, resulting in either Roy Group (Mauritius) Inc. or the Company being denied an economic benefit it would have realized under the Participating Interest Agreement, the parties agreed to amend the Participating Interest Agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the Participating Interest Agreement.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2010

10.         Related Party Transactions (continued)

Roy Group (Barbados) Inc. (RGB)
RGB is a corporate entity controlled by a director and principal stockholder of the Company.  RGB charges consulting fees based on the time expended to provide technical consulting services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company, as outlined and recorded below:

	Three months ended Sept 30, 2010		Three months ended Sept 30, 2009		Nine months ended Sept 30, 2010		Nine months ended Sept 30, 2009		Period from Inception, August 21, 2002 to Sept 30, 2010
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		59,059		65,625		190,309		196,875		896,476
Consolidated Balance Sheets
Property and equipment		18,852		21,875		62,602		65,625		1,399,768
		77,911		87,500		252,911		262,500		2,296,244

At September 30, 2010, the Company owed RGB $1,224 (December 31, 2009 - $63,087) for services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

D.I. Investments Ltd. (DI)
DI is a corporate entity controlled by an officer of the Company.  DI charged consulting fees to the Company up to August 17, 2010 for management, financial and accounting services rendered, as outlined and recorded below.  Subsequent to August 17, 2010, the officer’s compensation is included in general and administrative expenses.

	Three months ended Sept 30, 2010		Three months ended Sept 30, 2009		Nine months ended Sept 30, 2010		Nine months ended Sept 30, 2009		Period from Inception, August 21, 2002 to Sept 30, 2010
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		27,452		53,188		133,827		159,562		1,261,041

At September 30, 2010, DI owed the Company $16,342 (December 31, 2009 – the Company owed DI $35,907).  These amounts bear no interest and have no set terms of repayment. Subsequent to September 30, 2010, $16,342 has been paid by DI to the Company.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2010

10.         Related Party Transactions (continued)

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of a director and principal stockholder of the Company.  Amicus charged consulting fees to the Company for IT and computer related services rendered, as outlined and recorded below:

	Three months ended Sept 30, 2010		Three months ended Sept 30, 2009		Nine months ended Sept 30, 2010		Nine months ended Sept 30, 2009		Period from Inception, August 21, 2002 to Sept 30, 2010
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		10,446		8,321		41,312		32,298		382,005

The Company recognized compensation cost for stock-based compensation arrangements with the principal of Amicus as outlined and recorded below:

Unaudited Consolidated Statements of Operations
Consulting fees	14,463	4,063	14,948	14,565	640,062

At September 30, 2010, the Company owed Amicus $10,389 (December 31, 2009 - $24,560) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

11.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended Sept 30, 2010		Three months ended Sept 30, 2009		Nine months ended Sept 30, 2010		Nine months ended Sept 30, 2009
	$		$		$		$
Net loss for the period		(1,167,928)		(900,305)		(3,280,645)		(3,213,643)
Stock purchase warrant modification		--		--		--		(1,754,000)
Net loss available to common stockholders		(1,167,928)		(900,305)		(3,280,645)		(4,967,643)

Weighted average number of common shares outstanding:
Basic		72,805,756		67,805,756		72,805,756		67,805,756
Impact of securities convertible into common shares		61,250		--		163,023		--
Diluted		72,867,006		67,805,756		72,968,779		67,805,756

Per share amounts
Basic and diluted		(0.02)		(0.01)		(0.04)		(0.07)

Securities excluded from denominator as anti-dilutive:
Stock options		5,330,000		5,570,000		5,050,000		5,570,000
Warrants		4,966,200		4,966,200		4,966,200		4,966,200
Compensation options		535,944		535,944		535,944		535,944
Compensation option warrants		97,572		97,572		97,572		97,572
		10,929,716		11,169,716		10,649,716		11,169,716

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2010

12.           Commitments

Pursuant to current production sharing contracts, the Company is required to perform minimum exploration activities that include various types of surveys, acquisition and processing of seismic data and drilling of exploration wells.  These obligations have not been provided for in the financial statements.  The anticipated payments due under these agreements in effect are as follows:

	Operating Leases	Production Sharing Contracts
	$	$
2010 (remainder)	48,000	7,081,000
2011	192,000	6,654,000
2012	192,000	13,425,000
2013	16,000	2,156,000
Thereafter	--	--
	448,000	29,316,000

In June 2010, Oil India Limited, the operator of the KG Onshore Block approved an increase of the Company’s participating interest from 10% to 20%, subject to Government of India approval, which is pending.  If this approval is granted, the Company’s commitments would increase by $1.76 million in 2010, $1.52 million in 2011, $4.05 million in 2012 and $2.16 million in 2013.  To date, the approval has not been granted.

Pursuant to licenses relating to the Company’s Israeli interests, upon the execution of certain documents, the Company’s commitments would increase by approximately $2.0 million in 2011.

The Company has an office lease commitment in Calgary, Alberta, Canada which expires January 2013.

13.         Contingencies

GSPC Dispute
GSPC, the operator of the KG Offshore Block in which the Company has a net 5% carried interest has been seeking from the Company, payment of its pro rata portion of the amount by which the sums expended by GSPC under all phases of the Minimum Work Program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeded the amount that GSPC deemed to be the Company’s pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.  GSPC contends that this excess amount was not within the terms of the Carried Interest Agreement and asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

Subsequently, in August 2010, GSPC advised the Company that it is of the view that the technical and other advice provided by the Company in the preparation of the parties’ original bid document submitted to the Government of India in 2002 as part of the bidding process for NELP-III, which resulted in award of the production sharing contract to explore and develop the KG Offshore Block has proven to be incorrect and therefore as a result, GSPC’s costs in the project exceeded its estimates. GSPC therefore further asserts that by reason of the foregoing the Carried Interest Agreement between the parties is void and consequently the Production Sharing Contract to which the Government of India is a party and the Joint Operating Agreement between the parties are also void.

The Company disputes these positions of GSPC and the conclusions reached by GSPC and states that it continues to hold a gross 10% interest in the block (including the net 5% interest of Roy Group (Mauritius) Inc.).

Based on the most recent information available from GSPC dated August 18, 2010, GSPC asserts that the amount invested in the KG Offshore Block as of March 31, 2010 is approximately $1.29 billion (10% being $129.0 million including the net 5% interest of Roy Group (Mauritius) Inc.).

The Company disputes GSPC’s right to any payments and believes any payment GSPC is seeking is in breach of the Carried Interest Agreement.  The Company has advised GSPC that it has fulfilled its obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest.  The Company also has obtained the opinion of prominent Indian legal counsel who has advised that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, the Company is not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2010

In addition, the Company has disputed GSPC’s right, which it purported to claim in November 2008, to undertake an additional work program over and above the minimum work program under the PSC as either Joint Operations or as Exclusive Operations under the terms of the PSC and that the Company must elect whether it wishes to participate in these future exploration activities as Joint Operations.

The Company continues to be of the view that, under the terms of the Carried Interest Agreement, it has a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of its share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, the Company is of the view that the additional costs of drilling future exploration or development wells, or the costs of building the production facilities shall be subject to the Carried Interest Agreement and shall be carried by GSPC.  The Company further disputes the position and the conclusions reached by GSPC regarding the technical and other advice provided by the Company.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement and other possible means as may be appropriate.

While the Company is seeking to continue its ongoing discussions with GSPC, which were commenced in 2007, in an effort to reach an amicable resolution of these differences, there can be no assurance that this matter will be settled amicably.

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

14.         Supplemental Disclosure of Cash Flow Information

Changes in non-cash working capital were as follows:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	$	$
(Increase) decrease in non-cash working capital
Accounts receivable	16,844	(160,098)
Prepaids and deposits	(127,819)	70,212
Accounts payable	(3,235,820)	858,856
Accrued liabilities	1,820,097	(2,778,804)
Due to related companies	(128,283)	38,737
Net change in non-cash working capital	(1,654,981)	(1,971,097)
Relating to:
Operating activities	(648,748)	(53,048)
Investing activities	(1,006,233)	(1,918,049)
	(1,654,981)	(1,971,097)

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
September 30, 2010

15.          Subsequent Events

On October 15, 2010, the Company completed a registered direct offering and issued 7,000,000 common shares to an institutional investor at a price of $0.85 per common share for aggregate gross proceeds of $5,950,000.  The net proceeds of the offering after deducting expenses will be approximately $5,880,000.

On October 18, 2010, the Company completed a registered direct placement with an institutional investor pursuant to which the Company issued 2,941,177 Units at a price of $0.85 per Unit for aggregate gross proceeds of $2,500,000.  The 2,941,177 Units consist of 2,941,177 common shares, 1,470,588 callable warrants and 1,470,588 non-callable warrants.  The holder of each callable and non-callable warrant is entitled to subscribe for and purchase one common share of the Company at an exercise price of $1.00 per common share and is exercisable for a period beginning April 11, 2011 and expiring October 15, 2015.  The callable warrants may be called for cancellation by the Company for $0.001 per common share if the volume weighted average price of a share of common stock for each of 30 consecutive trading days (the “Measurement Period”) exceeds $3.00 and the average daily volume for such Measurement Period exceeds $350,000 per trading day.  A placement agent on this transaction was paid a cash fee of 6% of the aggregate gross proceeds raised in the placement totaling $150,000 and was reimbursed for certain of its expenses.  In addition, the Company issued the placement agent 176,471 warrants to purchase up to 176,471 common shares of the Company at an exercise price of $1.0625 per common share. The net proceeds of the offering, after deducting offering expenses, will be approximately $2,200,000.  If all warrants are exercised, the warrants would provide an additional $3,128,677 in gross proceeds to the Company.

On November 8, 2010, the joint operating agreements relating to each of the two offshore Israel deepwater licenses known as 347 “Myra” and 348 “Sara” were executed and the Company has paid the consideration of $1.2 million for the two licenses.

TOC

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are engaged, through our subsidiaries, in the exploration for and development of oil and natural gas reserves.  At September 30, 2010, we have not yet achieved our planned principal operations and are considered to be a development stage enterprise.  We initiated these activities in 2003.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the production sharing or other contracts we are a party to with respect to oil and natural gas exploration and development activities in India, Israel and Colombia and upon future profitable operations.  At present, our activities are being undertaken in four geological basins located offshore and onshore in India, one geological basin located offshore Israel and one geological basin located onshore in Colombia where reserves of oil or natural gas are believed by our management to exist.

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

The exploration rights pursuant to licenses we have been granted in Israel are located in the Levantine Basin located offshore off the western coast of Israel in the Mediterranean Sea with the licenses varying in distances between 6 and 25 miles off the coast.

We have entered into a Memorandum of Understanding (MOU) with respect to two exploration blocks located in the Putumayo Basin onshore in southwest Colombia.

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
NELP – means National Exploration Licensing Policy

TOC

Results of Operations for the three and nine months ended September 30, 2010 and 2009
We started our first production as non-operator from one field in the Tarapur block in May 2009.  Our interest in the proved reserves in this field is 117.6 MBbls of oil and 88.5 MMcf of natural gas and probable reserves of 513.1 MBbls of oil and 695.6 MMcf of natural gas as at December 31, 2009 based upon an independent reserve report dated January 1, 2010 by Chapman Petroleum Engineering Ltd., Calgary, Alberta, Canada.

For the three months ended September 30, 2010, we incurred a net loss of $1,168,000 compared with a net loss of $900,300 for the three months ended September 30, 2009.

For the nine months ended September 30, 2010, we incurred a net loss of $3,281,000 compared with a net loss of $3,214,000 for the nine months ended September 30, 2009 before expenses charged directly to accumulated deficit in 2009 of $1,754,000 resulting from the extension of the expiration date of the outstanding warrants which we effected in the second quarter of 2009.

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Oil Production (barrels)	1,864	4,536	7,729	7,634
Oil Sales (barrels)	2,394	4,556	7,453	7,580
Gas Production (Mcf)	4,614	--	13,867	--
Gas Sales (Mcf)	5,739	--	11,480	--
Oil Sales	$174,000	$300,000	$548,000	$490,000
Gas Sales	$46,000	$--	$99,000	$--
Average Oil Price per Barrel	$72.70	$65.94	$73.47	$64.71
Average Gas Price per Mcf	$8.08	$--	$8.60	$--
Operating Costs	$36,000	$96,000	$139,000	$179,000
Operating Costs per Barrel	$19.52	$21.12	$17.95	$23.68
Depletion	$55,000	$65,000	$222,000	$109,000
Depletion per Barrel	$29.51	$14.43	$28.72	$14.31

Oil and Gas Sales
All of our oil and gas sales are derived from production in India.  With the approval of the Tarapur 1 field development plan by the Management Committee, three wells began production in mid May 2009, two wells in September 2009 and one well in January 2010.  Further, in January 2010 a pipeline was constructed to allow the sale of the associated natural gas which had been flared off in 2009.  There are ten additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Further, there is one gas well awaiting completion of a separate gas pipeline.

Oil and gas sales for the three months ended September 30, 2010 were $220,000 as compared to $300,000 for the three months ended September 30, 2009.  This decrease is mainly attributable to a decrease in oil production for the three months ended September 30, 2010 when compared to the same quarter for 2009 offset by the sale of the associated natural gas for the three months ended September 30, 2010 which had been flared off in the comparative quarter in 2009.

Oil and gas sales for the nine months ended September 30, 2010 were $646,000 as compared to $490,000 for the nine months ended September 30, 2009.  This increase is attributable to oil production for nine months in 2010 as compared to only five months in 2009 as well as the increase in the oil price in 2010 over the comparative period in 2009.  Also attributing to the increase was the sale of associated natural gas in 2010 which had been flared off in the comparative period in 2009.

Oil sales are currently based on the spot price based on the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged.  All our associated natural gas is sold to local markets at a firm contract price of $7.00 per Mcf adjusted for rebate/premium on account of calorific value.

Interest Income
Interest income during the three months ended September 30, 2010 was $10,000 as compared with $65,000 for the same period in 2009.  This decrease is primarily attributed to lower cash balances and restricted deposits available for investment.  The average cash balance and restricted deposits during the three months ended September 30, 2010 was $14.0 million compared with $27.3 million for the three months ended September 30, 2009.

Interest income during the nine months ended September 30, 2010 was $40,000 as compared with $263,000 for the same period in 2009.  This decrease is primarily attributed to lower cash balances and restricted deposits available for investment.  The average cash balance and restricted deposits during the nine months ended September 30, 2010 was $17.9 million compared with $30.7 million for the nine months ended September 30, 2009.

Operating
Operating costs for the three months ended September 30, 2010 are $36,000 or approximately $19.52 per barrel, as a result of production from the Tarapur 1 field.  The operating costs includes handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contains a fixed and variable portion.   Operating costs for the three months ended September 30, 2009 was $96,000 or $21.12 per barrel, as a result of production from the Tarapur 1 field.

TOC

Operating costs for the nine months ended September 30, 2010 are $139,000 or approximately $17.95 per barrel, as a result of production from the Tarapur 1 field.  The operating costs includes handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contains a fixed and variable portion.   Operating costs for the nine months ended September 30, 2009 was $179,000 or $23.68 per barrel, as a result of production from the Tarapur 1 field.

General and Administrative
For the three months ended September 30, 2010, our general and administrative expenses increased to $863,000 from $773,000 for the three months ended September 30, 2009.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE/Amex listing and filing fees, investor relation services and transfer agent fees and services.  Directors’ fees increased $42,000, salaries and benefits increased by $38,000 and travel and hotel expenses by $61,000 mostly related to restructuring of our management team and the addition of a new executive officer for the three months ended September 30, 2010 as compared to the same period in 2009.  Stock-based compensation costs increased by $144,000 to $258,000 for the three months ended September 30, 2010 from $114,000 for the comparative quarter in 2009.  These compensation costs are for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  For the three months ended September 30, 2010, we paid liquidated damages of $27,000 to obtain an extension of Phase I on our DS 03 Block which was not incurred for the comparative quarter in 2009.  These increases are offset by a decrease in bank guarantee fees of $27,000 and a decrease of $200,000 for the related costs in complying with certain regulatory requirements in the jurisdictions in which we operate; incurred during the three months ended September 30, 2010 as compared to the same period in 2009.

For the nine months ended September 30, 2010, our general and administrative expenses decreased to $2,459,000 from $2,492,000 for the nine months ended September 30, 2009.  Directors’ fees increased $217,000, salaries and benefits increased by $147,000, moving cost increased by $85,000, investor relations increased by $28,000 and travel and hotel expenses by $120,000 mostly related to restructuring of our management team and the addition of a new executive officer for the nine months ended September 30, 2010 as compared to the same period in 2009.  For the nine months ended September 30, 2010, we paid liquidated damages of $61,000 on our Mehsana and DS 03 Block which was not incurred for the comparative period in 2009.  These increases are offset by a decrease in bank guarantee fees of $36,000 and a decrease of $225,000 for the related costs in complying with certain regulatory requirements in the jurisdictions in which we operate; incurred during the nine months ended September 30, 2010 as compared to the same period in 2009.  These increases are further offset by a decrease in compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  These stock-based compensation costs decreased to $506,000 from $693,000 for the same period in 2009.  A further decrease is a result of a charge of $264,000 to general and administrative expenses for the warrant modification in the nine months ended September 30, 2009 which was not incurred in the nine months ended September 30, 2010.

Consulting Fees
Consulting fees for the three months ended September 30, 2010 were $158,000, a decrease of $12,000 from $170,000 when compared to the three months ended September 30, 2009.  Significant items included in consulting fee expenses include a portion of costs paid to Roy Group (Barbados) Inc. for Chief Executive Officer services, costs paid to D.I. Investments Inc. for Chief Financial Officer services and the related health care costs and other consulting costs as incurred in employing various technical and corporate consultants who advised us on a variety of matters.

The decrease is mostly comprised of our fees paid to Roy Group (Barbados) Inc. which decreased to $78,000 for the three months ended September 30, 2010 as compared to $88,000 for the three months ended September 30, 2009.  We expensed as consulting fees 75% or $59,000 of the costs paid to Roy Group (Barbados) Inc. for CEO related duties and other general corporate affairs.  The remaining 25% or $19,000 was capitalized for technical geological services.  Consulting fees paid to D.I. Investments Inc. also decreased to $27,000 for the three months ended September 30, 2010 as compared to $53,000 for the comparative quarter in 2010.

Consulting fees for the nine months ended September 30, 2010 were $529,000, an increase of $6,000 from $523,000 when compared to the nine months ended September 30, 2009.  The increase is due to an increase in consulting fees paid to third party consultants to assist in our financing efforts in India offset by a decrease in our consulting fees paid to Roy Group (Barbados) Inc. and D.I. Investments Inc.  Our fees paid to Roy Group (Barbados) Inc. decreased to $253,000 for the nine months ended September 30, 2010 from $263,000 for the comparative period in 2009.  We expensed as consulting fees 75% or $190,000 of the costs paid to Roy Group (Barbados) Inc. for CEO related duties and other general corporate affairs.  The remaining 25% or $63,000 was capitalized for technical geological services.  Consulting fees paid to D.I. Investments Inc. also decreased to $134,000 for the nine months ended September 30, 2010 as compared to $160,000 for the comparative period in 2009.

TOC

Professional Fees
Professional fees for the three months ended September 30, 2010 were $242,000 compared with $146,000 for the three months ended September 30, 2009.  This increase is mostly a result of professional fees incurred during the three months ended September 30, 2010 paid to our legal advisors in conjunction with the filing of our S-3 and advice received in relation to the GSPC dispute.  Professional fees include general counsel, audit and review costs and tax advisors to assist with compliance.

Professional fees for the nine months ended September 30, 2010 were $422,000 compared with $594,000 for the nine months ended September 30, 2009.  This decrease is mostly a result of professional fees incurred during the nine months ended September 30, 2009 paid to various tax advisors to complete a review of our corporate structure with a goal to ensure tax compliance, strategy and efficiency across all jurisdictions during the nine months ended September 30, 2009 that were not incurred in the current period in 2010.

Depletion and depreciation
Depletion and depreciation decreased to $68,000 during the three months ended September 30, 2010 from $81,000 during the three months ended September 30, 2009.  As a result of our production from the Tarapur 1 field we had depletion of $55,000 or $29.51 per barrel and depreciation of $13,000 for the three months ended September 30, 2010, as compared to depletion of $65,000 or $14.43 per barrel and depreciation of $16,000 for the same period in 2009.  The increase in depletion rate per barrel cost to $29.51 for the three months ended September 30, 2010 from $14.43 for the three months ended September 30, 2009 is mostly a result of a decrease in proved reserves as at September 30, 2010 as compared to proved reserves as at September 30, 2009 based on an updated independent reserve report dated January 1, 2010 by Chapman Petroleum Engineering Ltd.

Depletion and depreciation increased to $266,000 during the nine months ended September 30, 2010 from $153,000 during the nine months ended September 30, 2009.  As a result of our production from the Tarapur 1 field we had depletion of $222,000 or $28.72 per barrel and depreciation of $44,000 for the nine months ended September 30, 2010, as compared to depletion of $109,000 or $14.31 per barrel and depreciation of $44,000 for the nine months ended September 30, 2009.  The increase in depletion rate per barrel cost to $28.72 for the three months ended September 30, 2010 from $14.31 for the three months ended September 30, 2009 is mostly a result of a decrease in proved reserves as at September 30, 2010 as compared to proved reserves as at September 30, 2009 based on an updated independent reserve report dated January 1, 2010 by Chapman Petroleum Engineering Ltd.

Other
We capitalized certain overhead costs directly related to our exploration activities in India.  During the three months ended September 30, 2010, we capitalized overhead costs totaling $205,000 as compared to $156,000 during the three months ended September 30, 2009.  Included in the amounts above are stock-based compensation costs capitalized of $110,000 for the three months ended September 30, 2010 compared with $91,000 for the three months ended September 30, 2009.

During the nine months ended September 30, 2010, we capitalized overhead costs totaling $450,000 as compared to $808,000 during the nine months ended September 30, 2009.  Included in the amounts above are stock-based compensation costs capitalized of $165,000 for the nine months ended September 30, 2010 compared with $470,000 for the nine months ended September 30, 2009.

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

TOC

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired.  Our unaudited consolidated financial statements as at and for the nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have incurred a history of operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

At September 30, 2010, our cash and cash equivalents were $5.4 million (December 31, 2009 - $16.3 million). The majority of this balance is being held in US funds, of which $3.8 million is held in term deposits earning interest based on the US prime rate which will contribute towards covering a portion of our administrative costs and overhead throughout 2010. At September 30, 2010, we had current assets of $7.2 million and current liabilities of $8.5 million, or a working capital deficiency of $1.3 million.  Subsequent to September 30, 2010 we completed two financings which raised approximately $8.1 million.  These funds covered our working capital deficiency at September 30, 2010 and are to be used primarily for working capital and general corporate purposes including exploration and development expenditures.  Our current assets as of September 30, 2010 include $1.5 million of restricted deposits which we expect will be released from escrow before September 30, 2011. As of September 30, 2010, we have non-current restricted deposits that total $5.8 million.  The restricted deposits are pledged as security against the minimum work programs for our exploration blocks and are released upon completion of those minimum work programs.

We will incur exploration and other expenses under the terms of our PSCs to further our exploration programs.  Our existing cash balance at September 30, 2010 and our anticipated cash flow from operating activities were not sufficient to satisfy our current obligations and meet our exploration commitments of $8.6 million and $29.3 million over the twelve months ending September 30, 2011 and the three and one half years ending December 31, 2013, respectively.  However, we expect the additional capital raised from the sale of securities in October 2010 should be sufficient for these purposes through June 30, 2011.    We expect to continue to be dependent upon our ability to raise additional capital in order to pursue our business plan.  In the event we are unable to raise sufficient capital on acceptable terms and at the times required to meet our exploration and other commitments during these respective periods, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures and possibly curtail other of our activities.

We are considering various alternatives with respect to raising additional capital to remedy any future shortfall in capital to meet these exploration commitments and for other general corporate purposes but to date have made no specific plans or arrangements. It will be necessary for us to raise additional capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available to fund our continued exploration expenditures. Because of the early stage of our operations and our absence of any material oil and natural gas reserves, there can be no assurance this capital will be available.  While there can be no assurance as to our success in this regard, we believe that we will be able to raise additional capital which combined with our available cash resources will be sufficient funds to maintain our activities under the terms of our PSCs.

We believe at this time that the outcome of the GSPC Carried Interest dispute will not have a material effect on our liquidity.

Our overall position in cash and cash equivalents decreased by $10.9 million from $16.3 million at December 31, 2009 to $5.4 million at September 30, 2010.  The primary reason for the decrease in cash and cash equivalents can be attributed to the following activities:

Our net cash used in operating activities during the nine months ended September 30, 2010 was $3.1 million as compared to $2.1 million for the nine months ended September 30, 2009.  The use of cash is mainly related to general and administrative costs, consulting and professional fees and operating costs, offset by oil and gas sales and interest earned on our short-term deposits.

TOC

Our net cash used in investing activities during the nine months ended September 30, 2010 was $7.9 million as compared to $5.0 million during the nine months ended September 30, 2009.  This increase is consistent with the combination of the decrease in our exploration activities for the nine months ended September 30, 2009 of $7.0 million as compared to $6.6 million for exploration activities for the same period in 2010, off-set by a reduction of our restricted deposits totaling $3.9 million during the nine month period ended September 30, 2009.  The restricted deposits were returned to cash and cash equivalents in this period in 2009 consistent with the decrease in the requirement to supply bank guarantees and made available for general corporate purposes   These bank guarantees have been provided and serve as guarantees for the performance of our minimum work programs and are in the form of irrevocable letters of credit which are secured by our term deposits in the same amount.
  Cash provided by financing activities for the nine months ended September 30, 2010 and 2009 was $nil.  There were no private placement sales or exercise of options or warrants during the nine months ended September 30, 2010 or 2009.  Subsequent to September 30, 2010 we completed two financings with estimated net proceeds of $8.1 million which will be reflected in the December 31, 2010 audited consolidated financial statements.
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

Capital Resources
We intend that our exploration and development activities will continue through 2010 and 2011 pursuant to the terms of the PSCs we are a party to in India and the related drilling activities in the ten exploration block in which we hold an interest in accordance with the terms of those agreements.  We anticipate that during the period January 1, 2010 to December 31, 2010, based on the current budgets, we would participate in the drilling of ten exploratory wells and ten core wells; conducting a 12,000 line kilometer aeromagnetic survey; and acquire, process and interpret 2,015 line kilometers of 2-D seismic and 350 square kilometers of 3-D seismic.  As at September 30, 2010 five of the ten exploratory wells have been drilled and approximately 141.4 square kilometers of 3-D seismic has been acquired.  We further expect to commence the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore block for which we are carried.  Also, if we increase our participating interest in the KG Onshore Block to 20%, our obligations to fund the 3-D seismic acquisition and the exploratory drilling on the block will increase.  At this time, we do not expect to participate in any additional exploratory, appraisal and development wells over and above our existing commitments.

On November 8, 2010, the joint operating agreements relating to each of the two offshore Israel deepwater licenses known as 347 “Myra” and 348 “Sara” were executed and we have paid the consideration of $1.2 million for the two licenses.   These activities are in the very early stages of development and we do not anticipate significant capital expenditures for the remainder of 2010.

During the first quarter of 2010, we hired a new Senior Executive Officer.  We do not expect to have any further significant change in 2010 in our number of employees.

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at September 30, 2010 were not substantially different than at December 31, 2009.

Carried Interest Dispute on the KG Offshore Block
GSPC as the operator of the KG Offshore Block in which we have a net 5% carried interest has been seeking from us, payment of our pro rata portion of the amount by which the sums expended by GSPC under all phases of the Minimum Work Program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeded the amount that GSPC deemed to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.  GSPC contends that this excess amount was not within the terms of the Carried Interest Agreement and asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

Subsequently, in August 2010, GSPC advised us that they are of the view that the technical and other advice provided by us in the preparation of the parties’ original bid document submitted to the Government of India in 2002 as part of the bidding process for NELP-III, which resulted in award of the production sharing contract to explore and develop the KG Offshore Block has proven to be incorrect and therefore as a result, GSPC’s costs in the project exceeded its estimates. GSPC therefore further asserts that by reason of the foregoing the Carried Interest Agreement between the parties is void and consequently the Production Sharing Contract to which the Government of India is a party and the Joint Operating Agreement between the parties are also void.

TOC

We dispute these positions of GSPC and the conclusions reached by GSPC and state that we continue to hold a gross 10% interest in the block (including the net 5% interest of Roy Group (Mauritius) Inc.).

Based on the most recent information available from GSPC dated August 18, 2010, GSPC asserts that the amount invested in the KG Offshore Block as of March 31, 2010 is approximately $1.29 billion (10% being $129.0 million including the net 5% interest of Roy Group (Mauritius) Inc.).

We dispute GSPC’s right to any payments and believe any payment GSPC is seeking is in breach of the Carried Interest Agreement.  We have advised GSPC that we have fulfilled our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest.  We have also obtained the opinion of prominent Indian legal counsel who has advised that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

In addition, we have disputed GSPC’s right, which it purported to claim in November 2008, to undertake an additional work program over and above the minimum work program under the PSC as either Joint Operations or as Exclusive Operations under the terms of the PSC and that we must elect whether we wish to participate in these future exploration activities as Joint Operations.

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of its share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, we are of the view that the additional costs of drilling future exploration or development wells, or the costs of building the production facilities shall be subject to the Carried Interest Agreement and shall be carried by GSPC.  We further dispute the position and the conclusions reached by GSPC regarding the technical and other advice provided by us.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement and other possible means as may be appropriate.

While we are seeking to continue our ongoing discussions with GSPC, which were commenced in 2007 in an effort to reach an amicable resolution of these differences, there can be no assurance that this matter will be settled amicably.

Critical Accounting Estimates
The preparation of financial statements under generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  On a regular basis we evaluate our assumptions, judgments and estimates.  We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors.

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

TOC

Recent Exploration Activities
Below is a summary description of information relating to certain material developments to our exploration activities.  For additional information and a more complete description of the PSCs to which we are a party, reference should be made to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q as well as our Current Reports on Form 8-K.

Krishna Godavari Offshore Block
Deen Dayal West Field Development Plan
A Field Development Plan has been approved with the following details:
•	Includes fifteen wells; four existing wells (KG#8, KG#15, KG#17 and KG#28) and eleven new development wells which include three slant wells and eight multilateral wells to be drilled.
•	Production facilities to be constructed include:
• Two offshore platforms (one well head and one central processing facility);
• 20 kilometer long pipeline of 24 inch diameter pipe extending to a landfall point; and
•	One onshore gas terminal to include a gas sweetening unit, gas dehydration unit, dew point depression unit, condensate stabilization unit, sulphur recovery unit and a captive power unit.
•	Delivery point for gas will be the outlet flange of a delivery facility to be located at the onshore terminal near Yanam, Kakinada, Andhra Pradesh.
•	First gas production is now expected to commence in June 2012 or later.
•	GSPC as operator is expected to apply for a 17 square kilometer mineral lease to cover this area.

GSPC estimated in the Field Development Plan that on a preliminary basis, the gross costs for the production facilities will be approximately US$941 million and US$860 million for the future development drilling costs. GSPC is currently in the process of commissioning an offshore platform and jack-up drilling rig to commence the drilling of the new development wells.

Krishna Godavari Onshore Block
During the first half of 2010, Oil India Limited as operator of the KG Onshore Block commenced a 3-D seismic acquisition program.  The acquisition program is planned to acquire approximately 400 square kilometers of data out of an area of approximately 548 square kilometers as a result of seismic acquisition restrictions in the reserve forest.  As at September 30, 2010 approximately 141.4 square kilometers of 3-D seismic had been acquired.  It is anticipated that the seismic acquisition and part of the processing will be completed on or before June 30, 2011.

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

There are ten additional wells in the Tarapur 1 Discovery Area which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Further, there is one gas well (Tarapur G) awaiting completion of a new gas pipeline.  GSPC is currently in the process of preparing and filing the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in conjunction with building the gas pipeline in order to bring these additional wells onto production.

Sanand/Miroli Block
GSPC as operator held a Management Committee meeting on July 21, 2010 whereby the Declaration of Commerciality was reviewed for the M-1 and M-6 oil discoveries.

Ankleshwar Block
During the first half of 2010, GSPC as operator drilled the remaining three exploratory wells (ANK-39S, ANK-40S and ANK-41S) to complete the Phase I Minimum Work commitment.  These three wells have been tested and are currently being evaluated.

TOC

Mehsana Block
On February 8, 2010 the Directorate General of Hydrocarbons approved the extension of the Phase I minimum work program to July 13, 2010.  This extension allowed the consortium time to complete a four well testing and stimulation program in order to complete the appraisal of the block, the results of which are not yet known.  After completion of the test results, all areas not defined as a Commercial Discovery will be relinquished under the terms of the PSC.  The consortium has elected not to proceed to Phase II of the work program.

DS03 Block
On February 6, 2010 we applied for a six month extension of Phase I to September 3, 2010 in order to complete a 12,000 line kilometer aeromagnetic survey.  The extension has been granted and we have further elected to proceed into Phase II of the exploratory work program.  The Management Committee, pursuant to the PSC, approved a relinquishment of 789.25 square kilometers, or 25% of the original contract area of 3,155 square kilometers at the beginning of the second extension of Phase I.  Our commitment to the end of Phase II is now to complete this survey which is currently awaiting approval from the Government of India, complete a 500 line kilometers 2-D seismic survey and drill one exploratory well to a depth of approximately 1,500 meters before September 3, 2011.

DS04 Block
It is our intention as operator of the DS04 block to drill ten core holes to a depth of 500 meters and complete a 535 line kilometer 2-D seismic survey by the end of 2011.

RJ20 and RJ21 Blocks
The consortium recently completed the acquisition, processing and interpretation of a 3-D seismic program of approximately 1,300 square kilometers.  On April 21, 2010, the first well on the Rajasthan blocks, the Rachan-1 well commenced drilling on the RJ 21 Block.  Oil India Limited as operator has completed the drilling of this well to a total depth of 1,550 meters and the well has been suspended awaiting further testing.  The Madasar-1 well, commenced drilling on August 6, 2010 and has been drilled to a depth of 1,402 meters.  Test results were not positive and as a result of that, the well was plugged and abandoned in November 2010.  The Madasar-1 well is the second of twenty exploration wells to be drilled over the two blocks.

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

At September 30, 2010, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At September 30, 2010, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

TOC

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the identification of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2009, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, however, along with the Plan as disclosed in our Form 10-K for the year ended December 31, 2009, we continue to take steps to correct this situation.

Changes in Internal Controls
During the third quarter, we strengthened our internal control environment by restructuring our executive management team. The new senior executive hired during the first quarter of 2010 was appointed as the new President and CEO. The former CFO assumed new responsibilities as Vice President of Finance and the former Corporate Controller was promoted as our new CFO. In addition, we have formally defined roles and responsibilities for our newly structured executive management team.

Although we have implemented the above changes, we are unable to conclude the material weaknesses have been remediated as of September 30, 2010 until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete our analysis by the end of the fiscal year ending December 31, 2010.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act), during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We Have A History Of Losses And Our Liquidity Position Imposes Risk To Our Operations
To date, we have not achieved our planned principal operations and we are considered to be in the development stage of our operations.  We have incurred negative cash flows from our operations, and at this time all exploration activities and overhead expenses are primarily financed by way of the issue and sale of equity securities with a small portion being financed from oil sales and interest income on our cash balances.  The recoverability of the costs we have incurred to date is uncertain and is dependent upon achieving commercial production or sale.  Our prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration and development industry.

TOC

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  For the nine months ended, we incurred a net loss of approximately $3.3 million, used approximately $3.1 million of cash flow in our operating activities, used approximately $7.9 million in our investing activities and had an accumulated deficit of approximately $32.1 million.  As at September 30, 2010, we had a negative working capital of approximately $1.4 million.  These matters raise doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration and development programs and our existing cash balance and any cash flow from operating activities may not be sufficient to satisfy the current obligations and meet our exploration and development commitments.  Development activities within our blocks that are unable to achieve production in the short term may need to be deferred or curtailed.  We are considering various alternatives to remedy any future shortfall in capital.  We deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures.  Because of the early stage of our operations and our absence of any material oil and natural gas reserves and revenues, there can be no assurance this capital will be available.   If this capital is not made available to us, this could lead to our inability to meet all of our commitments under our PSCs and we may be forced to substantially curtail or cease exploration expenditures which could result in a breach of the terms of our PSCs and could result in the loss of our rights or a portion thereof under the PSCs.

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

Our Capital Resources Have Declined and We May Not Be Successful In Raising Additional Capital
At September 30, 2010, our cash and cash equivalents were $5.4 million compared with $16.3 million at December 31, 2009. We have current assets of $7.2 million and current liabilities of $8.5 million, or a working capital deficiency of $1.3 million.  During the three months ended September 30, 2010, our restricted deposits, both current and long-term, declined from $9.5 million to $7.2 million, or $2.3 million, with the difference being applied to improve our liquidity.  Our current assets as of September 30, 2010 include $1.5 million of restricted deposits which we expect will be released from escrow before September 30, 2011.  As of September 30, 2010, we have non-current restricted deposits that total $5.8 million.  The restricted deposits are pledged as security against the minimum work programs for our exploration blocks and are released upon completion of those minimum work programs.

We incur exploration and other expenses under the terms of our PSCs to further our exploration programs.  Our existing cash balance at September 30, 2010 and our anticipated cash flow from operating activities through September 30, 2011 is not sufficient to satisfy our current obligations and meet our exploration commitments of $8.6 million and $29.3 million over the twelve months ending September 30, 2011 and the three and one half years ending December 31, 2013, respectively.  Accordingly, in the event we are unable to raise sufficient capital to meet our exploration and other commitments during these respective periods, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures and possibly curtail other of our activities.

GSPC Is Seeking a Substantial Payment From Us On Account Of GSPC’s Exploration Costs On the KG Offshore Block
GSPC as operator of the KG Offshore Block in which we have a net 5% carried interest has been seeking from us, payment of our pro rata portion of the amount by which the sums expended by GSPC under all phases of the Minimum Work Program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeded the amount that GSPC deemed to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.  GSPC contends that this excess amount was not within the terms of the Carried Interest Agreement and asserts that we are required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

Subsequently, in August 2010, GSPC advised us that they are of the view that the technical and other advice provided by us in the preparation of the parties’ original bid document submitted to the Government of India in 2002 as part of the bidding process for NELP-III, which resulted in award of the production sharing contract to explore and develop the KG Offshore Block has proven to be incorrect and therefore as a result, GSPC’s costs in the project exceeded its estimates. GSPC therefore further asserts that by reason of the foregoing the Carried Interest Agreement between the parties is void and consequently the Production Sharing Contract to which the Government of India is a party and the Joint Operating Agreement between the parties are also void.

We dispute these positions of GSPC and the conclusions reached by GSPC and state that we continue to hold a gross 10% interest in the block (including the net 5% interest of Roy Group (Mauritius) Inc.).

TOC

Based on the most recent information available from GSPC dated August 18, 2010, GSPC asserts that the amount invested in the KG Offshore Block as of March 31, 2010 is approximately $1.29 billion (10% being $129.0 million including the net 5% interest of Roy Group (Mauritius) Inc.).

We dispute GSPC’s right to any payments and believe any payment GSPC is seeking is in breach of the Carried Interest Agreement.  We have advised GSPC that we have fulfilled our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest.  We have also obtained the opinion of prominent Indian legal counsel who has advised that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

In addition, we have disputed GSPC’s right, which it purported to claim in November 2008, to undertake an additional work program over and above the minimum work program under the PSC as either Joint Operations or as Exclusive Operations under the terms of the PSC and that we must elect whether we wish to participate in these future exploration activities as Joint Operations.

We continue to be of the view that, under the terms of the Carried Interest Agreement, we have a carried interest in the exploration activities conducted by the parties on the KG Offshore Block for 100% of its share (including the share of Roy Group (Mauritius) Inc.) of costs during the exploration phase prior to the start date of initial commercial production on the KG Offshore Block.  To date, commercial production has not been achieved on the block.  As such, we are of the view that the additional costs of drilling future exploration or development wells, or the costs of building the production facilities shall be subject to the Carried Interest Agreement and shall be carried by GSPC.  We further dispute the position and the conclusions reached by GSPC regarding the technical and other advice provided by us.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement and other possible means as may be appropriate.

While we are seeking to continue our ongoing discussions with GSPC, which were commenced in 2007 in an effort to reach an amicable resolution of these differences, there can be no assurance that this matter will be settled amicably.

Our Internal Control Over Financial Reporting Was Not Effective As Of September 30, 2010 And Continuing Weaknesses In Our Internal Controls And Procedures Could Have A Material Adverse Effect On Us
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

As a result of the existence of the material weakness discussed above, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

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

TOC

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
We are in the early stage of developing our operations.  We have a very limited operating history, we have realized very limited revenues from our activities, and we do not have material reserves of oil and natural gas as at September 30, 2010.

Our activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  We also have exploration activities in Israel and Colombia however, those activities are in the very early stages of development.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore in accordance with the terms of the production sharing and other contracts we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.  As of November 15, 2010, there are no or limited facilities for the delivery and storage of hydrocarbons on the areas covered by our PSCs.

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

Cautionary Statement For Purposes Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1995
With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to:
•	the statements in this Report regarding our plans and objectives relating to our future operations,
•	plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India, Israel and Colombia where we have interests,
•
plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities and to realize revenues from the sales of those hydrocarbons,

TOC

•
our ability to maintain compliance with the terms and conditions of our production sharing and other contracts, including the related work commitments, to obtain consents, waivers and extensions under the terms of our production sharing and other contracts as and when required, and our ability to fund those work commitments,

•	our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional production sharing or other contracts in India, Israel, Colombia and elsewhere,
•	our assumptions, plans and expectations regarding our future capital requirements,
•	our plans and intentions to raise additional capital we require and our likelihood of success in that regard,
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
•
We cannot assure you that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in a discovery of reserves of hydrocarbons or that any hydrocarbons that are discovered on the exploration blocks in which we have an interest will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.

•	Our ability to realize material revenues cannot be assured. Our ability to successfully drill, test and complete significant numbers of producing wells cannot be assured.
•
We cannot assure you that we will have available to us the capital required to meet our plans and objectives at the times and in the amounts required or we will have available to us the amounts we are required to fund under the terms of the production sharing or other contracts we are a party to.  We cannot assure that we will be successful in raising the additional capital we currently require.

•
We cannot assure you that we will be successful in joining any further ventures seeking to be granted production sharing or other contracts in India, Israel, Colombia or elsewhere or that we will be successful in acquiring interests in existing ventures.

•
We cannot assure you that we will obtain all required consents, waivers and extensions from a governmental or regulatory body in India or Israel as and when required to maintain compliance with our production sharing or other contracts we have entered into, that we may not be adversely affected by any delays we may experience in receiving those consents, waivers and extensions and that we may not incur liabilities under the production sharing or other contracts for our failure to maintain compliance with and timely complete the related work programs.

•
We cannot assure you that Gujarat State Petroleum Corporation, the operator of the KG Offshore Block, may not be successful in its efforts to obtain payment from us on account of exploration costs it has expended on the KG Offshore Block for which it asserts we are liable or otherwise seek to hold us in breach of that Production Sharing Contract or commence arbitration proceedings against us and be successful in its assertion that it can terminate our contract with them or the Government of India.

•
We cannot assure you of our ability to meet our goals and objectives and the consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military or terrorist activities could have a material adverse effect on us.

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

TOC

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

GEOGLOBAL RESOURCES INC.

November 15, 2010                               By:  /s/ Sunil S. Karkera
-------------------------
Sunil S. Karkera
Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)