Form 10-K
period 2010-12-31
GEOGLOBAL RESOURCES INC.
filed 2011-03-31
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

(Mark One)
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010;

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
Registrant’s telephone number, including area code: +1 (403) 777-9250
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
☐Yes                       ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was $42,057,494.

The number of shares outstanding of the registrant’s common stock as of March 30, 2011 was 82,746,933.

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

TOC

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
MMcf          – million cubic feet
GSPC           – means Gujarat State Petroleum Corporation Limited of India
OIL               – means Oil India Limited of India
ONGC          – means Oil & Natural Gas Corporation Limited of India
PSC              – means Production Sharing Contract
NELP           – means New Exploration Licensing Policy

Our Oil and Gas Activities
The Company is engaged in the pursuit of petroleum and natural gas through exploration and development in India, Israel and Colombia.  Since inception, our efforts have primarily been devoted to the pursuit of PSCs with GSPC, OIL and the Government of India.  At December 31, 2010, we have not yet achieved our planned principal operations and are considered to be a development stage enterprise.  We initiated these activities in 2003.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the production sharing or other contracts we are a party to with respect to oil and natural gas exploration and development activities in India, Israel and Colombia and upon future profitable operations.  At present, our activities are being undertaken in four geological basins located offshore and onshore in India, one geological basin located offshore in Israel and one geological basin located onshore in Colombia where reserves of oil or natural gas are believed by our management to exist.

The exploration rights pursuant to PSCs we have entered into with the Government of India are located in the following areas:

•	The Krishna Godavari Basin offshore and onshore in the State of Andhra Pradesh in south eastern India;
•	The Cambay Basin onshore in the State of Gujarat in western India;
•	The Deccan Syneclise Basin onshore in the State of Maharashtra in west central India; and
•	The Bikaner-Nagaur Basin onshore in the State of Rajasthan in north western India.

As of March 30, 2011 we have entered into PSCs with respect to ten exploration blocks as follows:

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

•
CB-ON/2 (Tarapur Block) - Pursuant to an agreement entered into in April 2005, we purchased from GSPC a 20% participating interest in an agreement granting exploration rights granted under the pre-NELP rounds to an onshore exploration block in the Cambay Basin in the State of Gujarat in western India.  ONGC has the right to participate in the development of any commercial discovery on the Tarapur Block by acquiring a 30% participating interest as provided under the PSC.  GSPC is the operator of this block.

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

•
KG-ONN-2004/1 (KG Onshore Block) - We entered into this agreement in March 2007 under NELP-VI, which grants exploration rights in an area onshore in the Krishna Godavari Basin in the State of Andhra Pradesh adjacent to our KG Offshore Block in south eastern India.  OIL is the operator of this block and we currently have a 10% participating interest under this agreement with an option to increase our participating interest to 25%.

TOC

•
RJ-ONN-2004/2 (RJ Block 20) - We entered into this agreement in March 2007 under NELP-VI, which grants exploration rights in an area onshore in  north-west India in the Bikaner-Nagaur Basin in the State of Rajasthan.  OIL is the operator of this block and we have a 25% participating interest under this agreement.

•
RJ-ONN-2004/3 (RJ Block 21) - We entered into this agreement in March 2007 under NELP-VI, which grants exploration rights in an area onshore in  north-west India in the Bikaner-Nagaur Basin in the State of Rajasthan.  OIL is the operator of this block and we have a 25% participating interest under this agreement.

•
DS-ONN-2004/1 (DS 04 Block) - We entered into this agreement in March 2007 under NELP-VI, which grants exploration rights in an area onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west-central India.  We are the operator of this block and have a 100% participating interest under this agreement.

The exploration rights pursuant to licenses we have been granted in Israel are located in the following areas:

•
347/Sara License – We entered into a Joint Operating Agreement on October 6, 2010 which grants exploration rights in an area of the Levantine Basin located approximately 35 miles off the coast of Israel in approximately 1,350 meters of water depth.  We are the operator of this license and currently have a 5% participating interest under this agreement.

•
348/Myra License – We entered into a Joint Operating Agreement on October 6, 2010 which grants exploration rights in an area of the Levantine Basin located approximately 52 miles off the coast of Israel in approximately 1,450 meters of water depth.  We are the operator of this license and currently have a 5% participating interest under this agreement.

•
388/Samuel License – We were awarded an interest in June 2010 from the Israel Petroleum Commissioner which grants exploration rights in an area of the Levantine Basin located in shallow water of 140 meters or less off the coast of Israel.  Adira Geo Global is the operator of the license and we hold an effective 45% interest in this license.

The exploration rights pursuant to licenses we have been granted in Colombia are located in the following areas:

•	Putumayo 6 License - We have entered into a Memorandum of Understanding (MOU) which grants us a 10% carried interest in exploration rights in the Putumayo Basin onshore in southwest Colombia.

•	Putumayo 7 License - We have entered into a Memorandum of Understanding (MOU) which grants us a 10% carried interest in exploration rights in the Putumayo Basin onshore in southwest Colombia.

All of the exploration activities in which we are a participant should be considered highly speculative.

Unless the context should otherwise require, references to “we,” “us” and “our” in this annual report refer to GeoGlobal Resources Inc. and our wholly-owned consolidated subsidiaries.  GeoGlobal Resources (Barbados) Inc. is our wholly-owned subsidiary incorporated under the Companies Act of Barbados that is the contracting party under our four PSCs covering four blocks in the Cambay Basin, our two PSCs covering two blocks in the Deccan Syneclise Basin, our two PSCs covering two blocks in the Bikaner-Nagaur Basin and our PSC covering the KG Onshore Block in the Krishna Godavari Basin.  GeoGlobal Resources (India) Inc. is our wholly-owned subsidiary continued under the Companies Act of Barbados that is the contracting party under our PSC covering our one KG Offshore Block in the Krishna Godavari Basin and the Sara, Myra and Samuel licenses in the Levantine Basin in Israel.

Our Production Sharing Contracts in India
Our Krishna Godavari Basin Agreements
KG Offshore Block PSC
Completion of Minimum Work Program
We, together with our joint venture partners GSPC and Jubilant Offshore Drilling Pvt. Ltd., are parties to a PSC dated February 4, 2003 which grants to the three parties the right to conduct exploratory drilling activities in the offshore waters of the Krishna Godavari Basin.  The PSC covers an area of approximately 1,850 square kilometers (457,145 acres) and was awarded under the third NELP round.  We have a net 5% carried interest in this exploration block.  Under the original terms, this PSC was for a term of up to 6.5 years commencing March 12, 2003 with three exploration phases and a prescribed minimum work program.  In June 2007, the Government of India issued two new policy guidelines which, among other things, permitted the substitution of additional meterage drilled in deeper wells against the total meterage of the wells committed as part of the minimum work program.  GSPC, on behalf of the contracting parties, exercised these rights.  By September 30, 2008, the consortium completed the minimum work program for all Phases on this block under the terms of the PSC as entered into.

Declaration of Commerciality
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

TOC

Field Development Plan Approval
With the completion of a review by the Management Committee of a proposal for Declaration of Commerciality of the Deen Dayal West Structure, on June 18, 2009, GSPC submitted the Deen Dayal West field development plan in accordance with the provisions of the PSC to the Management Committee for approval.  On November 11, 2009, the Field Development Plan was approved as follows:
•	Includes fifteen wells; four existing wells (KG#8, KG#15, KG#17 and KG#28) and eleven new development wells including three slant wells and eight multilateral wells to be drilled.
•	Production facilities to include:
o	Two offshore platforms (one well head and one central processing);
o	20 kilometer long pipeline of 24 inch diameter up to landfall point; and
o	One onshore gas terminal to include a gas sweetening unit, gas dehydration unit, dew point depression unit, condensate stabilization unit, sulphur recovery unit and a captive power unit.
•	Delivery point for gas will be the outlet flange of a delivery facility located at the onshore terminal at Mallavaram Village, near Yanam, Kakinada in Andhra Pradesh.
•	First gas production to commence December 2011 (subsequent to approval, amended to April 2013 or later).
•	GSPC as operator will apply for a 17 square kilometer mineral lease to cover this area.

GSPC estimated in the Field Development Plan that on a preliminary basis the gross costs for the production facilities will be approximately US$941 million and US$860 million for future development drilling costs.

Carried Interest Agreement
On August 27, 2002 we entered into a Carried Interest Agreement with GSPC granting us a 10% carried interest in the KG Offshore Block.  The Carried Interest Agreement provides that GSPC is responsible for our entire share of any and all costs incurred during the Exploration Phase prior to the date of initial commercial production.

Under the terms of the Carried Interest Agreement, all of our proportionate share of capital costs for exploration and development activities, including the share of Roy Group (Mauritius) Inc., a related party (see “Item 1 – Business – Our Production Sharing Contracts in India – Our Krishna Godavari Basin Agreements – KG Offshore Block PSC - Participating Interest Agreement”), will be recovered by GSPC without interest over the projected production life or ten years, whichever is less, from oil and natural gas produced on the exploration block.  We are not entitled to any share of production until GSPC has recovered our share of the costs and expenses that were paid by GSPC on behalf of us and Roy Group (Mauritius) Inc.

Our net 5% carried interest in the KG Offshore Block reflects our agreement to prospectively assign half of the original 10% interest under the PSC to Roy Group (Mauritius) Inc. pursuant to a Participating Interest Agreement we entered into on March 27, 2003, which assignment is subject to Government of India consent which has not yet been approved.  Absent such consent, the assignment will not occur and we are to provide Roy Group (Mauritius) Inc. with an economic benefit equivalent to the interest to be assigned.  At March 30, 2011, we have not obtained the consent of the Government of India to this assignment.

Carried Interest Agreement Dispute
GSPC has advised us that it is seeking from us payment of our pro rata portion of the amount by which the sums expended by GSPC under all phases for the minimum work program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement and that we are required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

GSPC advised us on November 5, 2008 that the minimum work program for the KG Offshore Block had been completed in September 2008.  Further, GSPC elected to undertake an additional work program over and above the minimum work program as either Joint Operations or as Exclusive Operations under the terms of the PSC and advised us that we must elect whether to participate in these additional exploration activities as a Joint Operation or alternatively, GSPC would conduct these drilling activities as Exclusive Operations, as defined in the PSC.

On November 13, 2008 we advised GSPC that we exercised our right to participate in the drilling operations proposed in the November 5, 2008 GSPC letter as a Joint Operation under the terms of the PSC and Joint Operating Agreement and pursuant to the terms of our Carried Interest Agreement with GSPC.  As such, we claim that we are carried for 100% of our entire share of any and all costs during the additional exploration phase prior to the start of initial commercial production and that the Carried Interest Agreement extends through the exploration period of the PSC.

In August 2010 GSPC advised us that it is of the view that the technical and other advice provided by us in the preparation of the parties’ original bid document submitted to the Government of India in 2002 under NELP-III has proven to be incorrect causing GSPC’s costs in the project to exceed its estimate.  GSPC asserts that by reason of the foregoing the Carried Interest Agreement between the parties is void and consequently the PSC to which the Government of India is party and the Joint Operating Agreement are also void.

TOC

We have advised GSPC that under the terms of the Carried Interest Agreement (the terms of which are also incorporated into the PSC and the Joint Operating Agreement), it has no right to such payment under the Carried Interest Agreement.  We have advised GSPC that we have fulfilled our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the Carried Interest Agreement.  In furtherance of our position, we have obtained the opinion of prominent Indian legal counsel who has advised us that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

We dispute these positions of GSPC and the conclusions reached by GSPC and continue to state that we hold a gross 10% interest in the KG Offshore Block (including the 5% interest of Roy Group (Mauritius) Inc.).  In a KG Offshore Block Management Committee meeting held in October, 2010, the Management Committee (of which the Government of India is a member) advised GSPC to resolve these issues with us at the earliest and requested GSPC to maintain status quo until the issues are resolved.

Based upon the audited accounts of the joint venture for the KG Offshore Block the total costs incurred to March 31, 2010 amounted to $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).  Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011, total costs projected were $601 million with approximately $446 million spent by December 31, 2010 (10% being $60.1 million and $44.6 million respectively).  Therefore, we estimate that the amount of GSPC’s claim as of December 31, 2010 to be approximately $189 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.  We dispute this assertion of GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by us to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting we have again met with senior management of GSPC to continue our effort to reach an amicable resolution.  However, no settlement agreement has been reached as of March 30, 2011 and there can be no assurance that this matter will be settled amicably.

Participating Interest Agreement
On March 27, 2003 prior to our acquisition of all of its outstanding capital stock, GeoGlobal Resources (India) Inc. entered into a Participating Interest Agreement with Roy Group (Mauritius) Inc.  Pursuant to this agreement, GeoGlobal Resources (India) Inc. assigned and currently holds in trust for Roy Group (Mauritius) Inc. 50% of the benefits and obligations of the PSC covering the KG Offshore Block and the Carried Interest Agreement.  GeoGlobal Resources (India) Inc. effectively retains a net 5% participating interest in the KG Offshore Block and a net 5% carried interest in the Carried Interest Agreement.  Under the terms of the Participating Interest Agreement, until the Government of India consents to the assignment to Roy Group (Mauritius) Inc., we retain the exclusive right to deal with the other parties to the KG Offshore Block and the Carried Interest Agreement and are entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Inc.  Roy Group (Mauritius) Inc. has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by us in regard to Roy Group (Mauritius) Inc.’s interest and to be liable to us for its share of all costs, interests, liabilities and obligations arising out of or relating to the Roy Group (Mauritius) Inc. interest.  Roy Group (Mauritius) Inc. has agreed to indemnify us against any and all costs, expenses, losses, damages or liabilities incurred by reason of Roy Group (Mauritius) Inc.’s failure to pay the same.  Subject to obtaining Government of India consent to the assignment, Roy Group (Mauritius) Inc. is entitled to all income, receipts, credits, reimbursements, monies receivable, rebates and other benefits in respect of its 5% interest which relate to the KG Offshore Block.  We have a right of set-off against sums owing to us by Roy Group (Mauritius) Inc.  In the event that the Government of India consent is delayed or denied, resulting in either Roy Group (Mauritius) Inc. or us being denied an economic benefit either would have realized under the Participating Interest Agreement, the parties agreed to amend the agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the Participating Interest Agreement.  As a consequence of this transaction we report our holdings under the KG Offshore Block and the Carried Interest Agreement as a net 5% participating interest.  Inasmuch as the assignment of the 5% interest to Roy Group (Mauritius) Inc. occurred prior to our acquisition of GeoGlobal Resources (India) Inc. and we were not a party to that assignment, we received no consideration for the assignment.

KG Onshore Block PSC
We, together with our joint venture partner OIL, are parties to a PSC dated March 2, 2007 awarded under NELP-VI.  The PSC covers an area of approximately 549 square kilometers (135,660 acres) onshore in the Krishna Godavari Basin and is located directly adjacent to and south-west of our KG Offshore Block.  The two exploration phases for this PSC are for a term of up to 7.0 years commencing February 18, 2008.  The Phase I covers a period of 4.0 years of which the minimum work program consists of reprocessing 564 line kilometers of 2D seismic data, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 548 square kilometers of 3D seismic data.  This Phase I minimum work program further consists of drilling twelve exploration wells to various depths between 2,000 and 5,000 meters.  If the parties elect to enter Phase II which covers a period of 3.0 years, a minimum work program applies to drill one exploration well to a depth of 4,600 meters.

TOC

We currently hold a 10% participating interest in this exploration block, while OIL, as operator, holds the remaining 90% participating interest   On June 29, 2010 we agreed with OIL to increase our participating interest on the KG Onshore Block to 20%, such increase being subject to Government of India approval.  Upon such approval we will hold a 20% participating interest in the KG Onshore Block and will become responsible to pay our 20% share of the costs of exploration activities on the block.

Our Cambay Basin Agreements
Tarapur Block Agreement
Pursuant to an agreement entered into with GSPC in April, 2005 we purchased a 20% participating interest in the onshore Tarapur Block in the Cambay Basin.  GSPC as operator owns the remaining 80% participating interest.

ONGC has the right under the PSC to participate in the development of any commercial discovery on the Tarapur Block by acquiring a 30% participating interest exercisable under the PSC which expired on November 22, 2007.  ONGC exercised this right with respect to a western portion of the Block referred to as the Tarapur 1 Discovery Area.  The effect of the ONGC exercise is a reduction in the participating interests of GSPC and us in the Tarapur 1 Discovery Area to 56% and 14% respectively.

As to the remaining areas of the Tarapur Block, based on current negotiations between GSPC and ONGC, we expect that the latter will be granted a right to a 10% participation in all future wells drilled on the remaining areas of the Tarapur Block during extensions of the exploration period of the PSC.  This would result in the reduction of the participating interests of GSPC and us on these remaining areas to 62% and 18% respectively.

After our relinquishment of 25% (approximately 407 square kilometers) of the exploration block to the Government of India, the block now includes approximately 1,213 square kilometers.  At the expiration of the exploration period of the PSC on November 22, 2007, GSPC submitted an application to the Government of India for an extension of the PSC for an additional twelve months to November 22, 2008 which was granted.  During this extension period, the consortium drilled an additional eleven exploratory wells.

GSPC as operator submitted a further application on February 19, 2009 for an additional extension of the exploration phase for eighteen months to May 22, 2010.  On November 11, 2010, GSPC as operator submitted a further application for this additional eighteen month extension of the exploratory phase.  This additional extension was submitted to enable a further exploration program of drilling five exploratory wells and the acquisition of 330 square kilometers of 3D seismic in a section of the block to the east of the Tarapur 1 Discovery Area which we refer to as Tarapur East.  Approval from the Government of India for this additional extension is pending.

Sanand/Miroli Block PSC
On February 6, 2004, we, together with our joint venture partners GSPC, Jubilant Offshore Drilling Pvt. Ltd. and Prize Petroleum Company Limited signed a PSC with respect to the onshore Sanand/Miroli Block.  We hold a 10% participating interest; GSPC as operator holds a 55% participating interest; Jubilant Offshore Drilling Pvt. Ltd. holds a 20% participating interest; and the remaining 15% is held by Prize Petroleum Company Limited.  The PSC provides that the exploration activities are to be conducted in three phases commencing July 29, 2004 with the first phase covering a period of 2.5 years, the second phase covering 2.0 years and the last phase covering 1.5 years, for a maximum duration of 6.0 years.  All three phases were completed as of July 27, 2010 and as such, pursuant to the terms of the PSC, the contractor shall retain only Development and Discovery areas and must relinquish the remainder to the Government of India.  It has been agreed that we, together with our joint venture partners, shall retain the discovery areas of approximately 39.8 square kilometers (9,835 acres) in the form of three geometrical shapes; two in Sanand and one in Miroli, subject to Government of India approval.

During the three exploration phases on the Sanand/Miroli Block, the parties acquired 200 square kilometers of 3D seismic data, reprocessed 1,000 line kilometers of 2D seismic data, conducted a geochemical survey and drilled seventeen exploratory wells between 1,500 to 3,000 meters, thereby completing all phases of the minimum work program.

Ankleshwar Block PSC
On September 23, 2005, we, together with our joint venture participants GSPC, Jubilant Offshore Drilling Pvt. Ltd. and GAIL (India) Ltd. signed a PSC with respect to the onshore Ankleshwar Block.  We hold a 10% participating interest; GSPC as operator holds a 50% participating interest; Jubilant Offshore Drilling Pvt. Ltd. holds a 20% participating interest; and the remaining 20% is held by GAIL (India) Ltd.  The PSC provides that the exploration activities are to be conducted in three phases commencing April 1, 2006 with the first phase covering 3.0 years, the second phase covering 3.0 years and the last phase covering 1.0 year, for a maximum duration of 7.0 years.

The minimum work program under Phase I is to acquire, process and interpret 448 square kilometers of 3D seismic data and reprocess 650 line kilometers of 2D seismic data.  Fourteen exploratory wells are to be drilled between 1,500 to 2,500 meters.  All commitments under the Phase I minimum work program have been met and the parties have elected not to proceed to the second phase but rather to appraise and develop the existing discoveries.

After relinquishment of the exploration block to the Government of India as required by the terms of the PSC, the block now includes approximately 172 square kilometers (42,502 acres) for future appraisal and development activities, subject to Government of India approval.

TOC

Mehsana Block PSC
On February 6, 2004, we, together with our joint venture partners GSPC and Jubilant Offshore Drilling Pvt. Ltd. signed a PSC with respect to the onshore Mehsana Block.  We hold a 10% participating interest; GSPC holds a 60% participating interest; and Jubilant Offshore Drilling Pvt. Ltd. as operator holds the remaining 30%.  The PSC provides that exploration activities are to be conducted in three phases commencing May 21, 2004 with the first phase covering 2.5 years, the second phase covering 2.0 years and the last phase covering 1.5 years, for a maximum duration of 6.0 years.

During the first exploration phase on this exploration block, the parties were to acquire 75 square kilometers of 3D seismic data, reprocess 650 line kilometers of 2D seismic data, conduct a geochemical survey and drill seven exploratory wells between 1,000 to 2,200 meters, all of which has been completed.  The consortium also relinquished 25% of the Mehsana Block as required pursuant to the terms of the PSC guidelines leaving an area of approximately 93 square kilometers (22,981 acres) of the original 125 square kilometers.

The consortium has elected not to proceed into Phase II on this block but rather requested on August 28, 2008 a six month extension to Phase I in order to complete a testing and stimulation program on existing wells and to complete the appraisal of the block.  On February 8, 2010 the Directorate General of Hydrocarbons approved the extension of Phase I until July 13, 2010.

Our Deccan Syneclise Basin Agreements
DS 03 Block PSC
On September 23, 2005 we signed a PSC with respect to the onshore DS 03 Block.  We hold a 100% participating interest in this block and are the operator.  The PSC provides that exploration activities are to be conducted in three phases commencing September 4, 2006 with the first phase covering 3.0 years, the second phase covering 2.0 years and the third phase covering 2.0 years, for a maximum duration of 7.0 years.

During 2010, we elected to proceed to Phase II, whereupon we relinquished 25% (approximately 789 square kilometers) of the exploration block to the Government of India as required by the terms of the PSC, leaving approximately 2,366 square kilometers (584,651 acres).

The minimum work program under the first phase called for a gravity magnetic and geochemical survey, which has since been completed.  In addition we are to acquire an aero magnetic survey of 12,000 line kilometers which has been combined with the Phase II commitments.  Under the minimum work program for Phase II we are to acquire 500 line kilometers of 2D seismic data and drill one exploration well.  Further, if we elect to proceed to the third phase, we are to acquire 250 square kilometers of 3D seismic data and drill two exploratory wells.

DS 04 Block PSC
On March 2, 2007 we signed a PSC with respect to the onshore DS 04 Block.  The PSC covers an area of approximately 2,649 square kilometers (654,582 acres).  We hold a 100% participating interest in this block and are the operator.  The PSC provides that exploration activities are to be conducted in two phases commencing June 7, 2007 with the first phase covering 5.0 years and the second phase covering 3.0 years, for a maximum duration of 8.0 years.

The Phase I mandatory and minimum work program consists of conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 535 line kilometers of 2D seismic data.  We are further committed to drill ten core holes to a depth of approximately 500 meters.  If we elect to proceed to Phase II, the minimum work program consists of a seismic acquisition program consisting of 500 line kilometers of 2D seismic data and 200 square kilometers of 3D seismic data and the drilling of one exploratory well to a depth of 2,000 meters.

Our Bikaner-Nagaur Basin Agreements
RJ Block 20 PSC
On March 2, 2007 we, together with our joint venture partner OIL signed a PSC with respect to the onshore RJ Block 20.  The PSC covers an area of approximately 2,196 square kilometers (542,643 acres).  We hold a 25% participating interest in this block with OIL as operator holding the remaining 75%.  The PSC provides that exploration activities are to be conducted in two phases commencing January 21, 2008 with the first phase covering 4.0 years and the second phase covering 3.0 years, for a maximum duration of 7.0 years.

The Phase I mandatory and minimum work program is to reprocess 463 line kilometers of 2D seismic data; conduct a gravity, magnetic and geochemical survey; acquire, process and interpret 820 line kilometers of 2D seismic data; acquire 700 square kilometers of 3D seismic data; and drill a total of twelve exploratory wells between 2,000 and 2,500 meters.  The Phase II minimum work program, if we elect to continue into Phase II, is to drill one well to 2,500 meters.

RJ Block 21 PSC
On March 2, 2007 we, together with our joint venture partners OIL and Hindustan Petroleum Corporation Limited signed a PSC with respect to the onshore RJ Block 21.  The PSC covers an area of approximately 1,330 square kilometers (328,650 acres).  We hold a 25% participating interest in this block; OIL as operator holds a 60% participating interest and; Hindustan Petroleum Corporation Limited holds the remaining 15%.  The PSC provides that exploration activities are to be conducted in two phases commencing January 21, 2008 with the first phase covering 4.0 years and the second phase covering 3.0 years, for a maximum duration of 7.0 years.

TOC

The Phase I mandatory and minimum work program is to reprocess 463 line kilometers of 2D seismic data; conduct a gravity, magnetic and geochemical survey; acquire, process and interpret 660 line kilometers of 2D seismic data and 611 square kilometers of 3D seismic data; and drill a total of eight exploratory wells between 2,000 and 2,500 meters.  The Phase II minimum work program, if we elect to continue into Phase II, is to drill one well to 2,000 meters.

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

The contracts contain restrictions on the assignment of a participating interest without the consent of the Government of India, including on a change in control of a party, subject to certain exceptions which include, among others, a party encumbering its interest subject to certain limitations.

Each of the joint ventures is managed by a Management Committee representing the parties to the agreement, including the Government of India.  The contracts contain various other provisions, including, among other things, obligations of the parties to maintain insurance, maintain the books and records, confidentiality, the protection of the environment, arbitration of disputes, matters relating to income taxes, royalty payments, and the valuation of hydrocarbons produced.  The Indian domestic market has the first call on natural gas produced.  These contracts are interpreted under the laws of India.

Relinquishment on our Blocks Prior to NELP-VI Blocks
Under each of these contracts, if the parties elect to continue into the second exploratory phase, the parties retain up to 75% of the original contract area, including any developed areas and areas of discoveries of hydrocarbons, and must relinquish the remainder.  Similarly, if the parties elect to continue into the third exploration phase, the contracts provide that the parties retain up to 50% of the original contract area, including any developed areas and areas of discovery of hydrocarbons, and must relinquish the remainder.  At the end of the final exploration phase, only developed areas and areas of discoveries are to be retained.

Relinquishment on our NELP-VI Blocks
Under each of these contracts, if the parties elect to continue into the second exploratory phase, the contracts provide that the parties have the option to relinquish a part of area in simple geometrical shape not less than 25% of the original contract area.  At the end of the second exploration phase, the parties retain the balance which includes any developed areas and areas of discoveries.

Procedure for Allocation of Costs After a Discovery
The PSCs contain procedures to be followed once a discovery of hydrocarbons is determined to have been made within the exploration block and for the further development of that discovery.  Following the completion of a development plan for a discovery, the parties are to apply to the relevant government entity for a lease with respect to the area to be developed with an initial term of 20 years.  The Government of India and the other parties to the PSC are allocated the percentages of any remaining production, after deduction of the costs of exploration, development, and production to be recovered.  The percentages allocated to the Government of India are between 20% to 40% of the production from the KG Offshore Block and Ankleshwar Block, 30% to 55% of the production from the Mehsana Block and Sanand/Miroli Block and 10% to 30% of the production from the DS 03 Block.  The newly awarded blocks under NELP-VI are allocated between 91% to 9% of the production from the KG Onshore Block, the RJ Block 20 and RJ Block 21 and between 85% to 15% for the DS 04 Block.  This percentage split is based upon pre-determined production levels with the balance of the production to be allocated to the other joint venture participants in proportion to their participating interests.

Bank Guarantees
The PSCs contain provisions whereby the joint venture participants must provide the Government of India a bank guarantee in the amount of 35% of the participant’s share of the minimum work program for a particular Phase to be undertaken during the year.  The work program is presented annually to the Management Committee for approval for the period April 1 through March 31.  The work programs for the year April 1, 2011 through March 31, 2012 and their related budgets have yet to be approved for our existing PSCs to which we are a party.  Accordingly, our estimates as to capital expenditures for these budgeted years as well as the year ending December 31, 2011 and beyond are subject to revision when the budgets are approved.

TOC

Our Licenses in Israel
Our Levantine Basin Agreements
Sara & Myra Licenses
On June 18, 2010, the Israel Ministry of National Infrastructure approved the transfer and registration of deepwater offshore licenses known as the 348/Sara and the 347/Myra Licenses to a consortium in which we have a 5% participating interest and have been designated as Operator. The licenses each cover an area of approximately 400 square kilometers (98,842 acres).  The remaining participating interest is held by a consortium that consists of Emanuelle Energy Ltd. (30.013%), Emmanuelle Energy – Gas and Oil Explorations Limited Partnership (19.161%), Modiin Energy – Limited Partnership (21.612%), I.P.C. Oil and Gas (Israel) Limited Partnership (13.609%), Israel Land Development Company Ltd. (5%), and IDB Development Corporation Ltd. (5.605%).  On October 6, 2010 we entered into a Joint Operating Agreement with the other members of the consortium.

The license provides that exploration activities be conducted over a three year period commencing July 14, 2008 and expiring July 13, 2011.  During that period, certain milestones and commitments are to be met, subject to extension by the Ministry of National Infrastructure.  With respect to each of these licenses, the milestones are as follows:

Jun 1, 2010	Commence Prospect geological review
Jul 15, 2010	Complete the 3D seismic survey acquisition and processing
Aug 1, 2010	Complete first stage of 3D seismic survey interpretation results and submit a report
Sep 15, 2010	Complete Prospect geological review and submit a report
Oct 15, 2010	Complete Hydrocarbon system analysis and submit a report
Dec 31, 2010	Final drilling Prospect submission including drilling plans
Mar 31, 2011	Presentation of a contract with drilling contractor to perform drilling services on identified Prospect
Jul 13, 2011	Commencement of drilling

Samuel License
On June 16, 2010, the Israel Petroleum Commissioner’s office notified a consortium of which we are a member of the award of a petroleum license to one shallow water offshore license known as the 388/Samuel License.  The license covers an area of approximately 361 square kilometers (89,205 acres).  We hold a 45% effective participating interest in this license comprised as follows: a 30% participating interest held by GeoGlobal Resources (India) Inc. plus our 50% ownership of Adira Geo Global Ltd. which holds a 30% participating interest.  Adira Geo Global has been designated as Operator (we currently hold 40% of Adira Geo Global and are awaiting the transfer of an additional 10% shareholding).  The remaining balance is held as to Adira Technologies Ltd. (23.25%), Brownstone Venture Inc. (6.75%) and Pinetree Capital Ltd. (10%).

The license provides that exploration activities are to be conducted as follows:

Nov 1, 2010	Submit summary report of seismic and geological data
Nov 1, 2010	Sign 3D seismic acquisition contract
Feb 1, 2011	Commence 3D seismic acquisition survey
May 1, 2011	Complete acquisition and processing of 3D seismic survey and submit preliminary report
July 1, 2011	Complete 3D seismic interpretation and submit report
Sept 1, 2011	Preparation of geological prospect for drilling
Oct 1, 2011	Sign contract with drilling contractor
Feb 1, 2012	Commencement of drilling
Oct 1, 2012	Submit drilling summary report

Our Contracts in Colombia
Our Putumayo Basin Agreements
PUT 6 and PUT 7 Licenses
On September 14, 2010 we entered into a Memorandum of Understanding with Petro Caribbean Resources Ltd. relating to oil and natural gas exploration and development activities in Colombia, subject to execution by Petro Caribbean Resources Ltd. of definitive agreements with the Colombian National Agency of Hydrocarbons.  The exploration activities are to be conducted on two onshore exploration blocks located in the Putumayo basin in southwest Colombia known as the Putumayo 6 (PUT 6) and Putumayo 7 (PUT 7) licenses.  The PUT 6 license covers an area of approximately 574 square kilometers (141,838 acres) and the PUT 7 license covers an area of approximately 167 square kilometers (41,267 acres).  Subject to the execution of a Joint Operating Agreement, we will be carried for a 10% participating interest in both licenses through the minimum and additional work programs as bid in return for us providing to Petro Caribbean Resources Ltd. technical assistance through the exploration phase.

TOC

Our Oil and Gas Exploration and Drilling Activities
As at December 31, 2010, we have participated since inception through joint ventures in the drilling of ninety-nine wells.  Further, we acquired three wells originally drilled by ONGC in the Tarapur Block.  Of the total ninety-nine wells drilled, sixteen have been drilled in the Krishna Godavari Basin within the KG Offshore Block, eighty-one have been drilled in the Cambay Basin and two have been drilled in the Bikaner-Nagaur Basin.  A total of forty-three wells have been abandoned or will be abandoned because of the absence of economic quantities of hydrocarbons or because the well characteristics would make the production of hydrocarbons problematic and non-commercial.

Field development plans have been filed by GSPC with the Government of India and Director General of Hydrocarbons for a portion of the KG Offshore Block and the Tarapur Block under the provisions of the PSC.  The Government of India has provided approval for these plans subject to certain terms and conditions.

While we have discoveries in the Ankleshwar Block, the Mehsana Block and the Sanand/Miroli Block along with additional discoveries in the Tarapur Block and the KG Offshore Block, field development plans have not yet been submitted on those blocks for those specific discoveries.

Our Krishna Godavari Basin Activities
KG Offshore Activities
Deen Dayal West Field Development Plan
A Field Development Plan has been approved as follows:
•	Includes fifteen wells; four existing wells (KG#8, KG#15, KG#17 and KG#28) and eleven new development wells including three slant wells and eight multilateral wells to be drilled.
•	Production facilities to be constructed include:
o	Two offshore platforms (one well head and one central processing facility);
o	20 kilometer long pipeline of 24 inch diameter pipe extending to a landfall point; and
o	One onshore gas terminal to include a gas sweetening unit, gas dehydration unit, dew point depression unit, condensate stabilization unit, sulphur recovery unit and a captive power unit.
•	Delivery point for gas will be the outlet flange of a delivery facility to be located at the onshore terminal near Yanam, Kakinada, Andhra Pradesh.
•	First gas production to commence December 2011 (subsequent to approval, amended to April 2013 or later).
•	GSPC as operator is expected to apply for a 17 square kilometer mining lease to cover this area.

GSPC estimated in the Field Development Plan that on a preliminary basis, gross costs for the production facilities will be approximately US$941 million and US$860 million for future development drilling costs. GSPC is currently in the process of commissioning an offshore platform and jack-up drilling rig to commence the drilling of the new development wells.

KG Onshore Activities
During the first half of 2010, OIL as operator of the KG Onshore Block commenced a 3D seismic acquisition program. The acquisition program is planned to acquire approximately 400 square kilometers of data out of an area of approximately 548 square kilometers as a result of seismic acquisition restrictions in the reserve forest. As at December 31, 2010 approximately 141.4 square kilometers of 3D seismic data had been acquired. It is anticipated that the seismic acquisition and part of the processing will be completed on or before September 30, 2011.

Three priority locations as proposed have been reviewed and agreed to by the Operating Committee.  All of these locations have multiple prospects in both the shallower (Eocene – Miocene) and deeper (Cretaceous – Jurassic) zones.

In February 2011, a contract was awarded to RPS Energy, Canada (RPS) to provide the well engineering and wellsite supervision work associated with the planned drilling campaign on the KG Onshore Block in an effort to commence drilling 12 exploration wells to various depths between 2,000-5,000 meters before the end of 2011.

Our Cambay Basin Exploration Activities
Tarapur Block
Tarapur 1 Discovery Area
Currently there is an approved field development plan which covers an area of approximately 2.14 square kilometers within the Tarapur 1 Discovery Area of approximately 9.7 square kilometers, and includes three existing discovery wells (Tarapur 1, Tarapur P and Tarapur 5) and three development wells (TD-1, TD-2 and TD-3).

All six wells are tied into the oil tank storage facilities by way of a gathering system and are on production.  Throughout 2009, associated natural gas was being produced and flared off. GSPC as operator built a small gas line in order to collect and sell this gas. Effective January 2010, this associated natural gas is being sold into the local market.

There are ten additional wells in the Tarapur 1 Discovery Area which are drilled, tested and awaiting tie-in to the oil tank storage facilities. Further, there is one gas well (Tarapur G), whose declaration of commerciality has been reviewed and declared as a commercial discovery.  Production from Tarapur G will commence upon approval of a field development plan. GSPC is currently in the process of preparing and filing the necessary declarations of commerciality and/or field development plans pursuant to the provisions of the PSC to bring these additional discoveries onto production.

TOC

Sanand/Miroli Block
In an Operating Committee Meeting held in December 2010, it was agreed that the consortium would apply for a Petroleum Mining Lease to cover three geometrical shapes surrounding the discoveries SE-8 (11.2 square kilometers), SE-4 cluster (18.2 square kilometers) and M1M6 (10.4 square kilometers).  GSPC is currently in the process of preparing and filing the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in order to put these wells on production.

Ankleshwar Block
During 2010, GSPC as operator drilled the remaining three exploratory wells (ANK-39S, ANK-40S and ANK-41S) to complete the Phase I Minimum Work commitment.  The consortium elected not to proceed to Phase II but rather develop the existing discoveries.

Pursuant to the Operating Committee Resolution of December 7, 2010, the consortium elected to retain a 172 square kilometer area around the two discoveries ANK-21 and ANK-40S.  Recently, a gas discovery (ANK-21S) has been notified within this 172 square kilometer area.  GSPC is currently in the process of preparing and filing the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in order to put these wells on production.

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

Our Deccan Syneclise Basin Exploration Activities
DS 03 Block
On February 6, 2010 we applied for a six month extension of Phase I to September 3, 2010 in order to complete a 12,000 line kilometer aeromagnetic survey.  The extension has been granted and we have further elected to proceed into Phase II of the exploratory work program.  The Management Committee, pursuant to the PSC, approved a relinquishment of 789.25 square kilometers, or 25% of the original contract area of 3,155 square kilometers at the beginning of the second extension of Phase I.  Our commitment to the end of Phase II is now to complete this survey (currently awaiting approval from the Government of India), complete a 500 line kilometers 2D seismic survey and drill one exploratory well to a depth of approximately 1,500 meters.

DS 04 Block
It is our intention as operator of this block to drill two core holes to a depth of 500 meters and complete a 500 line kilometer 2D seismic survey by March 2012.

Our Bikaner-Nagaur Basin Exploration Activities
RJ20 and RJ21 Blocks
The consortium completed the acquisition, processing and interpretation of a 3D seismic program of approximately 1,393 square kilometers.  On April 21, 2010, the first well on the Rajasthan blocks, the Rachan-1 well, commenced drilling on the RJ 21 Block.  Oil India Limited as operator has completed drilling to a total depth of 1,550 meters and the well has been suspended awaiting further testing.  The Madasar-1 well, commenced drilling on August 6, 2010 and has been drilled to a depth of 1,402 meters.  Test results were not positive and as a result, the well was plugged and abandoned in November 2010.  The Madasar-1 well is the second of twenty exploration wells to be drilled over the two blocks.

Our Israel Exploration Activities
Sara and Myra
On October 6, 2010 we commenced exploration activities in Israel by entering into a Joint Operating Agreement with a consortium involved in two existing oil and gas licenses in deep water off the coast of Israel.  We became the operator of both the Sara and Myra licences which commenced with the processing and interpretation of 1,360 square kilometers of previously acquired 3D seismic data with the intention to commence drilling on one of these licenses before the end of the 2011 year.

Samuel
On August 1, 2010 we were granted a license from the state of Israel covering the Samuel license.  We became the co-operator of this license through our partnership with Adira Energy through a commonly owned Israeli company, Adira Geo Global Ltd.
No significant exploration activities were carried out on this license in 2010.

TOC

Our Colombia Exploration Activities
PUT 6 and PUT 7
On September 14, 2010 we entered into a Memorandum of Understanding with Petro Caribbean Resources Ltd. relating to oil and natural gas exploration and development activities in Colombia, subject to execution by Petro Caribbean Resources Ltd. of definitive agreements with the Colombian National Agency of Hydrocarbons.  Subject to the execution of a Joint Operating Agreement, we will be carried for a 10% participating interest in both the PUT 6 and PUT 7 licenses through the minimum and additional work programs as bid in return for us providing to Petro Caribbean Resources Ltd. technical assistance through the exploration phase.  No significant exploration activities were carried out on these licenses in 2010.

Our 2011 Anticipated Oil and Gas Activities
We expect our exploration and development activities pursuant to our PSCs in India will continue through 2011 in accordance with the terms of those agreements.  During 2011 and up to March 31, 2012, based on current budgets, we anticipate drilling seven exploratory wells; two core wells; acquiring, processing and interpreting 2,480 line kilometers of  2D seismic data ; and acquiring, processing and interpreting 350 square kilometers of 3D seismic data as well as processing and interpreting an additional 400 square kilometers of 3D seismic data.  We further expect to tie-in additional oil wells in Tarapur along with the construction of a gas pipeline for the Tarapur G gas discovery and to continue with the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore Block in which we have a carried interest.  Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in.  If the Government of India approves the increase to our participating interest in the KG Onshore Block to 20%, our obligations to fund the 3D seismic acquisition and the exploratory drilling on the block will increase.

We expect our exploration activities pursuant to our other licenses in Israel will continue through 2011 in accordance with the terms of those agreements.  During 2011, we expect to complete the acquisition, processing and interpretation of 43 square kilometers of 3D seismic data in our Samuel license as well as complete the processing and interpretation of 1, 360 square kilometers of 3D seismic data covering our Sara and Myra licenses and also commence drilling our first deepwater exploration well before the end of the year.

We may during 2011 seek to participate in joint ventures bidding for the acquisition of oil and gas interests in India and other countries.  As of March 30, 2011 we have no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, although there are no present plans to do so, as opportunities arise we may seek to acquire minority participating interests in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining requisite government consents and other approvals.

As of March 30, 2011, the scope of any possible such activities has not been definitively established and accordingly we are unable to state the amount of any funds that will be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.  We are unable to estimate the terms on which such capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements.

During the first quarter of 2010, we hired a new Senior Executive.  We do not expect to have any further significant change in 2011 in our number of employees.

Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee in April 2009 and the completion of an independent reserve study dated January 1, 2011 by Chapman Petroleum Engineering Ltd. of Calgary, Alberta, Canada, we claim reserves in the Tarapur 1 field as at December 31, 2010 as follows:

Summary of Oil and Gas Reserves as of December 31, 2010
Reserves Category	Oil (MBbls)	Natural Gas (MMcf)
PROVED
Developed	55	155
Undeveloped	--	--
TOTAL PROVED	55	155

Probable
Developed	53	143
Undeveloped	356	452
Possible
Developed	--	--
Undeveloped	--	--

TOC

Proved Reserves
Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether determinable or probabilistic methods are used for the estimates.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Probable Reserves
Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

Development and Exploration Expenditures
The following table sets forth information regarding net costs, after impairment and depletion, we incurred in our development and exploration activities by basin block areas as at December 31 for each of the last three years.

Millions	2010 $	2009 $	2008 $

Development Costs
Cambay Basin Blocks	2.852	4.020	-
	2.852	4.020	--
Exploration Costs
India
Krishna Godavari Basin Blocks	6.455	5.577	5.257
Cambay Basin Blocks	20.859	31.039	24.026
Deccan Syneclise Basin Blocks	2.285	1.054	0.717
Bikaner-Nagaur Basin Blocks	6.424	4.123	4.085
Colombia	0.135	--	--
Israel	1.459	--	--
	37.617	41.793	34.085
Total	40.469	45.813	34.085

As at December 31, 2010 GSPC incurred costs of approximately $189 million (December 31, 2009 - approximately $150 million) for exploration activities on the KG Offshore Block attributable to us under our Carried Interest Agreement with GSPC (of which 50% is for the account of Roy Group (Mauritius) Inc.).  We will not realize cash flow from the KG Offshore Block until such time as the expenditures attributed to us (including those expenditures made for the account of Roy Group (Mauritius) Inc.) under the Carried Interest Agreement have been recovered by GSPC from future production revenue.  Under the terms of the Carried Interest Agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.  However, we are presently involved in a dispute with GSPC:  see “Item 1 - Business - Our Production Sharing Contracts in India – Our Krishna Godavari Basin Agreements - KG Offshore Block PSC - Carried Interest Agreement Dispute”.

The following table presents the amount of suspended exploratory drilling costs relating to continuing operations at December 31 for each of the last three years, and changes in those amounts during the years then ended and prior.

Millions	$2010	$2009	2008 and prior $
Balance at January 1	41.793	34.085	26.093
Additions pending the determination of proved reserves	9.213	12.021	18.090
Reclassification to proved properties	(13.389)	(4.313)	--
Charge to impairment expense	--	--	(10.098)
Balance at December 31	37.617	41.793	34.085

TOC

The following table presents the total amount of suspended exploratory drilling costs as of December 31, 2010 by geographical area, including the year the costs were originally incurred.  The table excludes amounts capitalized and subsequently reclassified to proved oil and gas properties or charged to expense as impairment.

		Year Costs Incurred
Millions	$ Total	$2010	$2009	$ 2008 and prior
India
KG Basin	6.455	0.878	0.320	5.257
Cambay Basin	20.859	(10.180)	7.014	24.025
Bikaner-Nagaur Basin	6.424	2.301	0.037	4.086
Deccan Syncline Basin	2.285	1.231	0.337	0.717
Israel	1.459	1.459	--	--
Colombia	0.135	0.135	--	--
Total	37.617	(4.176)	7.708	34.085
Suspended exploratory drilling costs capitalized for a period greater than one year after completion of drilling at December 31, 2010 (included in the table above)	28.404

Well costs that have been suspended for longer than one year are associated with ten exploration blocks within four geological basins in India.  The exploration phase for a PSC in India generally covers a period of seven to eight years.  The majority of these costs are suspended pending the completion of an economic evaluation including, but not limited to, results of additional appraisal drilling, well test analysis, additional geological and geophysical data and approval of a Field Development Plan pursuant to the related PSC.  Management believes these projects with suspended exploratory drilling costs exhibit the potential for sufficient quantities of hydrocarbons to justify potential development and is actively pursuing efforts to assess whether reserves can be attributed to these geological basins.  If additional information becomes available that raises doubt as to the economic or operational viability of any of these projects, the associated costs will be evaluated at that time.

Drilling Activity
During the 2010 drilling program, exploratory drilling activity consisted of seven gross completed wells (twenty in 2009; thirty-four in 2008) and development drilling activity consisted of zero gross completed wells (zero in 2009 and 2008).  The following table sets forth information as to wells completed under the terms of our PSCs in India during the periods indicated.

	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2010	0.50	0.45	0.95	0	0	0	0.95
2009	1.14	1.00	2.14	0	0	0	2.14
2008	2.29	1.90	4.19	0	0	0	4.19
2007 and prior	2.17	1.95	4.12	0.84	0	0.84	4.96
Total	6.10	5.30	11.4	0.84	0	0.84	12.24

A gathering system and oil tank storage facilities exist within the Tarapur 1 Discovery Area which encompasses six oil wells.

Productive Wells
Productive wells are defined as producing wells and wells mechanically capable of production.  As of December 31, 2010 the Company had an ownership in productive wells completed under the terms of our PSCs as follows:

	Oil Wells	Gas Wells	Total
Gross	45	12	57
Net	6.25	0.69	6.94

TOC

Acreage
At December 31, 2010 we have an interest in approximately 3,736,165 gross acres (1,635,240 net acres) in both developed and undeveloped acreage covering the production sharing and other contracts we are party to.

Contract Interest in Developed Acreage
At December 31, 2010 we hold an interest in one lease within our Tarapur Block consisting of approximately 2.14 square kilometers (529 gross acres and 74 net acres) that is deemed developed or acreage within an approved Field Development Plan assignable to productive wells.  For purposes of the acreage tables as set out below, one square kilometer is converted to approximately 247.105 acres.

	Gross acres	Net acres
Contract Interest in Developed Acreage
Cambay Basin Blocks
Tarapur	529	74
Total Developed Acreage	529	74

Contract Interests in Undeveloped Acreage

Under the terms of the ten PSCs in India, the three licenses in Israel and the two licenses in Colombia to which we are a party, we have an interest in approximately 3,735,636 gross acres (1,635,166 net acres) of undeveloped acreage as of December 31, 2010 after reflecting relinquishment of acreage as required under the production sharing and other contracts.  Undeveloped acreage encompasses those leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas regardless of whether such acreage contains proved reserves.  Substantial work commitments must be performed pursuant to each of these production sharing or other contracts before we have any leasehold, concession or other interest in such acreage and there can be no assurance that our exploration activities will result in leases being granted.  Failure to fulfill work commitments or the relinquishment of acreage upon the election to proceed to the next phase of exploration could result in the loss of acreage pursuant to the relinquishment provisions of the PSC.  See “Item 1 – Business - Certain Terms of Our PSCs”.  No leases to any of the undeveloped acreage have been granted and there can be no assurance that we will be granted a leasehold or other interest in this acreage in the future.  Under the terms of the production sharing and other contracts, following the completion of a development plan for a discovery the parties are to apply for a lease from the relevant government authority for the area to be developed.
	Gross acres	Net acres
Contract Interests in Undeveloped Acreage
India
KG Offshore	457,145	(1) 22,857
KG Onshore	135,660	(2) 13,566
Mehsana	22,981	(3) 2,298
Sanand/Miroli	9,835	(3) 983
Ankleshwar	42,502	(3) 4,250
Tarapur	213,993	(3) 38,519
DS 03	584,651	(3) 584,651
DS 04	654,582	654,582
RJ Block 20	542,643	135,661
RJ Block 21	328,650	82,162
Total India Acreage	2,992,642	1,539,529

Israel
Myra	98,842	4,942
Sara	98,842	4,942
Samuel	89,205	40,142
Total Israel Acreage	286,889	50,026

Colombia
PUT 6	414,838	41,484
PUT 7	41,267	4,127
Total Colombia Acreage	456,105	45,611

TOTAL UNDEVELOPED ACREAGE	3,735,636	1,635,166

(1)	Excludes acreage that is subject to the Participating Interest Agreement with Roy Group (Mauritius) Inc.
(2)	Based on a 10% participating interest
(3)	Remaining acreage after relinquishment

TOC

Hedging Activities
At December 31, 2010 we had not entered into any market risk sensitive instruments (as such term is defined in Item 305 of Regulation S-K), relating to our operations.

Marketing
Under the terms of our PSCs, until India’s total production of crude oil and condensate meets the Indian national demand, we are required to sell in the Indian domestic market our entitlement to crude oil and condensate.  When and for so long as India attains self-sufficiency in the production of crude oil and condensate, our domestic sale obligation is suspended and we will have the right to export our entitlement.

The PSCs provide that the Indian domestic market will have the first call on natural gas produced from the areas that are the subject of the contracts.

The PSCs provide that the parties are to agree monthly on a price for crude oil which is intended to be on an import parity basis.  Prices of natural gas are intended to be based on Indian domestic market prices.

Our ability to market any production of crude oil and natural gas will be dependent upon the existence and availability of pipelines or other gathering systems, storage facilities and an ability to transport the hydrocarbons to market.  Except for the Tarapur 1 Development Area where there exists a gathering system and oil tank storage facilities, there are yet to be constructed any facilities as mentioned above on our remaining blocks.

We are not a party to any agreements providing for the delivery of fixed quantities of hydrocarbons.

Competition
We experience competition from others seeking to participate in joint ventures and other arrangements to participate in exploratory drilling ventures.  In addition, the joint ventures in which we participate experience competition from other ventures and persons in seeking from governmental bodies and, possibly others, agreements to grant and enter into production sharing and other contracts.  Management of our company believes that competition in entering into such agreements with governmental bodies is based on the extent and magnitude of exploratory activities that the applicants propose to undertake on the exploration blocks and licenses under consideration as well as the applicants’ available capital and technical ability.

Employees
The services of our President and Chief Executive Officer, Paul B. Miller and our Chief Financial Officer, Sunil S. Karkera and our Vice President of Finance, Allan J. Kent are provided pursuant to Employment Agreements.  As such, the services of Messrs. Miller, Karkera and Kent are provided to us in their capacity as employees of GeoGlobal and each devote substantially all of their time to our affairs.

In addition to Messrs. Miller, Karkera and Kent, as at December 31, 2010 we employ four full time persons and five consultants in Calgary, Alberta, Canada and seven full time persons and two consultants in Gandhinagar, Gujarat, India.

Incorporation and Organization
On August 29, 2003, we acquired all of the issued and outstanding shares of GeoGlobal India, a corporation then wholly-owned by Mr. Jean Paul Roy.  The completion of the acquisition resulted in the issuance and delivery by us of 34,000,000 common shares and delivery of a $2.0 million promissory note to Mr. Roy.  Of such shares, we issued and delivered 14.5 million shares at the closing of the acquisition and 14.5 million shares were released from escrow on August 27, 2004 upon the commencement of a drilling program.  The remaining 5.0 million shares were released from escrow on December 11, 2009 upon confirmation from the GeoGlobal Resources Inc. Board of Directors that the conditions for their release under the terms of the Escrow Agreement had been met.  As a result of this transaction, Mr. Roy held as of the closing of the transaction approximately 69.3% of our issued and outstanding shares.  Mr. Roy was also elected our President and a Director on August 29, 2003.  This transaction is considered an acquisition of GeoGlobal Resources Inc. (the accounting subsidiary and legal parent) by GeoGlobal India (the accounting parent and legal subsidiary) and has been accounted for as a purchase of the net assets of GeoGlobal Resources Inc. by GeoGlobal India.  Accordingly, this transaction represents a recapitalization of GeoGlobal India, the legal subsidiary, effective August 29, 2003.

Through late 2001, we were engaged in the creation, operation and maintenance of a World Wide Web-based community, known as Suite101.com, Inc.  At the end of 2001, management at that time determined to redirect activities and by mid 2002, the company was no longer engaged in the former Web-based activities.

We are a corporation organized under the laws of the State of Delaware in December 1993.  From December 1998 to January 2004, our corporate name was Suite101.com, Inc.  At a meeting held January 8, 2004 our stockholders approved an amendment to our Certificate of Incorporation to change our corporate name to GeoGlobal Resources Inc.

TOC

Item 1A.                 Risk Factors

An investment in shares of our common stock involves a high degree of risk.  You should consider the following factors in addition to the other information contained in this Annual Report in evaluating our business and current and proposed activities before you purchase any shares of our common stock.  You should also see “Item 1A – Risk Factors - Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” regarding risks and uncertainties relating to us and to forward-looking statements in this Annual Report.

There can be no assurance that the exploratory drilling to be conducted on the exploration blocks and licenses in which we hold an interest will result in any discovery of reserves of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons that are discovered.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $18.789 million, and used $4.067 million of cash flow in our operating activities and $12.463 million in our investing activities for the year ended December 31, 2010.  As at December 31, 2010 we had an accumulated deficit of $47.559 million.  These matters raise doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration and development programs.  The existing cash balance and any cash flow from operating activities may not be sufficient to satisfy current obligations and meet our exploration and development commitments.  Development activities within our blocks and licenses that are unable to achieve production in the short term may need to be deferred or curtailed.  We are considering various alternatives to remedy any future shortfall in capital.  We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available.  Because of the early stage of our operations and our absence of any material oil and natural gas reserves and revenues, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration expenditures which could lead to our inability to meet all of our commitments.

Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies (as more fully described in our consolidated financial statements) in the normal course of operations, adjustments would be required to our consolidated financial statements to the amounts and classifications of assets and liabilities, and these adjustments could be significant.  Our consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

GSPC Is Seeking a Substantial Payment From Us On Account Of GSPC’s Exploration Costs On the KG Offshore Block
GSPC has advised us that it is seeking from us payment of our pro rata portion of the amount by which the sums expended by GSPC under all phases for the minimum work program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement and that we are required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

For a full description of this matter, see “Item 1 - Business – Our Production Sharing Contracts in India – Our Krishna Godavari Basin Agreements - KG Offshore Block PSC – Carried Interest Agreement Dispute”.

We estimate that the amount of GSPC’s claim as of December 31, 2010 to be approximately $189 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.

TOC

We dispute these positions of GSPC and the conclusions reached by GSPC and we intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  However, there can be no assurance that we will not by operation of law or through the dispute resolution process be required to pay GSPC the full amount it alleges to be owed, nor that adequate capital will be available to us to pay any such amounts, with consequent impact on our ability to continue as a going concern.

Our Activities Have Only Recently Commenced And We Have a Very Limited Operating History. Our Reserves Of Oil And Gas Are Not Material. We Anticipate Future Losses and There Is No Assurance Of Our Success.
We are in the early stage of developing our operations.  We have a very limited operating history and we have realized very limited revenues from our activities.  We do not have material reserves of oil and gas as at December 31, 2010.

Our activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  We also have exploration activities in Israel and Colombia however those activities are in the very early stages of development.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore in accordance with the terms of the production sharing and other contracts we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons discovered.  As of March 30, 2011 there are no or limited facilities for the delivery and storage of hydrocarbons in the areas covered by our PSCs and licenses.

As a company engaged in exploratory oil and gas activities we are exposed to a number of special risks including, among others;
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

We Expect to Have Substantial Requirements Under the Terms of Our Production Sharing And Other Contracts For Additional Capital That May Be Unavailable To Us Which Could Limit Our Ability To Participate In Our Existing Ventures.  Our Available Capital is Limited

In order to participate under the terms of our production sharing or other contracts in future exploration, appraisal or development programs, we will be required to contribute or have available to us material amounts of capital.  Under the terms of our Carried Interest Agreement relating to the KG Offshore Block, after the start date of initial commercial production on the KG Offshore Block, and under the terms of the nine other PSCs we are parties to in India, we are required to bear our proportionate share of costs during the exploration and development phases of those agreements.  Under the terms of the three licenses we are a party to in Israel we are required to bear our proportionate share of costs during the exploration and development phases of those agreements.  There can be no assurance that our currently available capital will be sufficient for these purposes or that any additional capital that is required will be available to us in the amounts and at the times required.  Such capital also may be required to secure bank guarantees in connection with the grant of exploration rights, to conduct or participate in exploration activities or be engaged in drilling, completion and development activities.  We intend to seek additional capital to meet our requirements from equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration and development expenditures.  Our ability to access additional capital will depend in part on the success of the ventures in which we are a participant in locating reserves of oil and gas and developing producing wells on the exploration blocks and licenses, the results of our management in locating, negotiating and entering into joint venture or other arrangements on terms considered acceptable, as well as the status of the capital markets at the time such capital is sought.

Should we be unable to access the capital markets or should sufficient capital not be available, our activities could be delayed or reduced and, accordingly, any future exploration opportunities, revenues and operating activities may be adversely affected and could also result in our breach of the terms of a production sharing or other contract which could result in the loss of our rights or a portion thereof under the contract.

TOC

As of December 31, 2010 we had cash and cash equivalents of approximately $7.751 million.  We believe that our available cash resources together with amounts we intend to seek from equity markets, debt markets or other financing arrangements will be sufficient to meet all our expenses and cash requirements during the year ending December 31, 2011 for our present level of operations on the exploration blocks and licenses in which we are currently a participant in.  Although exploration activity budgets are subject to ongoing review and revision, our present estimate of commitments of capital pursuant to the terms of our production sharing contracts relating to our ten exploration blocks in India and our three licenses in Israel totals approximately $13.152 million during the year ending December 31, 2011.  Upon receipt of approval from the Government of India for the increase to a 20% participating interest on the KG Onshore Block, these expenditures will increase by $1.804 million.  Any further production sharing or other contracts we may seek to enter into or any expanded scope of operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.

Possible Inability Of Contracting Parties To Fulfill The Minimum Work Programs For Certain Of Our PSCs
Our PSCs relating to our exploration blocks in India provide that by the end of each exploration phase the contracting parties shall have drilled a certain number of wells or performed certain exploration activities.  The PSCs have provisions for termination of the PSCs on account of various reasons specified therein including material breach of the contract.  This failure to timely complete the minimum work program may be deemed to constitute such a breach.  Termination rights can be exercised after giving ninety days written notice.  The termination of a PSC by the Government of India would result in the loss of our interest in the PSC other than contract areas of the PSC determined to encompass Commercial Discoveries.

In the event the minimum work program is not fulfilled by the end of the relevant exploration phase, the PSC provides that each party to the PSC is to pay to the Government of India its participating interest share of an amount which is equal to the amount that would be required to complete the minimum work program for that phase.

Risks Associated With Our Holding A Carried Interest
Under the terms of our KG Offshore Carried Interest Agreement, we are carried by GSPC for all our share of any costs and expenses during the exploration phase on the KG Offshore Block prior to the start date of initial commercial production.  Under the terms of our Carried Interest Agreement, after deducting all royalties payable, GSPC is entitled to recover all such costs and expenses out of production from wells drilled by GSPC on the block before we are entitled to receive any share of the production.  Accordingly, we will not be entitled to receive any production of hydrocarbons or revenues from wells drilled on the block until such time as GSPC has recovered the costs and expenses GSPC paid during the exploration phase on our behalf.

As operator of the KG Offshore Block, GSPC is required to conduct exploration and drilling operations on the block in accordance with generally accepted oil and gas industry standards, subject to the terms of a Joint Operating Agreement, and is entitled to make all decisions and take all actions necessary in fulfilling the minimum work program commitments and future development commitments made relating to the KG Offshore Block.  Through December 31, 2010, GSPC had expended approximately $189 million on our behalf under the terms of the Carried Interest Agreement of which 50% is for the account of Roy Group (Mauritius) Inc. and it is expected that those expenses will increase materially thereafter.  There can be no assurance as to when, if ever, GSPC will recover our share of exploration costs and expenses.  Until such time, we will realize no revenues from our interest in the KG Offshore Block.  Accordingly, our ability to receive revenues from hydrocarbon production from the KG Offshore Block, notwithstanding our carried interest, is dependent upon future production and price realized being sufficient to enable GSPC to recover the costs and expenses it incurs on our behalf.

India’s Regulatory Regime May Increase Our Risks And Expenses In Doing Business
All phases of the oil and gas exploration, development and production activities in which we are participating are regulated in varying degrees by the Indian government, either directly or through one or more governmental entities.  The areas of government regulation include matters relating to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental protection and rig safety.  In addition, the award of a PSC is subject to Government of India consent and matters relating to the implementation and conduct of operations under the PSC are subject, under certain circumstances, to Government of India consent.  As a consequence, all future drilling and production programs and operations we undertake or undertaken by the ventures in which we participate in India must be approved by the Indian government.  Shifts in political conditions in India could adversely affect our business in India and the ability to obtain requisite government approvals in a timely fashion or at all.  We and our joint venture participants must maintain satisfactory working relationships with the Indian government.  This regulatory environment and possible delays inherent in that environment may increase the risks associated with our exploration and production activities and increase our costs of doing business.

TOC

We Are Dependent On The Operators Of Our Ventures And Their Failure Or Inability To Operate An Exploration Block
We have contractual rights under terms of ten PSCs with the Government of India.  We are not the operator of eight of these ten exploration blocks.  On the DS 03 Block and the DS 04 Block we hold a 100% interest and are the operator.  The realization of success in the non-operated exploration blocks is substantially dependent upon the success of the operators in exploring for and developing reserves of oil and gas and their ability to market those reserves at prices that will yield a return to us.

The minimum work programs required to be conducted by the contracting parties under certain of the PSCs to which we are a party have not been completed by the operators within the time frames required by the PSCs.  This circumstance could lead to the assessment of damages against the contracting parties and the loss of our investments under the PSCs.  We are dependent upon the operators to timely complete these minimum work programs.

In addition, we are presently involved in a dispute with the operator of the KG Offshore Block.  For a full description of this matter, see “Item 1 - Business – Our Production Sharing Contracts in India – Our Krishna Godavari Basin Agreements - KG Offshore Block PSC – Carried Interest Dispute”.

Certain Terms Of The PSCs May Create Additional Expenses And Risks That Could Adversely Affect Our Revenues And Profitability
The PSCs contain certain terms that may affect the revenues of the joint venture participants to the agreements and create additional risks for us.  These terms include, among others, the following:

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

These provisions of the PSCs, among others, may increase our costs of participating in the ventures and thereby affect our profitability.  Failure to fully comply with the terms of the PSCs creates additional risks for us.

Our International Operations May Be Adversely Affected By War, Terrorist Acts, Or Civil Disturbances That May Occur In Regions That Encompass Our Operations
We conduct exploration and development activities in Israel.  These areas have historically been less politically stable than other areas in which we conduct business.

In recent weeks civil unrest has resulted in changes to the Tunisian and Egyptian governments.  There have been numerous demonstrations and some of the demonstrations have been marked by violence.

Civil unrest could continue to spread throughout the region.  Such unrest, if it continues to grow in intensity, could lead to civil war; regime change resulting in governments that are hostile to the US and/or Israel, or other regional conflict.

TOC

At this time we are uncertain of the outcome of these events. However, prolonged and/or widespread regional conflict in the Middle East could have the following results, among others:

•	volatility in global crude oil prices which could negatively impact the global economy, resulting in slower economic growth rates, which could reduce demand for our products;
•	negative impact on the world crude oil supply if transportation avenues are disrupted, leading to further commodity price volatility;
•	capital market reassessment of risk and subsequent redeployment of capital to more stable areas making it more difficult for partners to obtain financing for potential development projects;
•	security concerns in Israel, making it more difficult for our personnel or supplies to enter or exit the country;
•	reduced market demand in Israel for natural gas due to efforts to conserve domestic resources;
•	security concerns leading to evacuation of our personnel;
•	damage to or destruction of our wells, production facilities, receiving terminals or other operating assets;
•	inability of our service and equipment providers to deliver items necessary for us to conduct our operations in Israel, resulting in delayed start-up of our Samuel or Sara and Myra projects; and
•	lack of availability of drilling rig, oilfield equipment or services if third party providers decide to exit the region.

Loss of property and/or interruption of our business plans resulting from hostile acts could have a significant negative impact on our earnings and cash flow. In addition, we may not have enough insurance to cover any loss of property or other claims resulting from these risks.

Our Control By Certain Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of March 30, 2011, our Directors and executive officers and their respective affiliates in the aggregate, beneficially hold 32,696,000 shares or approximately 39.5% of our outstanding Common Stock.  As a result, these persons possess significant influence over us, which may give them the ability, among other things, to elect a majority of our Board of Directors and approve significant corporate transactions.  These persons may retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions.  These persons may have interests regarding future activities and transactions in which we engage which may diverge from the interests of our other stockholders.  Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our common stock.  Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

Oil And Gas Prices Fluctuate Widely And Low Oil And Gas Prices Could Adversely Affect Our Financial Results
There is no assurance that there will be any market for oil or gas produced from the exploration blocks in which we hold an interest and the ability to deliver production from any wells may be constrained by the absence of or limitations on collector systems and pipelines.  Future price fluctuations could have a major impact on future revenue from any oil and gas produced on these exploration blocks and could materially affect the return from and the financial viability of any reserves claimed.  Historically, oil and gas prices have been volatile, and they are likely to continue to be volatile in the future.  A significant decrease in oil and gas prices could have a material adverse effect on our cash flow and profitability and would adversely affect our financial condition and results of operations.  Prices for oil and gas fluctuate in response to relatively minor changes in the supply and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, including:

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

TOC

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

Estimating Reserves And Future Net Revenues Involves Uncertainties And Oil And Gas Price Declines May Lead To Impairment Of Oil And Gas Assets
We do not claim any material proved or probable reserves of oil or natural gas as at December 31, 2010.  Any reserve information that we may provide in the future will represent estimates based on reports prepared by independent petroleum engineers, as well as internally generated reports.  Petroleum engineering is not an exact science.  Information relating to proved oil and gas reserves is based upon engineering estimates derived after analysis of information we furnish or furnished by the operator of the property.  Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, capital expenditures and work-over and remedial costs, all of which may in fact vary considerably from actual results.  Oil and gas prices, which fluctuate over time, may also affect proved reserve estimates.  For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially.  Actual production, revenues and expenditures with respect to reserves we may claim will likely vary from estimates, and such variances may be material.  Inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves.  In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.

TOC

Quantities of proved reserves are estimated based on economic conditions in existence in the period of assessment.  Lower oil and gas prices may shorten economic lives of certain fields because it becomes uneconomic to produce all recoverable reserves on such fields, thus reducing proved property reserve estimates.  If such revisions in the estimated quantities of proved reserves occur, it will have the effect of increasing the rates of depreciation, depletion and amortization on the affected properties, which would decrease earnings or result in losses through higher depreciation, depletion and amortization expense.  The revisions may also be sufficient to trigger impairment losses on certain properties that would result in a further non-cash charge to earnings.

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

Cautionary Statement For Purposes Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1995
With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to:
•	statements in this Report regarding our plans and objectives relating to our future operations,
•	plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India, Israel and Colombia where we have interests,
•
plans regarding drilling activities intended to be conducted through the ventures in which we are a participant, the success of those drilling activities and our ability and the ability of the ventures to complete any wells on the exploration blocks, to develop reserves of hydrocarbons in commercially marketable quantities, to establish facilities for the collection, distribution and marketing of hydrocarbons, to produce oil and natural gas in commercial quantities and to realize revenues from the sales of those hydrocarbons,

•
our ability to maintain compliance with the terms and conditions of licenses and our production sharing and other contracts, including the related work commitments, to obtain consents, waivers and extensions under the terms of these licenses and production sharing and other contracts as and when required, and our ability to fund those work commitments,

•
our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional licenses and production sharing or other contracts in India, Israel, Colombia and elsewhere,

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

These statements appear, among other places, in Part I under the caption “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II under the caption “Item 1A - Risk Factors”.  If our plans fail to materialize, your investment will be in jeopardy.
•	We cannot assure you that our assumptions or our business plans and objectives will prove to be accurate or be able to be attained.
•
We cannot assure you that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in a discovery of reserves of hydrocarbons or that any hydrocarbons discovered will be in commercially recoverable quantities.  In addition, the realization of any revenues from commercially recoverable hydrocarbons is dependent upon the ability to deliver, store and market any hydrocarbons discovered.

•	Our ability to realize material revenues cannot be assured. Our ability to successfully drill, test and complete significant numbers of producing wells cannot be assured.

TOC

•
We cannot assure you that we will have available the capital required to meet our plans and objectives at the times and in the amounts required or we will have available to us the amounts we are required to fund under the terms of the licenses or production sharing and other contracts we are a party to.  We cannot assure you that we will be successful in raising the additional capital we currently require.

•
We cannot assure you that we will be successful in joining any further ventures seeking to be granted licenses or production sharing or other contracts in India, Israel, Colombia or elsewhere or that we will be successful in acquiring interests in existing ventures.

•
We cannot assure you that we will obtain all required consents, waivers and extensions from a governmental or regulatory body in India, Israel or Colombia as and when required to maintain compliance with the licenses or production sharing or other contracts we have entered into, that we may not be adversely affected by any delays we may experience in receiving those consents, waivers and extensions, and that we may not incur liabilities under the production sharing or other contracts for our failure to maintain compliance with the requirements of and timely complete the related work programs.

•
We cannot assure you that GSPC, will not be successful in its efforts to obtain payment from us on account of exploration costs it has expended on the KG Offshore Block for which it asserts we are liable or otherwise seek to hold us in breach of the PSC or commence arbitration proceedings against us and be successful in its assertion that it can terminate our contract with them or the Government of India.

•
We cannot assure you of our ability to meet our goals and objectives.  The consequences to us from adverse developments in general economic or capital market conditions, events having international consequences, or military or terrorist activities could have a material adverse effect on us.

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

Item 1B.                Unresolved Staff Comments

As of December 31, 2010 we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

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

Our interests in oil and gas properties are described under “Item 1 - Business”.

Item 3.                Legal Proceedings

There are no legal proceedings pending against us.

Item 4.                 Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2010 to a vote of our securityholders through the solicitation of proxies or otherwise.

TOC

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is traded on the NYSE Amex (formerly the American Stock Exchange) under the symbol GGR.  The following table sets forth the quarterly high and low sales price for the period January 1, 2009 through March 30, 2011.

Year	Calendar Quarter	High ($)	Low ($)
2009	First Quarter	1.67	0.50
	Second Quarter	1.60	0.70
	Third Quarter	1.39	0.75
	Fourth Quarter	3.04	0.90
2010	First Quarter	2.80	1.50
	Second Quarter	1.95	0.95
	Third Quarter	1.11	0.61
	Fourth Quarter	1.09	0.66
2011	First Quarter (up to March 30, 2011)	1.00	0.63

On March 30, 2011 the closing sales price for our Common Stock as reported on the NYSE Amex was $0.67.

Holders
As of March 30, 2011 we had approximately 80 shareholders of record.  This does not include the number of shareholders of our Common Stock held beneficially in street name.

Dividends
We did not pay any dividends on our Common Stock during the years ended December 31, 2010 and 2009 and we do not intend to pay any dividends on our Common Stock for the foreseeable future.  Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant.

Performance Graph
The following graph compares the performance of our Common Stock over the preceding five-year period.  The following graph is presented as required by SEC rules.  The comparison (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2005 in each of the shares of GeoGlobal Resources Inc., Cubic Energy, Inc., Abraxas Petroleum Corporation and the S&P 500 Index.  It includes the reinvestment of any dividends, although we have never paid any cash dividends.

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

TOC

Comparison of Cumulative Total Return
The following table sets forth the dollar amounts used in the above comparison:

		2005	2006	2007	2008	2009	2010
GeoGlobal Resources Inc.	GGR	100.00	61.47	38.76	12.53	16.21	6.19
S&P 500 Index	$INX	100.00	113.61	117.62	72.35	89.32	100.77
Cubic Energy, Inc.	QBC	100.00	106.67	202.67	180.00	198.67	133.33
Abraxas Petroleum Corp.	AXAS	100.00	58.52	73.11	13.64	36.36	86.55

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the quarter ended December 31, 2010.  All sales of unregistered securities prior to October 1, 2010 during the fiscal year ended December 31, 2010, if any, were previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No purchases of shares of our Common Stock were made by us or on our behalf or by any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2010.

Item 6.                 Selected Financial Data

Set forth below is certain financial information for each of the five years ended December 31, 2010, 2009, 2008, 2007 and 2006 taken from our audited financial statements for those years.

	December 31,
	2010	2009	2008	2007	2006
Oil and gas sales	790,342	661,922	--	--	--
Interest Income	52,607	299,550	1,148,479	2,165,920	1,751,550
Asset Impairment	13,789,000	--	10,098,015	--	--
Net loss and comprehensive loss	18,788,624	4,424,247	13,313,915	1,543,110	1,548,803
Net loss per share – basic and diluted	0.25	0.09	0.20	0.04	0.03
Current assets	12,500,689	16,532,345	25,904,515	48,406,887	32,597,031
Property and equipment	41,375,680	46,813,004	35,160,814	27,256,945	12,121,334
Total assets	58,894,369	70,270,349	71,865,329	80,219,312	48,492,561
Current liabilities	8,544,120	10,053,780	9,211,020	6,329,980	1,955,195
Total liabilities	9,285,264	10,828,780	9,844,618	6,648,902	1,955,195
Stockholders’ equity	49,609,105	59,441,569	62,020,711	73,570,410	46,537,366
Cash dividends	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

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

Our Business Activities
We are engaged, through our subsidiaries, in the exploration for and development of oil and natural gas reserves.  At December 31, 2010 we have not yet achieved our planned principal operations and are considered to be a development stage enterprise.  We initiated these activities in 2003.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the production sharing or other contracts we are a party to with respect to oil and natural gas exploration and development activities in India, Israel and Colombia and upon future profitable operations.  At present, our activities are being undertaken in four geological basins located offshore and onshore in India, one geological basin located offshore Israel and one geological basin located onshore in Colombia where reserves of oil or natural gas are believed by our management to exist.

The exploration rights pursuant to PSCs we have entered into with the Government of India are located in the following areas:

•	The Krishna Godavari Basin offshore and onshore in the State of Andhra Pradesh in south eastern India;
•	The Cambay Basin onshore in the State of Gujarat in western India;
•	The Deccan Syneclise Basin onshore in the State of Maharashtra in west central India; and
•	The Bikaner-Nagaur Basin onshore in the State of Rajasthan in north western India.

TOC

The exploration rights pursuant to licenses we have been granted in Israel are located in the Levantine Basin located off the coast of Israel with the licenses varying in distances between 6 and 25 miles offshore.

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

Results of Operations for the Years ended December 31, 2010 and 2009
For the year ended December 31, 2010 we incurred a net loss of $18.789 million as compared to a net loss of $4.424 million for the year ended December 31, 2009.  The increase in the net loss is mostly a result of realizing an asset impairment in 2010 of $13.789 million compared with no asset impairment in the year 2009.

Oil and gas operations
	Year ended December 31, 2010	Year ended December 31, 2009
Oil Production (barrels)	9,161	10,856
Oil Sales (barrels)	8,496	9,828
Oil Sales	$632,734	$661,922
Average Oil Price per Barrel	$74.48	$67.35
Gas Sales (Mcf)	19,603	--
Gas Sales	$157,608	$--
Average Gas Price per Mcf	$8.04	$--
Operating Costs	$173,297	$98,878
Operating Costs per Barrel	$18.92	$9.11
Depletion	$767,000	$293,700
Depletion per Barrel	$83.72	$27.05

Oil sales
All of our oil sales are derived from production in India.  With the approval of the Tarapur 1 field development plan by the Management Committee, three wells began production in mid-May 2009, two in September 2009 and one in January 2010. There are ten additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Oil sales for the year ended December 31, 2010 were $0.633 million or $74.48 per barrel compared to oil sales for the year ended December 31, 2009 of $0.662 million or $67.35 per barrel.  Oil sales are currently based on a discount to the spot price based on the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged.

Gas sales
In addition to the crude oil production from the six wells in Tarapur, associated natural gas was contained and sold commencing January 2010. Prior thereto, the associated natural gas was flared off.  As a result, total gas sales for the year ended December 31, 2010 was $0.158 million or $8.04 per Mcf as compared to $nil for the year ended December 31, 2009. There is one gas well awaiting approval for the development plan.

Interest income
Interest income decreased to $0.053 million for the year ended December 31, 2010 as compared to $0.300 million for the same period in 2009.  This decrease is directly related to the decrease in the amount of our invested cash balances.

Operating costs
Operating costs for the year ended December 31, 2010 were $0.173 million or $18.92 per barrel, compared to $0.099 million or $9.11 per barrel for the year ended December 31, 2009.  The operating costs include handling and processing charges, transportation costs, utilities, maintenance and tank rental charges and contain a fixed and variable portion.

TOC

General and administrative
Our general and administrative expenses increased to $3.193 million from $2.987 million.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE Amex listing and filing fees, investor relation services and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  The majority of the increase in the general and administrative expenses is a result of an increase in directors’ fees of $0.232 million combined with an increase in salaries and benefits of $0.270 million and travel and hotel of $0.153 million.  These increases are consistent with the restructuring of our management team including the addition of a new executive officer combined with our stepping into new ventures in Israel and Colombia.  These increases were offset by a decrease in stock-based compensation costs from $0.779 million to $0.700 million for the same period in 2009.  Further offsets to the increase were a result of a charge of $0.264 million in 2009 for the warrant modification that was not incurred in the year ending December 31, 2010 as well as a recovery of $0.114 million as a result of an over accrual of estimated interest, penalties and related costs of $0.214 million in regularizing our respective tax and regulatory filings in India.

Consulting fees
Our consulting fees decreased to $0.652 million during the year ended December 31, 2010 from $0.823 million in the prior year.  Consulting fees include fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  This change is mostly attributable to the decrease for stock-based compensation with non-employee consultants for the year ended December 31, 2010 being $0.017 million versus $0.140 million for the year ended December 31, 2009.  A portion of this decrease is also a result of consulting fees paid under our Technical Services Agreement which expired in August 2010 with a corporation wholly owned by Mr. Roy, whereby we expensed $0.209 million during the year ended December 31, 2010 versus $0.263 million during the year ended December 31, 2009.  The balance of the decrease is a result of the cancellation in August 2010 of the agreement to pay consulting fees to D.I. Investments Ltd., whereby we expensed $0.134 million during the year ended December 31, 2010 versus $0.213 million for the same period in 2009.

Professional fees
Professional fees decreased to $0.828 million during the year ended December 31, 2010 from $1.085 million during the year ended December 31, 2009.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  This decrease is mostly a result of professional fees which were paid to various tax advisors to complete a review of our corporate structure with a goal to ensure tax compliance, strategy and efficiency across all jurisdictions in which we operate during incurred in the year ended December 31, 2009 not incurred in 2010.

Depletion and depreciation
Depletion and depreciation increased to $0.824 million ($83.72 per barrel) during the year ended December 31, 2010 from $0.353 million ($27.05 per barrel) during the year ended December 31, 2009.  This increase is mostly attributable to the substantial increase in the amortization base for the depletion calculation as a result of the transfer of the abandoned well costs from unproven to proven properties combined with the decrease in the proved reserves based on an updated reserve report dated January 1, 2011 by Chapman Petroleum Engineering Ltd.

Impairment of oil and gas properties
During the year 2010, we incurred asset impairment expenses of 13.789 million versus $nil during the year ended December 31, 2009.  In 2010, any impairment to exploration properties is transferred to our full cost pool which is subject to ceiling test limitations.  No impairment was recognized under our ceiling test in 2009.  Our asset impairment in 2010 consisted of $13.789 million as a result of assessing our Indian properties on an individual basis considering various factors, including land relinquishment and the absence of hydrocarbons in certain exploratory wells.  The exploration work programs have been completed on the four Cambay blocks which accounted for the majority of the impairment with the relinquishment of all lands where there is not a discovery, as well as the abandonment of twenty two wells in the fourth quarter of 2010. Further there was one well abandoned in one of the Rajasthan blocks.  Since the result of this assessment indicated impairment, the related costs incurred were charged to the statement of operations.

Capitalized overhead on oil and gas properties
We capitalize overhead costs directly related to our exploration activities in India.  During the year ended December 31, 2010, these capitalized overhead costs amounted to $0.599 million as compared to $1.098 million during the year ended December 31, 2009.  The decrease is mostly attributable to a decrease in the capitalized portion of stock-based compensation for our non-employee consultants directly related in our oil and gas exploration activities for the year ended December 31, 2010 of $0.252 million versus $0.662 million for the year ended December 31, 2009.  The treatment of capitalized overhead costs remained consistent with the prior year and includes costs relating to personnel, consultants, their travel, necessary resources and stock-based compensation directly associated with the advancement of our oil and gas interests.

TOC

Results of Operations for the Years ended December 31, 2009 and 2008
For the year ended December 31, 2009, we incurred a net loss of $4.424 million as compared to a net loss of $13.314 million for the year ended December 31, 2008.  The decrease in net loss was mostly attributable to realizing an asset impairment in 2008 of $10.098 million compared with no asset impairment in the year 2009.  This decrease was offset by an increase in our general and administrative expenses and consulting fees combined with a decline in our interest income.

Oil sales
All of our oil sales are derived from production of crude oil in India.  With the approval of the Tarapur 1 field development plan by the Management Committee, three wells began production in mid-May 2009 and two in September 2009.  There are twelve additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Oil sales for the year ended December 31, 2009 were $0.662 million or $67.35 per barrel.  Oil sales are currently based on the spot price based on the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged.  In addition to the crude oil production, a minimal amount of associated natural gas was produced and flared off.  Commencing with the first quarter in 2010, the associated natural gas has been contained and sold.  We did not generate any oil sales during the year ended December 31, 2008.

Interest income
Interest income decreased to $0.300 million for the year ended December 31, 2009 as compared to $1.148 million for the same period in 2008.  This decrease was directly related to the decrease in US prime interest rate in 2009 as compared to 2008 as well a decrease in the amount of our invested cash balances.

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

General and administrative
Our general and administrative expenses increased to $2.987 million from $2.343 million.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE Amex listing and filing fees, investor relation services and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which were being expensed over their respective vesting periods of the related option grants.  These stock-based compensation costs increased to $0.779 million from $0.675 million for the same period in 2008.  The remaining majority of the increase in the general and administrative expenses was a result of an increase in directors’ fees of $0.145 million and interest, penalties and related costs of $0.214 million in regularizing our respective tax and regulatory filings in our various countries of operations

Consulting fees
Our consulting fees increased to $0.823 million during the year ended December 31, 2009 from $0.742 million in the prior year.  This change was mostly attributable to the increase for stock-based compensation with non-employee consultants for the year ended December 31, 2009 being $0.140 million versus a reversal of $0.048 million for the year ended December 31, 2008.  A portion of this increase was also a result of the accounting for the consulting fees paid under our Technical Services Agreement with a corporation wholly owned by Mr. Roy, whereby we expensed $0.263 million during the year ended December 31, 2009 versus $0.175 million during the year ended December 31, 2008.  The balance of the increase was a result of other fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.

Professional fees
Professional fees decreased slightly to $1.085 million during the year ended December 31, 2009 from $1.089 million during the year ended December 31, 2008.  Professional fees included those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.

Depletion and depreciation
Depletion and depreciation increased to $0.353 million during the year ended December 31, 2009 from $0.052 million during the year ended December 31, 2008.  As a result of our first production in the Tarapur 1 field we had depletion of $0.294 million or $27.05 per barrel for the year ended December 31, 2009 and depreciation of $0.059 million.  No depletion expense and depreciation of $0.052 million was recognized during the year ended December 31, 2008.

TOC

Impairment of oil and gas properties
During 2009, we incurred no asset impairment expense versus $10.098 million during the year ended December 31, 2008.  In 2009, any impairment to exploration properties was transferred to our full cost pool which is subject to ceiling test limitations.  No impairment was recognized under our ceiling test in 2009.  Our asset impairment in 2008 consisted of $3.765 million as a result of our decision not to exercise our option on two exploration blocks in the Arab Republic of Egypt and cease our exploration activities in Oman and Yemen.  The balance from 2008 of $6.333 million was a result of assessing our Indian properties on an individual basis considering various factors, including land relinquishment and the absence of hydrocarbons in certain exploratory wells.  Since the result of this assessment indicated impairment, the related costs incurred were charged to the statement of operations.

Capitalized overhead on oil and gas properties
We capitalize overhead costs directly related to our exploration activities in India.  During the year ended December 31, 2009 these capitalized overhead costs amounted to $1.098 million as compared to $1.081 million during the year ended December 31, 2008.  The difference was mostly attributable to an increase in the capitalized portion of the stock-based compensation for our non-employee consultants directly related in our oil and gas exploration activities for the year ended December 31, 2009 of $0.662 million versus $0.478 million for the year ended December 31, 2008.  The treatment of capitalized overhead costs remained consistent with the prior year and includes costs relating to personnel, consultants, their travel, necessary resources and stock-based compensation directly associated with the advancement of our oil and gas interests.

Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee in April 2009 and the completion of an independent reserve study dated January 1, 2011 by Chapman Petroleum Engineering Ltd. out of Calgary, Alberta, Canada, we claim reserves in the Tarapur 1 field as at December 31, 2010 as follows:

Summary of Oil and Gas Reserves as of December 31, 2010
Reserves Category	Oil (MBbls)	Natural Gas (MMcf)
PROVED
Developed	55	155
Undeveloped	--	--
TOTAL PROVED	55	155

Probable
Developed	53	143
Undeveloped	356	452
Possible
Developed	--	--
Undeveloped	--	--

Proved Reserves
Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether determinable or probabilistic methods are used for the estimates.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired.  Our consolidated financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have incurred a history of operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

TOC

At December 31, 2010 our cash and cash equivalents were $7.751 million (December 31, 2009 - $16.295 million). The majority of this balance is being held in US funds, of which $7.592 million is held in term deposits earning interest based on the US prime rate which will contribute to covering a portion of our administrative costs and overhead throughout 2011. We have working capital of approximately $3.957 million available for the Company’s future operations.  In addition, we have $5.018 million in restricted deposits pledged as security against the minimum work programs for our exploration blocks which will be released upon completion of those minimum work programs.

We expect to incur expenditures to further our exploration programs.  Our existing cash balance and any cash flow from operating activities is not sufficient to satisfy our current obligations and meet our exploration commitments of $27.753 million over the next three years.

We are considering various alternatives with respect to raising additional capital to remedy any future shortfall in capital but to date have made no specific plans or arrangements. We deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available for continued exploration expenditures. Because of the early stage of our operations and our lack of any material oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures.  We believe that we will be able to raise additional capital which combined with our available cash resources will be sufficient to maintain our current level of activities through the next fiscal year.

Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies in the normal course of operations, our consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.  Our consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

Years ended December 31, 2010 and 2009
During the year ended December 31, 2010 our overall position in cash and cash equivalents decreased by $8.544 million, as compared to a net decrease in the comparable period of 2009 of $9.138 million.  These cash movements were attributable to the following activities:

Our net cash used in operating activities during the year ended December 31, 2010 was $4.067 million as compared to $2.119 million for the year ended December 31, 2009.  This increase is mostly attributable to and consistent with the decrease in our current liabilities at December 31, 2010 to $8.544 million from $10.054 million at December 31, 2009.  The remainder of the decrease is comprised of the increase in the cash expenditures combined with a decline in our revenue and other income from $0.961 for the year ended December 31, 2009 to $0.843 million for the year ended December 31, 2010.

Cash used in investing activities during the year ended December 31, 2010 was $12.463 million as compared to $7.019 million during the year ended December 31, 2009.  Funds of $9.040 million were used for exploration activities as compared to $11.222 million in 2009.  This decrease is attributable and consistent with the decrease in accounts payable from $8.734 million at December 31, 2009 to $6.834 million at December 31, 2010 offset by an increase in accrued liabilities from $1.197 million to $1.683 million respectively.  This combined with our increase in accounts receivable which is mostly attributable to an unexpended cash call receivable of $1.961 for the seismic acquisition on our Samuel exploration license at December 31, 2010.

Cash provided by financing activities for the year ended December 31, 2010 was $7.986 as compared to $nil during the year ended December 31, 2009.  During the year ended December 31, 2010 9,941,177 shares of common stock were issued pursuant to two private placement financings for gross proceeds of $8.450 million less share issuance costs of $0.464 million.  There were no private placement sales of our securities during 2009.

Years ended December 31, 2009 and 2008
During the year ended December 31, 2009 our overall position in cash and cash equivalents decreased by $9.138 million, as compared to a net decrease in the comparable period of 2008 of $22.702 million.  These cash movements were attributable to the following activities:

Our net cash used in operating activities during the year ended December 31, 2009 was $2.119 million as compared to $3.099 million for the year ended December 31, 2008.  This decrease is attributable to and consistent with the increase in our current liabilities at December 31, 2009 to $10.054 million from $9.211 million at December 31, 2008.

TOC

Cash used in investing activities during the year ended December 31, 2009 was $7.019 million as compared to $20.263 million during the year ended December 31, 2008.  Funds of $11.222 million were used for exploration activities as compared to $16.074 million in 2008.  This decrease is consistent with the decrease in exploration activity in the year 2009 versus the year 2008.  Consequently, bank guarantees related to exploration activity also declined such that in the year ended December 31, 2009 funds were provided of $3.875 million versus an outlay for such instruments of $7.415 million in the year ended December 31, 2008.  These bank guarantees have been provided and serve as guarantees for the performance of our minimum work programs and are in the form of irrevocable letters of credit which are secured by our term deposits in the same amount.

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

Capital Resources
We expect our exploration and development activities pursuant to our PSCs in India will continue through 2011 in accordance with the terms of those agreements.  During the year 2011 and up to March 31, 2012, based on the current budgets in India, we anticipate drilling seven exploratory wells; two core wells; acquiring, processing and interpreting 2,480 line kilometers of 2D seismic data; and acquiring, processing and interpreting 350 square kilometers of 3D seismic data as well as processing and interpreting an additional 400 square kilometers of 3D seismic data.  We further expect to tie-in additional oil wells in Tarapur along with the construction of a gas pipeline for the Tarapur G gas discovery and continue with the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore Block in which we have a carried interest. Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in.  Also, if the Government of India approves the increase to our participating interest in the KG Onshore Block to 20%, our obligations to fund 3D seismic acquisition and exploratory drilling on the block will increase.

We expect our exploration activities pursuant to our licenses in Israel will continue through 2011 in accordance with the terms of those agreements.  During the year 2011, we expect to complete the acquisition, processing and interpretation of 43 square kilometers of 3D seismic data in our Samuel license as well as to complete the processing and interpretation of 1,360 square kilometers of 3D seismic data covering our Sara and Myra licenses and also commence drilling our first deepwater exploration well before the end of the year.

In addition, we may during 2011 seek to participate in joint ventures bidding for the acquisition of oil and gas interests in India and other countries.  As of March 30, 2011 we have no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, although there are no present plans to do so, as opportunities arise we may seek to acquire minority participating interests in exploration blocks where PSCs have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

As of March 30, 2011 the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that will be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.  We are unable to estimate the terms on which such capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements.

During the first quarter of 2010, we hired a new Senior Executive.  We do not expect to have any further significant change in 2011 in our number of employees.

Tabular Disclosure of Contractual Obligations
The following table sets forth our contractual obligations by type of agreement and amounts due during the year ended December 31, 2010 and each succeeding year thereafter.  Where the amounts of payments are 0.0, this indicates we have no material obligations under such types of agreements.

	Payments due by period ($ in millions)
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	0.4	0.2	0.2	0.0	0.0
Asset retirement obligation	0.7	0.0	0.0	0.0	0.7
Financial commitments under PSCs	27.8	11.1	16.7	0.0	0.0
Total	28.9	11.3	16.9	0.0	0.7

Under the production sharing and other contracts, we are obligated to pay for our proportionate share of the exploration expenses in fulfilling the minimum work programs on each of our exploration blocks and licenses.  Inasmuch as exploration and drilling activities can involve unanticipated expenses and cost overruns, there can be no assurance that these management estimates will prove to be accurate.

TOC

Financial commitments under the production sharing and other contracts are outlined below and include only the commitments for the current exploration Phase that we are conducting.  Further, as we have not yet received Government of India consent to increasing our participating interest in the KG Onshore Block from 10% to 20%, our financial commitment shown in the table above includes only our 10% participating interest.

The KG Offshore Block
2011 Potential Expenditures
We anticipate the estimated total capital expenditures to be incurred by GSPC, the Operator of the KG Offshore Block during the twelve month period from April 1, 2011 to March 31, 2012 pursuant to the budget submitted to the  Management Committee in December 2010 for the development drilling of two new wells in the Deen Dayal West along with part of the construction of the wellhead platform, the gas gathering pipeline and the onshore gas terminal will be approximately $747.95 million (our 10% share being $74.795 million of which 50% is for the account of Roy Group (Mauritius) Inc.).

Certain exploration costs related to the KG Offshore Block are incurred by us and on our behalf in providing our services under the Carried Interest Agreement and are therefore not reimbursable under the Carried Interest Agreement.

Financial Commitment
The amount attributable to us for the twelve month period from April 1, 2011 to March 31, 2012 under the Carried Interest Agreement is approximately $74.795 million, of which 50% is for the account of Roy Group (Mauritius) Inc.  Under the terms of the Carried Interest Agreement, GeoGlobal and Roy Group (Mauritius) Inc. are carried by GSPC for 100% of our share of any costs during the exploration phase on the KG Offshore Block prior to the start date of initial commercial production.

As at December 31, 2010 GSPC has expended on exploration activities approximately $189.0 million attributable to us under the Carried Interest Agreement as compared to $150.0 million at December 31, 2009.  Of this amount, 50% is for the account of Roy Group (Mauritius) Inc.

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

KG Onshore Block
2011 Potential Expenditures
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2011 based on a 10% participating interest will be $1.804 million ($3.608 million based on a 20% participating interest).  These expenditures include completing the 3D acquisition, processing and interpretation along with the required gravity and magnetic and geochemical surveys required under the Phase I minimum work program and the drilling of one exploration well in 2011.

Financial Commitments
We will be required to fund our proportionate share of the costs incurred in the KG Onshore exploration activities estimated to be approximately $9.309 million over the remaining three years of the first phase of the minimum work commitment with respect to a 10% participating interest in the block and approximately $18.618 million with respect to a 20% participating interest in the block.  These expenditures entail performing the required surveys and studies for Phase I, being the acquisition of a 400 square kilometer 3D seismic program and the interpretation and processing thereof and the drilling of twelve exploratory wells.  It is expected that costs incurred will be $1.804, $2.274, and $5.231 million over each of the years 2011, 2012 and 2013 respectively for a 10% participating interest and $3.608, $4.548, and $10.462 million for a 20% participating interest.

Mehsana Block
2011 Potential Expenditures
At present, we have not estimated any capital expenditures on this block during the year 2011 based on our 10% participating interest.

Financial Commitments
All financial commitments in accordance with the PSC have been met for Phase I.  We have elected not to move into Phase II on the Mehsana block.

Sanand/Miroli Block
2011 Potential Expenditures
At present, we have not estimated any capital expenditures on this block during 2011 based on our 10% participating interest.

Financial Commitments
We have completed the minimum work program for all three exploration phases and as such all financial commitments have been met under the terms of the PSC.

TOC

Ankleshwar Block
2011 Potential Expenditures
At present, we have not estimated any capital expenditures on this block during 2011 based on our 10% participating interest.

Financial Commitments
We have completed the minimum work program for all three exploration phases and as such all financial commitments have been met under the terms of the PSC.

Tarapur Block
2011 Potential Expenditures
We anticipate the estimated total capital expenditures which we may contribute to the development activities on this block during 2011 will be funded by oil sales.  These expenditures may include the tie in of the Tarapur 6 wells upon approval of a field development plan, or the building of a gas pipeline for the Tarapur G upon approval of a field development plan and possibly the drilling of two appraisal wells to further evaluate the Tarapur South discovery.

If the consortium succeeds in having the additional eighteen month extension of the exploration phase granted by the Government of India, then we may participate in additional capital expenditures of approximately $1.6 million for exploration activities during 2011.  This would include our 18% participating interest in a 330 square kilometer 3D seismic acquisition program and the 30% cash payment as agreed in non-refundable pre-estimated damages based on the cost of the additional work program.

Financial Commitments
We have completed the minimum work programs for all three exploration phases and as such, all financial commitments have been met under the terms of the PSC.

DS 03 Block
2011 Potential Expenditures
We anticipate that the estimated total capital expenditures we will be required to contribute to the exploration activities on these blocks during 2011 based on our 100% participating interest will be $1.456 million.  These expenditures will include the acquisition, processing and interpretation of 500 line kilometers of 2D seismic data.

Financial Commitments
We will be required to fund 100% of the costs incurred in the DS03 Block exploration activities estimated to be approximately $4.053 million over the remaining two years to complete the first and second phase of the minimum work commitments.  These expenditures entail completing the acquisition, processing and interpretation of 500 line kilometers of 2D seismic data, completion of a 12,000 line kilometer aeromagnetic survey and the drilling of one exploratory well to the depth of 1,500 meters.  It is expected that these total costs will be split as to $1.456 and $2.597 million over each of the next two years.

DS 04 Block
2011 Potential Expenditures
We anticipate the estimated total capital expenditures we will be required to contribute to the exploration activities on these blocks during 2011 based on our 100% participating interest will be $2.028 million.  These expenditures will include the acquisition, processing and interpretation of 500 line kilometers of 2D seismic data.

Financial Commitments
The remaining work to be completed to fulfil the Phase I commitment is to complete the drilling of ten core holes to a depth of 500 meters each.  Our 100% participating interest share of this commitment is $0.501 million which is expected to be completed in 2012.

RJ Block 20
2011 Potential Expenditures
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2011 based on our 25% participating interest will be $3.287 million.  These expenditures include the acquisition processing and interpretation of 820 line kilometers of 2D seismic data, the drilling of four exploratory wells and the gravity and magnetic and geochemical surveys required under the Phase I minimum work program.

Financial Commitments
We anticipate the total expenditures we will be required to fund for the current year to be approximately $3.287 million as outlined above in our 2011 Potential Expenditures.  We further expect $2.365 and $1.700 million to be expended in each of 2012 and 2013 to complete the minimum work program of drilling a total of twelve exploratory wells based on our 25% participating interest.

TOC

RJ Block 21
2011 Potential Expenditures
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2011 based on our 25% participating interest will be $2.477 million.  These expenditures include the acquisition processing and interpretation of 660 line kilometers of 2D seismic data, the drilling of two exploratory wells and the gravity and magnetic and geochemical surveys required under the Phase I minimum work program.

Financial Commitments
We anticipate the total expenditures we will be required to fund for the current year to be approximately $2.477 million as outlined above in our 2011 Potential Expenditures.  We expect $1.552 million and $0.480 million to be expended in each of 2012 and 2013, respectively to complete the minimum work program which entails the drilling of an additional six exploratory wells based on our 25% participating interest.

Sara and Myra
2011 Potential Expenditures
We anticipate the estimated total capital expenditure we will contribute to the exploration activities on these licenses during 2011 based on our 5% participating interest will be $2.233 million.  These expenditures include the processing and interpretation of 1,360 square kilometers of 3D seismic data covering both the licenses along with the ordering of the equipment and services including contracting a rig to commence drilling before the end of the year 2011.

Financial Commitments
We have no financial commitments for these expenditures.

Samuel
2011 Potential Expenditures
We anticipate the estimated total capital expenditure we will contribute to exploration activities on this license during 2011 based on our effective 45% participating interest will be $2.072 million.  These expenditures include the acquisition, processing and interpretation of 43 square kilometers of 3-D seismic data.

Financial Commitments
We have no financial commitments for these expenditures.

Critical Accounting Policies and Estimates
This discussion of financial condition and results of operations is based upon the information reported in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates. Our significant accounting policies are detailed in Note 3 to our consolidated financial statements. We have outlined below certain accounting policies that are of particular importance to the presentation of our financial position and results of operations and require the application of significant judgment or estimates by our management.

Use of estimates
The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimated amounts due to factors such as fluctuations in interest rates, currency exchange rates, inflation levels and commodity prices, changes in economic conditions and legislative and regulatory changes.

Significant estimates with regard to the consolidated financial statements include the estimated carrying value of unproved properties, the estimated cost and timing related to asset retirement obligations, stock-based compensation and contingencies.

Oil and Natural Gas Properties
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

TOC

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

The fair value of share-based payments is capitalized or expensed, with a corresponding increase to additional paid-in capital for the equity classified awards, or the share-based payment liability for the liability classified awards.  Upon exercise of stock options, the consideration paid upon exercise is recorded as additional value of common stock in additional paid-in capital.

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

At December 31, 2010, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At December 31, 2010, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

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

Item 9A.                 Controls and Procedures

Disclosure Controls and Procedures
In participation with our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on our evaluation of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

In making our assessment of the effectiveness of the internal controls over financial reporting, management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

TOC

A material weakness (as defined in SEC Rule 12b-2) is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management has assessed and concluded that its internal control over financial reporting was effective as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

KPMG LLP, an independent registered public accounting firm that audited the consolidated financial statements, has performed an audit of internal control over financial reporting.  Their report is included in this Annual Report on Form 10-K under Item 8, herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting
In 2009, we did not maintain an effective control environment.  Specifically, we did not formally communicate and emphasize controls and enforce corporate strategy and objectives. We did not formally define roles and responsibilities for employees and management or have a formal process to monitor performance of employees and management against such objectives.  In response to this material weakness, management implemented the following corrective actions:

•	During the first quarter of 2010, a new senior executive officer was hired. One of the responsibilities of this senior executive was to assist with strengthening our control environment.

•
During the third quarter of 2010, we strengthened our internal controls environment by restructuring our executive management team.  The new senior executive hired during the first quarter of 2010 was appointed as the new President and Chief Executive Officer.  The former Chief Financial Officer assumed new responsibilities as Vice President of Finance and the former Corporate Controller was promoted as our new Chief Financial Officer.

•	Also in the third quarter of 2010, we formally defined roles and responsibilities for our newly structured executive management team.
•	During the fourth quarter of 2010, the President and Chief Executive Officer conducted performance reviews with our employees and executive management team.

As a result of the corrective actions discussed above and the testing of these new controls, we have concluded that the material weakness in our internal control over financial reporting relating to an effective control environment has been remediated in the fourth quarter of 2010.

Material Changes in Internal Controls over Financial Reporting
There were no other changes in our internal controls over financial reporting during the fourth quarter of 2010, other than described above that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.                Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers as at December 31, 2010 and their ages and employment histories are as follows:
Name	Age	Employment History
Paul B. Miller	37
Mr. Miller joined our Company in March 2010 and was elected a Director on September 15, 2010.  With the resignation of Mr. Roy as President and Chief Executive Officer effective August 17, 2010, Mr. Miller assumed on that date, the position of President and Chief Executive Officer.  Mr. Miller is responsible for presenting the company to shareholders and investors as well as performing day to day operations in conjunction with current management.  Mr. Miller is a professional engineer licenced in Ontario and Alberta.  He has a depth of experience working in the oil and gas industry all over the world.  Originally from the East Coast of Canada, Mr. Miller has lived and worked throughout Canada having started his career in Alberta in 1997 working for Talisman Energy from 1997 to 2000 before moving on to Matrikon Inc., a global engineering consulting company, where he was employed in various management capacities from 2000 to 2010.  During his ten year tenure with Matrikon, he headed up business units in Australia, Eastern North America, and the Middle East prior to returning to Alberta.  Mr. Miller holds a Bachelor of Science degree in Chemical Engineering from the University of Alberta and in 2009 graduated from the Kellogg-Schulich Executive MBA program.

TOC

Jean Paul Roy	54
Mr. Roy was elected a Director, President and Chief Executive Officer on August 29, 2003.  Effective August 17, 2010 Mr. Roy resigned his position of President and Chief Executive Officer.  Before joining GeoGlobal, Mr. Roy had been consulting in the oil and gas industry through his private company, GeoGlobal Technologies Inc. which he owned 100%.  Mr. Roy has in excess of twenty-eight years of geological and geophysical experience in basins worldwide as he has worked on projects throughout India, North and South America, Europe, the Middle East, the former Soviet Union and South East Asia.  His specialties include modern seismic data acquisition and processing techniques, and integrated geological and geophysical data interpretation.  Since 1981 he has held geophysical positions with Niko Resources Ltd., Gujarat State Petroleum Corporation, Reliance Industries, Cubacan Exploration Inc., PetroCanada, GEDCO, Eurocan USA and British Petroleum.  Mr. Roy graduated from St. Mary’s University of Halifax, Nova Scotia in 1982 with a B.Sc. in Geology and has been certified as a Professional Geophysicist.

Allan J. Kent	57
Mr. Kent was elected a Director, Executive Vice President and Chief Financial Officer of our company on August 29, 2003.  Mr. Kent did not stand for re-election to the Board of Directors at the September 15, 2010 Annual Meeting of Shareholders.  Effective August 17, 2010, Mr. Kent assumed new responsibilities as Vice President of Finance.  Mr. Kent has in excess of 28 years experience in the area of oil and gas exploration finance and has, since 1987, held a number of senior management positions and directorships with Cubacan Exploration Inc., Endeavour Resources Inc. and MacDonald Oil Exploration Ltd., all publicly listed companies.  Prior thereto, beginning in 1980, he was a consultant in various capacities to a number of companies in the oil and gas industry.  He received his Bachelor of Mathematics degree in 1977 from the University of Waterloo, Ontario.

Brent J. Peters	38
Mr. Peters was elected a Director of our company on February 25, 2002.  Mr. Peters has been Vice President of Finance and Treasurer of Northfield Capital Corporation, a publicly traded investment company acquiring shares in public and private corporations since 1997.  Mr. Peters has a Bachelor of Business Administration degree, specializing in accounting.

Peter R. Smith	63
Mr. Smith was elected a Director of our company on January 8, 2004.  Mr. Smith currently sits on the Board of Directors of Brampton Brick Limited.  Mr. Smith was elected Chairman of the Board of the Greater Toronto Transportation Authority (GO Transit) in March 2004, and a director of Tarion Warranty Corporation (a Canadian new home warranty company) in April 2004.  Since 1989, Mr. Smith has been President and co-owner of Andrin Limited, a large developer/builder of housing in Canada.  Mr. Smith held the position of Chairman of the Board of Directors, Canada Mortgage and Housing Corporation (CMHC) from September 1995 to September 2003.  On February 14, 2001, the Governor General of Canada announced the appointment of Mr. Smith as a Member of the Order of Canada, effective November 15, 2000.  Mr. Smith holds a Masters Degree in Political Science (Public Policy) from the State University of New York, and an Honours B.A. History and Political Science, Dean’s Honour List, McMaster University, Ontario.

Michael J. Hudson	64
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

TOC

David Conklin	46
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

Anoop Poddar	37
Mr. Poddar was elected a Director of our company on September 15, 2010.  Mr. Poddar is currently a Partner and Investment Manager in the Aberdeen, UK office of Energy Ventures where he has been employed since 2008.  Energy Ventures is a venture capital firm focusing on equity investment into technology-focused companies in the oil and gas sector.  Mr. Poddar has extensive experience commencing in 1994 in the oil and gas industry in such capacities as a petroleum engineer, an investment banker and as vice president of corporate finance.  Originally from India, Mr. Poddar was a Drilling Engineer for Essar Oil in India for two years from 1994 to 1996, worked for five years internationally from 1997 to 2002 with Schlumberger as a Project Co-ordinator/Drilling Engineer and was the Associate/VP of Corporate Finance with Simmons and Company in the UK from 2004 to 2007.  Mr. Poddar holds a Bachelor of Engineering degree in Petroleum Engineering from the Indian School of Mines in Dhanbad, India, has a Master of Science degree in offshore engineering from the Robert Gordon University in Aberdeen, UK and has Masters in Business Administration degree from the Harvard Business School in Boston, USA.

Sunil S. Karkera	37
Mr. Karkera joined our company in November 2009 and held the position of Corporate Controller until August 17, 2010 when Mr. Karkera was promoted to serve as the Chief Financial Officer.  Mr. Karkera is a Chartered Accountant from Canada and India and a Certified Public Accountant (Colorado) from USA with over 19 years of global experience with international accounting, advisory and consulting firms and with multi industry business groups, including the oil and gas industry.  Mr. Karkera moved to Canada from Dubai, UAE in 2005 and worked with Ernst & Young LLP, an international accounting firm from February 2005 until he joined GeoGlobal in 2009.  Prior thereto, Mr. Karkera worked with Pannell Kerr Forster, an international accounting firm, in Dubai, UAE from November 2000 to November 2004.  Mr. Karkera worked with RMS & Co (now PricewaterhouseCoopers), in Mumbai, India from April 1996 to October 2000.   Mr. Karkera started his career in the accounting field with a variety of positions with growth-orientated companies active in India.

At our Annual Meeting of Stockholders held on September 15, 2010, Mr. Miller, Mr. Roy, Mr. Peters, Mr. Smith, Mr. Hudson, Mr. Conklin and Mr. Poddar were elected to serve as Directors of our company until our annual meeting of stockholders in 2011 and the election and qualification of their successors.  At this 2010 Annual Meeting, all members of the Board of Directors were in attendance, with the exception of Mr. Anoop Poddar, who was a nominee for election.

On February 2, 2010, we announced that Mr. Subir Raha, a then Director of our company, had passed away.

Our Board of Directors has determined that Messrs. Peters, Smith, Hudson, Conklin and Poddar are “independent directors” under the listing standards of the NYSE Amex.

Our Board of Directors had fourteen meetings during the year ended December 31, 2010.  Of these fourteen meetings, Mr. Roy was unable to attend two of the meetings and each of Messrs. Poddar, Smith, Peters and Kent were unable to attend one meeting, all of which were  held by conference call.

TOC

Director and Officer Securities Reports
The Federal securities laws require our Directors and Executive Officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities.  Copies of such reports are required to be furnished to us.  To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2010.

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
•
at least annually to obtain and review a report by our independent auditor as to relationships between the independent auditor and our company so as to assure the independence of the independent auditor,

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

Our Audit Committee had four meetings during the year ended December 31, 2010, of which all were held by conference telephone call.  All members of the Audit Committee attended all four meetings with the exception of Mr. Peters who was unavailable for one meeting.

On March 28, 2011, our Audit Committee discussed our audited consolidated financial statements with management and discussed with KPMG, our independent registered public accounting firm, the matters required to be discussed by Statement of Auditing Standards No. 61 and received the written disclosures and the letter from KPMG as required by Independence Standards Board Standard No. 1 which confirmed KPMG’s independence as auditor.  Based on that review and those discussions, our Audit Committee recommended that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the Securities and Exchange Commission.

Our Audit Committee Charter is available in the “Corporate Governance” section of our website at www.geoglobal.com.

Compensation Committee
Our Compensation Committee consists of Mr. Hudson whom is the Chairman and Mr. Peters, both of whom have been determined to be an “independent” director.  Our Compensation Committee, which has adopted a charter, among other things, exercises general responsibility regarding overall employee and executive compensation.  Our Compensation Committee sets the annual salary, bonus and other benefits of the President and the Chief Executive Officer and approves compensation for all our other executive officers, consultants and employees after considering the recommendations of our President and Chief Executive Officer.  Although Committee meetings are held in executive session, without management’s presence, the Committee (and from time to time individual members of the Committee) may meet with senior officers of our company to discuss objectives, explain the rationale for certain objectives or milestones, and to assure that it has management’s input in assessing the consequences of decisions made in the Committee meetings, for instance, the impact that its decisions may have on our financial statements.  The Committee’s interactions with management seek to achieve a balance between receiving management’s opinion but still ensuring that management is not, in effect, establishing the terms and parameters for its own compensation.  In certain instances, where management has proposed objectives that are more aggressive than those proposed by the Committee, the Committee may elect to utilize management’s milestones rather than its own.

Our Compensation Committee had no meetings during the year ended December 31, 2010, however, two resolutions were circulated to the members of the Compensation Committee and both resolutions were signed by all members.

TOC

Nominating Committee
Our Nominating Committee consists of Mr. Smith, who is the Chairman, Mr. Peters and Mr. Hudson, each of whom have been determined to be an “independent director” under the listing standards of the NYSE/Amex.  Our Nominating Committee, among other things, exercises general responsibility regarding the identification of individuals qualified to become Board members and recommend that the Board select the director nominees for the next annual meeting of stockholders.  Our Board of Directors has adopted a charter for the nominating committee.

The Nominating Committee had no meetings during the year ended December 31, 2010 however one resolution was circulated to the members of the Nominating Committee and was signed by all members.

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

Reserve Committee
Our Reserve Committee consists of Mr. Miller who is the Chairman, and Messrs. Karkera, Leggett, Hudson, Mohapatra, Choudhary and Sinha.  Our Reserve Committee, among other things, will assist the Board with duties and responsibilities in evaluating and reporting the Company’s oil and gas reserves as well as work in consultation with the Company’s senior reserves engineering personnel to approve the appointment of, and any proposed changes in the independent engineering consultants retained to assist the Company in the annual review of reserves.  Mr. Miller possesses a professional engineer designation and has experience in energy company reserve evaluations.

Our Reserve Committee had one meeting during the year ended December 31, 2010 which was held by conference telephone call.

Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer.  A copy of our Code of Ethics was attached as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2009.

Our Code of Ethics Charter is available in the “Corporate Governance” section of our website at www.geoglobal.com.

TOC

Item 11.                 Executive Compensation

The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2010 who received total compensation exceeding $100,000 for the year ended December 31, 2010 and who served in such capacities at December 31, 2010.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jean Paul Roy, (2) (3) President & CEO (13)	2010 2009	350,711 350,000	-0- -0-	-0- -0-	-0- -0-	Nil Nil	Nil Nil	16,281 (7) 32,730 (8)	366,992 382,730
Allan J. Kent, (2) (4) Exec VP & CFO (14)	2010 2009	215,469 212,750	5,000 -0-	-0- -0-	-0- -0-	Nil Nil	Nil Nil	22,404 (9) 27,903 (10)	242,873 240,653
Paul B. Miller, (2) President and CEO (13)	2010	183,333	-0-	-0-	124,001	Nil	Nil	83,352 (11)	390,686
Sunil Karkera CFO (15)	2010	58,125	-0-	-0-	65,700	Nil	Nil	2,250 (12)	126,075

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718.
(2)	Messrs. Miller, Roy and Kent were Directors or are currently Directors of our company; however they receive no additional compensation for serving in those capacities.
(3)	Up to August 17, 2010, the salary amounts were paid to Roy Group (Barbados) Inc., a Barbados company wholly owned by Mr. Roy, pursuant to the terms of an agreement described below.
(4)
Up to August 17, 2010 salary amounts were paid to D.I. Investments Ltd., a company controlled by Mr. Kent, pursuant to a Financial Services Agreement described below.  Subsequent to August 17, 2010, the salary amounts paid to Mr. Kent are pursuant to an Employment Agreement as described below.

(5)	The salary amounts paid to Mr. Miller are pursuant to an oral arrangement described below.
(6)
The salary amounts paid to Mr. Karkera up to August 17, 2010 are pursuant to an offer of employment agreement.  Subsequent to August 17, 2010, the salary amounts paid are pursuant to an Employment Agreement as described below.

(7)	Costs paid for by us included in this amount are $16,281 for medical coverage for Mr. Roy and his family up to August 8, 2010.
(8)	Costs paid for by us included in this amount are $32,730 for medical coverage for Mr. Roy and his family.
(9)	Costs paid for by us included in this amount are $22,404 for medical coverage for Mr. Kent and his family up to September 20, 2010.
(10)	Costs paid for by us included in this amount are $27,903 for medical coverage for Mr. Kent and his family.
(11)	Costs paid for by us included in this amount are $83,352 for moving costs to relocate Mr. Miller and his family.
(12)	This amount is an RRSP contribution by us of $2,250.
(13)	Up to August 17, 2010, Mr. Roy performed the duties of President and Chief Executive Officer. Subsequent to August 17, 2010, Mr. Miller performed the duties of President and Chief Executive Officer.
(14)	Up to August 17, 2010, Mr. Kent performed the duties of Executive VP and CFO. Subsequent to August 17, 2010, Mr. Kent performed the duties of Vice President of Finance.
(15)
Up to August 17, 2010, Mr. Karkera performed the duties of Corporate Controller.  Subsequent to August 17, 2010, Mr. Karkera performed the duties of Chief Financial Officer and as such, the above table includes compensation from August 17, 2010 to December 31, 2010 only.

Narrative Disclosure to Summary Compensation Table
From the period of August 29, 2003 to August 17, 2010 the services of Mr. Roy as President and Chief Executive Officer were provided to us under a Technical Services Agreement with Roy Group (Barbados) Inc., a company controlled by Mr. Roy for consideration of $350,000 per year.   Effective August 18, 2010 Roy Group (Barbados) Inc. charges consulting fees based on the time expended to provide technical services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.

Up to August 17, 2010, the services of Mr. Kent as Chief Financial Officer were provided to us pursuant to a Financial Services Agreement with D. I. Investments Ltd., a company controlled by Mr. Kent.  The agreement provided for an annual fee payable of $212,750 effective January 1, 2008 to August 17, 2010 for consulting services.  Subsequent to August 17, 2010 the services of Mr. Kent as Vice President of Finance are provided to us pursuant to an Employment Agreement.  The agreement provides for annual compensation of $220,000.

The services of Mr. Miller are provided to us pursuant to an oral agreement with him to provide services for annual compensation of $220,000.

TOC

From the period of November 9, 2009 to August 17, 2010 the services of Mr. Karkera as Corporate Controller were provided to us pursuant to an offer of employment which provided annual compensation of Cdn$132,000.  Subsequent to August 17, 2010 the services of Mr. Karkera as Chief Financial Officer are provided to us pursuant to an Employment Agreement.  The agreement provides for annual compensation of $155,000.

Grants of Plan-Based Awards
Grants of plan-based awards were made to our executive officers during the year 2010 as set below.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date (mm/dd/yy)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Paul B. Miller	05/27/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	50,000 (1)	1.50	1.0402
Paul B. Miller	05/27/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	50,000 (1)	2.25	1.0315
Paul B. Miller	05/27/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	50,000 (1)	3.00	1.0244
Sunil S. Karkera	05/27/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	30,000 (2)	1.50	1.0402
Sunil S. Karkera	05/27/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	30,000 (2)	2.25	1.0315
Sunil S. Karkera	05/27/10	-0-	-0-	-0-	-0-	-0-	-0-	-0-	30,000 (2)	3.00	1.0244

(1)	Of the total 150,000 options awarded, 75,000 vested on November 27, 2010 and 75,000 will vest on May 27, 2011.
(2)	Of the total 90,000 options awarded, 45,000 vested on November 27, 2010 and 45,000 will vest on May 27, 2011.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information with respect to our named executive officers regarding outstanding equity awards at December 31, 2010.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date mm/dd/yy	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jean Paul Roy	500,000 (1)	-0-	-0-	3.95	07/25/16	-0-	-0-	-0-	-0-
Allan J. Kent	500,000 (1)	-0-	-0-	3.95	07/25/16	-0-	-0-	-0-	-0-
Paul B. Miller	50,000 (2)	-0-	-0-	1.50	05/27/20	-0-	-0-	-0-	-0-
Paul B. Miller	25,000 (2)	-0-	-0-	2.25	05/27/20	-0-	-0-	-0-	-0-
Paul B. Miller	-0-	25,000	-0-	2.25	05/27/20	-0-	-0-	-0-	-0-
Paul B. Miller	-0-	50,000	-0-	3.00	05/27/20	-0-	-0-	-0-	-0-
Sunil S. Karkera	30,000 (2)	-0-	-0-	1.50	05/27/20	-0-	-0-	-0-	-0-
Sunil S. Karkera	15,000 (2)	-0-	-0-	2.25	05/27/20	-0-	-0-	-0-	-0-
Sunil S. Karkera	-0-	15,000	-0-	2.25	05/27/20	-0-	-0-	-0-	-0-
Sunil S. Karkera	-0-	30,000	-0-	3.00	05/27/20	-0-	-0-	-0-	-0-
Sunil S. Karkera	-0-	60,000	-0-	1.65	12/31/12	-0-	-0-	-0-	-0-

(1)	Of these options, 250,000 vested on each of December 31, 2006 and July 25, 2007.
(2)	These options vested on November 27, 2010.

TOC

Option Exercises and Stock Vested
The following table provides information with respect to the executive officers regarding option exercises and stock that vested during the fiscal year ended December 31, 2010.
	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Jean Paul Roy	-0-	-0-	-0-	-0-
Allan J. Kent	-0-	-0-	-0-	-0-
Paul B. Miller	-0-	-0-	-0-	-0-
Sunil S. Karkera	-0-	-0-	-0-	-0-

Director Compensation
The following table provides information with respect to compensation of our Directors during the year ended December 31, 2010.  The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Peter Smith	24,000	-0-	50,263	-0-	-0-	-0-	74,263
Brent Peters	24,000	-0-	50,263	-0-	-0-	-0-	74,263
Michael Hudson	30,000	-0-	50,263	-0-	-0-	-0-	80,263
David Conklin	324,000	-0-	28,209	-0-	-0-	-0-	352,209
Subir Raha	2,000	-0-	40,408	-0-	-0-	-0-	42,408
Anoop Poddar	7,000	-0-	9,855	-0-	-0-	-0-	16,855

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718.

Effective May 11, 2009 our company’s Board of Directors adopted an Independent Director Compensation Policy.  Under the Policy, each of our Independent Directors, as such term is defined under the NYSE Amex Company Guide, will receive an annual retainer of $24,000 payable in monthly instalments, and the Chairperson of our Audit Committee will receive an additional annual retainer of $6,000 payable in monthly instalments.

On September 24, 2009 a Special Committee of the Board of Directors was created for a six month period consisting of Mr. David Conklin as an independent director to perform the duties of and for this Special Committee.  The Board of Directors extended the terms of the Special Committee and as such, Mr. Conklin received $25,000 each month during 2010 for his duties performed of and for this Special Committee.  Subsequent to December 31, 2010 the Board of Directors amended the terms of the Special Committee to terminate at the end of January 2011 and effective February 1, 2011, Mr. Conklin will act as Special Advisor to the Chief Executive Officer and be paid monthly compensation of Cdn$13,500.

Our Directors are also reimbursed for out-of-pocket expenses in attending meetings.

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

TOC

Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee were officers or employees of our company during the year ended December 31, 2010 or were former officers of our company or had any other relationship with our company requiring disclosure.

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

Direct Monetary Compensation
In a meeting in December 2007, the Compensation Committee considered in arriving at compensation for the fiscal year 2008 and beyond, among other things, the level of compensation for the executive officers during the prior fiscal years, the compensation levels paid by the peer group of companies as found in a compensation report prepared by Lane Caputo for the Company dated December 10, 2007, the growth and complexity of the executive officers tasks during the year and our company’s overall business plans for further growth in the following fiscal years.  We participated in the Lane Caputo December 2010 International Oil and Gas Exploration and Production Compensation Survey and as such, the survey was reviewed by the Compensation Committee and accordingly, the Compensation Committee made recommendations for the compensation for fiscal year 2010 and beyond in line with the findings of the updated report.

The direct monetary compensation of our executive officers is based on the scope of their duties and responsibilities and the executives’ individual performance in fulfilling those duties and responsibilities, in addition to the other factors described above.  Because of the inherent nature of our activities, the uncertain nature of the outcome of our activities, and the extended period of time over which the success of our activities will be determined, the Compensation Committee believes that, because the company’s ability to achieve its objectives is greatly dependent upon the activities of the operators of the drilling blocks in which we have an interest, the company’s success in its exploration and drilling activities during a particular year should not be the sole measure by which the direct monetary compensation of our executive officers is determined.  The Compensation Committee also recognizes that our company’s opportunity to enter into additional production-sharing or other contracts or acquire interests in ventures that are parties to such contracts is limited by availability of contracts and our company’s capital.  However, the Committee recognizes that future successes may lead it to award cash or other bonuses determined at that time and in the light of future events.

Our Compensation Committee had no meetings during the year ended December 31, 2010, however, two resolutions were circulated to the members of the Compensation Committee and both resolutions were signed by all members.

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

The Compensation Committee awarded equity grants to certain of our executive officers in 2010.  See “Item 11 – Executive Compensation - Outstanding Equity Awards at Fiscal Year-End” for the schedule of award.

TOC

Other Benefits - Change of Control
We have no arrangements with our Directors regarding any monetary payments to them in the event of a change in control of our company.

However, we do have arrangements with our Executive Officers regarding monetary payments to them in the event of a change in control of our company.  Disbursements to the Executive Officers under these arrangements cover such payments as unpaid base salary, unpaid vacation pay and any unpaid bonus as approved by the Board of Directors as well as a lump sum amount which is determined based on length of service.

In the event that our company is acquired by merger or sale of substantially all of its assets or of securities possessing more than 50% of the total combined voting power of our outstanding securities, outstanding options granted under our 1998 Stock Incentive Plan and/or our 2008 Stock Incentive Plan containing vesting provisions, including those held by executive officers and Directors, immediately vest.  Each outstanding option which is not to be assumed by the successor corporation or otherwise continued in effect will automatically accelerate in full and become fully vested, subject to certain exceptions.  Our Stock Incentive Plans contain discretionary provisions regarding the grant of options with vesting provisions.  Options may also immediately vest in connection with a change in the majority of the Board of Directors of our company by reason of one or more contested elections for Board membership.

Perquisites
Our executive officers receive perquisites in the form of medical insurance coverage for executives and their families.  Our executives are also reimbursed for out-of-pocket expenses on a cost recovery basis for expenses such as travel, hotel, meals and entertainment expenses incurred by them.

In addition, travel expenses of Mr. Roy will be paid for travel to India as approved by the Board of Directors based on the duration and purpose of the trip.

Structure of Compensation Arrangements
We have entered into the following arrangements regarding our executive officers.

We have an agreement with Roy Group (Barbados) Inc. under which, Roy Group (Barbados) Inc. agreed to perform such geologic and geophysical duties as are assigned to it by our company.  Mr. Roy performs services for us in his capacity as an employee of Roy Group (Barbados) Inc. and we pay compensation to Roy Group (Barbados) Inc.  Expenses incurred by Mr. Roy in connection with our company are reimbursed to Roy Group (Barbados) Inc. including travel expenses, hotel, meals, entertainment, computer costs and amounts billed to third parties.

Mr. Kent’s services up to August 17, 2010 were provided through D.I. Investments Ltd., a company controlled by Mr. Kent pursuant to a Financial Services Agreement.  Subsequent to August 17, 2010 Mr. Kent’s services are provided pursuant to an Employment Agreement.  In addition, we pay for medical insurance for Mr. Kent and his family.  Expenses incurred by Mr. Kent in connection with the Company are reimbursed to him including travel, hotel, meals and entertainment expenses.

The services of Mr. Miller are provided to us pursuant to an oral agreement.  In addition, we pay for medical insurance for Mr. Miller and his family.  Expenses incurred by Mr. Miller in connection with the Company are reimbursed to him for travel, hotel, meals and entertainment expenses.

Up to August 17, 2010 the services of Mr. Karkera as Corporate Controller were provided to us pursuant to an offer of employment.  Subsequent to August 17, 2010 the services of Mr. Karkera as Chief Financial Officer are provided to us pursuant to an Employment Agreement.  In addition, we pay for medical insurance for Mr. Karkera and his family.  Expenses incurred by Mr. Karkera in connection with the Company are reimbursed to him including travel, hotel, meals and entertainment expenses.

Director Compensation
Effective May 11, 2009 our company’s Board of Directors adopted an Independent Director Compensation Policy.  Under the Policy, each of our Independent Directors, as such term is defined under the NYSE Amex Company Guide, will receive an annual retainer of $24,000 payable in monthly instalments, and the Chairperson of our Audit Committee will receive an additional annual retainer of $6,000 payable in monthly instalments.

On September 24, 2009 a Special Committee of the Board of Directors was created for a six month period consisting of Mr. David Conklin as an independent director to perform the duties of and for this Special Committee.  The Board of Directors extended the terms of the Special Committee and as such, Mr. Conklin received $25,000 per month during 2010 for his duties performed of and for this Special Committee.  Subsequent to December 31, 2010, the Board of Directors amended the terms of the Special Committee to terminate at the end of January 2011 and effective February 1, 2011, Mr. Conklin will act as Special Advisor to the Chief Executive Officer and be paid monthly compensation of Cdn$13,500.

Our Directors are also reimbursed for out-of-pocket expenses in attending meetings.

TOC

Pursuant to the terms of our 2008 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board.  In addition, on the date of each annual stockholder meeting provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 50,000 shares.  Each such option has a term of ten years, subject to earlier termination following such person’s cessation of Board service, and is subject to certain vesting provisions.  For the purposes of the automatic grant provisions of our Stock Incentive Plan, all of our Directors, other than Messrs. Miller, Roy and Kent, are/were considered non-employee Board members.

Compensation Committee Report
The Compensation Committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.  Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the 2010 Annual Report on Form 10-K and the Proxy Statement for the 2011 Annual Meeting of Stockholders for filing with the Securities and Exchange Commission.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
During the year ended December 31, 2010, we had two equity compensation plans for our employees, directors and consultants pursuant to which options, rights or shares may be granted or have been issued.  They are referred to as our 1998 Stock Incentive Plan (the 1998 Plan), which expired on December 4, 2008 and our 2008 Stock Incentive Plan (the 2008 Plan).  See the Notes to Consolidated Financial Statements to the attached financial statements for further information on the material terms of these plans.

The following table provides information as of December 31, 2010 with respect to our equity compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Incentive Plan	1,800,000	$4.19	-0-
2008 Stock Incentive Plan	2,750,000	$1.75	9,250,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	4,550,000	$2.72	9,250,000

TOC

Security Ownership of Certain Beneficial Owners and Management
Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, the Common Stock ownership of each of our Directors and officers and all Directors and officers as a group, as of March 30, 2011.  As of March 30, 2011, we had 82,746,933 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	(1) Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Jean Paul Roy c/o GeoGlobal Resources Inc. Suite 200, 625 – 4 Avenue SW Calgary, Alberta T2P 0K2	(2) (7) 32,751,000	39.6%
Allan J. Kent	(3) (7) 905,000	1.1%
Brent J. Peters	(4) 250,000	*
Peter R. Smith	(5) 250,000	*
Michael J. Hudson	(6) 250,000	*
David D. Conklin	(8) 33,334	*
Anoop Poddar	-0-	*
Paul B. Miller	(9) 190,000	*
Sunil S. Karkera	(10) 150,000	*
All directors and officers as a group (9 persons)	34,779,334	42.0%

*	holds less than 1%
(1)
For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he exercises sole or shared voting or investment power or of which he has the right to acquire the beneficial ownership within 60 days of March 30, 2011.

(2)	Includes 32,251,000 shares of Common Stock and 500,000 options to purchase Common Stock exercisable within 60 days of March 30, 2011.
(3)	Includes 405,000 shares of Common Stock and 500,000 options to purchase Common Stock exercisable within 60 days of March 30, 2011.
(4)	Includes options to purchase 250,000 shares of Common Stock exercisable within 60 days of March 30, 2011.
(5)	Includes options to purchase 250,000 shares of Common Stock exercisable within 60 days of March 30, 2011.
(6)	Includes options to purchase 250,000 shares of Common Stock exercisable within 60 days of March 30, 2011.
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
(8)           Includes options to purchase 33,334 shares of Common Stock exercisable within 60 days of March 30, 2011.
(9)           Includes 40,000 shares of Common Stock and 150,000 options to purchase Common Stock exercisable within 60 days of March 30, 2011.
(10)         Includes options to purchase 150,000 shares of Common Stock exercisable within 60 days of March 30, 2011.

TOC

Item 13.                Certain Relationships and Related Transactions, and Director Independence

On March 27, 2003 we entered into a Participating Interest Agreement with Roy Group (Mauritius) Inc., a corporation wholly owned by Jean Paul Roy, our President, Chief Executive Officer, a Director and principal stockholder, whereby we assigned and hold in trust for Roy Group (Mauritius) Inc. subject to the Government of India consent, 50% of the benefits and obligations of the PSC covering the KG Offshore Block and the Carried Interest Agreement leaving us with a net 5% participating interest in the KG Offshore Block and a net 5% carried interest in the Carried Interest Agreement.  Under the terms of the Participating Interest Agreement, until the Government of India consent is obtained, we retain the exclusive right to deal with the other parties related to the KG Offshore Block and the Carried Interest Agreement and are entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Inc.  Roy Group (Mauritius) Inc. has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by us in regard to Roy Group (Mauritius) Inc.’s interest, and to be liable to us for its share of all costs, interests, liabilities and obligations arising out of or relating to the Roy Group (Mauritius) Inc. interest.  Roy Group (Mauritius) Inc. has agreed to indemnify us against any and all costs, expenses, losses, damages or liabilities incurred by reason of Roy Group (Mauritius) Inc.’s failure to pay the same.

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

On August 29, 2003 we entered into a Technical Services Agreement with Roy Group (Barbados) Inc., a corporation wholly owned by Mr. Roy, whereby Roy Group (Barbados) Inc. agreed to perform geological and geophysical duties assigned to it by our company.  The term of the agreement, as amended, extends through December 31, 2010 and continues for successive periods of one year thereafter unless otherwise agreed by the parties or either party has given notice that the agreement will terminate at the end of the term.  On January 31, 2006, the terms of the agreement were amended to amend the fee payable from $250,000 to $350,000 effective January 1, 2006.  Roy Group (Barbados) Inc. is reimbursed for authorized travel and other out-of-pocket expenses.  The agreement prohibits Roy Group (Barbados) Inc. from disclosing any of our confidential information and from competing directly or indirectly with us for a period ending December 31, 2010 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India.  The agreement terminated on August 17, 2010, however the confidentiality and non-competition provisions survive this termination.  Roy Group (Barbados) Inc. received $350,711 from us during 2010 under the terms of this agreement.

Roy Group (Barbados) Inc. was reimbursed for expenses such as travel, hotel, meals and entertainment, computer costs and amounts billed to third parties incurred by Mr. Roy during 2010.  Additionally, we paid for medical insurance coverage for Mr. Roy and his family during 2010 in the amount of $16,281. At December 31, 2010, we owed Roy Group (Barbados) Inc. $16,200 for services provided and expenses incurred on behalf of our Company which amount bears no interest and has no set terms of repayment.

During the year ended December 31, 2010 Mr. Allan J. Kent who was Executive Vice President, Chief Financial Officer and a Director, was paid $133,827 by us for consulting services of Mr. Kent which are provided to us pursuant to a contract with D.I. Investments Ltd., a corporation wholly-owned by him which expired on August 17, 2010.

D.I. Investments Ltd. was reimbursed for expenses such as travel, hotel, meals and entertainment and expenses incurred directly throughout 2010.  Additionally, we paid for medical insurance coverage for Mr. Kent and his family during 2010 in the amount of $22,404.  At December 31, 2010, we owed D.I. Investments Ltd. $nil as a result of services provided and expenses incurred on behalf of our company.

TOC

During the year ended December 31, 2010 Amicus Services Inc., a company controlled by Mr. Vincent Roy, a brother of Jean Paul Roy, our President, Chief Executive Officer and President, was paid $51,783 by us for consulting fees for services rendered pursuant to an oral agreement.  Amicus Services Inc. provided, pursuant to the agreement, IT and computer related services to cover such duties as: organizing, managing and maintaining a geological database in Canada relating to our exploration interests an India and elsewhere; upgrading on a continuing basis all information systems (both software and hardware) and network systems (including onsite and offsite backups of data and security issues) of a corporate nature; and providing ongoing IT services as required to Calgary staff.  The hourly rate paid to Amicus Services Inc. throughout 2010 was Canadian $70.00.  We are provided these IT services approximately three days per week.  The oral agreement can be immediately terminated by either party at any time by notice given to the other party.

At December 31, 2010 we owed Amicus Services Inc. $11,355 as a result of services provided and expenses incurred on behalf of our company.

Item 14.                Principal Accountant Fees and Services

The following sets forth fees we incurred for professional services provided by KPMG, LLP and Ernst & Young LLP for accounting services rendered during the years ended December 31, 2010 and December 31, 2009, respectively.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total
2010	359,247	26,407	14,702	--	400,356
2009	388,432	4,424	91,228	9,790	493,874

Our Board of Directors believes that the provision of the services during the years ended December 31, 2010 and December 31, 2009 is compatible with maintaining the independence of KPMG LLP.  Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor.  Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee.  The services provided by KPMG LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements and the review of our quarterly financial reports filed with the Securities and Exchange Commission.  Audit Related Fees include services rendered in connection with a follow-up the review of other filings with the Securities and Exchange Commission.  Tax Fees include services rendered relating primarily to tax compliance, consulting, customs and duties.  All Other Fees include administration fees to cover various expenses and SOX related work performed to date.

Part IV

Item 15.                Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)
3.2	Bylaws of the Registrant, as amended (4)
3.2	Bylaws of the Registrant, as amended (16)
3.3	Certificate of Amendment filed with the State of Delaware on November 25, 1998 (2)
3.4	Certificate of Amendment filed with the State of Delaware on December 4, 1998 (2)
3.5	Certificate of Amendment filed with the State of Delaware on March 18, 2003 (5)
3.6	Certificate of Amendment filed with the State of Delaware on January 8, 2004 (5)
4.1	Specimen stock certificate of the Registrant (5)
10.1	1998 Stock Incentive Plan (2)
10.2	2008 Stock Incentive Plan (13)
10.3	Stock Purchase Agreement dated April 4, 2003 by and among Suite101.com, Inc., Jean Paul Roy and GeoGlobal Resources (India) Inc. (3)
10.4	Amendment dated August 29, 2003 to Stock Purchase Agreement dated April 4, 2003 (4)
10.5	Technical Services Agreement dated August 29, 2003 between Suite101.com, Inc. and Roy Group (Barbados) Inc. (4)
10.5.1	Amendment to Technical Services Agreement dated January 31, 2006 between GeoGlobal Resources Inc. and Roy Group (Barbados) Inc. (8)
10.6	Participating Interest Agreement dated March 27, 2003 between GeoGlobal Resources (India) Inc. and Roy Group (Mauritius) Inc. (4)
10.7	Escrow Agreement dated August 29, 2003 among Registrant, Jean Paul Roy and Computershare Trust Company of Canada (4)
10.8	Promissory Note dated August 29, 2003 payable to Jean Paul Roy (4)
10.9	Production Sharing Contract dated February 4, 2003 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Limited and GeoGlobal Resources (India) Inc. (6)
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

TOC

Exhibit	Description
10.12	Carried Interest Agreement dated August 27, 2002 between Gujarat State Petroleum Corporation Limited and GeoGlobal Resources (India) Inc. (5)
10.13	Production Sharing Contract dated September 23, 2005 between the Government of India and GeoGlobal Resources (Barbados) Inc. (7)
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

10.25	Description of terms of oral consulting agreement between GeoGlobal Resources Inc. and Amicus Services Inc. (14)
10.26	Chapman Petroleum Engineering Report dated January 1, 2010 effective December 31, 2009 (15)
10.27	Joint Bidding Agreement dated August 27, 2002 between Gujarat State Petroleum Corporation Limited, Jubilant ENPRO Limited and GeoGlobal Resources (India) Incorporated (17)
10.28	Securities Purchase Agreement dated October 12, 2010 between GeoGlobal Resources Inc. and purchasers relating to the issuance of 2,941,177 Units (18)
10.29	Financial Services Agreement dated October 29, 2010 with an effective date of August 29, 2003 between GeoGlobal Resources Inc. And D.I. Investments Ltd. (19)
10.30
Joint Operating Agreement dated October 6, 2010 between IPC Oil and Gas (Israel) Limited Partnership, Emanuelle Energy Limited, Emanuelle Energy Oil and Gas Limited Partnership, The Israel Land and Development Company Limited, IDB Development Corporation Limited, Modiin Energy Limited Partnership and Blue Water Oil and Gas Exploration Limited (as Non-Operators) and GeoGlobal Resources (India) Inc. (20)

10.31
Joint Operating Agreement dated October 6, 2010 between IPC Oil and Gas (Israel) Limited Partnership, Emanuelle Energy Limited, Emanuelle Energy Oil and Gas Limited Partnership, The Israel Land and Development Company Limited, IDB Development Corporation Limited, Modiin Energy Limited Partnership and Blue Water Oil and Gas Exploration Limited (as Non-Operators) and GeoGlobal Resources (India) Inc. (20)

10.32	Employment Agreement dated November 18, 2010 with an effective date of August 17, 2010 between Mr. Sunil S. Karkera and GeoGlobal Resources Inc. (21)
10.33	Employment Agreement dated November 18, 2010 with an effective date of August 17, 2010 between Mr. Allan J. Kent and GeoGlobal Resources Inc. (21)
10.34	Employment Agreement executed January 27, 2011 with an effective date of January 1, 2011 between Mr. Paul B. Miller and GeoGlobal Resources Inc. (22)
10.35	Chapman Petroleum Engineering Report dated January 1, 2011 effective December 31, 2010 (23)
10.36
International Operating Agreement dated February, 2011 and effective March 8, 2011 between Adira Geoglobal Ltd, Adira Oil Technologies Ltd., Brownstone Venture Inc., Pinetree Capital Ltd., and GeoGlobal Resources (India) Inc. (23)

23.1	Consent of KPMG LLP (23)
23.2	Consent of Ernst & Young LLP (23)
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) (23)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (23)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (23)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (23)

TOC

Exhibit	Description
99.1	Code of Ethics (15)
99.2	Subsidiaries of the Registrant:
	Name	State or Jurisdiction of Incorporation
	GeoGlobal Resources (India) Inc.	Barbados
	GeoGlobal Resources (Canada) Inc.	Alberta
	GeoGlobal Resources (Barbados) Inc.	Barbados
	GGR Oil & Gas (India) Private Limited	India

(1)	Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.
(2)	Filed as an Exhibit to our Current Report on Form 8-K dated December 10, 1998.
(3)	Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(4)	Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.
(5)	Filed as an Exhibit to our Form 10-KSB dated April 1, 2004.
(6)	Filed as an Exhibit to our Form 10-KSB/A dated April 28, 2004.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(8)	Filed as an Exhibit to our Current Report on Form 8-K dated January 31, 2006.
(9)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K dated June 27, 2007.
(11)	Filed as an Exhibit to our Current Report on Form 8-K dated August 14, 2007.
(12)	Filed as an Exhibit to our Form 10-K dated June 4, 2008.
(13)	Filed as an Exhibit to our Form S-8 dated December 31, 2008.
(14)	Filed as an Exhibit to our Form 10-K dated March 26, 2009.
(15)	Filed as an Exhibit to our Form 10-K dated March 31, 2010.
(16)	Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(17)	Filed as an Exhibit to our Current Report on Form 8-K for August 30, 2010.
(18)	Filed as an Exhibit to our Current Report on Form 8-K for October 12, 2010.
(19)	Filed as an Exhibit to our Current Report on Form 8-K for October 29, 2010.
(20)	Filed as an Exhibit to our Current Report on Form 8-K for November 8, 2010.
(21)	Filed as an Exhibit to our Current Report on Form 8-K for November 18, 2010.
(22)	Filed as an Exhibit to our Current Report on Form 8-K for January 28, 2011.
(23)	Filed herewith.

TOC

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND DECEMBER 31, 2009
(in United States dollars)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm- - KPMG Audit Report	FS 2
Report of Independent Registered Public Accounting Firm - KPMG Audit of Internal Control over Financial Reporting	FS 3
Report of Independent Registered Public Accounting Firm- - Ernst & Young Audit Report	FS 4

Financial Statements
Consolidated Balance Sheets	FS 5
Consolidated Statements of Operations and Comprehensive Loss	FS 6
Consolidated Statements of Changes in Stockholders’ Equity	FS 7
Consolidated Statements of Cash Flows	FS 8
Notes to the Consolidated Financial Statements	FS 9-26

FS 1

TOC

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GeoGlobal Resources Inc.

We have audited the accompanying consolidated balance sheets of GeoGlobal Resources Inc. and subsidiaries (a development stage enterprise) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010 and for the period from August 21, 2002 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of GeoGlobal Resources Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the period August 21, 2002 (inception) to December 31, 2010 include amounts for the period from August 21, 2002 (inception) to December 31, 2002 and for each of the years in the four-year period ending December 31, 2006, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period August 21, 2002 through December 31, 2006 is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoGlobal Resources Inc. and subsidiaries (a development stage enterprise) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 and for the period from August 21, 2002 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that GeoGlobal Resources Inc. will continue as a going concern. As discussed in note 2 to the consolidated financial statements, GeoGlobal Resources Inc. has suffered recurring losses from operations and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoGlobal Resource Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2011, expressed an unqualified opinion on the effectiveness of GeoGlobal Resources Inc.’s internal control over financial reporting.

(signed) KPMG LLP

Calgary, Canada

March 31, 2011

FS 2

TOC

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GeoGlobal Resources Inc.:

We have audited GeoGlobal Resources Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GeoGlobal Resources Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the GeoGlobal Resources Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, GeoGlobal Resources Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoGlobal Resources Inc. and its subsidiaries (a development stage enterprise) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010 and for the period from August 21, 2002 (inception) to December 31, 2010, and our report dated March 31, 2011 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Calgary, Canada
March 31, 2011

FS 3

TOC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Of
GeoGlobal Resources Inc.

We have audited the accompanying consolidated statement of operations and comprehensive loss of GeoGlobal Resources Inc., a development stage enterprise, and the related consolidated statements of stockholders' equity and cash flows for the cumulative period from inception on August 21, 2002 to December 31, 2006 (not separately presented herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations, changes in shareholders and its cash flows for the cumulative period from inception on August 21, 2002 to December 31, 2006 (not separately presented herein) in conformity with United States generally accepted accounting principles.

CALGARY, ALBERTA                                                                                                           "Ernst & Young LLP" (signed)
March 23, 2007 except for Note 8,                                                                                           CHARTERED ACCOUNTANTS
which is as of June 5, 2008

FS 4

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
	December 31, 2010 $	December 31, 2009 $
Assets
Current
Cash and cash equivalents	7,751,105	16,294,996
Restricted deposits (note 4)	2,034,000	--
Accounts receivable	2,317,180	64,031
Prepaid expenses and deposits	398,404	173,318
	12,500,689	16,532,345

Restricted deposits (note 4)	5,018,000	6,925,000
Property and equipment (notes 5, 10 and 11)	41,375,680	46,813,004

	58,894,369	70,270,349

Liabilities
Current
Accounts payable	6,834,061	8,733,612
Accrued liabilities	1,682,504	1,196,614
Due to related companies (note 11)	27,555	123,554
	8,544,120	10,053,780

Deferred income taxes	61,000	--
Asset retirement obligation (note 6)	680,144	775,000
	9,285,264	10,828,780
Stockholders’ Equity
Capital stock (note 8)
Authorized
125,000,000 common stock with a par value of $0.001 each
1,000,000 preferred stock with a par value of $0.01 each
Issued
82,746,933 common stock (December 31, 2009 – 72,805,756)	68,155	58,214
Additional paid-in capital	97,099,997	88,153,778
Deficit accumulated during the development stage	(47,559,047)	(28,770,423)
	49,609,105	59,441,569

	58,894,369	70,270,349
See Going Concern (note 2), Commitments (note 15) and Contingencies (note 16) The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 5

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year ended Dec 31, 2010 $	Year ended Dec 31, 2009 $	Year ended Dec 31, 2008 $	Period from Inception, Aug 21, 2002 to Dec 31, 2010 $

Revenue and other income
Oil and gas sales	790,342	661,922	--	1,452,264
Interest income	52,607	299,550	1,148,479	5,913,734
Gain on sale of equipment	--	--	--	42,228
	842,949	961,472	1,148,479	7,408,226

Expenses
Operating	173,297	98,878	--	272,175
General and administrative	3,193,328	2,986,967	2,343,138	13,779,912
Consulting fees (note 11)	652,359	822,652	742,002	7,311,702
Professional fees	827,995	1,085,056	1,089,173	4,792,871
Depletion and depreciation	824,304	352,637	52,144	1,495,820
Accretion (note 6)	41,289	55,619	32,202	129,110
Foreign exchange (gain) loss	23,501	(16,090)	105,720	118,168
Impairment of oil and gas properties (note 5)	13,789,000	--	10,098,015	23,887,015
	19,525,073	5,385,719	14,462,394	51,786,773

Net loss before tax	(18,682,124)	(4,424,247)	(13,313,915)	(44,378,547)

Current income tax (note 13)	(45,500)	--	--	(45,500)
Deferred income tax (note 13)	(61,000)	--	--	(61,000)
Net loss and comprehensive loss for the year	(18,788,624)	(4,424,247)	(13,313,915)	(44,485,047)

Warrant modification (note 9)	--	(1,754,000)	--	(3,074,000)
Net loss and comprehensive loss attributable to common stockholders	(18,788,624)	(6,178,247)	(13,313,915)	(47,559,047)

Basic and diluted net loss per share (note 12)	(0.25)	(0.09)	(0.20)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 6

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders’Equity $
For the period from inception August 21, 2002 to December 31, 2007
Common stock issued	57,550,068	57,614	76,001,511	--	76,059,125
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Share issuance cost	--	--	(4,778,844)	--	(4,778,844)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	9,302,934	--	9,302,934
Net loss	--	--	--	(7,958,261)	(7,958,261)
Balance as at December 31, 2007	72,205,756	57,614	82,791,057	(9,278,261)	73,570,410

Common stock issued for exercise of options	600,000	600	659,400	--	660,000
Stock-based compensation	--	--	1,104,216	--	1,104,216
Net loss	--	--	--	(13,313,915)	(13,313,915)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Compensation option and warrant modification	--	--	264,000	--	264,000
Stock purchase warrant modification	--	--	1,754,000	(1,754,000)	--
Stock-based compensation	--	--	1,581,105	--	1,581,105
Net loss	--	--	--	(4,424,247)	(4,424,247)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	(28,770,423)	59,441,569

Common stock issued for private placements (note 8)	9,941,177	9,941	8,440,059	--	8,450,000
Share issuance costs (note 8)	--	--	(463,804)	--	(463,804)
Stock-based compensation (note 10)	--	--	969,964	--	969,964
Net loss	--	--	--	(18,788,624)	(18,788,624)
Balance as at December 31, 2010	82,746,933	68,155	97,099,997	(47,559,047)	49,609,105

The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 7

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended Dec 31, 2010 $	Year ended Dec 31, 2009 $	Year ended Dec 31, 2008 $	Period from Inception, Aug 21, 2002 to Dec 31, 2010 $

Cash flows provided by (used in) operating activities:
Net loss	(18,788,624)	(4,424,247)	(13,313,915)	(44,485,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	41,289	55,619	32,202	129,110
Asset impairment	13,789,000	--	10,098,015	23,887,015
Depletion and depreciation	824,304	352,637	52,144	1,495,820
Gain on sale of equipment	--	--	--	(42,228)
Stock-based compensation (note 10)	717,629	918,685	626,257	7,548,216
Compensation option and warrant modification	--	264,000	--	504,000
Deferred income taxes	61,000	--	--	61,000
Changes in non-cash working capital (note 17)	(711,636)	714,647	(593,494)	38,937
	(4,067,038)	(2,118,659)	(3,098,791)	(10,863,177)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(9,039,941)	(11,222,450)	(16,073,528)	(58,092,726)
Other property and equipment additions	(19,849)	(34,174)	(50,067)	(1,575,324)
Proceeds on sale of equipment	--	--	--	82,800
Cash acquired on acquisition	--	--	--	3,034,666
Restricted deposits (note 4)	(127,000)	3,875,000	(7,414,520)	(8,222,000)
Changes in non-cash working capital (note 17)	(3,276,259)	362,465	3,274,862	5,773,835
	(12,463,049)	(7,019,159)	(20,263,253)	(58,998,749)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	8,450,000	--	660,000	84,062,165
Share issuance costs	(463,804)	--	--	(4,537,192)
Changes in non-cash working capital (note 17)	--	--	--	(1,911,942)
	7,986,196	--	660,000	77,613,031
Net increase (decrease) in cash and cash equivalents	(8,543,891)	(9,137,818)	(22,702,044)	7,751,105

Cash and cash equivalents, beginning of the year	16,294,996	25,432,814	48,134,858	--

Cash and cash equivalents, end of the year	7,751,105	16,294,996	25,432,814	7,751,105

Cash and cash equivalents
Current bank accounts	158,879	163,280	365,726	158,879
Short term deposits	7,592,226	16,131,716	25,067,088	7,592,226
	7,751,105	16,294,996	25,432,814	7,751,105
Cash taxes paid during the year	73,775	17,750	32,650

The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 8

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

1.         Organization and Nature of Operations

The Company is engaged in the pursuit of petroleum and natural gas through exploration and development in India, Israel and Colombia.  Since inception, the efforts of GeoGlobal have primarily been devoted to the pursuit of Production Sharing Contracts (PSCs) with the Gujarat State Petroleum Corporation (GSPC), Oil India Limited and the Government of India and the exploration and development thereof.  The Company is a Delaware corporation with common stock listed and traded on the NYSE Amex Exchange under the symbol GGR.

On August 29, 2003, the Company commenced oil and gas exploration activities.  As of December 31, 2010, the Company has not achieved its planned principal operations from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required by this status is that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principal operations.

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, the Company’s ability to continue as a going concern will be impaired.  The Company’s financial statements as at and for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  During the year ended December 31, 2010, the Company incurred a net loss of approximately $18.79 million, used approximately $4.07 million of cash flow in its operating activities, used approximately $12.46 million in its investing activities and had an accumulated deficit of approximately $47.56 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur expenditures to further its exploration programs.  The Company’s existing cash balance and any cash flow from operating activities is not sufficient to satisfy its current obligations and meet its commitments of $29.85 million over the next three years ending December 31, 2013, approximately $13.15 million of which is attributable to the twelve months ending December 31, 2011.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company deems it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.   There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures.

As at December 31, 2010, the Company has working capital of approximately $3.96 million which is available for the company’s future operations.  In addition, the Company has $5.02 million in restricted deposits pledged as security against the minimum work programs which will be released upon completion of the minimum work programs.

Should the going concern assumption not be appropriate and the Company not be able to realize its assets and settle its liabilities, commitments (as described in note 15) and contingencies (as described in note 16) in the normal course of operations, these audited consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

These audited consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if the Company is unable to continue as a going concern.

FS 9

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

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

Use of estimates
The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimated amounts due to factors such as fluctuations in interest rates, currency exchange rates, inflation levels and commodity prices, changes in economic conditions and legislative and regulatory changes.

Significant estimates with regard to the consolidated financial statements include the estimated carrying value of unproved properties, the estimated cost and timing related to asset retirement obligations, stock-based compensation and contingencies.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, balances with banks, money market mutual funds and highly liquid debt instruments purchased with an original maturity of three months or less.  Certain of the Company’s cash balances are maintained in foreign banks.  At times, the Company maintains deposits in financial institutions in excess of federally insured limits.

Property and equipment
Oil and natural gas properties
The Company uses the full cost method of accounting for its oil and natural gas properties.  Separate cost centers are maintained for each country in which the Company incurs costs.  Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other internal costs directly attributable to these activities.  Costs associated with production and general corporate activities, however, are expensed in the period incurred.  To the extent that support equipment is used in oil and gas activities, the related depreciation is capitalized.  Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such disposition would alter the depletion and depreciation rate by 25% or more.

Capitalized costs of development oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved reserves plus the lower of cost or fair value of unproven properties.  Should capitalized costs exceed this ceiling, an impairment is recognized.

The present value of estimated future net cash flows is computed by applying the average first-day-of-the-month prices during the previous twelve-month period of oil and natural gas to estimated future production of proved oil and natural gas reserves as of year-end less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

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

FS 10

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

3.         Significant Accounting Policies (continued)

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

Stock-based compensation plan
Compensation cost for all share-based payments are based on the fair value estimated and is recognized on a straight line basis over the vesting period for the award.  The Company accounts for transactions in which it issues equity instruments to acquire goods or services from non-employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The fair value of share-based payments is capitalized or expensed, with a corresponding increase to additional paid-in capital for the equity-classified awards, or the share-based payment liability for the liability-classified awards.  Upon exercise of stock options, the consideration paid upon exercise is recorded as additional value of common stock in additional paid-in capital.

Revenue recognition
Revenue from the sale of crude oil and gas is recognized upon the transfer of custody to the customer.

Comprehensive loss
Comprehensive loss includes all changes in equity except those resulting from investments made by owners and distributions to owners.  Comprehensive loss consists only of net loss for all periods presented.

Net loss per share
Basic per share amounts are computed by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding for the period.  Diluted per share amounts reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised to common stock.

The treasury stock method is used to determine the dilutive effect of the stock options.  The treasury stock method assumes any proceeds obtained upon exercise of options would be used to purchase common stock at the average market price during the period.  Under the treasury stock method, only options or other dilutive instruments for which the exercise price is less than the market value impact the dilution calculations.

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

FS 11

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

3.         Significant Accounting Policies (continued)

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

Financial instruments
The Company has estimated the fair value of its financial instruments which include cash and cash equivalents, restricted deposits, accounts receivable, accounts payable, accrued liabilities and amounts due to related companies.  The Company used market information available as at year end to determine that the carrying amounts of such financial instruments approximate fair value in all cases.

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

The term deposits securing these bank guarantees are as follows:

	December 31, 2010		December 31, 2009
	$		$
Exploration Blocks - India
Mehsana		--		160,000
Sanand/Miroli		1,300,000		1,300,000
Ankleshwar		734,000		1,490,000
Tarapur		--		940,000
DS 03		330,000		450,000
DS 04		1,247,000		215,000
KG Onshore		900,000		1,475,000
RJ 20		1,100,000		490,000
RJ 21		1,441,000		405,000
		7,052,000		6,925,000
Less: current portion of restricted deposit		(2,034,000)		--
		5,018,000		6,925,000

FS 12

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

4.         Restricted Deposits (continued)

The following term deposits are classified as current restricted deposits:

	December 31, 2010		December 31, 2009
	$		$
Sanand/Miroli		1,300,000		--
Ankleshwar		734,000		--
		2,034,000		--

Subsequent to December 31, 2010, the term deposit securing the bank guarantee amounting to $1,300,000 included in the current portion of restricted deposits has been released.

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties.

	December 31, 2010 $	December 31, 2009 $

Oil and natural gas properties (using the full-cost method)
Unproved properties	47,715,032	51,890,959
Proved properties	17,702,000	4,313,000
Total oil and natural gas properties	65,417,032	56,203,959
Building	889,609	889,609
Computer, office and other equipment	602,917	583,067
Total property and equipment	66,909,588	57,676,635
Accumulated impairment of oil and natural gas properties	(23,887,015)	(10,098,015)
Accumulated depletion	(1,060,700)	(293,700)
Accumulated depreciation	(586,163)	(471,916)
Total property and equipment, net	41,375,680	46,813,004

The oil and natural gas properties consist of contract interests in 10 exploration blocks in India, 3 exploration licenses held in Israel and 2 exploration licenses held in Colombia.

The Company has capitalized $599,234 (2009 - $1,098,345) of general and administrative costs directly related to exploration activities, including $252,335 (2009 - $662,420) of stock-based compensation expense.  In addition, the Company has capitalized $56,943 (2009 - $50,599) of support equipment depreciation.

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at December 31, 2010, to assess the ceiling limitation of its proved oil and natural gas properties.  At December 31, 2010, the Company’s net capitalized costs of proved oil and natural gas properties did exceed the ceiling limitation.  Accordingly, for the year ended December 31, 2010, the Company charged $13,789,000 (December 31, 2009 - $Nil and December 31, 2008 - $10,098,015) to the statement of operations for impairment charges. The impairment charge of $13,789,000 was recognized in the fourth quarter of 2010 as a result of ceiling limitation as at December 31, 2010.

FS 13

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

6.         Asset Retirement Obligation

Asset retirement obligations are recorded for legal obligations where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.

The following table summarizes the changes in the asset retirement obligation:

	December 31, 2010 $	December 31, 2009 $

Asset retirement obligation at beginning of year	775,000	633,598
Liabilities incurred	--	85,783
Liabilities released	(136,145)	--
Accretion expense	41,289	55,619
Asset retirement obligation at end of year	680,144	775,000

For the year ended December 31, 2010, no new obligations were incurred.  In determining the fair value of the asset retirement obligations, the estimated cash flows of new obligations incurred during the year ended December 31, 2009 have been discounted at 10%.  The total undiscounted amount of the estimated cash flows required to settle the obligations is $1,543,000 (2009 – $1,874,000), which is expected to be paid after five years.  The obligations will be settled on an ongoing basis over the useful lives of the operating assets, which extend up to 20 years in the future.

7.         Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, restricted deposits, accounts payable, accrued liabilities and amounts due to related companies approximate their estimated fair value due to their short term to maturity.

8.         Capital Stock

On October 15, 2010, the Company completed a registered direct offering and issued 7,000,000 common stock to an institutional investor at a price of $0.85 per common share for aggregate gross proceeds of $5,950,000.  The total share issuance costs of $161,850 associated with the offering were fully allocated to the common stock and recorded as share issuance costs and reduced additional paid-in capital.

On October 18, 2010, the Company completed a registered direct placement with an institutional investor pursuant to which the Company issued 2,941,177 Units at a price of $0.85 per Unit for aggregate gross proceeds of $2,500,000.  The 2,941,177 Units consist of 2,941,177 common stock, 1,470,588 callable warrants and 1,470,588 non-callable warrants.  The holder of each callable and non-callable warrant is entitled to subscribe for and purchase one common share of the Company at an exercise price of $1.00 per common share and the warrants are exercisable for a period beginning April 11, 2011 and expiring October 15, 2015.  The callable warrants may be called for cancellation by the Company for $0.001 per common share if the volume weighted average price of a share of common stock for each of 30 consecutive trading days (the “Measurement Period”) exceeds $3.00 and the average daily volume for such Measurement Period exceeds $350,000 per trading day.  The placement agent on this transaction was paid a cash fee of 6% of the aggregate gross proceeds raised in the placement totaling $150,000 and $20,000 towards reimbursement for certain of its expenses.  In addition, the Company issued the placement agent 176,471 warrants to purchase up to 176,471 common stock of the Company at an exercise price of $1.00 per common share.

The proceeds from the issuance of the Units have been allocated between the common stock and the warrants based on their fair value.  The fair value of the common share was determined based on the market price of the stock the day the registered direct placement closed.  The fair value of the warrants was based on a Black-Scholes option-pricing model and the following weighted average assumptions as at the date of the registered direct placement closing as follows:

Risk-free interest rate	1.20%
Expected life	5.0 years
Expected volatility	104.7%
Expected dividend yield	0%

The resulting allocation of the fair value to the common stock and the warrants (included as additional paid-in capital) was $507,000 and $1,993,000 respectively.

FS 14

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

8.         Capital Stock (continued)

The total share issuance costs of $301,954 associated with the offering of the Units were recorded as share issuance costs and reduced additional paid-in capital and allocated to the common stock and the warrants as follows:

	Common stock		Warrants		Total
	$		$		$

Proceeds from the Unit offering		507,000		1,993,000		2,500,000
Issuance costs for the Unit offering		(61,236)		(240,718)		(301,954)
		445,764		1,752,282		2,198,046

9.         Warrants

From time to time, the Company may issue compensation options, compensation warrants and or warrants (collectively the “Warrants”) in connection with a finance offering as an incentive to participate in such offerings.  The fair value of any Warrants issued is recorded as additional paid-in capital.  The fair value of the Warrants is determined using the Black-Scholes option pricing model.

Activity with respect to all warrants is presented below for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $
Outstanding warrants at the beginning of year	5,599,716	7.91	5,599,716	7.91	5,599,716	7.91
Warrants granted (note 8)	3,117,647	1.00	--	--	--	--
Warrants exercised	--	--	--	--	--	--
Warrants outstanding at the end of year	8,717,363	5.44	5,599,716	7.91	5,599,716	7.91
Exercisable at the end of year	5,599,716	7.91	5,599,716	7.91	5,599,716	7.91

The weighted average remaining life and exercise price as of December 31, 2010 is summarized below:

Warrants	Outstanding Warrants #	Weighted Average Remaining Life (Months)	Exercisable Warrants #	Weighted Average Exercise Price $
Compensation Options	535,944	5.6	535,944	5.55
Compensation Warrants	97,572	5.6	97,572	9.00
Share Purchase Warrants	8,083,847	25.6	4,966,200	5.39
	8,717,363	24.2	5,599,716	5.44

The Warrants have certain terms and conditions as follows:

Compensation options enable the holder to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2011.  Certain compensation options consist of one compensation option and one-half of one common share purchase warrant referred to as compensation warrants;

Compensation warrants enable the holder to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2011; and

Share Purchase Warrants enable certain holders to purchase one fully-paid non-assessable common share of the Company at a specified price up to June 20, 2011 and one half of one common share callable warrant and one-half of one common share non-callable warrant at a specified price up to October 15, 2015.

FS 15

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

9.         Warrants (continued)

Warrant Modification
On May 26, 2009, the Board of Directors approved a two-year extension for all compensation options, Compensation Warrants and Share Purchase Warrants from June 20, 2009 to June 20, 2011.  The Company has recorded the incremental difference in the fair value of the original and modified instruments on the date of modification.  The fair value of the modified instruments was determined using a Black-Scholes option-pricing model using the following assumptions prior to and as at the date of extension:

	June 20, 2009	September 9, 2007	September 6, 2007
Risk-free interest rate	1.25%	4.08%	4.28%
Expected life	2.0 years	22 months	4 days
Expected volatility	127.7%	75%	134%
Expected dividend yield	0%	0%	0%

The resulting incremental fair value of $1,754,000 associated with the Stock Purchase Warrants was recorded as a charge to the deficit in the year ended December 31, 2009, with a corresponding entry to additional paid-in capital.  The resulting incremental fair value of the Compensation Options and the Compensation Warrants of $264,000 was recorded as a charge to general and administrative expense in the year ended December 31, 2009, with a corresponding entry to additional paid-in capital.

10.         Stock Options

The Company’s 1998 stock incentive plan (1998 Plan)
Under the terms of the 1998 Plan, as amended, 12,000,000 common stock were reserved for issuance on exercise of options granted under the 1998 Plan.  The 1998 Plan terminated on December 4, 2008 and as such, there are no options to be granted under the 1998 Plan, however, as at December 31, 2010, there are 1,800,000 options that were granted prior to December 4, 2008 which are currently outstanding and are able to be exercised.

The Company’s 2008 stock incentive plan (2008 Plan)
Under the terms of the 2008 Plan, 12,000,000 common stock have been reserved for issuance on exercise of options granted under the 2008 Plan.  As at December 31, 2010, the Company had 9,250,000 common stock remaining for the grant of options under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) May 30, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

Stock-based compensation
The Company is required to recognize compensation cost for stock-based compensation arrangements with employees, non-employee consultants and non-employee directors based on their fair value using the Black-Scholes option-pricing model, such cost to be expensed over the respective vesting periods.  For awards with graded vesting, in which portions of the award vest in different periods, the Company recognizes compensation costs over the vesting periods for each separate vested tranche.

The following table summarizes stock-based compensation for employees, non-employee consultants and independent directors:
	Year ended Dec 31, 2010 $	Year ended Dec 31, 2009 $	Year ended Dec 31, 2008 $	Period from Inception, Aug 21, 2002 to Dec 31, 2010 $

Stock-based compensation
Consolidated Statements of Operations
General and administrative	700,433	778,845	674,547	4,132,128
Consulting fees	17,196	139,840	(48,290)	3,416,088
	717,629	918,685	626,257	7,548,216
Consolidated Balance Sheets
Property and equipment	252,335	662,420	477,959	5,410,003
	969,964	1,581,105	1,104,216	12,958,219

FS 16

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

10.         Stock Options (continued)

At December 31, 2010, the total compensation cost related to non-vested awards not yet recognized was $318,649 (December 31, 2009 – $382,483 and December 31, 2008 - $1,719,349) which will be recognized over a weighted-average period of nine months.  During the years ended December 31, 2010 and 2009, no options were exercised.  During the year ended December 31, 2008, 600,000 options were exercised for total gross proceeds of $660,000.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Year ended Dec 31, 2010	Year ended Dec 31, 2009	Year ended Dec 31, 2008

Fair value of stock options granted (per option)	$0.90	$0.66	$1.25
Risk-free interest rate	2.6%	1.5%	1.3%
Volatility	129.7%	115.0%	102.0%
Expected life	8.4 years	3.3 years	3.8 years
Dividend yield	0%	0%	0%

Stock option table
Activity with respect to all stock options is presented below for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $

Options outstanding at beginning of year	4,440,000	3.48	5,325,000	3.69	4,470,000	4.04
Options granted	1,280,000	1.58	280,000	1.15	1,575,000	1.94
Options exercised	--	--	--	--	(600,000)	1.10
Options expired	(1,060,000)	5.03	(1,060,000)	4.03	(110,000)	6.50
Forfeitures and cancellations	(110,000)	1.72	(105,000)	2.67	(10,000)	7.52
Options outstanding at end of year	4,550,000	2.72	4,440,000	3.48	5,325,000	3.69

Outstanding aggregate intrinsic value	$25,000		$711,700		$--

Exercisable at end of year	3,252,500	3.04	3,487,500	3.99	3,610,000	4.37

Exercisable aggregate intrinsic value	$--		$240,325		$--

The weighted average remaining life by exercise price as of December 31, 2010 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Remaining Life Months	Exercisable Shares #	Weighted Average Exercise Price $
0.01 - 0.99	250,000	116.6	--	0.69
1.00 - 1.99	1,853,800	39.7	1,452,500	1.61
2.00 - 2.99	323,800	112.9	--	2.25
3.00 - 4.99	1,672,400	76.1	1,350,000	3.83
5.00 - 5.99	400,000	65.7	400,000	5.07
6.00 - 6.99	50,000	48.0	50,000	6.81
	4,550,000	64.9	3,252,500	2.72

FS 17

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

11.           Related Party Transactions
Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.

Roy Group (Mauritius) Inc.
In March 2003, the Company entered into a Participating Interest Agreement with Roy Group (Mauritius) Inc. (a corporate entity controlled by a director and principal stockholder of the Company), whereby the Company assigned and holds in trust for Roy Group (Mauritius) Inc. 50% of the benefits and obligations of the production sharing contract covering the KG Offshore Block leaving the Company with a net 5% participating interest in the KG Offshore Block.  The assignment of interest is subject to approval by the Government of India.

Under the terms of the Participating Interest Agreement and until approval by the Government of India, the Company retains the exclusive right to deal with Roy Group (Mauritius) Inc. to the KG Offshore Block and is entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Inc.  The Company has a right of set-off against sums owing to GeoGlobal by Roy Group (Mauritius) Inc.  In the event that the Government of Indian consent is delayed or denied, resulting in either Roy Group (Mauritius) Inc. or the Company being denied an economic benefit it would have realized under the Participating Interest Agreement, the parties agreed to amend the Participating Interest Agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the Participating Interest Agreement.

Roy Group (Barbados) Inc. (RGB)
RGB is a corporate entity controlled by a director and principal stockholder of the Company.  Effective August 18, 2010, RGB charges consulting fees based on the time expended to provide technical services to the Company as assigned by the Company and to bring new oil and gas opportunities to the Company.  From the period of August 29, 2003 to August 17, 2010, RGB provided services under a Technical Services Agreement for consideration of $350,000 per year.  Consulting fees paid to RGB are as outlined and recorded below:

	Year ended Dec 31, 2010		Year ended Dec 31, 2009		Year ended Dec 31, 2008		Period from Inception, Aug 21, 2002 to Dec 31, 2010
	$		$		$		$
Consolidated Statements of Operations
Consulting fees		209,179		262,500		175,000		915,346
Consolidated Balance Sheets
Property and equipment		141,532		87,500		175,000		1,478,698
		350,711		350,000		350,000		2,394,044

No options were granted during the years ended December 31, 2010, 2009 and 2008 to the principal of RGB.

At December 31, 2010, the Company owed RGB $16,200 (December 31, 2009 - $63,087) for services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

D.I. Investments Ltd. (DI)
DI is a corporate entity controlled by an officer of the Company.  DI charged consulting fees to the Company up to August 17, 2010 for management, financial and accounting services rendered.  Subsequent to August 17, 2010, the officer’s compensation is included in general and administrative expenses.  Consultancy fees paid to DI are as outlined and recorded below:

	Year ended Dec 31, 2010		Year ended Dec 31, 2009		Year ended Dec 31, 2008		Period from Inception, Aug 21, 2002 to Dec 31, 2010
	$		$		$		$
Consolidated Statements of Operations
Consulting fees		133,827		212,750		212,750		1,261,042

No options were granted during the years ended December 31, 2010, 2009 and 2008 to the principal of DI.

At December 31, 2010, the Company owed DI $nil (December 31, 2009 – $35,907) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

FS 18

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

11.         Related Party Transactions (continued)

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of a director and principal stockholder of the Company.  Amicus charged consulting fees to the Company for IT and computer-related services rendered, as outlined and recorded below:

	Year ended Dec 31, 2010		Year ended Dec 31, 2009		Year ended Dec 31, 2008		Period from Inception, Aug 21, 2002 to Dec 31, 2010
	$		$		$		$
Consolidated Statements of Operations
Consulting fees		51,783		55,782		89,204		392,476

On May 27, 2010, 60,000 options were granted to the principal of Amicus at exercise prices of $1.50 for 20,000 options, $2.25 for 20,000 options and $3.00 for 20,000 options which expire on May 27, 2020 and 30,000 options vested on December 31, 2010 and 30,000 options vest on June 30, 2011.  No options were granted during the year ended December 31, 2009.  On December 18, 2008, 60,000 options were granted to the principal of Amicus at an exercise price of $1.72 which expire on December 31, 2011 and 30,000 options vested on each of March 31, 2009 and March 31, 2010, respectively.  The compensation cost (recovery) for stock-based compensation arrangements is outlined and recorded below:

Consolidated Statements of Operations
Consulting fees	27,231	39,489	(30,580)	652,345

At December 31, 2010, the Company owed Amicus $11,355 (December 31, 2009 - $24,560) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

12.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Year ended Dec 31, 2010 $	Year ended Dec 31, 2009 $	Year ended Dec 31, 2008 $

Net loss for the year	(18,788,624)	(4,424,247)	(13,313,915)
Stock purchase warrant modification	--	(1,754,000)	--
Net loss available to common stockholders	(18,788,624)	(6,178,247)	(13,313,915)

Weighted average number of common stock outstanding:
Basic	74,878,761	68,107,126	67,407,395
Impact of securities convertible into common stock	658,423	19,014	502,013
Diluted	75,537,184	68,126,140	67,909,408

Per share amounts
Basic and diluted	(0.25)	(0.09)	(0.20)

Securities excluded from denominator as anti-dilutive:
Stock options	4,020,000	4,160,000	3,950,000
Warrants	4,966,200	4,966,200	4,966,200
Compensation options	535,944	535,944	535,944
Compensation option warrants	97,572	97,572	97,572
	9,619,716	9,759,716	9,549,716

FS 19

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

13.         Income Taxes

Income tax expense
The Company or its subsidiaries operate in the United States, Canada, Barbados and India and the Company is subject to taxation in each of these jurisdictions.  The income tax expense (benefit) reported differs from the amount computed by applying the United States statutory rate to income (loss) before income taxes for the following items:

	Year ended Dec 31, 2010		Year ended Dec 31, 2009		Year ended Dec 31, 2008		Period from Inception, Aug 21, 2002 to Dec 31, 2010
	$		$		$		$

Net loss before tax		(18,682,124)		(4,424,246)		(13,313,915)		(44,378,547)
US statutory tax rate		34.0%		35.0%		35.0%		-
Expected income tax benefit		(6,351,922)		(1,548,486)		(4,659,870)		(15,346,653)
Excess of US statutory tax rate over foreign tax rate		4,834,656		244,407		3,472,516		8,986,796
Non-deductible expenditures		577,343		496,471		256,544		3,302,511
Expiry of capital losses		--		--		2,061,731		2,061,731
Expiry of non-capital losses		--		--		--		2,175,950
Acquisition and utilization of losses		--		--		--		(4,467,769)
Tax rate differential and valuation allowance		368,262		150,479		--		52,909
Other		10,203		(11,346)		(16,049)		227,894
		(561,458)		(668,475)		(1,114,872)		(3,006,631)
Valuation allowance		667,958		668,475		1,114,872		3,113,131
Total income tax expense		106,500		--		--		106,500

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

	Year ended Dec 31, 2010 $	Year ended Dec 31, 2009 $

Difference between tax base and reported amounts of depreciable assets	465,118	550,730
Non-capital loss carry forwards	2,585,415	1,892,845
	3,050,533	2,443,575
Valuation allowance	(3,111,533)	(2,443,575)
Deferred income tax asset/(liability)	(61,000)	--

To date, the Company has incurred operating losses since inception.  This general pattern does not allow the Company to project sufficient sources of future taxable income to offset our net deferred tax assets.  Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not” criteria, and as a result, a valuation allowance has been recorded to off-set the net deferred tax asset at December 31, 2010.

FS 20

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

13.         Income Taxes (continued)

Loss carry forwards
At December 31, 2010, the Company has non-capital loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements:

Tax Jurisdiction	Amount $	Expiry Dates Commence (year)
United States	7,056,000	2023
Canada	337,000	2026
Barbados	4,085,000	2013
	11,478,000

At December 31, 2010, there are no capital losses to carry forward.

14.         Segmented Information

The majority of the Company’s oil and natural gas exploration activities is conducted in India.  All of the oil and gas sales are generated from India and are sold within the India markets.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	December 31, 2010 $	December 31, 2009 $

Property and equipment, net
India	39,693,301	46,703,331
Israel	1,459,476	--
Colombia and Canada	222,903	109,673
	41,375,680	46,813,004

15.         Commitments

Pursuant to current production sharing and other contracts, the Company is required to perform minimum exploration activities that include various types of surveys, acquisition and processing of seismic data and drilling of exploration wells.  These obligations have not been provided for in the financial statements.

The anticipated payments due under these agreements in effect at December 31, 2010 are as follows:

	Operating Leases	Production Sharing Contracts
	$	$
2011	192,000	11,052,000
2012	192,000	9,289,000
2013	16,000	7,412,000
2014 and thereafter	--	--
	400,000	27,753,000

In June 2010, Oil India Limited, the operator of the KG Onshore Block, approved an increase of the Company’s participating interest from 10% to 20%, subject to Government of India approval.  If approval is granted, the Company’s commitments would increase by $1.80 million in 2011, $2.27 million in 2012 and $5.23 million in 2013.  To date, approval has not been granted.

Subsequent to December 31, 2010, and pursuant to licenses relating to the Company’s Israeli interests, the Company’s commitments increased by approximately $2.1 million in 2011.

The Company has an office lease commitment in Calgary, Alberta, Canada which expires January 2013.

FS 21

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

16.         Contingencies

GSPC Dispute
GSPC, the operator of the KG Offshore Block in which the Company has a net 5% carried interest, has been seeking from the Company, payment of its pro rata portion of the amount by which the sums expended by GSPC under all phases for the minimum work program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be the Company’s pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

GSPC contends that this excess amount is not within the terms of the Carried Interest Agreement and asserts that the Company is required to pay 10% of the exploration expenses over and above gross costs of $109.7 million (10% being $10.97 million) (including the net 5% interest of Roy Group (Mauritius) Inc.) plus interest.

GSPC advised the Company on November 5, 2008 that the minimum work program for the KG Offshore Block had been completed in September 2008.  Further, GSPC elected to undertake an additional work program over and above the minimum work program as either Joint Operations or as Exclusive Operations under the terms of the PSC and advised that the Company must elect whether to participate in these additional exploration activities as a Joint Operation or alternatively, GSPC would conduct these drilling activities as Exclusive Operations, as defined in the PSC.

On November 13, 2008 the Company advised GSPC that it exercised its right to participate in the drilling operations proposed in the November 5, 2008 GSPC letter as a Joint Operation under the terms of the PSC and Joint Operating Agreement and  pursuant to the terms of our Carried Interest Agreement with GSPC.  As such, the Company continues to be of the view that it is carried for 100% of its entire share of any and all costs during the additional exploration phase prior to the start of initial commercial production and that the Carried Interest Agreement extends through the exploration period of the PSC.

In August 2010 GSPC advised the Company that it is of the view that the technical and other advice provided by the Company in the preparation of the parties’ original bid document submitted to the Government of India in 2002 under NELP-III has proven to be incorrect causing GSPC’s costs in the project to exceed its estimate.  GSPC asserts that by reason of the foregoing the Carried Interest Agreement between the parties is void and consequently the PSC to which the Government of India is party and the Joint Operating Agreement are also void.

The Company has advised GSPC that under the terms of the Carried Interest Agreement (the terms of which are also incorporated into the PSC and the Joint Operating Agreement) they have no right to such payment under the Carried Interest Agreement.  The Company has advised GSPC that the Company fulfilled its obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the Carried Interest Agreement.  The Company obtained the opinion of prominent Indian legal counsel who has advised that under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, the Company is not liable to pay any amount to GSPC for costs or expenses incurred or otherwise before reaching the stage of commercial production.

The Company disputes these positions of GSPC and the conclusions reached by GSPC and continue to state that the Company holds a gross 10% interest in the KG Offshore Block (including the 5% interest of Roy Group (Mauritius) Inc.).  In a KG Offshore Block Management Committee meeting held in October, 2010, the Management Committee (of which the Government of India is a member) advised GSPC to resolve these issues with the Company at the earliest and requested GSPC to maintain status quo until the issues are resolved.

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).  Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011, total costs projected were $601 million with approximately $446 million spent by December 31, 2010 (10% being $60.1 million and $44.6 million respectively).  Therefore, management estimates that the amount of GSPC’s claim as of December 31, 2010 to be approximately $189 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.  The Company disputes this assertion of GSPC.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by the Company to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting the Company’s management has again met with senior management of GSPC to continue its effort to reach an amicable resolution.  However, no settlement agreement has been reached as of March 30, 2011 and there can be no assurance that this matter will be settled amicably.

FS 22

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

16.         Contingencies (continued)

Other Matters
The Company previously determined that one of its subsidiaries was in breach of certain regulatory requirements of the jurisdiction of its organization.  The subsidiary’s non-compliance with these regulations may have resulted in a financial penalty being imposed against the subsidiary in an amount in the range of anywhere from $nil to $3.2 million at the discretion of the regulatory authority.  The Company took appropriate steps to remedy the matter and as a result of the steps taken, the Company paid a financial penalty of $3,000 and this matter is now fully resolved.

17.         Supplemental Disclosure of Cash Flow Information
Changes in non-cash working capital were as follows:

	Year ended Dec 31, 2010		Year ended Dec 31, 2009		Year ended Dec 31, 2008
	$		$		$
(Increase) decrease in non-cash working capital
Accounts receivable		(2,253,149)		165,611		(57,665)
Prepaids and deposits		(225,086)		68,741		(142,007)
Accounts payable		(1,899,551)		3,886,099		939,007
Accrued liabilities		485,890		(3,133,977)		1,975,269
Due to related companies		(95,999)		90,638		(33,236)
Net change in non-cash working capital		(3,987,895)		1,077,112		2,681,368
Relating to:
Operating activities		(711,636)		714,647		(593,494)
Investing activities		(3,276,259)		362,465		3,274,862
		(3,987,895)		1,077,112		2,681,368

18.           Supplementary Oil and Gas Information (Unaudited)

This supplementary oil and natural gas information is provided in accordance with the United States Financial Accounting Standards Board (“FASB”) Topic 932 – “Extractive Activities – Oil and Gas”.

Net Proved Oil and Natural Gas Reserves
The Company retains qualified independent reserves evaluators to evaluate the Company’s proved oil and natural gas reserves.
•	For the years ended December 31, 2010 and 2009 the reports by Chapman Petroleum Engineering Ltd. (“Chapman”) covered 100% of the Company’s oil and natural gas reserves.
•	For the year ended December 31, 2008 the Company had no oil and natural gas reserves.

Proved oil and natural gas reserves, as defined within the SEC Rule 4-10(a)(22) of Regulation S-X, are those quantities of oil and gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time of which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether determinable or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  Developed oil and natural gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate is the extraction is by means not involving a well.

Estimates of oil and natural gas reserves are subject to uncertainty and will change as additional information regarding producing fields and technology becomes available and as future economic and operating conditions change.

FS 23

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

18.           Supplementary Oil and Gas Information (Unaudited) (continued)

The following table summarizes the Company’s proved developed and undeveloped oil and natural gas reserves within India, net of royalties, as at December 31, 2010, 2009 and 2008:

Oil (MBbls)	2010	2009	2008
Proved reserves as at January 1	118	--	--
Extensions and discoveries	--	131	--
Production	(11)	(13)	--
Revision of prior estimates	(52)	--	--
Proved Reserves as at December 31	55	118	--

Proved - developed:
Producing	55	100	--
Non producing	--	18	--
Proved - undeveloped	--	--	--
Reserves, as at December 31	55	118	--

Natural Gas (MMcf)	2010	2009	2008
Proved reserves as at January 1	89	--	--
Extensions and discoveries	--	105	--
Production	(22)	(16)	--
Revision of prior estimates	88	--	--
Proved Reserves as at December 31	155	89	--

Proved - developed:
Producing	155	89	--
Non producing	--	--	--
Proved - undeveloped	--	--	--
Reserves, as at December 31	155	89	--

Capitalized Costs Related to Oil and Natural Gas Properties
	$2010	$2009	$2008
Proved properties	17,702,000	4,313,000	--
Unproved properties	47,715,032	51,890,959	44,182,707
	65,417,032	56,203,959	44,182,707

Less: Accumulated impairment	23,887,015	10,098,015	10,098,015
Less: Accumulated depletion	1,060,700	293,700	--
Net capitalized costs	40,469,317	45,812,244	34,084,692

FS 24

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

18.           Supplementary Oil and Gas Information (Unaudited) (continued)

Cost Incurred in Oil and Natural Gas Activities
	$2010	$2009	$2008
Development
India	7,618,315	4,313,000	--
Exploration
India	--	7,708,252	7,991,673
Israel	1,459,476	--	--
Colombia	135,282	--	--
Costs incurred	9,213,073	12,021,252	7,991,673

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

Future net revenues, development, production and restoration costs have been based upon the estimates referred to above. The following tables summarize the Company’s future net cash flows relating to proved oil and natural gas reserves based on the standardized measure as prescribed in FASB Topic 932 – “Extractive Activities – Oil and Gas”:

	$2010	$2009	$2008
Future cash inflows	5,208,000	11,567,000	--
Future operating costs	(1,513,000)	(2,637,000)	--
Future asset retirement obligations	(84,000)	(84,000)	--
Future income taxes	--	(110,000)	--

Future net cash flows	3,611,000	8,736,000	--
10% discount factor	(755,000)	(2,932,000)	--
Standardized measure	2,856,000	5,804,000	--

FS 25

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2010

19.         Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information for 2010 and 2009:

	For the three months ended
	March 31		June 30		September 30		December 31
	$		$		$		$
2010
Oil and gas sales		191,217		234,672		220,435		144,018

Interest income		18,355		11,302		9,958		12,992

Net loss		(1,028,044)		(1,084,673)		(1,167,928)		(15,480,971)

Net loss per share – basic and diluted		(0.01)		(0.01)		(0.02)		(0.21)
2009
Oil and gas sales		--		190,048		300,394		171,480

Interest income		114,096		83,933		65,169		36,352

Net loss		(1,166,896)		(1,146,442)		(900,305)		(1,210,604)

Net loss per share – basic and diluted		(0.02)		(0.04)		(0.01)		(0.02)

TOC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GeoGlobal Resources Inc.

By:           /s/ Sunil Karkera
Sunil Karkera
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul B. Miller Paul B. Miller	Director, President and Chief Executive Officer	March 31, 2011

/s/ Sunil Karkera Sunil Karkera	Chief Financial Officer “Chief Accounting Officer”	March 31, 2011

/s/ Jean Paul Roy Jean Paul Roy	Director	March 31, 2011

/s/ Brent J. Peters Brent J. Peters	Director	March 31, 2011

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director (On leave)	March 31, 2011

/s/ Michael J. Hudson Michael J. Hudson	Director	March 31, 2011

/s/ David D. Conklin David D. Conklin	Director (and Interim Chairman of the Board)	March 31, 2011

/s/ Anoop Poddar Anoop Poddar	Director	March 31, 2011