Form 10-K/A
period 2010-12-31
GEOGLOBAL RESOURCES INC.
filed 2011-04-05
CIK 896726

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 (this “Amendment”) is being filed to amend the Annual Report on Form 10-K of GeoGlobal Resources Inc. (the “Company”) for the year ended December 31, 2010 originally filed on March 31, 2011 (the “Original Filing”).

Table 1 “Summary of Company Reserves and Economics Before Income Tax” and Table 1T “Summary of Company Reserves and Economics After Income Tax” contained in the Chapman Engineering Report filed as Exhibit 10.35 to the Original Filing contained certain inaccuracies which this Amendment is being filed to correct.  Exhibit 10.35 “Chapman Engineering Report” filed herewith will replace that filed with the Original Filing.  In addition, this Amendment includes as Exhibit 23.3 the consent of Chapman Petroleum Engineering Ltd. which was omitted from the Original Filing.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures.  Accordingly, this Amendment should be read together with any other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.  Information not affected by this Amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-K with the Securities and Exchange Commission on March 31, 2011.  The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly to make a statement not misleading.  The following items have been amended:

TABLE OF CONTENTS

PAGE
Part II. – OTHER INFORMATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                     1
Signatures                                                                                                             2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

The following exhibits are being filed as part of this Annual Report on Form 10-K/A:

10.35         Chapman Engineering Report
23.3           Consent of Chapman Petroleum Engineering Ltd.
31.1           Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2           Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1           Certification of President and Chief Executive Officer Pursuant to Section 1350
32.2           Certification of Chief Financial Officer Pursuant to Section 1350

(1)

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

Signature	Title	Date
/s/ Paul B. Miller Paul B. Miller	Director, President and Chief Executive Officer	April 5, 2011

/s/ Sunil Karkera Sunil Karkera	Chief Financial Officer “Chief Accounting Officer”	April 5, 2011

/s/ Jean Paul Roy Jean Paul Roy	Director	April 5, 2011

/s/ Brent J. Peters Brent J. Peters	Director	April 5, 2011

/s/ Peter R. Smith Peter R. Smith	Chairman of the Board and Director (On leave)	April 5, 2011

/s/ Michael J. Hudson Michael J. Hudson	Director	April 5, 2011

/s/ David D. Conklin David D Conklin	Director (and Interim Chairman of the Board)	April 5, 2011

/s/ Anoop Poddar Anoop Poddar	Director	April 5, 2011

(2)