Form 10-Q
period 2011-03-31
GEOGLOBAL RESOURCES INC.
filed 2011-05-16
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011;
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite #200, 625 – 4 Avenue SW, Calgary, Alberta, Canada	T2P 0K2
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+1 403-777-9250

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

The number of shares outstanding of the registrant’s common stock as of May 16, 2011 was 82,746,933

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2011 and March 31, 2010 and for the period from inception on August 21, 2002 to March 31, 2011	4

	Unaudited Consolidated Statements of Stockholders' Equity as at March 31, 2011	5

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010 and for the period from inception on August 21, 2002 to March 31, 2011	6

	Notes to the Unaudited Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.	Controls and Procedures	25

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	26

ITEM 6.	Exhibits	29

TOC

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current
Cash and cash equivalents	4,232,956	7,751,105
Restricted deposits (note 4)	8,379,500	2,034,000
Accounts receivable	1,132,508	2,317,180
Prepaids expenses and deposits	333,235	398,404
	14,078,199	12,500,689

Restricted deposits (note 4)	--	5,018,000
Equity investee	210,000	--
Property and equipment (notes 5 and 8)	41,873,563	41,375,680

	56,161,762	58,894,369

Liabilities
Current
Accounts payable	6,400,290	6,834,061
Accrued liabilities	495,312	1,682,504
Due to related companies (note 8)	36,813	27,555
	6,932,415	8,544,120

Deferred income taxes	61,000	61,000
Asset retirement obligation	694,209	680,144
	7,687,624	9,285,264
Stockholders' Equity
Capital stock
Authorized
125,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
82,746,933 common shares (December 31, 2010 – 82,746,933)	68,155	68,155
Additional paid-in capital	97,446,447	97,099,997
Deficit accumulated during the development stage	(49,040,464)	(47,559,047)
	48,474,138	49,609,105

	56,161,762	58,894,369
See Going Concern (note 2), Commitments (note 11), Contingencies (note 12) The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from Inception, August 21, 2002 to March 31, 2011

Revenue and other income
Oil and gas sales	142,912	191,217	1,595,176
Interest income	10,414	18,355	5,924,148
Gain on sale of equipment	--	--	42,228
	153,326	209,572	7,561,552

Expenses
Operating	33,846	62,665	306,021
General and administrative	1,079,687	668,672	14,859,599
Consulting fees (note 8)	195,164	182,651	7,506,866
Professional fees	191,268	116,494	4,984,139
Depletion and depreciation	93,841	108,368	1,589,661
Accretion	14,065	16,045	143,175
Foreign exchange loss	7,675	26,908	125,843
Impairment of oil and gas properties	--	--	23,887,015
	1,615,546	1,181,803	53,402,319

Net loss before tax	(1,462,220)	(972,231)	(45,840,767)

Current income tax	(19,197)	(7,313)	(64,697)
Deferred income tax	--	(48,500)	(61,000)
Net loss and comprehensive loss after tax	(1,481,417)	(1,028,044)	(45,966,464)

Warrant modification	--	--	(3,074,000)

Net loss and comprehensive loss attributable to common stockholders	(1,481,417)	(1,028,044)	(49,040,464)

Basic and diluted net loss per share (note 9)	(0.02)	(0.01)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders’ Equity $
For the period from inception August 21, 2002 to December 31, 2008
Common shares issued	58,150,068	58,214	76,660,911	--	76,719,125
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Share issuance cost	--	--	(4,778,844)	--	(4,778,844)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	10,407,150	--	10,407,150
Net loss	--	--	--	(21,272,176)	(21,272,176)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Compensation option and warrant modification	--	--	264,000	--	264,000
Stock purchase warrant modification	--	--	1,754,000	(1,754,000)	--
Stock-based compensation	--	--	1,581,105	--	1,581,105
Net loss	--	--	--	(4,424,247)	(4,424,247)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	(28,770,423)	59,441,569

Common stock issued for private placements	9,941,177	9,941	8,440,059	--	8,450,000
Share issuance costs	--	--	(463,804)	--	(463,804)
Stock-based compensation	--	--	969,964	--	969,964
Net loss	--	--	--	(18,788,624)	(18,788,624)
Balance as at December 31, 2010	82,746,933	68,155	97,099,997	(47,559,047)	49,609,105

Stock-based compensation (note 7)	--	--	346,450	--	346,450
Net loss	--	--	--	(1,481,417)	(1,481,417)
Balance as at March 31, 2011	82,746,933	68,155	97,446,447	(49,040,464)	48,474,138

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from Inception, August 21, 2002 to March 31, 2011

Cash flows provided by (used in) operating activities:
Net loss	(1,481,417)	(1,028,044)	(45,966,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	14,065	16,045	143,175
Asset impairment	--	--	23,887,015
Depletion and depreciation	93,841	108,368	1,589,661
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 7)	247,954	66,591	7,796,170
Compensation option & warrant modification	--	--	504,000
Deferred income taxes	--	48,500	61,000
Changes in non-cash working capital (note 13)	(603,983)	(377,275)	(565,046)
	(1,729,540)	(1,165,815)	(12,592,717)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(491,615)	(1,243,572)	(58,584,341)
Other property and equipment additions	(1,613)	(344)	(1,576,937)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits (note 4)	(1,327,500)	940,000	(9,549,500)
Investment addition	(210,000)	--	(210,000)
Changes in non-cash working capital (note 13)	242,119	(3,114,069)	6,015,954
	(1,788,609)	(3,417,985)	(60,787,358)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	--	--	84,062,165
Share issuance costs	--	--	(4,537,192)
Changes in non-cash working capital (note 13)	--	--	(1,911,942)
	--	--	77,613,031
Net increase (decrease) in cash and cash equivalents	(3,518,149)	(4,583,800)	4,232,956

Cash and cash equivalents, beginning of the period	7,751,105	16,294,996	--

Cash and cash equivalents, end of the period	4,232,956	11,711,196	4,232,956

Cash and cash equivalents
Current bank accounts	1,620,630	3,696,986	1,620,630
Short term deposits	2,612,326	8,014,210	2,612,326
	4,232,956	11,711,196	4,232,956

Cash taxes paid during the period	26,352	7,313

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2011

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

On August 29, 2003, the Company commenced oil and gas exploration activities.  As of March 31, 2011, the Company has not achieved its planned principal operations from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required by this status is that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principal operations.

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, the Company’s ability to continue as a going concern will be impaired.   The Company’s financial statements as at and for the period ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  During the period ended March 31, 2011, the Company incurred a net loss of approximately $1.5 million, used approximately $1.7 million of cash flow in its operating activities, used approximately $1.8 million in its investing activities and had an accumulated deficit of approximately $49.0 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur expenditures to further its exploration programs.  The Company’s existing cash balance and any cash flow from operating activities is not sufficient to satisfy its current obligations and meet its commitments of $29.7 million over the next three years, approximately $14.7 million of which is attributable to the twelve months ending March 31, 2012.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company deems it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.   There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures.

As at March 31, 2011, the Company has working capital of approximately $7.1 million which is available for the Company’s future operations.

Should the going concern assumption not be appropriate and the Company is not able to realize its assets and settle its liabilities, commitments (as described in note 11) and contingencies (as described in note 12) in the normal course of operations, these unaudited consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

These unaudited consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if the Company is unable to continue as a going concern.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2011

3.         Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have not been audited and are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these unaudited consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at March 31, 2011 and December 31, 2010, the results of operations and cash flows for the three months ended March 31, 2011 and 2010 and for the period from inception of August 21, 2002 to March 31, 2011.  In preparing these accompanying unaudited consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and related disclosures. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or circumstances.

Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of consolidation
These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  A significant portion of the Company’s activities conducted jointly with others and the unaudited consolidated financial statements reflect only the Company’s proportionate interest in such activities.  Investment in companies where the company has the ability to exercise significant influence but not control, are accounted for using the equity method.  All inter-company balances and transactions have been eliminated in consolidation.

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

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2011

4.         Restricted Deposits (continued)

The term deposits securing these bank guarantees are as follows:
	March 31, 2011		December 31, 2010
	$		$
Exploration Blocks – India
Sanand/Miroli		--		1,300,000
Ankleshwar		734,000		734,000
DS 03		599,000		330,000
DS 04		1,975,000		1,247,000
KG Onshore		1,358,500		900,000
RJ 20		1,374,500		1,100,000
RJ 21		2,338,500		1,441,000
		8,379,500		7,052,000
Less: current portion of restricted deposit		(8,379,500)		(2,034,000)
		--		5,018,000

The following term deposits are classified as current restricted deposits:
	March 31, 2011		December 31, 2010
	$		$
Exploration Blocks - India
Sanand/Miroli		--		1,300,000
Ankleshwar		734,000		734,000
DS 03		599,000		--
DS 04		1,975,000		--
KG Onshore		1,358,500		--
RJ 20		1,374,500		--
RJ 21		2,338,500		--
		8,379,500		2,034,000

Subsequent to March 31, 2011, term deposits securing bank guarantees amounting to $5,304,500 included in the current portion of restricted deposits have been released.

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties.

	March 31, 2011 $	December 31, 2010 $
Oil and natural gas properties (using the full-cost method)
Unproved properties	48,315,104	47,715,032
Proved properties	17,702,000	17,702,000
Total oil and natural gas properties	66,017,104	65,417,032
Building	889,609	889,609
Computer, office and other equipment	604,530	602,917
Total property and equipment	67,511,243	66,909,558
Accumulated impairment of oil and natural gas properties	(23,887,015)	(23,887,015)
Accumulated depletion	(1,143,700)	(1,060,700)
Accumulated depreciation	(606,965)	(586,163)
Total property and equipment, net	41,873,563	41,375,680

The oil and natural gas properties consist of contract interests in 10 exploration blocks in India, 3 exploration licenses held in Israel and 2 exploration licenses held in Colombia.

The Company has capitalized $191,543 (March 31, 2010 – $112,995) of general and administrative expenses directly related to exploration activities.  These amounts include $98,496 (March 31, 2010 – $5,158) of capitalized stock-based compensation expense and capitalized support equipment depreciation of $9,961 (March 31, 2010 - $23,666).

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2011

5.         Property and Equipment (continued)

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at March 31, 2011, to assess the ceiling limitation of its proved oil properties.  At March 31, 2011, the Company’s net capitalized costs of proved oil and natural gas properties did not exceed the ceiling limitation.

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

Activity with respect to all warrants is presented below for the periods as noted:

	March 31, 2011		December 31, 2010
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $
Outstanding warrants at the beginning of period	8,717,363	5.44	5,599,716	7.91
Warrants granted	--	--	3,117,647	1.00
Warrants exercised	--	--	--	--
Warrants outstanding at the end of period	8,717,363	5.44	8,717,363	5.44
Exercisable at end of period	5,599,716	7.91	5,599,716	7.91

The weighted average remaining life by exercise price as of March 31, 2011 is summarized below:

Warrants	Outstanding Warrants #	Weighted Average Remaining Life (Months)	Exercisable Warrants #	Weighted Average Exercise Price $
Compensation Options	535,944	2.7	535,944	5.55
Compensation Warrants	97,572	2.7	97,572	9.00
Stock Purchase Warrants	8,083,847	22.7	4,966,200	5.39
	8,717,363	21.2	5,599,716	5.44

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
March 31, 2011

7.         Stock Options

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

The following table summarizes stock-based compensation for employees, non-employee consultants and independent directors:
	Three months ended March 31, 2011		Three months ended March 31, 2010		Period from Inception August 21, 2002 to March 31, 2011
	$		$		$
Stock-based compensation
Unaudited Consolidated Statements of Operations
General and administrative		244,197		102,827		4,376,325
Consulting fees		3,757		(36,236)		3,419,845
		247,954		66,591		7,796,170
Unaudited Consolidated Balance Sheets
Property and equipment		98,496		5,158		5,508,500
		346,450		71,749		13,304,670

At March 31, 2011, the total compensation cost related to non-vested awards not yet recognized was $734,129 (December 31, 2010 – $318,649) which will be recognized over a weighted-average period of 1 year.  During the three months ended March 31, 2011 and 2010, no options were exercised.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Fair value of stock options granted (per option)	$0.68	$0.97
Risk-free interest rate	3.4%	1.10%
Volatility	123.8%	128%
Expected life	9.9 years	1.9 years
Dividend yield	0%	0%

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2011

7.         Stock Options (continued)

Stock option table
Activity with respect to all stock options is presented below for the periods as noted:

	March 31, 2011		March 31, 2010
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $
Outstanding options at beginning of period	4,550,000	2.72	4,440,000	3.69
Options granted	1,130,000	1.13	60,000	1.65
Options exercised	--	--	--	--
Options expired	(50,000)	1.18	--	--
Forfeitures and cancellations	--	--	(60,000)	1.72
Options outstanding at end of period	5,630,000	2.41	4,440,000	3.47

Outstanding aggregate intrinsic value	$--		$116,700

Exercisable at end of period	3,765,000	2.87	4,062,500	3.67

Exercisable aggregate intrinsic value	$--		$16,200

The weighted average remaining life by exercise price as of March 31, 2011 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Remaining Life Months	Exercisable Shares #	Weighted Average Exercise Price $
0.01 - 0.99	624,800	116.3	--	0.73
1.00 - 1.99	2,559,000	61.5	1,803,800	1.61
2.00 - 2.99	323,800	110.0	161,200	2.25
3.00 - 4.99	1,672,400	73.2	1,350,000	3.83
5.00 - 5.99	400,000	62.7	400,000	5.07
6.00 - 6.99	50,000	45.1	50,000	6.81
	5,630,000	73.8	3,765,000	2.41

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

Under the terms of the Participating Interest Agreement and until approval by the Government of India, the Company retains the exclusive right to deal with Roy Group (Mauritius) Inc. with regard to the KG Offshore Block and is entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Inc.  The Company has a right of set-off against sums owing to the GeoGlobal by Roy Group (Mauritius) Inc.  In the event that the Indian government consent is delayed or denied, resulting in either Roy Group (Mauritius) Inc. or the Company being denied an economic benefit it would have realized under the Participating Interest Agreement, the parties have agreed to amend the Participating Interest Agreement or take other reasonable steps to assure that an equitable result is achieved consistent with the parties’ intentions contained in the Participating Interest Agreement.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2011

8.         Related Party Transactions (continued)

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

	Three months ended March 31, 2011		Three months ended March 31, 2010		Period from Inception, August 21, 2002 to March 31, 2011
	$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		109,900		65,625		1,025,246
Unaudited Consolidated Balance Sheets
Property and equipment		16,100		21,875		1,494,798
		126,000		87,500		2,520,044

At March 31, 2011, the Company owed RGB $20,186 (December 31, 2010 - $16,200) for services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

The compensation cost for stock-based compensation arrangements is outlined and recorded below:

Unaudited Consolidated Balance Sheets
Property and equipment	25,498	--	25,498

D.I. Investments Ltd. (DI)
DI is a corporate entity controlled by an officer of the Company.  DI charged consulting fees to the Company up to August 17, 2010 for management, financial and accounting services rendered.  Subsequent to August 17, 2010, the officer’s compensation is included in general and administrative expenses.  Consultancy fees paid to DI are as outlined and recorded below:

	Three months ended March 31, 2011		Three months ended March 31, 2010		Period from Inception, August 21, 2002 to March 31, 20110
	$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		--		53,187		1,261,042

At March 31, 2011, the Company owed DI $nil (December 31, 2010 – $nil) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2011

8.         Related Party Transactions (continued)

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of a director and principal stockholder of the Company.  Amicus charged consulting fees to the Company for IT and computer related services rendered, as outlined and recorded below:

	Three months ended March 31, 2011		Three months ended March 31, 2010		Period from Inception, August 21, 2002 to March 31, 2011
	$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		15,549		17,384		408,025

The compensation cost (recovery) for stock-based compensation arrangements is outlined and recorded below:

Unaudited Consolidated Statements of Operations
Consulting fees	1,610	(6,937)	653,955

At March 31, 2011, the Company owed Amicus $16,627 (December 31, 2010 - $11,355) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

9.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended March 31, 2011		Three months ended March 31, 2010
	$		$
Net loss available to common stockholders		(1,481,417)		(1,028,044)

Weighted average number of common stock outstanding:
Basic		82,746,933		72,805,756
Impact of securities convertible into common stock		15,409		143,452
Diluted		82,762,342		72,949,208

Per share amounts
Basic and diluted		(0.02)		(0.01)

Securities excluded from denominator as anti-dilutive:
Stock options		5,380,000		2,860,000
Warrants		8,083,847		4,966,200
Compensation options		535,944		535,944
Compensation option warrants		97,572		97,572
		14,097,363		8,459,716

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2011

10.         Segmented Information

The majority of the Company’s oil and natural gas exploration activities is conducted in India.  All of the oil and gas sales are generated from India and are sold within Indian markets.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	March 31, 2011 $	December 31, 2010 $
Property and equipment, net
India	40,103,597	39,693,301
Israel	1,542,434	1,459,476
Colombia and Canada	227,532	222,903
	41,873,563	41,375,680

11.           Commitments

Pursuant to current production sharing contracts, the Company is required to perform minimum exploration activities that include various types of surveys, acquisition and processing of seismic data and drilling of exploration wells.  These obligations have not been provided for in the financial statements.

The anticipated payments due under these agreements in effect are as follows:

	Operating Leases	Production Sharing Contracts
	$	$
2011 (remainder)	144,000	10,642,000
2012	192,000	9,289,000
2013	16,000	7,412,000
2014 and thereafter	--	--
	352,000	27,343,000

In June 2010, Oil India Limited, the operator of the KG Onshore Block approved an increase of the Company’s participating interest from 10% to 20%, subject to Government of India approval.  If approval is granted, the Company’s commitments would increase by $1.5 million in the remainder of 2011, $2.3 million in 2012 and $5.2 million in 2013.  To date, the approval has not been granted.

Pursuant to licenses relating to the Company’s Israeli interests, the Company’s commitments increased by approximately $2.4 million in the remainder of 2011.

The Company has an office lease commitment in Calgary, Alberta, Canada which expires January 2013.

12.         Contingencies

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
March 31, 2011

12.         Contingencies (continued)

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

The Company has advised GSPC that under the terms of the Carried Interest Agreement (the terms of which are also incorporated into the PSC and the Joint Operating Agreement) they have no right to such payment under the Carried Interest Agreement.  The Company has advised GSPC that the Company fulfilled its obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the Carried Interest Agreement.  The Company obtained the opinion of Indian legal counsel who has advised that under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, the Company is not liable to pay any amount to GSPC for costs or expenses incurred or otherwise before reaching the stage of commercial production.

The Company disputes these positions of GSPC and the conclusions reached by GSPC and continues to state that the Company holds a gross 10% interest in the KG Offshore Block (including the 5% interest of Roy Group (Mauritius) Inc.).  In a KG Offshore Block Management Committee meeting held in October, 2010, the Management Committee (of which the Government of India is a member) advised GSPC to resolve these issues with the Company at the earliest and requested GSPC to maintain the status quo until the issues are resolved.

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).   Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011, total costs projected were $601 million (10% being $60.1 million).  Therefore, management estimates that the amount of GSPC’s claim as of March 31, 2011 to be approximately $204.8 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.  The Company disputes this assertion of GSPC.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by the Company to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting the Company’s management has again met with senior management of GSPC to continue its effort to reach an amicable resolution.  However, no settlement agreement has been reached as of May 16, 2011 and there can be no assurance that this matter will be settled amicably.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2011

13.         Supplemental Disclosure of Cash Flow Information

Changes in non-cash working capital were as follows:

	Three months ended March 31, 2011		Three months ended March 31, 2010
	$		$
(Increase) decrease in non-cash working capital
Accounts receivable		1,184,672		(19,919)
Prepaids and deposits		65,169		(94,859)
Accounts payable		(433,771)		(2,996,684)
Accrued liabilities		(1,187,192)		(311,052)
Due to related companies		9,258		(68,830)
Net change in non-cash working capital		(361,864)		(3,491,344)
Relating to:
Operating activities		(603,983)		(377,275)
Investing activities		242,119		(3,114,069)
		(361,864)		(3,491,344)

14.          Subsequent Events

Subsequent to March 31, 2011, the Company entered into an agreement with Export Development Canada (EDC) to provide performance security guarantees against the bank guarantees provided to the Government of India for the period of April 1, 2011 to June 30, 2012 for its Indian operations.  The agreement with EDC allowed the Company to release $4.1 million from its restricted deposits.

TOC

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are engaged, through our subsidiaries, in the exploration for and development of oil and natural gas reserves.  At March 31, 2011, we have not yet achieved our planned principal operations and are considered to be a development stage enterprise.  We initiated these activities in 2003.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the production sharing or other contracts we are a party to with respect to oil and natural gas exploration and development activities in India, Israel and Colombia and upon future profitable operations.  At present, our activities are being undertaken in four geological basins located offshore and onshore in India, one geological basin located offshore Israel and one geological basin located onshore in Colombia where reserves of oil or natural gas are believed by our management to exist.

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

Unless the context should otherwise require, references to “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to GeoGlobal Resources Inc. and our wholly-owned consolidated subsidiaries.  GeoGlobal Resources (Barbados) Inc. is our wholly-owned subsidiary incorporated under the Companies Act of Barbados that is the contracting party under our four PSCs covering four blocks in the Cambay Basin, our two PSCs covering two blocks in the Deccan Syneclise Basin, our two PSCs covering two blocks in the Bikaner-Nagaur Basin and our PSC covering the KG Onshore Block in the Krishna Godavari Basin.  GeoGlobal Resources (India) Inc. is our wholly-owned subsidiary continued under the Companies Act of Barbados that is the contracting party under our PSC covering our KG Offshore Block in the Krishna Godavari Basin and the Sara, Myra and Samuel licenses in the Levantine Basin in Israel.

The following management’s discussion and analysis of our financial condition and results of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report.  This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements.  Factors that may cause or contribute to such differences include those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 as well as those discussed elsewhere in this Quarterly Report.  For further information, refer to the Consolidated Financial Statements and related Notes and the Management's Discussion and Analysis thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Glossary of Certain Defined Terms:
All dollar amounts are stated in United States dollars
All meterage of drilled wells are measured depths unless otherwise stated

MBbls      – thousand barrels
MMcf       – million cubic feet
BOE          – barrels of oil equivalent
GSPC        – means Gujarat State Petroleum Corporation Limited of India
OIL            – means Oil India Limited of India
ONGC       – means Oil & Natural Gas Corporation Limited of India
PSC           – means Production Sharing Contract
NELP        – means National Exploration Licensing Policy

TOC

Results of Operations for the three months ended March 31, 2011 and 2010
We started our first production as non-operator from one field in the Tarapur block in May 2009.  Our interest in the proved reserves in this field is 55 MBbls of oil and 155 MMcf of natural gas and probable reserves of 409 MBbls of oil and 595 MMcf of natural gas as at December 31, 2010 based upon an independent reserve report dated January 1, 2011 by Chapman Petroleum Engineering Ltd., Calgary, Alberta, Canada.

For the three months ended March 31, 2011, we incurred a net loss of $1.5 million compared with a net loss of $1.0 million for the three months ended March 31, 2010.

	Three months ended March 31, 2011	Three months ended March 31, 2010
Oil Production (barrels)	1,274	3,264
Oil Sales (barrels)	1,128	2,645
Gas Sales (Mcf)	3,435	-
Oil Sales	$120,505	$191,217
Gas Sales	$22,407	$-
Average Oil Price per Barrel	$106.79	$72.29
Average Gas Price per Mcf	$6.52	$-
Operating Costs	$33,846	$62,665
Operating Costs per BOE	$17.86	$19.20
Depletion	$83,000	$90,000
Depletion per BOE	$43.80	$27.57

The calculation of barrels of oil equivalent (BOE) is based on a conversion ratio of six thousand cubic feet (Mcf) of natural gas to one barrel (bbl) of crude oil to estimate relative energy content.  This conversion may be misleading, particularly when used in isolation, since the 6Mcf:1 bbl ratio is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent the value equivalency at the wellhead.

Oil and Gas Sales
All of our oil and gas sales are derived from production in India.  With the approval of the Tarapur 1 field development plan by the Management Committee, three wells began production in mid-May 2009, two in September 2009 and one in January 2010.  There are ten additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Further, associated natural gas from one gas well is being contained and sold while awaiting approval of a development plan for completion of a pipeline.

Oil and gas sales for the three months ended March 31, 2011 were $143,000 as compared to $191,000 for the three months ended March 31, 2010.  This decrease is mainly attributable to a decrease in oil production for the three months ended March 31, 2011 when compared to the same quarter for 2010 offset by the sale of the associated natural gas for the three months ended March 31, 2011.  Oil sales are currently based on the spot price based on discount to the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged. All our associated natural gas is sold to local markets at a firm contract price of $7.00 per Mcf adjusted for rebate/premium on account of calorific value.

Interest Income
Interest income during the three months ended March 31, 2011 was $10,000 as compared with $18,000 for the same period in 2010.  This decrease is primarily attributed to lower cash balances and restricted deposits available for investment.  The average cash balance and restricted deposits during the three months ended March 31, 2011 was $13.7 million compared with $20.5 million for the three months ended March 31, 2010.

Operating
Operating costs for the three months ended March 31, 2011 are $34,000 or $17.86 per BOE compared to $63,000 or $19.20 per BOE for the three months ended March 31, 2010.  This decrease is mainly attributable to a decrease in oil production for the three months ended March 31, 2011 when compared to the same quarter for 2010 offset by the sale of the associated natural gas for the three months ended March 31, 2011.  The operating costs includes handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contains a fixed and variable portion.

TOC

General and Administrative
For the three months ended March 31, 2011, our general and administrative expenses increased to $1,080,000 from $669,000 for the three months ended March 31, 2010.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE Amex listing and filing fees, investor relation services and transfer agent fees and services.  This increase is mostly attributable to the following: Directors’ fees increased $22,000 and salaries and benefits increased by $245,000 mostly related to restructuring of our management team including the addition of a new executive officer in March 2010.  Stock-based compensation costs increased by $141,000 to $244,000 for the three months ended March 31, 2011 from $103,000 for the comparative quarter in 2010.  These compensation costs are for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.

Consulting Fees
Consulting fees for the three months ended March 31, 2011 were $195,000, an increase of $12,000 from $183,000 when compared to the three months ended March 31, 2010.  Consulting fees include costs incurred in employing various technical and corporate consultants who advised us on a variety of matters.

This increase is mostly a result of an increase in stock-based compensation of $40,000 compared to the comparative quarter in 2010.  The increase is offset by an overall decrease in our consulting costs.

Professional Fees
Professional fees for the three months ended March 31, 2011 were $191,000 compared with $116,000 for the three months ended March 31, 2010.  This increase is mostly a result of professional fees incurred during the three months ended March 31, 2011 paid to our legal advisors.  Professional fees include general counsel, audit and review costs and tax advisors to assist with compliance.

Depletion and depreciation
Depletion and depreciation decreased to $94,000 during the three months ended March 31, 2011 from $108,000 during the three months ended March 31, 2010.  As a result of our production from the Tarapur 1 field we had depletion of $83,000 or $43.80 per BOE and depreciation of $11,000 for the three months ended March 31, 2011, as compared to depletion of $90,000 or $27.57 per BOE and depreciation of $18,000 for the same period in 2010.  The increase in depletion rate per BOE for the three months ended March 31, 2011 from the three months ended March 31, 2010 is mostly a result of a decrease in proved reserves as at March 31, 2011 as compared to proved reserves as at March 31, 2010 based on an updated independent reserve report dated January 1, 2011 by Chapman Petroleum Engineering Ltd.

Other
We capitalized certain overhead costs directly related to our exploration activities in India.  During the three months ended March 31, 2011, we capitalized overhead costs totaling $192,000 as compared to $113,000 during the three months ended March 31, 2010.  Included in the amounts above are stock-based compensation costs capitalized of $98,000 for the three months ended March 31, 2011 compared with $5,000 for the three months ended March 31, 2010.

The treatment of capitalized overhead costs remained consistent with the comparable quarter and includes costs relating to personnel, consultants, their travel and stock-based compensation directly associated with the advancement of our oil and gas interests.

Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee in April 2009 and the completion of an independent reserve report dated January 1, 2011 by Chapman Petroleum Engineering Ltd., Calgary, Alberta, Canada, we claim reserves in the Tarapur 1 field as at December 31, 2010 as follows:

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired.  Our unaudited consolidated financial statements as at and for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have a history of incurring operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

At March 31, 2011, our cash and cash equivalents were $4.2 million (December 31, 2010 - $7.8 million). The majority of this balance is being held in US funds, of which $2.6 million is held in term deposits. At March 31, 2011, we had current assets of $14.1 million and current liabilities of $6.9 million, or working capital of $7.1 million.  Our current assets as of March 31, 2011 include $8.4 million of restricted deposits which we expect will be released from escrow on or before June 30, 2011. Subsequent to March 31, 2011, we entered into an agreement with Export Development Canada (EDC) to provide performance security guarantees against the bank guarantees provided to the Government of India for the period of April 1, 2011 to June 30, 2012 for its Indian operations.  The agreement with EDC allowed us to release $4.1 million from our restricted deposits.  Out of the remaining restricted deposits of $4.3 million, $1.2 million has been released and the balance restricted deposits of $3.1 million we expect to be released from escrow on or before June 30, 2011 as our performance and financial guarantees from the prior year are expiring.

We will incur exploration and other expenses under the terms of our PSCs to further our exploration programs.  Our existing cash balance at March 31, 2011 and our anticipated cash flow from operating activities are not sufficient to satisfy our current obligations and meet our exploration commitments of $14.7 million and $29.7 million over the twelve months ending March 31, 2012 and the three years ending December 31, 2013, respectively.  We expect to continue to be dependent upon our ability to raise additional capital in order to pursue our business plan.  In the event we are unable to raise sufficient capital on acceptable terms and at the times required to meet our exploration and other commitments during these respective periods, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures and possibly curtail other of our activities.

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

Our overall position in cash and cash equivalents decreased by $3.5 million from $7.8 million at December 31, 2010 to $4.2 million at March 31, 2011.  The primary reason for the decrease in cash and cash equivalents can be attributed to the following activities:

Our net cash used in operating activities during the three months ended March 31, 2011 was $1.7 million as compared to $1.2 million for the three months ended March 31, 2010.  The use of cash is mainly related to general and administrative costs, consulting and professional fees and operating costs, offset by oil and gas sales and interest earned on our short-term deposits.

TOC

Our net cash used in investing activities during the three months ended March 31, 2011 was $1.8 million as compared to $3.4 million during the three months ended March 31, 2010.  This decrease is consistent with the combination of the decrease in our exploration activities for the three months ended March 31, 2011 of $0.5 million as compared to $1.2 million for exploration activities for the same period in 2010 and a decrease in our accounts payable and accrued liabilities for the three months ended March 31, 2010 by $3.1 million as compared to an increase of $0.2 million for the three months ended March 31, 2011.  This is offset by the increase in restricted deposits at March 31, 2011 due to an overlap of the bank guarantees.

Cash provided by financing activities for the three months ended March 31, 2011 and 2010 was $nil.  There were no private placement sales or exercise of options or warrants during the three months ended March 31, 2011 or 2010.

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

Capital Resources
We expect our exploration and development activities pursuant to our PSCs in India will continue through 2011 in accordance with the terms of those agreements.   During 2011 and up to March 31, 2012, based on the current budgets in India, we anticipate drilling seven exploratory wells; two core wells; acquiring, processing and interpreting 2,480 line kilometers of 2D seismic data; and acquiring, processing and interpreting 350 square kilometers of 3D seismic data as well as processing and interpreting an additional 400 square kilometers of 3D seismic data.  We further expect to tie-in additional oil wells in Tarapur along with the construction of a gas pipeline for the Tarapur G gas discovery and to continue with the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore Block. Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in.  Also, if the Government of India approves the increase to our participating interest in the KG Onshore Block to 20%, our obligations to fund 3D seismic acquisition and exploratory drilling on the block will increase.

We expect our exploration activities pursuant to our licenses in Israel will continue through 2011 in accordance with the terms of those agreements.  During 2011, we expect to complete the acquisition, processing and interpretation of 43 square kilometers of 3D seismic data in our Samuel license as well as to complete the processing and interpretation of 1,360 square kilometers of 3D seismic data covering our Sara and Myra licenses and also to commence drilling our first deepwater exploration well before the end of the year.

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at March 31, 2011 were not substantially different than at December 31, 2010.

Carried Interest Dispute on the KG Offshore Block
GSPC has advised us that it is seeking from us payment of our pro rata portion of the amount by which the sums expended by GSPC under all phases for the minimum work program as set forth in the PSC for the KG Offshore Block in carrying out exploration activities on the block exceeds the amount that GSPC deems to be our pro rata portion of a financial commitment under all phases included in the parties’ joint bid for the award of the KG Offshore Block by the Government of India.

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

We dispute these positions of GSPC and the conclusions reached by GSPC and continue to state that we hold a gross 10% interest in the KG Offshore Block (including the 5% interest of Roy Group (Mauritius) Inc.).  In a KG Offshore Block Management Committee meeting held in October, 2010, the Management Committee (of which the Government of India is a member) advised GSPC to resolve these issues with us at the earliest and requested GSPC to maintain the status quo until the issues are resolved.

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).   Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011, total costs projected were $601 million (10% being $60.1 million).  Therefore, we estimate that the amount of GSPC’s claim as of March 31, 2011 to be approximately $204.8 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.  We dispute this assertion of GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by us to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting we have again met with senior management of GSPC to continue our effort to reach an amicable resolution.  However, no settlement agreement has been reached as of May 16, 2011 and there can be no assurance that this matter will be settled amicably.

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

Our critical accounting policies and estimates are disclosed in Item 7 of our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011, and have not changed materially since the filing of that document.

Recent Exploration Activities
Below is a summary description of information relating to certain material developments to our exploration activities.  For additional information and a more complete description of the PSCs to which we are a party, reference should be made to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q as well as our Current Reports on Form 8-K.

KG Offshore Block
During the first quarter of 2011, GSPC as operator of the KG Offshore Block commenced drilling an appraisal well (DDE-APP-1) on the Deen Dayal East portion of the block.  This well is being drilled to a target depth of 4,750 meters with the objective of appraising the hydrocarbon bearing sands of our KG-16 discovery well.  This latest well is the seventeenth well to be drilled in this block.

TOC

KG Onshore Block
OIL as operator of the KG Onshore Block commenced a 3D seismic acquisition program to acquire approximately 400 square kilometers of data, of which approximately 141.4 square kilometers had been acquired before the program was suspended due to weather. During the first quarter of 2011, the 3D seismic acquisition program recommenced with the acquisition of an additional 21 square kilometers.   It is anticipated that the seismic acquisition and part of the processing will be completed on or before September 30, 2011.

Three priority locations as proposed have been reviewed and agreed to by the Operating Committee.  All of these locations have multiple prospects in both the shallower (Eocene – Miocene) and deeper (Cretaceous – Jurassic) zones.

In February 2011, a contract was awarded to RPS Energy, Canada (RPS) to provide the well engineering and wellsite supervision work associated with the planned drilling campaign on the KG Onshore Block in an effort to commence drilling twelve exploration wells to various depths between 2,000-5,000 meters before the end of 2011.

Tarapur Block
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

Production from one gas well (Tarapur G) will commence upon approval of the field development plan which GSPC is currently in the process of preparing and filing pursuant to the provisions of the PSC.

Sanand/Miroli Block
In an Operating Committee Meeting held in December 2010, it was agreed that the consortium would apply for a Petroleum Mining Lease to cover three geometrical shapes surrounding the discoveries SE-8 (11.2 square kilometers), SE-4 cluster (18.2 square kilometers) and M1M6 (10.4 square kilometers).

On April 19, 2011, the Operating Committee approved the field development plan of the M1and M6 oil discoveries.

GSPC is continuing with the process of preparing and filing the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in order to put all these wells into production.

Ankleshwar Block
The Phase I Minimum Work commitments have been met on this block and the consortium elected not to proceed to Phase II but rather develop the existing discoveries.  The consortium elected to retain a 172 square kilometer area around the two discoveries ANK-21 and ANK-40S.  A gas discovery (ANK-21S) has been notified within this 172 square kilometer area and GSPC is currently in the process of preparing and filing the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in order to put all these wells into production.

RJ20 and RJ21 Blocks
On April 29, 2011, the first well in RJ Block 20 commenced drilling.  Phulasar-1 is the third exploratory well to be drilled in these blocks.  OIL as operator of the RJ Block 20 is drilling the Phulasar-1 vertically to an estimated total depth of 1,500 meters to test the Jodhpur Sandstone and the Upper Carbonate group. We have a 25% participating interest in the Phulasar-1 exploration well.

Myra and Sara Licenses
On October 6, 2010 we commenced exploration activities in Israel by entering into a Joint Operating Agreement with a consortium involved in two existing oil and gas licenses located in deep water off the coast of Israel.  We became the operator of both the Sara and Myra licenses which commenced with the processing and interpretation of 1,360 square kilometers of previously acquired 3D seismic data.  Processing and interpretation of the 3D seismic data continued through the first quarter of 2011.

The Israel Petroleum Commissioner’s Office granted us an extension for the planned drilling program on the Myra and Sara licenses to July 13, 2012.  Under the terms of the extension the partners will present to the Petroleum Supervisor their final prospects to the Myra and Sara licenses by August 1, 2011 and begin drilling the first well by January 1, 2012.  Drilling of the second well will commence after completion of the first well.

In the second quarter of 2011, we entered into an Assignment Agreement with a third party whereby we took assignment of a third party’s rights and obligations to an existing Drill Rig and Associated Services Contract for a Semisubmersible Drilling Rig subject to certain terms and conditions.

TOC

Samuel License
On August 1, 2010 we were granted a license from the state of Israel where we became the co-operator of the Samuel license through our partnership with Adira Energy and a commonly owned Israeli company, Adira Geo Global Ltd.  As the International Operating Agreement for this block was only signed in the first quarter of 2011 no significant exploration activities were carried out during the first quarter of 2011.  However, a 43 square kilometer 3D seismic acquisition program is anticipated to commence before the end of the second quarter in 2011.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from changes in market rates and prices.  We are exposed to the impact of market fluctuations associated with the following:

Interest Rate Risk
We consider our exposure to interest rate risk to be immaterial.  Interest rate exposures relate entirely to our investment portfolio, as we do not have short-term or long-term debt.  Our investment objectives are focused on preservation of principal and liquidity.  We manage our exposure to market risks by limiting investments to high quality bank issuers at overnight rates, or government securities of the United States or Canadian federal governments such as Guaranteed Investment Certificates or Treasury Bills.  We do not hold any of these investments for trading purposes.  We do not hold investments in equity securities. We do not expect any material loss from cash equivalents and therefore we believe our interest rate exposure on invested funds is not material.

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

At March 31, 2011, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At March 31, 2011, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on our evaluation of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

TOC

Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act), during the quarter ended March 31, 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A.                      RISK FACTORS
Risks relating to us are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011.  Changes or additions to certain of those risk factors, or, those which are currently deemed to be material have been included in this Quarterly Report.  Reference should be made to our Annual Report as well as to the following for complete information regarding all risk factors material to investors.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $1.5 million, used $1.7 million of cash flow in our operating activities and $1.8 million in our investing activities.  As at March 31, 2011 we had an accumulated deficit of $49.0 million.  These matters raise doubt about our ability to continue as a going concern.

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

Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies (as more fully described in note 2 of our unaudited consolidated financial statements) in the normal course of operations, adjustments would be required to our unaudited consolidated financial statements to the amounts and classifications of assets and liabilities, and these adjustments could be significant.  Our unaudited consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

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

For a full description of this matter, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Carried Interest Dispute on the KG Offshore Block”.

We estimate the amount of GSPC’s claim as of March 31, 2011 to be approximately $204.8 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.

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
We are in the early stage of developing our operations.  We have a very limited operating history and we have realized very limited revenues from our activities.  We do not have material reserves of oil and gas as at March 31, 2011.

Our activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  We also have exploration activities in Israel and Colombia however those activities are in the very early stages of development.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore in accordance with the terms of the production sharing and other contracts we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons discovered.  As of March 31, 2011 there are no or limited facilities for the delivery and storage of hydrocarbons in the areas covered by our PSCs and licenses.

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

TOC

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

•
We cannot assure you that GSPC will not be successful in its efforts to obtain payment from us on account of exploration costs it has expended on the KG Offshore Block for which it asserts we are liable or otherwise seek to hold us in breach of the PSC or commence arbitration proceedings against us and be successful in its assertion that it can terminate our contract with them or the Government of India.

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

TOC

ITEM 6.                      EXHIBITS

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed or furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOGLOBAL RESOURCES INC.

May 16, 2011                                        By:  /s/ Sunil S. Karkera
-------------------------
Sunil S. Karkera
Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)