Form 10-Q
period 2011-06-30
GEOGLOBAL RESOURCES INC.
filed 2011-08-15
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011;
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite #200, 625 – 4 Avenue SW, Calgary, Alberta, Canada	T2P 0K2
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+1 403-777-9250

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2011 was 82,746,933

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and June 30, 2010 and for the period from inception on August 21, 2002 to June 30, 2011	4

	Unaudited Consolidated Statements of Stockholders' Equity as at June 30, 2011 and June 30, 2010 and for the period from inception on August 21, 2002 to June 30, 2011	5

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and for the period from inception on August 21, 2002 to June 30, 2011	6

	Notes to the Unaudited Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4.	Controls and Procedures	26

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	27

ITEM 6.	Exhibits	30

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED BALANCE SHEETS
	June 30, 2011	December 31, 2010

Assets
Current
Cash and cash equivalents	6,660,340	7,751,105
Restricted deposits (note 4)	734,000	2,034,000
Accounts receivable	3,120,581	2,317,180
Prepaid expenses and deposits	12,823,839	398,404
	23,338,760	12,500,689

Restricted deposits (note 4)	--	5,018,000
Equity investee	948,451	--
Property and equipment (notes 5 and 8)	44,656,186	41,375,680

	68,943,397	58,894,369

Liabilities
Current
Accounts payable	20,521,414	6,834,061
Accrued liabilities	477,280	1,682,504
Due to related companies (note 8)	35,075	27,555
	21,033,769	8,544,120

Deferred income taxes	50,222	61,000
Asset retirement obligation	708,274	680,144
	21,792,265	9,285,264
Stockholders' Equity
Capital stock
Authorized
200,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
82,746,933 common shares (December 31, 2010 – 82,746,933)	68,155	68,155
Additional paid-in capital	97,773,124	97,099,997
Deficit accumulated during the development stage	(50,690,147)	(47,559,047)
	47,151,132	49,609,105

	68,943,397	58,894,369
See Going Concern (note 2), Commitments (note 11), Contingencies (note 12) The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	Period from Inception, August 21, 2002 to June 30, 2011

Revenue and other income
Oil and gas sales	108,114	234,672	251,026	425,889	1,703,290
Interest income	9,788	11,302	20,202	29,657	5,933,936
Gain on sale of equipment	--	--	--	--	42,228
	117,902	245,974	271,228	455,546	7,679,454

Expenses
Operating	34,384	39,692	68,230	102,357	340,405
General and administrative	1,219,932	927,796	2,299,619	1,596,468	16,079,531
Consulting fees (note 8)	232,190	188,145	427,354	370,796	7,739,056
Professional fees	198,265	63,905	389,533	180,399	5,182,404
Depletion and depreciation (note 5)	80,843	89,966	174,684	198,334	1,670,504
Accretion	14,065	16,045	28,130	32,090	157,240
Foreign exchange (gain) loss	(15,329)	5,098	(7,654)	32,006	110,514
Impairment of oil and gas properties	--	--	--	--	23,887,015
	1,764,350	1,330,647	3,379,896	2,512,450	55,166,669

Net loss before tax	(1,646,448)	(1,084,673)	(3,108,668)	(2,056,904)	(47,487,215)

Current income tax (expense) benefit	(14,013)	--	(33,210)	(7,313)	(78,710)
Deferred income tax (expense) benefit	10,778	--	10,778	(48,500)	(50,222)
Net loss and comprehensive loss	(1,649,683)	(1,084,673)	(3,131,100)	(2,112,717)	(47,616,147)

Warrant modification	--	--	--	--	(3,074,000)

Net loss and comprehensive loss attributable to common stockholders	(1,649,683)	(1,084,673)	(3,131,100)	(2,112,717)	(50,690,147)

Basic and diluted net loss per share (note 9)	(0.02)	(0.01)	(0.04)	(0.03)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders’ Equity $
For the period from inception August 21, 2002 to December 31, 2008
Common shares issued	58,150,068	58,214	76,660,911	--	76,719,125
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Share issuance costs	--	--	(4,778,844)	--	(4,778,844)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	10,407,150	--	10,407,150
Net loss	--	--	--	(21,272,176)	(21,272,176)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Compensation option and warrant modification	--	--	264,000	--	264,000
Stock purchase warrant modification	--	--	1,754,000	(1,754,000)	--
Stock-based compensation	--	--	1,581,105	--	1,581,105
Net loss	--	--	--	(4,424,247)	(4,424,247)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	(28,770,423)	59,441,569

Common stock issued for private placements	9,941,177	9,941	8,440,059	--	8,450,000
Share issuance costs	--	--	(463,804)	--	(463,804)
Stock-based compensation	--	--	969,964	--	969,964
Net loss	--	--	--	(18,788,624)	(18,788,624)
Balance as at December 31, 2010	82,746,933	68,155	97,099,997	(47,559,047)	49,609,105

Stock-based compensation (note 7)	--	--	673,127	--	673,127
Net loss	--	--	--	(3,131,100)	(3,131,100)
Balance as at June 30, 2011	82,746,933	68,155	97,773,124	(50,690,147)	47,151,132

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended June 30, 2011	Six months ended June 30, 2010	Period from Inception, August 21, 2002 to June 30, 2011
Cash flows provided by (used in) operating activities:
Net loss	(3,131,100)	(2,112,717)	(47,616,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	28,130	32,090	157,240
Asset impairment	--	--	23,887,015
Depletion and depreciation	174,684	198,334	1,670,504
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 7)	487,898	203,574	8,036,114
Compensation option & warrant modification	--	--	504,000
Deferred income taxes	(10,778)	48,500	50,222
Changes in non-cash working capital (note 13)	(1,363,092)	(627,038)	(1,324,155)
	(3,814,258)	(2,257,257)	(14,677,435)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(3,259,811)	(4,704,071)	(61,352,537)
Other property and equipment additions	(10,150)	(493)	(1,585,474)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits (note 4)	6,318,000	(2,568,000)	(1,904,000)
Investment in equity investee	(948,451)	--	(948,451)
Changes in non-cash working capital (note 13)	623,905	(940,976)	6,397,740
	2,723,493	(8,213,540)	(56,275,256)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	--	--	84,062,165
Share issuance costs	--	--	(4,537,192)
Changes in non-cash working capital (note 13)	--	--	(1,911,942)
	--	--	77,613,031
Net increase (decrease) in cash and cash equivalents	(1,090,765)	(10,470,797)	6,660,340

Cash and cash equivalents, beginning of the period	7,751,105	16,294,996	--

Cash and cash equivalents, end of the period	6,660,340	5,824,199	6,660,340

Cash and cash equivalents
Current bank accounts	4,460,282	230,192	4,460,282
Short term deposits	2,200,058	5,594,007	2,200,058
	6,660,340	5,824,199	6,660,340

Cash taxes paid during the period	21,295	14,138

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

1.         Organization and Nature of Operations

The Company is engaged in the pursuit of petroleum and natural gas through exploration and development in India, Israel and Colombia.  The Company is a Delaware corporation with common stock listed and traded on the NYSE Amex under the symbol “GGR”.

As of June 30, 2011, the Company has not achieved its planned principal operations from its oil and gas exploration activities which commenced on August 29, 2003.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required by this status is that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principal operations.

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, the Company’s ability to continue as a going concern will be impaired.   The Company’s financial statements as at and for the period ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  During the period ended June 30, 2011, the Company incurred a net loss of approximately $3.2 million, used approximately $3.8 million of cash flow in its operating activities and had an accumulated deficit of approximately $50.8 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur expenditures to further its exploration programs.  The Company’s existing cash balance at June 30, 2011 and the anticipated cash flow from operating activities are not sufficient to satisfy its current obligations and meet its exploration commitments of $12.6 million and $25.8 million, over the twelve months ending June 30, 2012 and the two and one half years ending December 31, 2013, respectively.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company deems it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.   There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures.

As at June 30, 2011, the Company has working capital of approximately $2.3 million which is available for the Company’s future operations.

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

3.         Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have not been audited and are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these unaudited consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at June 30, 2011 and December 31, 2010, the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010 and for the period from inception of August 21, 2002 to June 30, 2011.

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

4.         Restricted Deposits

The Company’s PSCs relating to exploration blocks onshore and offshore India contain provisions whereby the joint venture participants must provide the Government of India a bank guarantee in the amount of 35% of the participant’s share of the minimum work program for a particular phase, to be undertaken annually during the budget period April 1 to March 31.  These bank guarantees have been provided to the Government of India and serve as guarantees for the performance of such minimum work programs and are in the form of irrevocable letters of credit.  These irrevocable letters of credit have been secured by term deposits of the Company in the same amount.  In the second quarter of 2011, Export Development Canada (EDC) commenced providing the performance security guarantees on behalf of the Company against the bank guarantees provided to the Government of India for the period of April 1, 2011 to June 30, 2012.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

4.         Restricted Deposits (continued)

The term deposits securing these bank guarantees are as follows:
	June 30, 2011		December 31, 2010
	$		$
Exploration Blocks – India
Sanand/Miroli		--		1,300,000
Ankleshwar		734,000		734,000
DS 03		--		330,000
DS 04		--		1,247,000
KG Onshore		--		900,000
RJ 20		--		1,100,000
RJ 21		--		1,441,000
		734,000		7,052,000
Less: current portion of restricted deposit		(734,000)		(2,034,000)
		--		5,018,000

The following term deposits are classified as current restricted deposits:
	June 30, 2011		December 31, 2010
	$		$
Exploration Blocks - India
Sanand/Miroli		--		1,300,000
Ankleshwar		734,000		734,000
		734,000		2,034,000

The performance security guarantees provided by EDC on behalf of the Company against these bank guarantees are as follows (see note 12):
	June 30, 2011		December 31, 2010
	$		$
Exploration Blocks – India
DS 03		599,000		--
DS 04		728,000		--
KG Onshore		458,500		--
RJ 20		1,374,500		--
RJ 21		897,500		--
		4,057,500		--

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties.

	June 30, 2011		December 31, 2010
	$		$
Oil and natural gas properties (using the full-cost method)
Unproved properties		51,179,998		47,715,032
Proved properties		17,702,000		17,702,000
Total oil and natural gas properties		68,881,998		65,417,032
Building		889,609		889,609
Computer, office and other equipment		613,067		602,917
Total property and equipment		70,384,674		66,909,558
Accumulated impairment of oil and natural gas properties		(23,887,015)		(23,887,015)
Accumulated depletion		(1,213,700)		(1,060,700)
Accumulated depreciation		(627,773)		(586,163)
Total property and equipment, net		44,656,186		41,375,680

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

5.         Property and Equipment (continued)

The oil and natural gas properties consist of contract interests in 10 exploration blocks in India, 3 exploration licenses held in Israel and 2 exploration licenses held in Colombia.

The Company has capitalized $373,934 for the six months ended June 30, 2011 (June 30, 2010 – $244,902) of general and administrative expenses directly related to exploration activities.  These amounts include $185,229 (June 30, 2010 – $54,506) of capitalized stock-based compensation expense and capitalized support equipment depreciation of $19,926 (June 30, 2010 - $34,730).

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at June 30, 2011, to assess the ceiling limitation of its proved oil properties.  At June 30, 2011, the Company’s net capitalized costs of proved oil and natural gas properties did not exceed the ceiling limitation.

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

Activity with respect to all warrants is presented below for the periods as noted:

	June 30, 2011		December 31, 2010
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $
Outstanding warrants at the beginning of period	8,717,363	5.44	5,599,716	7.91
Warrants granted	--	--	3,117,647	1.00
Warrants expired	(5,599,716)	7.91	--	--
Warrants outstanding at the end of period	3,117,647	1.00	8,717,363	5.44
Exercisable at end of period	3,117,647	1.00	5,599,716	7.91

The weighted average remaining life by exercise price as of June 30, 2011 is summarized below:

	Outstanding Warrants #	Weighted Average Remaining Life Months	Exercisable Warrants #	Weighted Average Exercise Price $
Stock Purchase Warrants	3,117,647	51.6	3,117,647	1.00
	3,117,647	51.6	3,117,647	1.00

The Stock Purchase Warrants enable the holder to purchase one-half of one common share callable warrant and one-half of one common share non-callable warrant at a specified price up to October 15, 2015.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

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

The following table summarizes stock-based compensation for employees, non-employee consultants and independent directors:
	Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010		Period from Inception August 21, 2002 to June 30, 2011
	$		$		$		$		$
Stock-based compensation
Unaudited Consolidated Statements of Operations
General and administrative		245,955		145,964		490,152		248,790		4,622,280
Consulting fees		(6,011)		(8,980)		(2,254)		(45,216)		3,413,834
		239,944		136,984		487,898		203,574		8,036,114
Unaudited Consolidated Balance Sheets
Property and equipment		86,733		49,347		185,229		54,506		5,595,233
		326,677		186,331		673,127		258,080		13,631,347

At June 30, 2011, the total compensation cost related to non-vested awards not yet recognized was $370,658 (December 31, 2010 – $318,649) which will be recognized over a weighted-average period of 27 months.  During the three and six months ended June 30, 2011 and 2010, no options were exercised.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Fair value of stock options granted (per option)	$0.40	$1.02	$0.60	$1.00
Risk-free interest rate	3.1%	3.0%	3.3%	2.4%
Volatility	114%	131%	121.0%	130%
Expected life	9.5 years	10.0 years	9.8 years	7.6 years
Dividend yield	0%	0%	0%	0%

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

7.         Stock Options (continued)

Stock option table
Activity with respect to all stock options is presented below for the periods as noted:

	June 30, 2011		June 30, 2010
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $
Outstanding options at beginning of period	4,550,000	2.72	4,440,000	3.69
Options granted	1,280,000	1.04	1,030,000	2.21
Options expired	(50,000)	1.18	(30,000)	5.09
Forfeitures and cancellations	--	--	(110,000)	1.72
Options outstanding at end of period	5,780,000	2.36	5,330,000	3.26

Outstanding aggregate intrinsic value	$4,500		$600

Exercisable at end of period	4,333,334	2.81	4,082,500	3.63

Exercisable aggregate intrinsic value	$--		$600

The weighted average remaining life by exercise price as of June 30, 2011 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Remaining Life Months	Exercisable Shares #	Weighted Average Exercise Price $
0.01 - 0.99	774,800	101.5	100,000	0.67
1.00 - 1.99	2,559,000	55.0	1,787,134	1.61
2.00 - 2.99	323,800	107.0	323,800	2.25
3.00 - 4.99	1,672,400	63.5	1,672,400	3.67
5.00 - 5.99	400,000	31.9	400,000	5.07
6.00 - 6.99	50,000	42.1	50,000	6.81
	5,780,000	64.9	4,333,334	2.36

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

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
	Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010		Period from Inception, August 21, 2002 to June 30, 2011
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		14,000		65,625		123,900		131,250		1,039,246
Unaudited Consolidated Balance Sheets
Property and equipment		44,575		21,875		86,173		43,750		1,539,373
		58,575		87,500		210,073		175,000		2,578,619

At June 30, 2011, the Company owed RGB $21,500 (December 31, 2010 - $16,200) for services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

The compensation cost for stock-based compensation arrangements is outlined and recorded below:

Unaudited Consolidated Balance Sheets
Property and equipment	16,825	--	42,323	--	42,323

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

8.         Related Party Transactions (continued)

D.I. Investments Ltd. (DI)
DI is a corporate entity controlled by an officer of the Company.  DI charged consulting fees to the Company up to August 17, 2010 for management, financial and accounting services rendered.  Subsequent to August 17, 2010, the officer’s compensation is included in general and administrative expenses.  Consultancy fees paid to DI are as outlined and recorded below:

	Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010		Period from Inception, August 21, 2002 to June 30, 2011
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		--		53,187		--		106,374		1,261,042

At June 30, 2011, the Company owed DI $nil (December 31, 2010 – $nil) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of a director and principal stockholder of the Company.  Amicus charged consulting fees to the Company for IT and computer related services rendered, as outlined and recorded below:
	Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010		Period from Inception, August 21, 2002 to June 30, 2011
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		18,128		13,482		33,677		30,865		426,153

The compensation cost (recovery) for stock-based compensation arrangements is outlined and recorded below:

Unaudited Consolidated Statements of Operations
Consulting fees	(2,577)	7,422	(967)	485	651,378

At June 30, 2011, the Company owed Amicus $13,575 (December 31, 2010 - $11,355) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

9.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010
	$		$		$		$
Net loss available to common stockholders		(1,649,683)		(1,084,673)		(3,131,100)		(2,112,717)

Weighted average number of common stock outstanding:
Basic		82,746,933		72,805,756		82,746,933		72,805,756
Impact of securities convertible into common stock		13,190		45,691		41,603		90,403
Diluted		82,760,123		72,851,447		82,788,536		72,896,159

Per share amounts
Basic and diluted		(0.02)		(0.01)		(0.04)		(0.03)

Securities excluded from denominator as anti-dilutive:
Stock options		5,630,000		5,050,000		5,630,000		4,726,200
Warrants		3,117,647		4,966,200		3,117,647		4,966,200
Compensation options		--		535,944		--		535,944
Compensation option warrants		--		97,572		--		97,572
		8,747,647		10,649,716		8,747,647		10,325,916

10.         Segmented Information

The majority of the Company’s oil and natural gas exploration activities is conducted in India.  All of the oil and gas sales are generated from India and are sold within Indian markets.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	June 30, 2011		December 31, 2010
	$		$
Property and equipment, net
India		42,041,384		39,693,301
Israel		2,388,341		1,459,476
Colombia and Canada		226,461		222,903
		44,656,186		41,375,680

11.           Commitments

Pursuant to current production sharing contracts, the Company is required to perform minimum exploration activities that include various types of surveys, acquisition and processing of seismic data and drilling of exploration wells.  These obligations have not been provided for in the financial statements.

The anticipated payments due under these agreements in effect are as follows:

	Operating Leases		Production Sharing Contracts
	$		$
2011 (remainder)		131,000		9,117,000
2012		241,000		9,289,000
2013		16,000		7,412,000
2014 and thereafter		--		--
		388,000		25,818,000

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

11.         Commitments (continued)

In June 2010, Oil India Limited, the operator of the KG Onshore Block approved an increase of the Company’s participating interest from 10% to 20%, subject to Government of India approval.  If approval is granted, the Company’s commitments would increase by $1.8 million in the remainder of 2011, $2.3 million in 2012 and $5.2 million in 2013.  To date, the approval has not been granted.

The Company has office lease commitments in Calgary, Alberta, Canada and Herzliya, Israel which expire January 2013 and July 2012, respectively.

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

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011

12.         Contingencies (continued)

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).   Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011 and fiscal year April 1, 2011 to March 31, 2012, total costs projected for the period April 1, 2010 to June 30, 2011 were $804.4 million (10% being $80.4 million).  Therefore, management estimates that the amount of GSPC’s claim as of June 30, 2011 to be approximately $225.1 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.  The Company disputes this assertion of GSPC.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by the Company to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting the Company’s management has again met with senior management of GSPC to continue its effort to reach an amicable resolution.  However, no settlement agreement has been reached as of August 12, 2011 and there can be no assurance that this matter will be settled amicably.

Export Development Canada
In the second quarter of 2011, Export Development Canada (EDC) commenced providing the performance security guarantees on behalf of the Company against the bank guarantees provided to the Government of India for the period of April 1, 2011 to June 30, 2012.  These bank guarantees are in the form of irrevocable letters of credit and are provided to the Government of India in the amount of 35% of the participant’s share of the minimum work program for a particular phase and serve as guarantees for the performance of such minimum work programs.

In consideration of EDC providing the performance security guarantees, the Company has agreed to fully indemnify EDC against all claims and demands made in respect of these performance security guarantees.

13.         Supplemental Disclosure of Cash Flow Information

Changes in non-cash working capital were as follows:

	Six months ended June 30, 2011		Six months ended June 30, 2010
	$		$
(Increase) decrease in non-cash working capital
Accounts receivable		(803,401)		(28,275)
Prepaid expenses and deposits		(12,425,435)		(35,846)
Accounts payable		13,687,353		(2,901,318)
Accrued liabilities		(1,205,224)		1,482,586
Due to related companies		7,520		(85,161)
Net change in non-cash working capital		(739,187)		(1,568,014)
Relating to:
Operating activities		(1,363,092)		(627,038)
Investing activities		623,905		(940,976)
		(739,187)		(1,568,014)

14.           Supplemental Disclosure of Joint Venture Working Capital

Current assets and current liabilities related to the Myra and Sara joint venture, to which the Company has a 5% participating interest and is the operator are included in the following caption of consolidated balance sheet:

	June 30, 2011		December 31, 2010
	$		$
Cash and cash equivalents		1,353,000		--
Prepaid expenses and deposits		12,593,000		--
Accounts payable		13,946,000		--

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are engaged, through our subsidiaries, in the exploration for and development of oil and natural gas reserves.  At June 30, 2011, we have not yet achieved our planned principal operations from our oil and gas exploration activities which commenced on August 29, 2003.  Accordingly, our activities are considered to be those of a “Development Stage Enterprise”.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the production sharing or other contracts we are a party to with respect to oil and natural gas exploration and development activities in India, Israel and Colombia and upon future profitable operations.  At present, our activities are being undertaken in four geological basins located offshore and onshore in India, one geological basin located offshore Israel and one geological basin located onshore in Colombia where reserves of oil or natural gas are believed by our management to exist.

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

Unless the context should otherwise require, references to “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to GeoGlobal Resources Inc. and our wholly-owned consolidated subsidiaries.  GeoGlobal Resources (Barbados) Inc. is our wholly-owned subsidiary incorporated under the Companies Act of Barbados that is the contracting party under our four PSCs covering four blocks in the Cambay Basin, our two PSCs covering two blocks in the Deccan Syneclise Basin, our two PSCs covering two blocks in the Bikaner-Nagaur Basin and our PSC covering the KG Onshore Block in the Krishna Godavari Basin, all of which are located in India.  GeoGlobal Resources (India) Inc. is our wholly-owned subsidiary continued under the Companies Act of Barbados that is the contracting party under our PSC covering our KG Offshore Block in the Krishna Godavari Basin in India and the Sara, Myra and Samuel licenses in the Levantine Basin in Israel.

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
OIL            – means Oil India Limited of India
ONGC       – means Oil & Natural Gas Corporation Limited of India
PSC            – means Production Sharing Contract
NELP         – means National Exploration Licensing Policy

Results of Operations for the three and six months ended June 30, 2011 and 2010
We started our first production as non-operator from one field in the Tarapur block in May 2009.  Our interest in the proved reserves in this field is 55 MBbls of oil and 155 MMcf of natural gas and probable reserves of 409 MBbls of oil and 595 MMcf of natural gas as at December 31, 2010 based upon an independent reserve report dated January 1, 2011 by Chapman Petroleum Engineering Ltd., Calgary, Alberta, Canada.

For the three months ended June 30, 2011, we incurred a net loss of $1.6 million compared with a net loss of $1.1 million for the three months ended June 30, 2010.

For the six months ended June 30, 2011, we incurred a net loss of $3.1 million compared with a net loss of $2.1 million for the six months ended June 30, 2010

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Oil Production (barrels)	1,070	2,602	2,344	5,866
Oil Sales (barrels)	777	2,414	1,906	5,059
Gas Sales (Mcf)	2,601	4,810	5,145	5,730
Oil Sales	$84,000	$183,000	$205,000	$374,000
Gas Sales	$24,000	$52,000	$46,000	$52,000
Average Oil Price per Barrel	$108.47	$75.54	$107.47	$73.84
Average Gas Price per Mcf	$9.14	$9.19	$8.98	$9.13
Operating Costs	$34,000	$40,000	$68,000	$102,000
Operating Costs per BOE	$22.33	$11.26	$20.76	$13.82
Depletion	$70,000	$77,000	$153,000	$167,000
Depletion per BOE	$45.47	$21.85	$46.55	$22.54

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

Oil and gas sales for the three months ended June 30, 2011 were $108,000 as compared to $235,000 for the three months ended June 30, 2010.  This decrease is mainly attributable to a decrease in the oil and gas production for the three months ended June 30, 2011 when compared to the same quarter for 2010.

Oil and gas sales for the six months ended June 30, 2011 were $251,000 as compared to $426,000 for the six months ended June 30, 2010.  This decrease is mainly attributable to a decrease in the oil and gas production for the six months ended June 30, 2011 when compared to the same period for 2010.

Oil sales are currently based on the spot price based on discount to the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged. All our associated natural gas is sold to local markets at a firm contract price of $7.00 per Mcf adjusted for rebate/premium on account of calorific value.

Interest Income
Interest income during the three months ended June 30, 2011 was $9,800 as compared with $11,000 for the same period in 2010.  This decrease is primarily attributed to lower cash balances and restricted deposits available for investment.  The average cash balance and restricted deposits during the three months ended June 30, 2011 was $10.0 million compared with $16.5 million for the three months ended June 30, 2010.

Interest income during the six months ended June 30, 2011 was $20,000 as compared with $30,000 for the same period in 2010.  This decrease is primarily attributed to lower cash balances and restricted deposits available for investment.  The average cash balance and restricted deposits during the six months ended June 30, 2011 was $11.1 million compared with $19.3 million for the six months ended June 30, 2010.

Operating
Operating costs for the three months ended June 30, 2011 are $34,000 or $22.33 per BOE compared to $40,000 or $11.26 per BOE for the three months ended June 30, 2010.  This decrease is mainly attributable to a decrease in oil and gas production for the three months ended June 30, 2011 when compared to the same quarter for 2010.  The operating costs include handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contain a fixed and variable portion.

Operating costs for the six months ended June 30, 2011 are $68,000 or $20.76 per BOE compared to $102,000 or $13.82 per BOE for the six months ended June 30, 2010.  This decrease is mainly attributable to a decrease in oil and gas production for the six months ended June 30, 2011 when compared to the same period for 2010.  The operating costs include handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contain a fixed and variable portion.

General and Administrative
For the three months ended June 30, 2011, our general and administrative expenses increased to $1,220,000 from $928,000 for the three months ended June 30, 2010.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE Amex listing and filing fees, investor relation services and transfer agent fees and services.  This increase is mostly attributable to an increase in the Directors’ and Special Committee fees by $88,000 combined with an increase in salaries and benefits of $62,000 mostly related to restructuring of our management team which was previously included in consulting fees and an increase in travel and hotel costs by $62,000 due to increased activity.  Stock-based compensation costs increased by $100,000 to $246,000 for the three months ended June 30, 2011 from $146,000 for the comparative three months in 2010.  These compensation costs are for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  Further, there was a general increase in our general and administrative costs due to our increased activity in Israel, offset by overhead recoveries of $105,000 for the three months ended June 30, 2011 as compared to nil in the prior period.

For the six months ended June 30, 2011, our general and administrative expenses increased to $2,300,000 from $1,596,000 for the six months ended June 30, 2010.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE Amex listing and filing fees, investor relation services and transfer agent fees and services.  This increase is mostly attributable to the following: Directors’ and Special Committee fees increased by $111,000, salaries and benefits increased by $307,000 mostly related to restructuring of our management team which was previously included in consulting fees and the inclusion of a new executive officer in March 2010 and travel and hotel costs increased by $58,000 due to increased activity.  Stock-based compensation costs increased by $241,000 to $490,000 for the six months ended June 30, 2011 from $249,000 for the comparative six months in 2010.  These compensation costs are for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  Further, there was a general increase in our general and administrative costs due to our increased activity in Israel, offset by overhead recoveries of $105,000 for the six months ended June 30, 2011 as compared to nil in the prior period.

Consulting Fees
Consulting fees for the three months ended June 30, 2011 were $232,000, an increase of $44,000 from $188,000 when compared to the three months ended June 30, 2010.  Consulting fees include costs incurred in employing various technical and corporate consultants who advised us on a variety of matters.

This increase is mostly a result of an increase in fees paid to consultants to assist in our financing efforts offset by the restructuring of a member of our management team whose fees are now paid as salary versus consulting fees.

Consulting fees for the six months ended June 30, 2011 were $427,000, an increase of $56,000 from $371,000 when compared to the six months ended June 30, 2010.  Consulting fees include costs incurred in employing various technical and corporate consultants who advised us on a variety of matters.

This increase is mostly a result of an increase in stock-based compensation of $43,000 compared to the comparative period in 2010.  The remainder of the increase is related to fees paid to consultants to assist in our financing efforts offset by the restructuring of a member of our management team whose fees are now paid as salary versus consulting fees.

Professional Fees
Professional fees for the three months ended June 30, 2011 were $198,000 compared with $64,000 for the three months ended June 30, 2010.  This increase is mostly a result of professional fees incurred during the three months ended June 30, 2011 paid to our legal advisors due to increased activity.  Professional fees include general counsel, audit and review costs and tax advisors to assist with compliance.

Professional fees for the six months ended June 30, 2011 were $390,000 compared with $180,000 for the six months ended June 30, 2010.  This increase is mostly a result of professional fees incurred during the six months ended June 30, 2011 paid to our legal advisors due to increased activity.  Professional fees include general counsel, audit and review costs and tax advisors to assist with compliance.

Depletion and depreciation
Depletion and depreciation decreased to $81,000 during the three months ended June 30, 2011 from $90,000 during the three months ended June 30, 2010.  As a result of our production from the Tarapur 1 field we had depletion of $70,000 or $45.47 per BOE and depreciation of $11,000 for the three months ended June 30, 2011, as compared to depletion of $77,000 or $21.85 per BOE and depreciation of $13,000 for the same three months in 2010.  The increase in depletion rate per BOE for the three months ended June 30, 2011 from the three months ended June 30, 2010 is mostly a result of a decrease in proved reserves as at June 30, 2011 as compared to proved reserves as at June 30, 2010 based on an updated independent reserve report dated January 1, 2011 by Chapman Petroleum Engineering Ltd.

Depletion and depreciation decreased to $175,000 June 30, 2011 from $198,000 during the six months ended June 30, 2010.  As a result of our production from the Tarapur 1 field we had depletion of $153,000 or $46.55 per BOE and depreciation of $22,000 for the six months ended June 30, 2011, as compared to depletion of $167,000 or $22.54 per BOE and depreciation of $31,000 for the same six months in 2010.  The increase in depletion rate per BOE for the six months ended June 30, 2011 from the six months ended June 30, 2010 is mostly a result of a decrease in proved reserves as at June 30, 2011 as compared to proved reserves as at June 30, 2010 based on an updated independent reserve report dated January 1, 2011 by Chapman Petroleum Engineering Ltd.

Other
We capitalized certain overhead costs directly related to our exploration activities in India.  During the three months ended June 30, 2011, we capitalized overhead costs totaling $182,000 as compared to $132,000 during the three months ended June 30, 2010.  Included in the amounts above are stock-based compensation costs capitalized of $87,000 for the three months ended June 30, 2011 compared with $49,000 for the three months ended June 30, 2010.

During the six months ended June 30, 2011, we capitalized overhead costs totaling $374,000 as compared to $245,000 during the six months ended June 30, 2010.  Included in the amounts above are stock-based compensation costs capitalized of $185,000 for the six months ended June 30, 2011 compared with $55,000 for the six months ended June 30, 2010.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired.  Our unaudited consolidated financial statements as at and for the three and six months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have a history of incurring operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

At June 30, 2011, our cash and cash equivalents were $6.7 million (December 31, 2010 - $7.8 million). The majority of this balance is being held in U.S. funds, of which $2.2 million is held in term deposits.  At June 30, 2011, we had current assets of $23.3 million and current liabilities of $21.0 million, or working capital of $2.3 million.  Our current assets as of June 30, 2011 include $734,000 of restricted deposits which we expect will be released from escrow on or before September 30, 2011.

We will incur exploration and other expenses under the terms of our PSCs to further our exploration programs.  Our existing cash balance at June 30, 2011 and our anticipated cash flow from operating activities are not sufficient to satisfy our current obligations and meet our exploration commitments of $12.6 million and $25.8 million, over the twelve months ending June 30, 2012 and the two and one half years ending December 31, 2013, respectively.  We expect to continue to be dependent upon our ability to raise additional capital in order to pursue our business plan.  In the event we are unable to raise sufficient capital on acceptable terms and at the times required to meet our exploration and other commitments during these respective periods, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures and possibly curtail other of our activities.

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

Our overall cash and cash equivalents decreased by $1.1 million from $7.8 million at December 31, 2010 to $6.7 million at June 30, 2011.  The primary reason for the decrease in cash and cash equivalents can be attributed to the following activities:

Our net cash used in operating activities during the six months ended June 30, 2011 was $3.8 million as compared to $2.3 million for the six months ended June 30, 2010.  The use of cash is mainly related to general and administrative costs, consulting and professional fees and operating costs, offset by oil and gas sales and interest earned on our short-term deposits.

Our net cash provided by our investing activities during the six months ended June 30, 2011 was $2.7 million as compared to $8.2 million used in investing activities during the six months ended June 30, 2010.  This decrease is consistent with the decrease in our exploration activities for the six months ended June 30, 2011 of $3.3 million as compared to $4.7 million for exploration activities for the same period in 2010 combined with the recovery of our restricted deposits of $6.3 million for the six months ended June 30, 2011 as compared to an increase in restricted deposit of $2.6 million for the same period in 2010 which can now be used towards general working capital.

Cash provided by financing activities for the six months ended June 30, 2011 and 2010 was $nil.  There were no private placement sales or exercise of options or warrants during the six months ended June 30, 2011 or 2010.

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

Capital Resources
We expect our exploration and development activities pursuant to our PSCs in India will continue through 2011 in accordance with the terms of those agreements.   During 2011 and up to March 31, 2012, based on the current budgets in India, we anticipate drilling seven exploratory wells; drilling two core wells; acquiring, processing and interpreting 2,480 line kilometers of 2D seismic data; and acquiring, processing and interpreting 350 square kilometers of 3D seismic data as well as processing and interpreting an additional 400 square kilometers of 3D seismic data.  We further expect to tie-in additional oil wells in Tarapur along with the construction of a gas pipeline for the Tarapur G gas discovery and to continue with the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore Block. Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in. Also, if the Government of India approves the increase to our participating interest in the KG Onshore Block to 20%, our obligations to fund 3D seismic acquisition and exploratory drilling on the block will increase.

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

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at June 30, 2011 were not substantially different than at December 31, 2010.

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

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).  Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011 and fiscal year April 1, 2011 to March 31, 2012, total costs projected for the period April 1, 2010 to June 30, 2011 were $804.4 million (10% being $80.4 million).  Therefore, we estimate that the amount of GSPC’s claim as of June 30, 2011 to be approximately $225.1 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.  We dispute this assertion of GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by us to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting we have again met with senior management of GSPC to continue our effort to reach an amicable resolution.  However, no settlement agreement has been reached as of August 12, 2011 and there can be no assurance that this matter will be settled amicably.

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

Recent Exploration Activities
Below is a summary description relating to certain material developments to our exploration activities.  For additional information and a more complete description of the PSCs to which we are a party, reference should be made to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q as well as our Current Reports on Form 8-K.

KG Offshore Block
During the six months ended June 30 2011, GSPC as operator of the KG Offshore Block commenced drilling an appraisal well (DDE-APP-1) on the Deen Dayal East portion of the block.  This well is being drilled to a target depth of 4,750 meters with the objective of appraising the hydrocarbon bearing sands of our KG-16 discovery well.  This latest well is the seventeenth well to be drilled in this block.

KG Onshore Block
OIL as operator of the KG Onshore Block commenced a 3D seismic acquisition program to acquire approximately 400 square kilometers of data, of which approximately 141.4 square kilometers had been acquired before the program was suspended due to weather. During the first quarter of 2011, the 3D seismic acquisition program recommenced and as such, a total of 216 square kilometers has been acquired as of June 30, 2011.   It is anticipated that the seismic acquisition and part of the processing will be completed on or before September 30, 2011.

Three priority locations as proposed have been reviewed and agreed to by the Operating Committee.  All of these locations have multiple prospects in both the shallower (Eocene – Miocene) and deeper (Cretaceous – Jurassic) zones.

In February 2011, a contract was awarded to RPS Energy, Canada (RPS) to provide the well engineering and wellsite supervision work associated with the planned drilling campaign on the KG Onshore Block.  OIL as operator of the KG Onshore Block has invited Expression of Interests from interested and reputable contractors for the supply of both casings and surface wellheads to support a High Pressure High Temperature (HPHT) drilling campaign in an effort to commence drilling the first exploration well before the end of 2011.  Our commitment on this block is to drill twelve exploration wells to various depths between 2,000-5,000 meters.

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

RJ20 and RJ21 Blocks
The Phulasar-1 well commenced drilling on April 29, 2011 and was drilled to a total vertical depth of 1,525 meters to test the Jodhpur Sandstone and the Upper Carbonate group.  Wireline logs could not be recorded within the Upper Carbonate group as it suffered large mud loss while drilling the 12 - 1/4 inch section and Wireline formation tests within the Jodhpur formations did not confirm the presence of hydrocarbons. OIL as operator recommended not to lower the 5 - 1 /2 inch casing or to conduct a drill stem test program in this well.  Subsequent to June 30, 2011, the Phulasar-1 well has been abandoned.

The Phulasar-1 well was the third of a 20 well exploration program to be drilled over two Rajasthan blocks and the first well in the RJ20 Block. Subsequent to June 30, 2011, the drilling rig moved approximately 11 kilometers northeast of the Phulasar-1 well and commenced drilling the second prospect in the RJ20 Block, the Godu-1 well.  We have a 25% participating interest in each of the Rajasthan blocks.

Myra and Sara Licenses
On October 6, 2010 we commenced exploration activities in Israel by entering into a Joint Operating Agreement with a consortium involved in two existing oil and gas licenses located in deep water off the coast of Israel.  We became the operator of both the Myra and Sara licenses which commenced with the processing and interpretation of 1,360 square kilometers of previously acquired 3D seismic data.  Processing and interpretation of the 3D seismic data continued through the first six months of 2011.

The Israel Petroleum Commissioner’s Office granted us an extension for the planned drilling program on the Myra and Sara licenses to July 13, 2012.  Under the terms of the extension the partners were to present to the Petroleum Supervisor their final prospects to the Myra and Sara licenses by August 1, 2011, which has been presented timely, and begin drilling the first well by no later than March 31, 2012.  Drilling of the second well will commence after completion of the first well, which is to commence no later than July 1, 2012.

On July 1, 2011 we confirmed that the we have finalized the terms of the Assignment Agreement entered into with a third party whereby we took assignment of a third party's rights and obligations to an existing Drill Rig and Associated Services Contract for a Semi-submersible Drilling Rig.

The Noble Homer Ferrington is a 4th Generation Enhanced Pacesetter design Semi-submersible rig capable of drilling in water depths of up to approximately 2,100 meters (7,000 feet). The rig will be available to the Company on or after December 1, 2011.

Samuel License
On August 1, 2010 we were granted a license from the state of Israel where we became the co-operator of the Samuel license through our partnership with Adira Energy and a commonly owned Israeli company, Adira Geo Global Ltd.  A 43 square kilometer 3D seismic acquisition program commenced on June 17, 2011 and was completed on July 30, 2011.  Processing and interpretation of the 3D seismic data is expected to be complete by April 2012.

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

At June 30, 2011, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At June 30, 2011, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on our evaluation of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act), during the six months ended June 30, 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the six months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $3.1 million, used $3.8 million of cash flow in our operating activities and recovered $2.7 million from our investing activities. As at June 30, 2011, we had an accumulated deficit of $50.7 million.  These matters raise doubt about our ability to continue as a going concern.

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

We estimate the amount of GSPC’s claim as of June 30, 2011 to be approximately $225.1 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.

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

Our Activities Have Only Recently Commenced And We Have a Very Limited Operating History. Our Reserves Of Oil And Gas Are Not Material. We Anticipate Future Losses and There Is No Assurance Of Our Success
We are in the early stage of developing our operations.  We have a very limited operating history and we have realized very limited revenues from our activities.  We do not have material reserves of oil and gas as at June 30, 2011.

Our activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  We also have exploration activities in Israel and Colombia however those activities are in the very early stages of development.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore in accordance with the terms of the production sharing and other contracts we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons discovered.  As of June 30, 2011 there are no or limited facilities for the delivery and storage of hydrocarbons in the areas covered by our PSCs and licenses.

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

GEOGLOBAL RESOURCES INC.

August 12, 2011                                   By:  /s/ Sunil S. Karkera
-------------------------
Sunil S. Karkera
Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)