Form 10-Q
period 2011-09-30
GEOGLOBAL RESOURCES INC.
filed 2011-11-14
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011;
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite #200, 625 – 4 Avenue SW, Calgary, Alberta, Canada	T2P 0K2
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+1 403-777-9250

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

The number of shares outstanding of the registrant’s common stock as of November 14, 2011 was 82,746,933

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2011 and September 30, 2010 and for the period from inception on August 21, 2002 to September 30, 2011	4

	Unaudited Consolidated Statements of Stockholders' Equity as at September 30, 2011 and September 30, 2010 and for the period from inception on August 21, 2002 to September 30, 2011	5

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and for the period from inception on August 21, 2002 to September 30, 2011	6

	Notes to the Unaudited Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4.	Controls and Procedures	27

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	27

ITEM 6.	Exhibits	30

TOC

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED BALANCE SHEETS
	September 30, 2011	December 31, 2010

Assets
Current
Cash and cash equivalents (note 14)	7,022,771	7,751,105
Restricted deposits (notes 4 and 14)	1,279,000	2,034,000
Accounts receivable	884,591	2,317,180
Prepaid expenses and deposits (note 14)	489,759	398,404
	9,676,121	12,500,689

Restricted deposits (note 4)	--	5,018,000
Equity investee	1,048,383	--
Property and equipment (notes 5 and 8)	47,930,498	41,375,680

	58,655,002	58,894,369

Liabilities
Current
Accounts payable (note 14)	11,249,910	6,834,061
Accrued liabilities	492,727	1,682,504
Due to related companies (note 8)	141,450	27,555
	11,884,087	8,544,120

Deferred income taxes	46,385	61,000
Asset retirement obligation	710,401	680,144
	12,640,873	9,285,264
Stockholders' Equity
Capital stock
Authorized
200,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
82,746,933 common shares (December 31, 2010 – 82,746,933)	68,155	68,155
Additional paid-in capital	97,891,585	97,099,997
Deficit accumulated during the development stage	(51,945,611)	(47,559,047)
	46,014,129	49,609,105

	58,655,002	58,894,369
See Going Concern (note 2), Commitments (note 11), Contingencies (note 12) The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three months ended Sept 30, 2011	Three months ended Sept 30, 2010	Nine months ended Sept 30, 2011	Nine months ended Sept 30, 2010	Period from Inception, August 21, 2002 to Sept 30, 2011

Revenue and other income
Oil and gas sales	195,300	220,435	446,326	646,324	1,898,590
Interest income	7,528	9,958	27,730	39,615	5,941,464
Gain on sale of equipment	--	--	--	--	42,228
	202,828	230,393	474,056	685,939	7,882,282

Expenses
Operating	35,528	36,374	103,758	138,731	375,933
General and administrative	825,650	862,686	3,125,269	2,459,154	16,905,181
Consulting fees (note 8)	225,258	157,861	652,612	528,657	7,964,314
Professional fees	278,690	241,808	668,223	422,207	5,461,094
Depletion and depreciation (note 5)	46,881	67,971	221,565	266,305	1,717,385
Accretion	11,239	16,045	39,369	48,135	168,479
Foreign exchange (gain) loss	20,624	(8,103)	12,970	23,903	131,138
Impairment of oil and gas properties	--	--	--	--	23,887,015
	1,443,870	1,374,642	4,823,766	3,887,092	56,610,539

Net loss before tax	(1,241,042)	(1,144,249)	(4,349,710)	(3,201,153)	(48,728,257)

Current income tax (expense) benefit	(18,259)	(23,679)	(51,469)	(30,992)	(96,969)
Deferred income tax (expense) benefit	3,837	--	14,615	(48,500)	(46,385)
Net loss and comprehensive loss	(1,255,464)	(1,167,928)	(4,386,564)	(3,280,645)	(48,871,611)

Warrant modification	--	--	--	--	(3,074,000)

Net loss and comprehensive loss attributable to common stockholders	(1,255,464)	(1,167,928)	(4,386,564)	(3,280,645)	(51,945,611)

Basic and diluted net loss per share (note 9)	(0.02)	(0.02)	(0.05)	(0.04)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders’ Equity $
For the period from inception August 21, 2002 to December 31, 2008
Common shares issued	58,150,068	58,214	76,660,911	--	76,719,125
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Share issuance cost	--	--	(4,778,844)	--	(4,778,844)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	10,407,150	--	10,407,150
Net loss	--	--	--	(21,272,176)	(21,272,176)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Compensation option and warrant modification	--	--	264,000	--	264,000
Stock purchase warrant modification	--	--	1,754,000	(1,754,000)	--
Stock-based compensation	--	--	1,581,105	--	1,581,105
Net loss	--	--	--	(4,424,247)	(4,424,247)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	(28,770,423)	59,441,569

Common stock issued for private placements	9,941,177	9,941	8,440,059	--	8,450,000
Share issuance costs	--	--	(463,804)	--	(463,804)
Stock-based compensation	--	--	969,964	--	969,964
Net loss	--	--	--	(18,788,624)	(18,788,624)
Balance as at December 31, 2010	82,746,933	68,155	97,099,997	(47,559,047)	49,609,105

Stock-based compensation (note 7)	--	--	791,588	--	791,588
Net loss	--	--	--	(4,386,564)	(4,386,564)
Balance as at September 30, 2011	82,746,933	68,155	97,891,585	(51,945,611)	46,014,129

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended Sept 30, 2011	Nine months ended Sept 30, 2010	Period from Inception, August 21, 2002 to Sept 30, 2011
Cash flows provided by (used in) operating activities:
Net loss	(4,386,564)	(3,280,645)	(48,871,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	39,369	48,135	168,479
Asset impairment	--	--	23,887,015
Depletion and depreciation	221,565	266,305	1,717,385
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 7)	580,915	495,022	8,129,131
Compensation option & warrant modification	--	--	504,000
Deferred income taxes (benefit) expense	(14,615)	48,500	46,385
Changes in non-cash working capital (note 13)	143,497	(648,748)	182,434
	(3,415,833)	(3,071,431)	(14,279,010)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(6,556,417)	(6,578,703)	(64,649,143)
Other property and equipment additions	(18,405)	(1,585)	(1,593,729)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits (note 4)	5,773,000	(287,000)	(2,449,000)
Investment in equity investee	(1,048,383)	--	(1,048,383)
Changes in non-cash working capital (note 13)	4,537,704	(1,006,233)	10,311,539
	2,687,499	(7,873,521)	(56,311,250)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	--	--	84,062,165
Share issuance costs	--	--	(4,537,192)
Changes in non-cash working capital (note 13)	--	--	(1,911,942)
	--	--	77,613,031
Net increase (decrease) in cash and cash equivalents	(728,334)	(10,944,952)	7,022,771

Cash and cash equivalents, beginning of the period	7,751,105	16,294,996	--

Cash and cash equivalents, end of the period	7,022,771	5,350,044	7,022,771

Cash and cash equivalents
Current bank accounts	6,522,771	1,561,530	6,522,771
Short term deposits	500,000	3,788,514	500,000
	7,022,771	5,350,044	7,022,771

Cash taxes paid during the period	36,102	21,206

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2011

1.         Organization and Nature of Operations

The Company is engaged in the pursuit of petroleum and natural gas through exploration and development in India, Israel and Colombia.  The Company is a Delaware corporation with common stock listed and traded on the NYSE Amex under the symbol “GGR”.

As of September 30, 2011, the Company has not achieved its planned principal operations from its oil and gas exploration activities which commenced on August 29, 2003.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required by this status is that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principal operations.

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, the Company’s ability to continue as a going concern will be impaired.   The Company’s financial statements as at and for the period ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  During the nine months ended September 30, 2011, the Company incurred a net loss of approximately $4.4 million, used approximately $3.4 million of cash flow in its operating activities and had an accumulated deficit of approximately $51.9 million.  As at September 30, 2011, the Company has working capital deficiency of approximately $2.2 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur expenditures to further its exploration programs.  The Company’s existing cash balance at September 30, 2011 and the anticipated cash flow from operating activities are not sufficient to satisfy its current obligations and meet its exploration commitments of $20.2 million and $31.5 million, over the twelve months ending September 30, 2012 and the two years ending September 30, 2013, respectively.  The Company is considering various alternatives to remedy any future shortfall in capital.  The Company deems it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.   There can be no assurance this capital will be available and if it is not, the Company may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures.

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
September 30, 2011

3.         Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have not been audited and are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these unaudited consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010 and for the period from inception of August 21, 2002 to September 30, 2011 and cash flows for the nine months ended September 30, 2011 and 2010 and for the period from inception of August 21, 2002 to September 30, 2011.

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

Pursuant to Israeli Customs Authorities, the Company, on behalf of the Myra and Sara Joint Venture, is required to post bank guarantees which represents an 8% to 12% Israeli Custom Duty which is necessary to be posted for all imports of oil and gas equipment and supplies in order to release them from Customs.  Upon providing the Custom Authorities the proper required documentation, such that these goods and supplies are exempt from Custom Duties under the Israeli Petroleum law, these bank guarantees are refundable.  These bank guarantees have been secured by term deposits of the Company in the same amount. As of September 30, 2011 term deposits amounting to $545,000 (NIS – 2,024,770) (December 31, 2010 - $nil) have been provided against the bank guarantees which is expected to be released on or before September 30, 2012.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2011

4.         Restricted Deposits (continued)

The term deposits securing these bank guarantees are as follows:

	September 30, 2011		December 31, 2010
	$		$
Exploration Blocks – India
Sanand/Miroli		--		1,300,000
Ankleshwar		734,000		734,000
DS 03		--		330,000
DS 04		--		1,247,000
KG Onshore		--		900,000
RJ 20		--		1,100,000
RJ 21		--		1,441,000
Exploration Licenses - Israel
Myra and Sara		545,000		--
		1,279,000		7,052,000
Less: current portion of restricted deposit		(1,279,000)		(2,034,000)
		--		5,018,000

The following term deposits are classified as current restricted deposits:

	September 30, 2011		December 31, 2010
	$		$
Exploration Blocks - India
Sanand/Miroli		--		1,300,000
Ankleshwar		734,000		734,000
Exploration Licenses – Israel
Myra and Sara		545,000		--
		1,279,000		2,034,000

In the second quarter of 2011, Export Development Canada (EDC) commenced providing the performance security guarantees on behalf of the Company against the bank guarantees provided to the Government of India for the period of April 1, 2011 to June 30, 2012.  The performance security guarantees provided by EDC on behalf of the Company against these bank guarantees are as follows (see note 12):

	September 30, 2011		December 31, 2010
	$		$
Exploration Blocks – India
DS 03		599,000		--
DS 04		728,000		--
KG Onshore		458,500		--
RJ 20		1,374,500		--
RJ 21		897,500		--
		4,057,500		--

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2011

5.         Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties.

	September 30, 2011		December 31, 2010
	$		$
Oil and natural gas properties (using the full-cost method)
Unproved properties		52,054,092		47,715,032
Proved properties		20,150,898		17,702,000
Total oil and natural gas properties		72,204,990		65,417,032
Building		889,609		889,609
Computer, office and other equipment		621,322		602,917
Total property and equipment		73,715,921		66,909,558
Accumulated impairment of oil and natural gas properties		(23,887,015)		(23,887,015)
Accumulated depletion		(1,249,700)		(1,060,700)
Accumulated depreciation		(648,708)		(586,163)
Total property and equipment, net		47,930,498		41,375,680

The oil and natural gas properties consist of contract interests in 10 exploration blocks in India, 3 exploration licenses held in Israel and 2 exploration licenses held in Colombia.

The Company has capitalized $492,958 for the nine months ended September 30, 2011 (September 30, 2010 – $449,968) of general and administrative expenses directly related to exploration activities.  These amounts include $210,674 (September 30, 2010 – $164,635) of capitalized stock-based compensation expense and capitalized support equipment depreciation of $29,980 (September 30, 2010 - $45,805).

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at September 30, 2011, to assess the ceiling limitation of its proved oil properties.  At September 30, 2011, the Company’s net capitalized costs of proved oil and natural gas properties did not exceed the ceiling limitation.

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

Activity with respect to all warrants is presented below for the periods as noted:

	September 30, 2011		December 31, 2010
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $
Outstanding warrants at the beginning of period	8,717,363	5.44	5,599,716	7.91
Granted	--	--	3,117,647	1.00
Expired	(5,599,716)	7.91	--	--
Outstanding at the end of period	3,117,647	1.00	8,717,363	5.44
Exercisable at end of period	3,117,647	1.00	5,599,716	7.91

The weighted average remaining life by exercise price as of September 30, 2011 is summarized below:

	Outstanding Warrants #	Weighted Average Remaining Life (Months)	Exercisable Warrants #	Weighted Average Exercise Price $
Stock Purchase Warrants	3,117,647	48.5	3,117,647	1.00
	3,117,647	48.5	3,117,647	1.00

The Stock Purchase Warrants enable the holder to purchase one-half of one common share callable warrant and one-half of one common share non-callable warrant at a specified price up to October 15, 2015.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2011

TOC

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

The following table summarizes stock-based compensation for employees, non-employee consultants and independent directors:
	Three months ended Sept 30, 2011		Three months ended Sept 30, 2010		Nine months ended Sept 30, 2011		Nine months ended Sept 30, 2010		Period from Inception August 21, 2002 to Sept 30, 2011
	$		$		$		$		$
Stock-based compensation
Unaudited Consolidated Statements of Operations
General and administrative		93,017		257,698		583,169		506,488		4,715,297
Consulting fees		--		33,749		(2,254)		(11,466)		3,413,834
		93,017		291,447		580,915		495,022		8,129,131
Unaudited Consolidated Balance Sheets
Property and equipment		25,444		110,130		210,673		164,635		5,620,677
		118,461		401,577		791,588		659,657		13,749,808

At September 30, 2011, the total compensation cost related to non-vested awards not yet recognized was $171,176 (December 31, 2010 – $318,649) which will be recognized over a weighted-average period of twenty four months.  During the three and nine months ended September 30, 2011 and 2010, no options were exercised.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended Sept 30, 2011	Three months ended Sept 30, 2010	Nine months ended Sept 30, 2011	Nine months ended Sept 30, 2010
Fair value of stock options granted (per option)	$0.21	$0.75	$0.56	$0.93
Risk-free interest rate	1.9%	2.5%	3.2%	2.5%
Volatility	116%	130%	120%	130%
Expected life	9.3 years	9.8 years	9.7 years	8.3 years
Dividend yield	0%	0%	0%	0%

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2011

7.         Stock Options (continued)

Stock option table
Activity with respect to all stock options is presented below for the periods as noted:

	September 30, 2011		September 30, 2010
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $
Outstanding options at beginning of period	4,550,000	2.72	4,440,000	3.69
Granted	1,280,000	1.04	1,280,000	1.58
Expired	(50,000)	1.18	(30,000)	5.09
Forfeitures and cancellations	--	--	(110,000)	1.72
Outstanding at the end of the period	5,780,000	2.36	5,580,000	3.14

Outstanding aggregate intrinsic value	$--		$42,500

Exercisable at the end of the period	5,013,501	2.54	4,282,500	3.52

Exercisable aggregate intrinsic value	$--		$--

The weighted average remaining life by exercise price as of September 30, 2011 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Remaining Life Months	Exercisable Shares #	Weighted Average Exercise Price $
0.01 - 0.99	774,800	98.5	591,467	0.67
1.00 - 1.99	2,559,000	52.0	1,975,834	1.52
2.00 - 2.99	323,800	104.0	323,800	2.25
3.00 - 4.99	1,672,400	60.4	1,672,400	3.67
5.00 - 5.99	400,000	28.9	400,000	5.07
6.00 - 6.99	50,000	39.1	50,000	6.81
	5,780,000	61.9	5,013,501	2.36

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
September 30, 2011

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
	Three months ended Sept 30, 2011		Three months ended Sept 30, 2010		Nine months ended Sept 30, 2011		Nine months ended Sept 30, 2010		Period from Inception, August 21, 2002 to Sept 30, 2011
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		92,150		59,059		216,050		190,309		1,131,396
Unaudited Consolidated Balance Sheets
Property and equipment		52,211		18,852		138,384		62,602		1,591,584
		144,361		77,911		354,434		252,911		2,722,980

At September 30, 2011, the Company owed RGB $119,244 (December 31, 2010 - $16,200) for services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

The compensation cost for stock-based compensation arrangements is outlined and recorded below:

Unaudited Consolidated Balance Sheets
Property and equipment	(9,739)	--	32,584	--	32,584

D.I. Investments Ltd. (DI)
DI is a corporate entity controlled by an officer of the Company.  DI charged consulting fees to the Company up to August 17, 2010 for management, financial and accounting services rendered.  Subsequent to August 17, 2010, the officer’s compensation is included in general and administrative expenses.  Consultancy fees paid to DI are as outlined and recorded below:

	Three months ended Sept 30, 2011		Three months ended Sept 30, 2010		Nine months ended Sept 30, 2011		Nine months ended Sept 30, 2010		Period from Inception, August 21, 2002 to Sept 30, 2011
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		--		27,452		--		133,827		1,261,042

At September 30, 2011, the Company owed DI $nil (December 31, 2010 – $nil) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2011

8.         Related Party Transactions (continued)

Amicus Services Inc. (Amicus)
Amicus is related to the Company by virtue of being controlled by a brother of a director and principal stockholder of the Company.  Amicus charged consulting fees to the Company for IT and computer related services rendered, as outlined and recorded below:
	Three months ended Sept 30, 2011		Three months ended Sept 30, 2010		Nine months ended Sept 30, 2011		Nine months ended Sept 30, 2010		Period from Inception, August 21, 2002 to Sept 30, 2011
	$		$		$		$		$
Unaudited Consolidated Statements of Operations
Consulting fees		21,148		10,446		54,825		41,312		447,301

The compensation cost (recovery) for stock-based compensation arrangements is outlined and recorded below:

Unaudited Consolidated Statements of Operations
Consulting fees	--	14,463	(967)	14,948	651,378

At September 30, 2011, the Company owed Amicus $22,206 (December 31, 2010 - $11,355) as a result of services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

9.         Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended Sept 30, 2011		Three months ended Sept 30, 2010		Nine months ended Sept 30, 2011		Nine months ended Sept 30, 2010
	$		$		$		$
Net loss available to common stockholders		(1,255,464)		(1,167,928)		(4,386,564)		(3,280,645)

Weighted average number of common stock outstanding:
Basic		82,746,933		72,805,756		82,746,933		72,805,756
Impact of securities convertible into common stock		--		61,250		21,340		163,023
Diluted		82,746,933		72,867,006		82,768,273		72,968,779

Per share amounts
Basic and diluted		(0.02)		(0.02)		(0.05)		(0.04)

Securities excluded from denominator as anti-dilutive:
Stock options		5,780,000		5,330,000		5,630,000		5,050,000
Warrants		3,117,647		4,966,200		3,117,647		4,966,200
Compensation options		--		535,944		--		535,944
Compensation option warrants		--		97,572		--		97,572
		8,897,647		10,929,716		8,747,647		10,649,716

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2011

10.         Segmented Information

The majority of the Company’s oil and natural gas exploration activities is conducted in India.  All of the oil and gas sales are generated from India and are sold within Indian markets.  Management of the Company considers the operations of the Company as one operating segment.  The following information relates to the Company’s geographic areas of operation.

	September 30, 2011		December 31, 2010
	$		$
Property and equipment, net
India		43,292,748		39,693,301
Israel		4,404,861		1,459,476
Colombia and Canada		232,889		222,903
		47,930,498		41,375,680

11.           Commitments

Pursuant to current production sharing contracts, the Company is required to perform minimum exploration activities that include various types of surveys, acquisition and processing of seismic data and drilling of exploration wells.  In the event that the Company fails to fulfill minimum exploration activities by the end of the relevant exploration phase or early termination of the contract by the Government of India, the Company is liable to pay to the Government of India the amount which would be required to complete the unfinished portion of the minimum exploration activities.  These obligations have not been provided for in the financial statements.

The anticipated payments due under these agreements in effect are as follows:

	Operating Leases	Production Sharing Contracts
	$	$
2011 (remainder)	69,000	8,060,000
2012	241,000	9,289,000
2013	16,000	7,412,000
2014 and thereafter	--	--
	326,000	24,761,000

In June 2010, Oil India Limited, the operator of the KG Onshore Block approved an increase of the Company’s participating interest from 10% to 20%, subject to Government of India approval.  Upon Government of India approval, the Company’s commitments would increase by $1.0 million in the remainder of 2011, $2.3 million in 2012 and $5.2 million in 2013.  To date, the approval has not been granted.

Pursuant to licenses relating to the Company’s Israeli interests, the Company’s commitment is approximately $5.18 million for the remainder of 2011 and $1.54 million in 2012.

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
September 30, 2011

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

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).   Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011 and fiscal year April 1, 2011 to March 31, 2012, total costs projected for the period April 1, 2010 to September 30, 2011 were $1.008 billion (10% being $100.8 million).  Therefore, management estimates that the amount of GSPC’s claim as of September 30, 2011 to be approximately $245.5 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.  The Company disputes this assertion of GSPC.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by the Company to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting the Company’s management has again met with senior management of GSPC to continue its effort to reach an amicable resolution.  However, no settlement agreement has been reached as of November 14, 2011 and there can be no assurance that this matter will be settled amicably.

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

TOC
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2011

13.         Supplemental Disclosure of Cash Flow Information

Changes in non-cash working capital were as follows:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	$		$
(Increase) decrease in non-cash working capital
Accounts receivable		1,432,589		16,844
Prepaid expenses and deposits		(91,355)		(127,819)
Accounts payable		4,415,849		(3,235,820)
Accrued liabilities		(1,189,777)		1,820,097
Due to related companies		113,895		(128,283)
Net change in non-cash working capital		4,681,201		(1,654,981)
Relating to:
Operating activities		143,497		(648,748)
Investing activities		4,537,704		(1,006,233)
		4,681,201		(1,654,981)

14.           Supplemental Disclosure of Joint Venture Working Capital

Current assets and current liabilities related to the Myra and Sara joint venture, to which the Company has a 5% participating interest and is the operator are included in the following caption of consolidated balance sheet:

	September 30, 2011		December 31, 2010
	$		$
Cash and cash equivalents		4,362,000		--
Restricted deposits		545,000		--
Prepaid expenses and deposits		216,000		--
Accounts payable		5,123,000		--

TOC

ITEM2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are engaged, through our subsidiaries, in the exploration for and development of oil and natural gas reserves.  At September 30, 2011, we have not yet achieved our planned principal operations from our oil and gas exploration activities which commenced on August 29, 2003.  Accordingly, our activities are considered to be those of a “Development Stage Enterprise”.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the production sharing or other contracts we are a party to with respect to oil and natural gas exploration and development activities in India, Israel and Colombia and upon future profitable operations.  At present, our activities are being undertaken in four geological basins located offshore and onshore in India, one geological basin located offshore Israel and one geological basin located onshore in Colombia where reserves of oil or natural gas are believed by our management to exist.

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

Glossary of Certain Defined Terms:
All dollar amounts are stated in United States dollars
All meterage of drilled wells are measured depths unless otherwise stated

MBbls	-	thousand barrels
MMcf	-	million cubic feet
BOE	-	barrels of oil equivalent
GSPC	-	means Gujarat State Petroleum Corporation Limited of India
OIL	-	means Oil India Limited of India
ONGC	-	means Oil & Natural Gas Corporation Limited of India
PSC	-	means Production Sharing Contract
NELP	-	means National Exploration Licensing Policy
NIS	-	means New Israeli Shekels

TOC

Results of Operations for the three and nine months ended September 30, 2011 and 2010
We started our first production as non-operator from one field in the Tarapur block in May 2009.  Our interest in the proved reserves in this field is 55 MBbls of oil and 155 MMcf of natural gas and probable reserves of 409 MBbls of oil and 595 MMcf of natural gas as at December 31, 2010 based upon an independent reserve report dated January 1, 2011 by Chapman Petroleum Engineering Ltd., Calgary, Alberta, Canada.

For the three months ended September 30, 2011, we incurred a net loss of $1.3 million compared with a net loss of $1.2 million for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, we incurred a net loss of $4.4 million compared with a net loss of $3.3 million for the nine months ended September 30, 2010

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Oil Production (barrels)	1,262	1,864	3,606	7,729
Oil Sales (barrels)	1,575	2,394	3,481	7,453
Gas Sales (Mcf)	2,850	5,739	7,995	11,480
Oil Sales	$170,000	$174,000	$375,000	$547,000
Gas Sales	$25,000	$46,000	$71,000	$99,000
Average Oil Price per Barrel	$108.31	$72.70	$107.85	$73.47
Average Gas Price per Mcf	$8.67	$8.08	$8.87	$8.60
Operating Costs	$36,000	$36,000	$104,000	$139,000
Operating Costs per BOE	$19.95	$13.82	$20.47	$13.82
Depletion	$36,000	$55,000	$189,000	$222,000
Depletion per BOE	$20.21	$20.89	$37.29	$22.11

The calculation of barrels of oil equivalent (BOE) is based on a conversion ratio of six thousand cubic feet (Mcf) of natural gas to one barrel (bbl) of crude oil to estimate relative energy content.  Readers are cautioned that this conversion may be misleading, particularly when used in isolation, since the 6Mcf:1 bbl ratio is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent the value equivalency at the wellhead.

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

Oil and gas sales for the three months ended September 30, 2011 were $195,000 as compared to $220,000 for the three months ended September 30, 2010.  This decrease is mainly attributable to a decrease in the oil and gas production for the three months ended September 30, 2011 offset by an increase in the commodity price when compared to the same quarter for 2010.

Oil and gas sales for the nine months ended September 30, 2011 were $446,000 as compared to $646,000 for the nine months ended September 30, 2010.  This decrease is mainly attributable to a decrease in the oil and gas production for the nine months ended September 30, 2011 offset by an increase in the commodity price when compared to the same period for 2010.

Oil sales are currently based on the spot price based on discount to the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged. All our associated natural gas is sold to local markets at a firm contract price of $7.00 per Mcf adjusted for rebate/premium on account of calorific value.

Operating
Operating costs for the three months ended September 30, 2011 are $36,000 or $19.95 per BOE compared to $36,000 or $13.82 per BOE for the three months ended September 30, 2010.  While the operating costs remained constant, the price per BOE increased as a direct result of a decrease in oil and gas production for the three months ended September 30, 2011 when compared to the same quarter for 2010.  The operating costs include handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contain a fixed and variable portion.

Operating costs for the nine months ended September 30, 2011 are $104,000 or $20.47 per BOE compared to $139,000 or $13.82 per BOE for the nine months ended September 30, 2010.  This decrease is mainly attributable to a decrease in oil and gas production for the nine months ended September 30, 2011 when compared to the same period for 2010.  The operating costs include handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contain a fixed and variable portion.

TOC

General and Administrative
For the three months ended September 30, 2011, our general and administrative expenses decreased to $826,000 compared to $863,000 for the three months ended September 30, 2010.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE Amex listing and filing fees, investor relation services and transfer agent fees and services.  This decrease is mostly attributable to a decrease in Stock-based compensation costs by $165,000 to $93,000 for the three months ended September 30, 2011 from $258,000 for the comparative three months in 2010.  These compensation costs are for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  These decreases are offset by an increase in the Directors’ and Special Committee fees by $47,000 combined with an increase in salaries and benefits of $113,000 mostly related to restructuring of our management team which was previously included in consulting fees.  Further, there was a general increase in our general and administrative costs due to our increased activity in Israel, offset by overhead recoveries of $99,000 for the three months ended September 30, 2011 as compared to nil in the prior period.

For the nine months ended September 30, 2011, our general and administrative expenses increased to $3,125,000 compared to $2,459,000 for the nine months ended September 30, 2010.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE Amex listing and filing fees, investor relation services and transfer agent fees and services.  This increase is mostly attributable to the following: Directors’ and Special Committee fees increased by $158,000; salaries and benefits increased by $420,000 mostly related to restructuring of our management team which was previously included in consulting fees and the inclusion of a new executive officer in March 2010; and rent costs increased by $72,000; stock-based compensation costs increased by $77,000 to $583,000 for the nine months ended September 30, 2011 from $506,000 for the comparative nine months in 2010.  These compensation costs are for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  Further, there was a general increase in our general and administrative costs due to our increased activity in Israel, offset by overhead recoveries of $204,000 for the nine months ended September 30, 2011 as compared to nil in the prior period.

Consulting Fees
Consulting fees for the three months ended September 30, 2011 were $225,000, an increase of $67,000 from $158,000 when compared to the three months ended September 30, 2010.  Consulting fees include costs incurred in employing various technical and corporate consultants who advised us on a variety of matters.

This increase is mostly a result of an increase in fees paid to consultants to assist in our financing efforts offset by the restructuring of a member of our management team whose fees are now paid as salary versus consulting fees.

Consulting fees for the nine months ended September 30, 2011 were $653,000, an increase of $124,000 from $529,000 when compared to the nine months ended September 30, 2010.  Consulting fees include costs incurred in employing various technical and corporate consultants who advised us on a variety of matters.

This increase is mostly a result of fees paid to consultants to assist in our financing efforts offset by the restructuring of a member of our management team whose fees are now paid as salary versus consulting fees.

Professional Fees
Professional fees for the three months ended September 30, 2011 were $279,000 compared with $242,000 for the three months ended September 30, 2010.  This increase is mostly a result of professional fees incurred during the three months ended September 30, 2011 paid to our advisors assisting in the restructuring of the corporate entities.  Professional fees include general counsel, audit and review costs and tax advisors to assist with compliance.

Professional fees for the nine months ended September 30, 2011 were $668,000 compared with $422,000 for the nine months ended September 30, 2010.  This increase is mostly a result of professional fees incurred during the nine months ended September 30, 2011 paid to our legal advisors due to increased activity in Israel combined with amounts paid to our advisors assisting in the restructuring of the corporate entities.  Professional fees include general counsel, audit and review costs and tax advisors to assist with compliance.

Depletion and depreciation
Depletion and depreciation decreased to $47,000 during the three months ended September 30, 2011 from $68,000 during the three months ended September 30, 2010.  As a result of our production from the Tarapur 1 field we had depletion of $36,000 or $20.21 per BOE and depreciation of $11,000 for the three months ended September 30, 2011, as compared to depletion of $55,000 or $20.89 per BOE and depreciation of $13,000 for the same three months in 2010.  The decrease in depletion is a result of a decrease in the oil production for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 and an increase in proved reserves which is offset by an increase in the amortization base as at September 30, 2011 as compared to proved reserves as at September 30, 2010.

TOC

Depletion and depreciation decreased to $222,000 during the nine months ended September 30, 2011 from $266,000 during the nine months ended September 30, 2010.  As a result of our production from the Tarapur 1 field we had depletion of $189,000 or $37.29per BOE and depreciation of $33,000 for the nine months ended September 30, 2011, as compared to depletion of $222,000 or $22.11 per BOE and depreciation of $44,000 for the same nine months in 2010.  The increase in depletion rate per BOE for the nine months ended September 30, 2011 from the nine months ended September 30, 2010 is mostly a result of a decrease in oil production to 3,606 barrels for the nine months ended September 30, 2011 compared to production of 7,729 barrels for the same period in 2010.

Other
We capitalized certain overhead costs directly related to our exploration activities.  During the three months ended September 30, 2011, we capitalized overhead costs totaling $119,000 as compared to $205,000 during the three months ended September 30, 2010.  Included in the amounts above are stock-based compensation costs capitalized of $25,000 for the three months ended September 30, 2011 compared with $110,000 for the three months ended September 30, 2010.

During the nine months ended September 30, 2011, we capitalized overhead costs totaling $493,000 as compared to $450,000 during the nine months ended September 30, 2010.  Included in the amounts above are stock-based compensation costs capitalized of $211,000 for the nine months ended September 30, 2011 compared with $165,000 for the nine months ended September 30, 2010.

The treatment of capitalized overhead costs remained consistent with the comparable quarter and includes costs relating to personnel, consultants, their travel and stock-based compensation directly associated with the advancement of our oil and gas interests.

Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee in April 2009 and based on internal reserve evaluation conducted by qualified reserves evaluators, we estimate reserves in the Tarapur 1 field as at September 30, 2011 as follows:

Reserves Category	Oil (MBbls)	Natural Gas (MMcf)
PROVED
Developed	51	147
Undeveloped	261	145
TOTAL PROVED	312	292

Probable
Developed	53	143
Undeveloped	356	452
Possible
Developed	--	--
Undeveloped	--	--

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

Possible Reserves
Possible reserves include those additional reserves that are less certain to be recovered than probable reserves.

TOC

Liquidity
Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired.  Our unaudited consolidated financial statements as at and for the three and nine months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have a history of incurring operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

At September 30, 2011, our cash and cash equivalents were $7.0 million (December 31, 2010 - $7.8 million). The majority of this balance is being held in U.S. funds, of which $0.5 million is held in term deposits.  At September 30, 2011, we had current assets of $9.7 million and current liabilities of $11.9 million, or a working capital deficiency of $2.2 million.  Our current assets as of September 30, 2011 include $734,000 of restricted deposits which we expect will be released from escrow on or before December 31, 2011.

We will incur exploration and other expenses under the terms of our PSCs in India and our planned drilling program in Israel to further our exploration programs.  Our existing cash balance at September 30, 2011 and our anticipated cash flow from operating activities are not sufficient to satisfy our current obligations and meet our exploration commitments of $20.2 million and $31.5 million, over the twelve months ending September 30, 2012 and the two years ending September 30, 2013, respectively.  We expect to continue to be dependent upon our ability to raise additional capital in order to pursue our business plan.  In the event we are unable to raise sufficient capital on acceptable terms and at the times required to meet our exploration and other commitments during these respective periods, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures and possibly curtail other of our activities.

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

We believe at this time that the outcome of the GSPC Carried Interest dispute as further discussed below, will not have a material effect on our liquidity.

Overall cash and cash equivalents decreased by $0.7 million from $7.7 million at December 31, 2010 to $7.0 million at September 30, 2011.  The primary reason for the decrease in cash and cash equivalents can be attributed to the following activities:

Net cash used in operating activities during the nine months ended September 30, 2011 was $3.4 million as compared to $3.1 million for the nine months ended September 30, 2010.  The use of cash is mainly related to general and administrative costs, consulting and professional fees and operating costs, offset by oil and gas sales and interest earned on our short-term deposits.

Net cash provided by our investing activities during the nine months ended September 30, 2011 was $2.7 million as compared to $7.9 million used in investing activities during the nine months ended September 30, 2010.  This increase is attributable to the recovery of our restricted deposits of $5.7 million for the nine months ended September 30, 2011 as compared to an increase in restricted deposit of $0.3 million for the same period in 2010 which can now be used towards general working capital.

Cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was $nil.  There were no private placement sales or exercise of options or warrants during the nine months ended September 30, 2011 or 2010.

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

TOC

Capital Resources
We expect our exploration and development activities pursuant to our PSCs in India will continue through 2011 in accordance with the terms of those agreements.   During the remainder of 2011 and up to March 31, 2012, we anticipate drilling two exploratory wells; drilling two core wells; acquiring, processing and interpreting 2,480 line kilometers of 2D seismic data; and acquiring, processing and interpreting 350 square kilometers of 3D seismic data as well as processing and interpreting an additional 400 square kilometers of 3D seismic data.  We further expect to tie-in additional oil wells in Tarapur along with the construction of a gas pipeline for the Tarapur G gas discovery and to continue with the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore Block. Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in. Also, if the Government of India approves the increase to our participating interest in the KG Onshore Block to 20%, our obligations to fund the 3D seismic acquisition and exploratory drilling on the block will increase.

We expect our exploration activities pursuant to our licenses in Israel will continue through 2011 in accordance with the terms of those agreements.  During the remainder of 2011 and up to September 30, 2012, we expect to complete the processing and interpretation of 43 square kilometers of 3D seismic data in our Samuel license as well as drill two deepwater exploration wells in our Myra and Sara Licenses.

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at September 30, 2011 were not substantially different than at December 31, 2010.

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

We have advised GSPC that under the terms of the Carried Interest Agreement (the terms of which are also incorporated into the PSC and the Joint Operating Agreement), it has no right to such payment under the Carried Interest Agreement.  We have advised GSPC that we have fulfilled our obligations under the Carried Interest Agreement to provide extensive technical assistance without any further remuneration other than the carried interest, all in accordance with the terms of the Carried Interest Agreement.  In furtherance of our position, we have obtained an opinion of prominent Indian legal counsel advising us that, among other things, under the terms of the agreements between the parties, and in particular the Carried Interest Agreement, we are not liable to pay any amount to GSPC for either costs and expenses incurred or otherwise before reaching the stage of commercial production.

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

TOC

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).  Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011 and fiscal year April 1, 2011 to March 31, 2012, total costs projected for the period April 1, 2010 to September 30, 2011 were $1.008 billion (10% being $100.8 million).  Therefore, we estimate that the amount of GSPC’s claim as of September 30, 2011 to be approximately $245.5 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.  We dispute this assertion of GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by us to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting we have again met with senior management of GSPC to continue our effort to reach an amicable resolution.  However, no settlement agreement has been reached as of November 14, 2011 and there can be no assurance that this matter will be settled amicably.

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

Recent Exploration Activities
Below is a summary description relating to certain material developments to our exploration activities.  For additional information and a more complete description of the PSCs to which we are a party, reference should be made to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q as well as our Current Reports on Form 8-K.

KG Offshore Block
During the nine months ended September 30 2011, GSPC as operator of the KG Offshore Block commenced drilling on January 1, 2011 an appraisal well (DDE-APP-1) on the Deen Dayal East Field.

The well was drilled with the objective of appraising the hydrocarbon bearing sands of the KG-16 discovery well and, in the process, to test the Cretaceous and Jurassic Rift Fill and younger sandstones that were found to be productive in other wells on the Deen Dayal structural complex. The well was drilled to 5,621 meters and encountered basement at 5,530 meters.

Two Drill Stem Tests (“DST”) were undertaken after logging of the lower section of the well. DST-1 was undertaken in the rift fill section with perforation between 4,957 to 4,970 meters. This test flowed water at an average rate of 1,500 barrels of water per day and carbon dioxide ranging 20% to 28% was found in the well stream.  DST-2A was undertaken in a shallower section with perforation between 4,774 to 4,786.5 meters and 4,789 to 4,799.5 meters.  This test flowed gas at 0.73 MMcf per day with condensate at 60 barrels per day from a 12/64 inch choke with 6% constant carbon dioxide was observed during the test.  The well has been abandoned.

On September 12, 2011, the development drilling program at the Deen Dayal West gas condensate field (“DDW”) commenced.  The Jack-up rig Deep Sea Driller-1, which is located over the DDW Well Head Platform in a water depth of 60 meters, will drill the initial section of the first four development wells.

The completion of the wells to their target depth and the drilling of the remaining development wells will be completed by a more cost efficient modular rig, expected to be installed on the well head platform by January 2012.  The Field Development Plan (“FDP”) envisages a total of 11 new wells, including the four wells mentioned above, and the re-completion of the four existing wells at DDW.

TOC

KG Onshore Block
OIL as operator of the KG Onshore Block is required to complete a 3D seismic acquisition program to acquire approximately 400 square kilometers of data, of which approximately 235 square kilometers has been acquired over the past two years before the program was suspended in the third quarter of 2011 due to weather.

Part of the acquired seismic to date has been processed and interpreted.  Three priority locations as proposed have been reviewed and agreed to by the Operating Committee.  All of these locations have multiple prospects in both the shallower (Eocene – Miocene) and deeper (Cretaceous – Jurassic) zones.

In February 2011, a contract was awarded to RPS Energy, Canada (RPS) to provide the well engineering and wellsite supervision work associated with the planned drilling campaign on the KG Onshore Block.  OIL as operator of the KG Onshore Block has invited Expression of Interests from interested and reputable contractors for the supply of both casings and surface wellheads to support a High Pressure High Temperature (HPHT) drilling campaign in an effort to commence drilling the first exploration well in 2012.  Our commitment on this block is to drill twelve exploration wells to various depths between 2,000-5,000 meters.

Tarapur Block
Currently there is an approved field development plan which covers an area of approximately 2.14 square kilometers within the Tarapur 1 Discovery Mining Lease Area of approximately 9.7 square kilometers, and includes three existing exploratory/appraisal wells (Tarapur 1, Tarapur P and Tarapur 5) and three development wells (TD-1, TD-2 and TD-3).

All six wells are tied into the oil tank storage facilities by way of a gathering system and are on production.  There are ten additional wells in the Tarapur 1 Discovery Mining Lease Area which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  The preparation and filing of the field development plan for the seven appraisal wells in the TA-6 Discovery is pending approval of a submitted Declaration of Commerciality.

Production from one gas well (Tarapur G) will commence upon approval of the field development plan which GSPC has filed, pursuant to the provisions of the PSC.

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

Ankleshwar Block
The Phase I Minimum Work commitments have been met on this block and the consortium elected not to proceed to Phase II but rather develop the existing discoveries.  The consortium elected to retain a 172 square kilometer area around the two discoveries ANK-21 and ANK-40S.  A gas discovery (ANK-41S) has been notified within this 172 square kilometer area.  GSPC is currently in the process of preparing an appraisal plan for the ANK-41S discovery and a Declaration of Commerciality for the ANK-40S for Operating Committee approval.  An Operating Committee approved field development plan for the ANK-21 has been filed pursuant to the provisions of the PSC and is awaiting Government approval.  GSPC continues to prepare and file the necessary declarations of commerciality and field development plans pursuant to the provisions of the PSC in order to put all these wells into production.

Mehsana Block
The Phase I exploration and appraisal period are completed and the minimum work commitments have been met on this block.  As there is no commercial discovery on this block, the Operating Committee on September 19, 2011 elected to relinquish 100% of the block area back to the Government of India.

RJ20 and RJ21 Blocks
The Phulasar-1 well commenced drilling on April 29, 2011 and was drilled to a total vertical depth of 1,525 meters to test the Jodhpur Sandstone and the Upper Carbonate group.  Wireline logs could not be recorded within the Upper Carbonate group as it suffered large mud loss while drilling the 12¼ inch section and Wireline formation tests within the Jodhpur formations did not confirm the presence of hydrocarbons. OIL as operator recommended not to lower the 5½ inch casing or to conduct a drill stem test program in this well.  This well has been abandoned.

The drilling rig moved approximately 11 kilometers northeast of the Phulasar-1 well and commenced drilling the second prospect in the RJ20 Block, the Godu-1 well on August 1, 2011.  This well has been drilled to a total depth of 1,641 meters.  Wireline logs did not show any prospective hydrocarbon bearing zones in the well.  OIL as operator recommended not to lower the 5½ inch casing and abandoned the well.

We have a 25% participating interest in each of the Rajasthan blocks.

TOC

Myra and Sara Licenses
On October 6, 2010 we commenced exploration activities in Israel by entering into a Joint Operating Agreement with a consortium involved in two existing oil and gas licenses located in deep water off the coast of Israel.  We became the operator of both the Myra and Sara licenses which commenced with the processing and interpretation of 1,360 square kilometers of previously acquired 3D seismic data which has now been completed.

The Israel Petroleum Commissioner’s Office granted us an extension for the planned drilling program on the Myra and Sara licenses to July 13, 2012.  Under the terms of the extension the partners were to present to the Petroleum Supervisor their final prospects to the Myra and Sara licenses by August 1, 2011, which was presented timely, and further, to begin drilling the first well by no later than March 31, 2012.  Drilling of the second well will commence after completion of the first well, which is to commence no later than July 1, 2012.

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

At September 30, 2011, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At September 30, 2011, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

TOC

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on our evaluation of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act), during the nine months ended September 30, 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the nine months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $4.4 million, used $3.4 million of cash flow in our operating activities and had an accumulated deficit of $51.9 million.  As at September 30, 2011, we had working capital deficiency of approximately $2.2 million.  These matters raise doubt about our ability to continue as a going concern.

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

TOC

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

We estimate the amount of GSPC’s claim as of September 30, 2011 to be approximately $245.5 million plus interest, of which 50% is for the account of Roy Group (Mauritius) Inc.

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
We are in the early stage of developing our operations.  We have a very limited operating history and we have realized very limited revenues from our activities.  We do not have material reserves of oil and gas as at September 30, 2011.

Our activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  We also have exploration activities in Israel and Colombia however those activities are in the very early stages of development.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore in accordance with the terms of the production sharing and other contracts we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons discovered.  As of September 30, 2011 there are no or limited facilities for the delivery and storage of hydrocarbons in the areas covered by our PSCs and licenses.

As a company engaged in exploratory oil and gas activities we are exposed to a number of special risks including, among others:
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

TOC

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

TOC

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

GEOGLOBAL RESOURCES INC.

November 14, 2011                              By:  /s/ Sunil S. Karkera
-------------------------
Sunil S. Karkera
Chief Financial Officer
(Signing on behalf of the registrant and as
        Principal Financial and Accounting Officer)