Form 10-K/A
period 2010-12-31
GEOGLOBAL RESOURCES INC.
filed 2012-01-13
CIK 896726

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________________ to _________________________________.
Commission File No.:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 200, 625 – 4 Avenue SW, Calgary, Alberta, Canada	T2P 0K2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 (403) 777-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐ Yes                       ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
☐ Yes                       ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

On December 22, 2011 we received a comment letter from the Securities and Exchange Commission (the “SEC”) relating to, in part, our Annual Report on Form 10−K for the fiscal year ended December 31, 2010, which we filed with the SEC on March 31, 2011 (the “Form 10-K”) and first amended on April 5, 2011 (the “Form 10-K/A”). The sole purpose of this Amendment No. 2 to the Form 10-K (the “Amendment”) is to respond to the comment letter.

In this Amendment we have revised the following:
—
Item 1A.  Risk Factors—Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.  We have revised our disclosure with respect to the risks and uncertainties relating to us and to forward-looking statements to include our expected costs of continuing the current level of operations through 2011.

—
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We have included additional disclosure regarding the amount of our exploration commitments and our expected costs of continuing the current level of operations through 2011.

—	Item 15. Exhibits and Financial Statement Schedules. We have refiled Exhibit 10.35, including all exhibits, schedules, annexes and appendices thereto.

This Amendment is limited in scope to the foregoing, and should be read in conjunction with the Form 10-K and Form 10-K/A previously filed and our other filings with the SEC.  Except as described above, we have not modified or updated other disclosures or information presented in the original Form 10-K or Form 10-K/A.  The disclosures in this Amendment continue to speak as of the date of the Form 10-K, and do not reflect events occurring after the filing of the Form 10-K.  The filing of this Amendment shall not be deemed to be an admission that the Form 10-K, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

As a company engaged in exploratory oil and gas activities we are exposed to a number of special risks including, among others;
—	We may experience failures to discover oil and gas in commercial quantities;
—	There are uncertainties as to the costs to be incurred in our exploratory drilling activities, cost overruns are possible and we may encounter mechanical difficulties and failures in completing wells;
—	There are uncertain costs inherent in drilling into unknown formations, such as over-pressured zones, high temperatures and tools lost in the hole; and
—	We may make changes in our drilling plans and locations as a result of prior exploratory drilling.

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

—
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

—
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

—
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

—
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

At this time we are uncertain of the outcome of these events. However, prolonged and/or widespread regional conflict in the Middle East could have the following results, among others:

—	volatility in global crude oil prices which could negatively impact the global economy, resulting in slower economic growth rates, which could reduce demand for our products;
—	negative impact on the world crude oil supply if transportation avenues are disrupted, leading to further commodity price volatility;
—	capital market reassessment of risk and subsequent redeployment of capital to more stable areas making it more difficult for partners to obtain financing for potential development projects;
—	security concerns in Israel, making it more difficult for our personnel or supplies to enter or exit the country;
—	reduced market demand in Israel for natural gas due to efforts to conserve domestic resources;
—	security concerns leading to evacuation of our personnel;
—	damage to or destruction of our wells, production facilities, receiving terminals or other operating assets;
—	inability of our service and equipment providers to deliver items necessary for us to conduct our operations in Israel, resulting in delayed start-up of our Samuel or Sara and Myra projects; and
—	lack of availability of drilling rig, oilfield equipment or services if third party providers decide to exit the region.

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

Oil And Gas Prices Fluctuate Widely And Low Oil And Gas Prices Could Adversely Affect Our Financial Results
There is no assurance that there will be any market for oil or gas produced from the exploration blocks in which we hold an interest and the ability to deliver production from any wells may be constrained by the absence of or limitations on collector systems and pipelines.  Future price fluctuations could have a major impact on future revenue from any oil and gas produced on these exploration blocks and could materially affect the return from and the financial viability of any reserves claimed.  Historically, oil and gas prices have been volatile, and they are likely to continue to be volatile in the future.  A significant decrease in oil and gas prices could have a material adverse effect on our cash flow and profitability and would adversely affect our financial condition and results of operations.  Prices for oil and gas fluctuate in response to relatively minor changes in the supply and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, including:

—	political conditions and civil unrest in oil producing regions, including the Middle East and elsewhere;
—	the domestic and foreign supply of oil and gas;
—	quotas imposed by the Organization of Petroleum Exporting Countries upon its members;
—	the level of consumer demand;
—	weather conditions;
—	domestic and foreign government regulations;
—	the price and availability of alternative fuels;
—	overall economic conditions; and
—	international political conditions.

In addition, various factors may adversely affect the ability to market oil and gas production from our exploration blocks, including:

—	the capacity and availability of oil and gas gathering systems and pipelines;
—	the ability to produce oil and gas in commercial quantities and to enhance and maintain production from existing wells and wells proposed to be drilled;
—	the proximity of future hydrocarbon discoveries to oil and gas transmission facilities and processing equipment (as well as the capacity of such facilities);
—
the effect of governmental regulation of production and transportation (including regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and condensate and matters associated with the protection of the environment);

—	the imposition of trade sanctions or embargoes by other countries;
—	the availability and frequency of delivery vessels;
—	changes in supply due to drilling by others;
—	the availability of drilling rigs and qualified personnel; and
—	changes in demand.

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

Cautionary Statement For Purposes Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1995
With the exception of historical matters, the matters discussed in this Report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Forward-looking statements made herein include, but are not limited to:
—	statements in this Report regarding our plans and objectives relating to our future operations,
—	plans and objectives regarding the exploration, development and production activities conducted on the exploration blocks in India, Israel and Colombia where we have interests,
—
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

—
our ability to maintain compliance with the terms and conditions of licenses and our production sharing and other contracts, including the related work commitments, to obtain consents, waivers and extensions under the terms of these licenses and production sharing and other contracts as and when required, and our ability to fund those work commitments,

—
our plans and objectives to join with others or to directly seek to enter into or acquire interests in additional licenses and production sharing or other contracts in India, Israel, Colombia and elsewhere,

—	our assumptions, plans and expectations regarding our future capital requirements,
—	our plans and intentions to raise additional capital we require and our likelihood of success in that regard,
—	our expected costs of continuing the current level of operations through 2011,
—
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
—	We cannot assure you that our assumptions or our business plans and objectives will prove to be accurate or be able to be attained.
—
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

—	Our ability to realize material revenues cannot be assured. Our ability to successfully drill, test and complete significant numbers of producing wells cannot be assured.
—
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

—
We cannot assure you that we will be successful in joining any further ventures seeking to be granted licenses or production sharing or other contracts in India, Israel, Colombia or elsewhere or that we will be successful in acquiring interests in existing ventures.

—
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

—
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

—
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

We expect to incur expenditures to further our exploration programs.  Our existing cash balance and any cash flow from operating activities is not sufficient to satisfy our current obligations and meet our exploration commitments of $13.152 million and $29.853 million for the next twelve months and over the next three years, respectively.  In addition to our exploration commitments of $13.152 million, we estimate the cost of maintaining current operations through December 31, 2011 to be $5.685 million.

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

10.32	Employment Agreement dated November 18, 2010 with an effective date of August 17, 2010 between Mr. Sunil S. Karkera and GeoGlobal Resources Inc. (21)
10.33	Employment Agreement dated November 18, 2010 with an effective date of August 17, 2010 between Mr. Allan J. Kent and GeoGlobal Resources Inc. (21)
10.34	Employment Agreement executed January 27, 2011 with an effective date of January 1, 2011 between Mr. Paul B. Miller and GeoGlobal Resources Inc. (22)
10.35	Chapman Petroleum Engineering Report dated December 29, 2011, effective January 1, 2011 (24)
10.36
International Operating Agreement dated February, 2011 and effective March 8, 2011 between Adira Geoglobal Ltd, Adira Oil Technologies Ltd., Brownstone Venture Inc., Pinetree Capital Ltd., and GeoGlobal Resources (India) Inc. (23)

23.1	Consent of KPMG LLP (23)
23.2	Consent of Ernst & Young LLP (23)
23.3	Consent of Chapman Petroleum Engineering Ltd. (24)
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) (24)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (24)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (24)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (24)

Exhibit	Description
99.1	Code of Ethics (15)
99.2	Subsidiaries of the Registrant:
	Name	State or Jurisdiction of Incorporation
	GeoGlobal Resources (India) Inc.	Barbados
	GeoGlobal Resources (Canada) Inc.	Alberta
	GeoGlobal Resources (Barbados) Inc.	Barbados
	GGR Oil & Gas (India) Private Limited	India

(1)	Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.
(2)	Filed as an Exhibit to our Current Report on Form 8-K dated December 10, 1998.
(3)	Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(4)	Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.
(5)	Filed as an Exhibit to our Form 10-KSB dated April 1, 2004.
(6)	Filed as an Exhibit to our Form 10-KSB/A dated April 28, 2004.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(8)	Filed as an Exhibit to our Current Report on Form 8-K dated January 31, 2006.
(9)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K dated June 27, 2007.
(11)	Filed as an Exhibit to our Current Report on Form 8-K dated August 14, 2007.
(12)	Filed as an Exhibit to our Form 10-K dated June 4, 2008.
(13)	Filed as an Exhibit to our Form S-8 dated December 31, 2008.
(14)	Filed as an Exhibit to our Form 10-K dated March 26, 2009.
(15)	Filed as an Exhibit to our Form 10-K dated March 31, 2010.
(16)	Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(17)	Filed as an Exhibit to our Current Report on Form 8-K for August 30, 2010.
(18)	Filed as an Exhibit to our Current Report on Form 8-K for October 12, 2010.
(19)	Filed as an Exhibit to our Current Report on Form 8-K for October 29, 2010.
(20)	Filed as an Exhibit to our Current Report on Form 8-K for November 8, 2010.
(21)	Filed as an Exhibit to our Current Report on Form 8-K for November 18, 2010.
(22)	Filed as an Exhibit to our Current Report on Form 8-K for January 28, 2011.
(23)	Filed as an Exhibit to our Annual Report on Form 10-K filed March 31, 2011.
(24)	Filed herewith.

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

Signature	Title	Date
/s/ Paul B. Miller
Paul B. Miller	Director, President and Chief Executive Officer	January 13, 2012
/s/ Sunil Karkera
Sunil Karkera	Chief Financial Officer (Principal Accounting Officer)	January 13, 2012
/s/ David D. Conklin
David D. Conklin	Director and Chairman of the Board	January 13, 2012
/s/ Allan J. Kent
Allan J. Kent	Vice President of Finance	January 13, 2012

Jean Paul Roy	Director	January 13, 2012
/s/ Michael J. Hudson
Michael J. Hudson	Director	January 13, 2012
/s/ Anoop Poddar
Anoop Poddar	Director	January 13, 2012

Ohad Marani	Director	January 13, 2012