Form 10-Q/A
period 2011-09-30
GEOGLOBAL RESOURCES INC.
filed 2012-01-13
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

On December 22, 2011 we received a comment letter from the Securities and Exchange Commission (the “SEC”) relating, in part, to our Quarterly Report on Form 10−Q for the fiscal period ended September 30, 2011, which we filed with the Securities and Exchange Commission on November 14, 2011 (the “Form 10-Q”). The sole purpose of this Amendment No. 1 to the Form 10-Q (the “Amendment”) is to respond to the comment letter.

In this Amendment we have revised the following:
—	Financial Statements: Note 11 – Commitments. We have included additional disclosure regarding our exploration activities.
•	Financial Statements: Note 12 – Contingencies. We have included additional disclosure regarding our GSPC dispute.
•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have included additional disclosure regarding our reserve report.

This Amendment includes information contained in the Form 10-Q, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Form 10-Q, except as identified above. The disclosures in this Amendment continue to speak as of the date of the Form 10-Q, and do not reflect events occurring after the filing of the Form 10-Q. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q, including any amendments to those filings. The filing of this Amendment shall not be deemed to be an admission that the Form 10-Q, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)

QUARTERLY REPORT ON FORM 10-Q/A
AMENDMENT NO. 1

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4

	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2011 and September 30, 2010 and for the period from inception on August 21, 2002 to September 30, 2011	5

	Unaudited Consolidated Statements of Stockholders' Equity as at September 30, 2011 and September 30, 2010 and for the period from inception on August 21, 2002 to September 30, 2011	6

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and for the period from inception on August 21, 2002 to September 30, 2011	7

	Notes to the Unaudited Consolidated Financial Statements	8

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 4.	Controls and Procedures	29

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	29

ITEM 6.	Exhibits	32

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED BALANCE SHEETS
	September 30, 2011	December 31, 2010

Assets
Current
Cash and cash equivalents (note 14)	7,022,771	7,751,105
Restricted deposits (notes 4 and 14)	1,279,000	2,034,000
Accounts receivable	884,591	2,317,180
Prepaid expenses and deposits (note 14)	489,759	398,404
	9,676,121	12,500,689

Restricted deposits (note 4)	--	5,018,000
Equity investee	1,048,383	--
Property and equipment (notes 5 and 8)	47,930,498	41,375,680

	58,655,002	58,894,369

Liabilities
Current
Accounts payable (note 14)	11,249,910	6,834,061
Accrued liabilities	492,727	1,682,504
Due to related companies (note 8)	141,450	27,555
	11,884,087	8,544,120

Deferred income taxes	46,385	61,000
Asset retirement obligation	710,401	680,144
	12,640,873	9,285,264
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

The following table sets forth the end dates to perform minimum work programs pursuant to current production sharing contracts:

End dates of
	Phase I	Phase II	Phase III
KG Onshore	February 15, 2012	February 15, 2015	N/A
DS 03	September 3, 2010	November 30, 2013	November 30, 2015
DS 04	June 6, 2012	June 6, 2015	N/A
RJ 20	January 20, 2012	January 20, 2015	N/A
RJ 21	January 20, 2012	January 20, 2015	N/A

The Company has completed the minimum work programs on the Tarapur, Mehsana, Ankleshwar and Sanand-Miroli blocks for all the phases.  Accordingly, all financial commitments have been met under the terms of the production sharing contracts.

For the KG Onshore, DS 04, RJ 20 and RJ 21 blocks, the Company is in the process of completing its minimum work program commitments for exploration Phase I.  The production sharing contracts provide an option for a six-month extension without penalty to complete the minimum work program commitments.

With respect to the DS 03 block, except for the completion of a 12,000 line kilometre aeromagnetic survey, all of the other minimum work program commitments for exploration Phase I have been completed.  The Company was required to obtain no-objection clearance from the Government of India’s Ministry of Defence to conduct the aeromagnetic survey over the block.  This approval was received on August 1, 2011, approximately sixteen months after the submission of the Company’s application to the Government of India. As per the New Extension Policy of the Government of India, the time lost in obtaining the Government approval is treated as excusable delay and the Company may apply for an extension of the exploration phase on this basis.  Accordingly, the Company has applied for a sixteen-month extension of exploration Phase I and we are waiting for the approval from the Government of India.  Currently, the expiry date for the exploration Phase I of the DS 03 block is stated as September 3, 2010 in the above table.  However, we expect the Government of India to approve our request for a sixteen-month extension from August 1, 2011.  Accordingly, we anticipate that the end date of exploration Phase I for the DS 03 block will be November 30, 2012.  Therefore, the end dates for Phases II and III have been disclosed in the above table as November 30, 2013 and November 30, 2015 respectively. The aeromagnetic survey is currently in progress and the Company does not anticipate any penalty on account of an unfinished minimum work program commitment for exploration Phase I of the DS 03 block.

As described in Note 2, the Company's existing cash balance at September 30, 2011 and the anticipated cash flow from operating activities are not sufficient to satisfy its current obligations and to meet its exploration commitments over the twelve months ending September 30, 2012 and the two years ending September 30, 2013. The Company is considering various alternatives to remedy any future shortfall in capital. The Company deems it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2011

sale of the Company’s oil and gas interests or participation arrangements in those interests.  There can be no assurance that these capital resources will be available and if they are not, the Company may be forced to substantially curtail or cease exploration and development expenditures.

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

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).   Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011 and fiscal year April 1, 2011 to March 31, 2012, total costs projected for the period April 1, 2010 to September 30, 2011 were $1.008 billion (10% being $100.8 million).  Therefore, management estimates that the amount of GSPC’s claim as of September 30, 2011 to be approximately $245.5 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc.  The Company disputes this assertion of GSPC.  The Company believes that the likelihood of an unfavourable outcome of this dispute is remote and accordingly, as at September 30, 2011, no amount has been accrued in the consolidated financial statements.  However, the fact of the dispute has been disclosed.

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

The exploration rights pursuant to PSCs we have entered into with the Government of India are located in the following areas:

—	The Krishna Godavari Basin offshore and onshore in the State of Andhra Pradesh in south eastern India;
—	The Cambay Basin onshore in the State of Gujarat in western India;
—	The Deccan Syneclise Basin onshore in the State of Maharashtra in west central India; and
—	The Bikaner-Nagaur Basin onshore in the State of Rajasthan in north western India.

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

Since the completion of the independent reserve report dated January 1, 2011 by Chapman Petroleum Engineering Ltd. and as of September 30, 2011, additional reserves have been added to the proved undeveloped reserves category in the Tarapur 1 field.  These changes in the updated reserve estimation result from the currently producing wells as well as the development and refinement of horizontal, multi-fracture wellbore technology.  This technology has been applied to the Tarapur reservoir and numerous analogous fields since the January 1, 2011 Chapman Petroleum Engineering Ltd. report.

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

GEOGLOBAL RESOURCES INC.

January 13, 2012	By:	/s/ Sunil S. Karkera
Sunil S. Karkera
Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)