Form 10-K
period 2011-12-31
GEOGLOBAL RESOURCES INC.
filed 2012-03-28
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011;

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes                       ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was $23,947,413.

The number of shares outstanding of the registrant’s common stock as of March 27, 2012 was 101,749,572.

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
BOE               - barrels of oil equivalent
GSPC               - means Gujarat State Petroleum Corporation Limited of India
OIL               - means Oil India Limited of India
ONGC               - means Oil & Natural Gas Corporation Limited of India
PSC               - means Production Sharing Contract
NELP               - means New Exploration Licensing Policy
NIS               - means New Israeli Shekels

Our Oil and Gas Activities
The Company is engaged, through our subsidiaries, in the exploration for and development of oil and natural gas reserves.  At December 31, 2011, we have not yet achieved our planned principal operations from our oil and gas exploration activities which commenced on August 29, 2003.  Accordingly, our activities are considered to be those of a “Development Stage Enterprise”.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving significant commercial production and sale of hydrocarbons or sale of exploration assets, our ability to obtain sufficient financing to fulfill our obligations under the production sharing or other contracts we are a party to with respect to oil and natural gas exploration and development activities in India, Israel and Colombia and upon future profitable operations.  At present, our activities are being undertaken in four geological basins located offshore and onshore in India, one geological basin located offshore in Israel and one geological basin located onshore in Colombia where reserves of oil or natural gas are believed by our management to exist.

The exploration rights pursuant to PSCs we have entered into with the Government of India with respect to ten exploration blocks is as follows:

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

•
DS-ONN-2003/1 (DS 03 Block) - We entered into this agreement in September 2005 under NELP-V, which grants exploration rights in an area onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west central India.  We are the Operator of this block and have a 100% participating interest under this agreement.

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

•
DS-ONN-2004/1 (DS 04 Block) - We entered into this agreement in March 2007 under NELP-VI, which grants exploration rights in an area onshore in the Deccan Syneclise Basin located in the northern portion of the State of Maharashtra in west central India.  We are the Operator of this block and have a 100% participating interest under this agreement.

The exploration rights pursuant to licenses we have been granted in Israel with respect to three exploration licenses are as follows:

•
348/Sara License – We entered into a Joint Operating Agreement on October 6, 2010 which grants exploration rights in an area of the Levantine Basin located approximately 35 miles off the coast of Israel in approximately 1,350 meters of water depth.  We are the Operator of this license and currently have a 5% participating interest under this agreement.

•
347/Myra License – We entered into a Joint Operating Agreement on October 6, 2010 which grants exploration rights in an area of the Levantine Basin located approximately 52 miles off the coast of Israel in approximately 1,450 meters of water depth.  We are the Operator of this license and currently have a 5% participating interest under this agreement.

•
388/Samuel License – We were awarded an interest in June 2010 from the Israel Petroleum Commissioner which grants exploration rights in an area of the Levantine Basin located in shallow water of 140 meters or less off the coast of Israel.  Adira Geo Global is the Operator of the license and we currently hold a 42% effective participating interest in this license.

The exploration rights pursuant to licenses we have been granted in Colombia with respect to two exploration licenses is as follows:

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

Unless the context should otherwise require, references to “we,” “us” and “our” in this Annual Report on Form 10-K refer to GeoGlobal Resources Inc. and our wholly-owned consolidated subsidiaries.  GeoGlobal Resources (Barbados) Inc. is our wholly-owned subsidiary incorporated under the Companies Act of Barbados that is the contracting party under our four PSCs covering four blocks in the Cambay Basin, our two PSCs covering two blocks in the Deccan Syneclise Basin, our two PSCs covering two blocks in the Bikaner-Nagaur Basin and our PSC covering the KG Onshore Block in the Krishna Godavari Basin, all of which are located in India.  GeoGlobal Resources (India) Inc. is our wholly-owned subsidiary continued under the Companies Act of Barbados that is the contracting party under our PSC covering our one KG Offshore Block in the Krishna Godavari Basin and the Sara, Myra and Samuel licenses in the Levantine Basin in Israel.

Our Production Sharing Contracts in India
Our Krishna Godavari Basin Agreements
KG Offshore Block PSC
Completion of Minimum Work Program
We, together with our joint venture partners GSPC and Jubilant Offshore Drilling Pvt. Ltd., are parties to a PSC dated February 4, 2003 which grants to the three parties the right to conduct exploratory drilling activities in the offshore waters of the Krishna Godavari Basin.  The PSC now covers a discovery area of approximately 513.5 square kilometers (126,889 acres) out of the original 1,850 awarded under the third NELP round.  We have a net 5% carried interest in this exploration block.  Under the original terms, this PSC was for a term of up to 6.5 years commencing March 12, 2003 with three exploration phases and a prescribed minimum work program.  In June 2007, the Government of India issued two new policy guidelines which, among other things, permitted the substitution of additional meterage drilled in deeper wells against the total meterage of the wells committed as part of the minimum work program.  GSPC, on behalf of the contracting parties, exercised these rights.  By September 30, 2008, the consortium completed the minimum work program for all Phases on this block under the terms of the PSC as entered into.

Declaration of Commerciality
The PSC sets forth procedures whereby the operator can obtain the review of the Management Committee under the PSC as to whether a discovery on the exploration block should be declared a Commercial Discovery under the PSC.  GSPC, as operator on behalf of the consortium submitted to the Management Committee approval, the proposal for a Declaration of Commerciality on the KG#8 and KG#15 discoveries (referred to as the Deen Dayal West Structure) under the terms of the PSC.  For all other discoveries in this block, the Management Committee has advised to complete the appraisal activities and submit the Declaration of Commerciality by March 6, 2013.

Field Development Plan Approval
With the completion of a review by the Management Committee of a proposal for Declaration of Commerciality of the Deen Dayal West Structure, on June 18, 2009, GSPC submitted the Deen Dayal West field development plan in accordance with the provisions of the PSC to the Management Committee for approval.  On November 11, 2009, the Field Development Plan was approved as follows:
•	Includes fifteen wells; four existing wells (KG#8, KG#15, KG#17 and KG#28) and eleven new development wells including three slant wells and eight multilateral wells to be drilled.
•	Production facilities to include:
o	Two offshore platforms (one well head and one central processing);
o	20 kilometer long pipeline of 24 inch diameter up to landfall point; and
o	One onshore gas terminal to include a gas sweetening unit, gas dehydration unit, dew point depression unit, condensate stabilization unit, sulphur recovery unit and a captive power unit.
•	Delivery point for gas will be the outlet flange of a delivery facility located at the onshore terminal at Mallavaram Village, near Yanam, Kakinada in Andhra Pradesh.
•	First gas production to commence December 2011 (subsequent to approval, amended to April 2013 or later).
•	The Operator will apply for a 17 square kilometer mineral lease to cover this area.

GSPC estimated in the Field Development Plan that on a preliminary basis the gross costs for the production facilities will be approximately US$941 million and US$860 million for future development drilling costs.   Subsequently, the estimated Field Development costs for the production facilities has been increased to approximately $1.2 billion.

The Government of India has approved an extension of the KG-08 and KG-15 discoveries toward the southern portion of the block and as a result, an additional 20.5 square kilometers has been granted for development.

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

Our net 5% carried interest in the KG Offshore Block reflects our agreement to prospectively assign half of the original 10% interest under the PSC to Roy Group (Mauritius) Inc. pursuant to a Participating Interest Agreement we entered into on March 27, 2003, which assignment is subject to Government of India consent which has not yet been approved.  Absent such consent, the assignment will not occur and we are to provide Roy Group (Mauritius) Inc. with an economic benefit equivalent to the interest to be assigned.  At March 27, 2012, we have not obtained the consent of the Government of India to this assignment.

Carried Interest Agreement Dispute
GSPC Dispute
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

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).   Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011 and fiscal year April 1, 2011 to March 31, 2012, total costs projected for the period April 1, 2010 to December 31, 2011 were $1.183 billion (10% being $118.33 million).  Therefore, management estimates that the amount of GSPC’s claim as of December 31, 2011 to be approximately $263.03 million plus interest, if any, of which 50% is for the account of Roy Group (Mauritius) Inc.  The Company disputes this assertion of GSPC.  The Company believes that the likelihood of an unfavourable outcome of this dispute is remote and accordingly, as at December 31, 2011, no amount has been accrued in the consolidated financial statements.  However, the fact of the dispute has been disclosed.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by the Company to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting the Company’s management has again met with senior management of GSPC to continue its effort to reach an amicable resolution.  However, no settlement agreement has been reached as of March 27, 2012 and there can be no assurance that this matter will be settled amicably.

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

KG Onshore Block PSC
We, together with our joint venture partner OIL, are parties to a PSC dated March 2, 2007 awarded under NELP-VI.  The PSC covers an area of approximately 549 square kilometers (135,661 acres) onshore in the Krishna Godavari Basin and is located directly adjacent to and south-west of our KG Offshore Block.  The two exploration phases for this PSC are for a term of up to 7.0 years commencing February 18, 2008.  The Phase I covers a period of 4.0 years of which the minimum work program consists of reprocessing 564 line kilometers of 2D seismic data, conducting a gravity and magnetic and geochemical survey, as well as a seismic acquisition program consisting of 548 square kilometers of 3D seismic data.  This Phase I minimum work program further consists of drilling twelve exploration wells to various depths between 2,000 and 5,000 meters.  If the parties elect to enter Phase II which covers a period of 3.0 years, a minimum work program applies to drill one exploration well to a depth of 4,600 meters.

The consortium applied for the first six-month extension for Phase-1 which was approved by the Government. This six-month extension period will be set-off against the time available for completion of the Phase II work program.  As a result, Phase I now expires on August 18, 2012.  Additionally, the consortium applied for an extension of 2 years and 118 days to Phase 1 based on excusable delay for grant of various statutory permissions and clearances by the government.  This application is under active consideration by the Government of India. This additional extension based on excusable delay will not be set-off against the time available for completion of Phase II work program.

We currently hold a 10% participating interest in this exploration block, while OIL holds the remaining 90% participating interest   On June 29, 2010 we agreed with OIL to increase our participating interest on the KG Onshore Block to 20%, such increase being subject to Government of India approval.  Upon such approval we will hold a 20% participating interest in the KG Onshore Block and will become responsible to pay our 20% share of the costs of exploration activities on the block.

Our Cambay Basin Agreements
Tarapur Block Agreement
Pursuant to an agreement entered into with GSPC in April, 2005 we purchased a 20% participating interest in the onshore Tarapur Block in the Cambay Basin.  GSPC owns the remaining 80% participating interest.

ONGC has the right under the PSC to participate in the development of any commercial discovery on the Tarapur Block by acquiring a 30% participating interest exercisable under the PSC which expired on November 22, 2007.  ONGC exercised this right with respect to a western portion of the Block referred to as the Tarapur 1 Discovery Area.  The effect of the ONGC exercise is a reduction in the participating interests of GSPC and us in the Tarapur 1 Discovery Area to 56% and 14% respectively.  As to the remaining areas of the Tarapur Block, the partners have agreed to provide ONGC with a 10% participating interest subject to Government of India approval and we expect that ONGC will be granted a right to a 10% participation in all future wells drilled on the remaining areas of the Tarapur Block during extensions of the exploration period of the PSC.  If approved, this would result in the reduction of the participating interests of GSPC and us on these remaining areas to 62% and 18% respectively.

After our relinquishment of 25% (approximately 407 square kilometers) of the exploration block to the Government of India after Phase I, the block covered approximately 1,213 square kilometers.  At the expiration of the Exploration Phase III of the PSC on November 22, 2007, GSPC submitted an application under the New Extension Policy to the Government of India for an extension of the PSC for an additional twelve months to November 22, 2008 which was granted.  The Operator submitted a further application under the New Extension Policy on February 19, 2009 for an additional extension of the exploration phase for eighteen months to May 22, 2010.  On November 11, 2010, the Operator re-submitted the application for this additional eighteen month extension of the exploratory phase.  This additional extension was submitted to enable a further exploration program of drilling five exploratory wells and the acquisition of 330 square kilometers of 3D seismic in a section of the block to the east of the Tarapur 1 Discovery Area which we refer to as Tarapur East.  Approval from the Government of India for this additional eighteen month extension is pending.  The exploration period under these two new extensions beyond November 22, 2007 will be governed by a new Ring Fenced PSC and exploration areas under this Ring Fenced PSC will not include discovery areas prior to end of exploration Phase III, i.e. Tarapur-1, Tarapur-G and Tarapur-6 discovery areas (9.7 square kilometre mining lease area).  One of the major conditions of this Ring Fenced PSC is that any exploration expenses incurred after Nov 22, 2007, i.e. during the extended exploration phase, will be allowed for cost recovery only from new discoveries made under the extended exploration phases. Another important condition is that ONGC will not be the licensee and will have no participating interest in the block beyond November 22, 2007.

During 2011, the Management Committee approved the Declaration of Commerciality for the Tarapur-G gas discovery. Accordingly, a Field Development Plan for this gas discovery has been filed and is under active consideration by the Government of India.  The Operating Committee has also approved an Appraisal Plan and Declaration of Commerciality for the Tarapur-6 discovery and the same is under active consideration by the Government of India. Both discoveries are within the 9.7 square kilometer Tarapur-1 Mining Lease area.

Sanand/Miroli Block PSC
On February 6, 2004, we, together with our joint venture partners GSPC, Jubilant Offshore Drilling Pvt. Ltd. and Prize Petroleum Company Limited signed a PSC with respect to the onshore Sanand/Miroli Block.  We hold a 10% participating interest; GSPC holds a 55% participating interest; Jubilant Offshore Drilling Pvt. Ltd. holds a 20% participating interest; and the remaining 15% is held by Prize Petroleum Company Limited.  The PSC provides that the exploration activities are to be conducted in three phases commencing July 29, 2004 with the first phase covering a period of 2.5 years, the second phase covering 2.0 years and the last phase covering 1.5 years, for a maximum duration of 6.0 years.  All three phases were completed as of July 27, 2010 and as such, pursuant to the terms of the PSC, the contractor shall retain only Development and Discovery areas and must relinquish the remainder to the Government of India.  It has been agreed that we, together with our joint venture partners, shall retain the discovery areas of approximately 39.8 square kilometers (9,835 acres) in the form of three geometrical shapes; two in Sanand and one in Miroli, subject to Government of India approval.

During 2011, the Management Committee approved a Declaration of Commerciality for the M1 and M6 discoveries. The Declaration of Commerciality for the SE-8, SE-10 and SE-2,3,4,5 cluster has also been filed and is under active consideration by the Government of India.

Ankleshwar Block PSC
On September 23, 2005, we, together with our joint venture participants GSPC, Jubilant Offshore Drilling Pvt. Ltd. and GAIL (India) Ltd. signed a PSC with respect to the onshore Ankleshwar Block.  We hold a 10% participating interest; GSPC holds a 50% participating interest; Jubilant Offshore Drilling Pvt. Ltd. holds a 20% participating interest; and the remaining 20% is held by GAIL (India) Ltd.  The PSC provides that the exploration activities are to be conducted in three phases commencing April 1, 2006 with the first phase covering 3.0 years, the second phase covering 3.0 years and the last phase covering 1.0 year, for a maximum duration of 7.0 years.

During the first exploration phase on the exploration block, the parties were to acquire, process and interpret 448 square kilometers of 3D seismic data, reprocess 650 line kilometers of 2D seismic data and drill fourteen exploratory wells between 1,500 to 2,500 meters.  All commitments under the Phase I minimum work program have been met and the parties have elected not to proceed to the second phase but rather to appraise and develop the existing discoveries.

After relinquishment of the exploration block to the Government of India as required by the terms of the PSC, the block now includes approximately 172 square kilometers (42,502 acres) for future appraisal and development activities, subject to Government of India approval.

During 2011, the Management Committee approved a Declaration of Commerciality for the ANK-21 oil discovery.  A Declaration of Commerciality for the ANK-40S oil discovery has been approved by the Operating Committee and submitted for Management Committee approval.

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

During 2010, we elected to proceed to Phase II, whereupon we relinquished 25% (approximately 789 square kilometers) of the exploration block to the Government of India as required by the terms of the PSC, leaving approximately 2,366 square kilometers (584,651 acres).  However, under terms of the PSC, without completing commitments under Phase I, we could not proceed into Phase II.

The minimum work program under Phase I called for a gravity magnetic and geochemical survey, which has been completed.  In addition we are to acquire an aero magnetic survey of 12,000 line kilometers.  In August 2011, we applied for a sixteen month extension to Phase-I under excusable delay in obtaining requisite clearances and approvals for the aero-magnetic survey of 12,000 line kilometers. The same is under active consideration by the Government of India.

If we elect to proceed to Phase II, we are to acquire 500 line kilometers of 2D seismic data and drill one exploration well.  Further, if we elect to proceed to the Phase III, we are to acquire 250 square kilometers of 3D seismic data and drill two exploratory wells.

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

Our Bikaner-Nagaur Basin Agreements
RJ Block 20 PSC
On March 2, 2007 we, together with our joint venture partner OIL signed a PSC with respect to the onshore RJ Block 20.  The PSC covers an area of approximately 2,196 square kilometers (542,643 acres).  We hold a 25% participating interest in this block with OIL holding the remaining 75%.  The PSC provides that exploration activities are to be conducted in two phases commencing January 21, 2008 with the first phase covering 4.0 years and the second phase covering 3.0 years, for a maximum duration of 7.0 years.

The Phase I mandatory and minimum work program is to reprocess 463 line kilometers of 2D seismic data; conduct a gravity, magnetic and geochemical survey; acquire, process and interpret 820 line kilometers of 2D seismic data; acquire 700 square kilometers of 3D seismic data; and drill a total of twelve exploratory wells between 2,000 and 2,500 meters.  The Phase II minimum work program, if we elect to continue into Phase II, is to drill one well to 2,500 meters.  The consortium applied for the first six-month extension which has been granted by the Government of India.

RJ Block 21 PSC
On March 2, 2007 we, together with our joint venture partners OIL and Hindustan Petroleum Corporation Limited signed a PSC with respect to the onshore RJ Block 21.  The PSC covers an area of approximately 1,330 square kilometers (328,650 acres).  We hold a 25% participating interest in this block; OIL holds a 60% participating interest and; Hindustan Petroleum Corporation Limited holds the remaining 15%.  The PSC provides that exploration activities are to be conducted in two phases commencing January 21, 2008 with the first phase covering 4.0 years and the second phase covering 3.0 years, for a maximum duration of 7.0 years.

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

The Operator, along with Hindustan Petroleum Corporation Limited have proposed to relinquish the block without applying for the first six-month extension and has communicated the same to the Government of India. We disagree with this relinquishment and have written to the Government of India to grant us the first six-month extension to allow us to complete our share of the minimum work program commitment.  OIL has paid the petroleum exploration license fees up to January 20, 2013 which would enable us to continue the exploration program.  However, we are awaiting Government of India approval and direction in order to proceed with the exploratory program.

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

Procedure for Allocation of Costs After a Discovery
The PSCs contain procedures to be followed once a discovery of hydrocarbons is determined to have been made within the exploration block and for the further development of that discovery.  Following the completion of a development plan for a discovery, the parties are to apply to the relevant government entity for a lease with respect to the area to be developed with an initial term of 20 years.  The Government of India and the other parties to the PSC are allocated the percentages of any remaining production, after deduction of the costs of exploration, development, and production to be recovered.  The percentages allocated to the Government of India are between 20% to 40% of the production from the KG Offshore Block and Ankleshwar Block, 30% to 55% of the production from the Sanand/Miroli Block and 10% to 30% of the production from the DS 03 Block.  The blocks awarded under NELP-VI are allocated between 91% to 9% of the production from the KG Onshore Block, the RJ Block 20 and RJ Block 21 and between 85% to 15% for the DS 04 Block.  This percentage split is based upon pre-determined production levels with the balance of the production to be allocated to the other joint venture participants in proportion to their participating interests.

Bank Guarantees
The PSCs contain provisions whereby the joint venture participants must provide the Government of India a bank guarantee in the amount of 35% of the participant’s share of the minimum work program for a particular Phase to be undertaken during the year.  The work program is presented annually to the Management Committee for approval for the period April 1 through March 31.  The work programs for the year April 1, 2012 through March 31, 2013 and their related budgets have yet to be approved for our existing PSCs to which we are a party.  Accordingly, our estimates as to capital expenditures for these budgeted years as well as the year ending December 31, 2011 and beyond are subject to revision when the budgets are approved.

Our Licenses in Israel
Our Levantine Basin Agreements
Sara & Myra Licenses
On June 18, 2010, the Israel Ministry of National Infrastructure approved the transfer and registration of deepwater offshore licenses known as the 348/Sara and the 347/Myra Licenses to a consortium in which we have a 5% participating interest and have been designated as Operator. The Myra license covers an area of approximately 396 square kilometers (97,854 acres) and the Sara license covers an area of approximately 404 square kilometers (99,831 acres).  As at December 31, 2011, the remaining participating interest is held by a consortium that consists of Emanuelle Energy Ltd. (22.413%), Emmanuelle Energy – Gas and Oil Explorations Limited Partnership (19.161%), Modiin Energy – Limited Partnership (29.212%), I.P.C. Oil and Gas (Israel) Limited Partnership (13.609%), The Israel Land Development Company Ltd. (5.000%) and IDB Development Corporation Ltd. (5.605%).  On October 6, 2010 we entered into a Joint Operating Agreement with all members of the consortium.

The license provides that exploration activities be conducted over a three year period commencing July 14, 2008 and expiring July 13, 2011.  During that period, certain milestones and commitments were to be met with respect to each of these licenses as follows:

Stage	Due Date	Term
1	June 1, 2010	Commence Prospect geological review
2	July 15, 2010	Complete the 3D seismic survey acquisition and processing
3	August 1, 2010	Complete first stage of 3D seismic survey interpretation results and submit a report
4	September 15, 2010	Complete Prospect geological review and submit a report
5	October 15, 2010	Complete Hydrocarbon system analysis and submit a report
6	December 31, 2010	Final drilling Prospect submission including drilling plans
7	March 31, 2011	Presentation of a contract with drilling contractor to perform drilling services on identified Prospect
8	July 13, 2011	Commencement of drilling

All the above commitments have been met with the exception of stage #8.  The Israel Petroleum Commissioner’s Office granted an extension for the commencement of drilling until June 15, 2012 with the second well to commence immediately thereafter.

Samuel License
On June 16, 2010, the Israel Petroleum Commissioner’s office notified a consortium of which we are a member of the award of a petroleum license to one shallow water offshore license known as the 388/Samuel License.  The license covers an area of approximately 361 square kilometers (89,205 acres).  We currently hold a 42% effective participating interest in this license comprised as follows: a 30% participating interest held by our wholly owned subsidiary GeoGlobal Resources (India) Inc. plus an effective 12% participating interest held through our 40% ownership of Adira Geo Global Ltd. which holds a 30% participating interest.  Adira Geo Global has been designated as Operator.  We currently hold 40% of Adira Geo Global through our wholly owned subsidiary GeoGlobal Resources (Barbados) Inc. and are awaiting the transfer of an additional 10% shareholding in Adira Geo Global Ltd. to increase our effective participating interest to 45%.  The remaining balance is held as to Adira Technologies Ltd. (23.25%), Brownstone Venture Inc. (6.75%) and Pinetree Capital Ltd. (10%).

In April 2011, the Israel Ministry of National Infrastructure extended certain commitment dates on the Samuel license.  The license now provides that exploration activities are to be conducted as follows:

Stage	Due Date	Term
1	November 1, 2010	Collecting, purchasing and integration of all the existing seismic and geological data of the license area and submit summary report
2	March 15, 2011	Sign 3D seismic acquisition contract
3	May 15, 2011	Commence 3D seismic acquisition survey
4	February 1, 2012	Complete acquisition and processing of 3D seismic survey and submit preliminary report
5	April 1, 2012	Complete 3D seismic interpretation and submit report
6	June 1, 2012	Preparation of geological prospect for drilling
7	July 1, 2012	Sign contract with drilling contractor
8	October 1, 2012	Commencement of drilling
9	February 1, 2013	Submit drilling summary report

All the above commitments have been met with the exception of stages #6-8.  Item #5 above will be submitted to the Ministry on or before April 1, 2012.

Our Contracts in Colombia
Our Putumayo Basin Agreements
PUT 6 and PUT 7 Licenses
On September 14, 2010 we entered into a Memorandum of Understanding with Petro Caribbean Resources Ltd. relating to oil and natural gas exploration and development activities in Colombia, subject to execution by Petro Caribbean Resources Ltd. of definitive agreements with the Colombian National Agency of Hydrocarbons.  The exploration activities are to be conducted on two onshore exploration blocks located in the Putumayo basin in southwest Colombia known as the Putumayo 6 (PUT 6) and Putumayo 7 (PUT 7) licenses.  The PUT 6 license covers an area of approximately 177 square kilometers (43,738 acres) and the PUT 7 license covers an area of approximately 531 square kilometers (131,213 acres).  Subject to the execution of a Joint Operating Agreement, we will be carried for a 10% participating interest in both licenses through the minimum and additional work programs as bid in return for us providing to Petro Caribbean Resources Ltd. technical assistance through the exploration phase.

The minimum work program on each license during the initial exploration period is to reprocess existing 3D seismic and drill one well.    If after completing the reprocessing of the existing 3D seismic in the initial exploration period, the parties choose not to drill a well, 100% of the contract area will be relinquished.

There are two extension exploration periods that if we elect to continue into, we would be required to drill one well in each extended period.

The Israel Land Development Company – Energy Ltd. Transaction
On November 21, 2011, we closed a private placement transaction with The Israel Land Development Company – Energy Ltd. (“ILDE”) (the “Transaction”) and entered into certain other agreements in connection therewith (together, the “Transaction Agreements”).  The Transaction consisted of two parts.  The first tranche closed on November 21, 2011 and involved the issuance by us of 16,466,639 shares of Common Stock to ILDE for US$3,951,993.  The second tranche is anticipated to close on or before March 29, 2012 and involves the exchange of 32,740,479 shares of Common Stock, the issuance of 16,466,639 warrants to purchase shares of our Company’s common stock (the “Warrants”) and the potential issuance of 16,466,639 units, each consisting of (i) one share of our Common Stock and (ii) a Warrant (the “Units”).

Immediately following the closing of the Transaction, ILDE will own approximately 36.6% of the outstanding shares of our Common Stock and will have the right to acquire another approximately 26.9% of the outstanding shares of our Common Stock.  If ILDE exercises all of its Warrants and purchases and exercises all of its Units, it would subsequently hold approximately 53.6% of our outstanding shares of Common Stock.  Such an increase in ILDE’s percentage of ownership would constitute a change of control.  ILDE would then have the ability to influence the outcome of any corporate action by us that requires stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of our assets.  This influence and actual control may have the effect of discouraging offers to acquire us because any such consummation would likely require the consent of ILDE.

In addition, if ILDE exercises its rights to acquire more than 50% of the voting power of our Company, we would be considered a controlled company under the NYSE Amex listing standards. As such, the NYSE Amex corporate governance rules requiring that a majority of our board of directors and our entire nominating and compensation committees be independent would not apply. As a result, the ability of our independent directors to influence its business policies and affairs may be reduced.

Our Oil and Gas Exploration and Drilling Activities
As at December 31, 2011, we have participated since inception through joint ventures in the drilling of one hundred wells.  Further, we acquired three wells originally drilled by ONGC in the Tarapur Block within the Cambay Basin.  Of the total one hundred wells drilled, eighteen were drilled in the Krishna Godavari Basin, seventy-eight were drilled in the Cambay Basin and four were drilled in the Bikaner-Nagaur Basin.  A total of forty-four wells have been abandoned or will be abandoned because of the absence of economic quantities of hydrocarbons or because the well characteristics would make the production of hydrocarbons problematic and non-commercial.

Field development plans have been filed by GSPC with the Government of India and Director General of Hydrocarbons for a portion of the KG Offshore Block and the Tarapur Block under the provisions of the PSC.  The Government of India has provided approval for these plans subject to certain terms and conditions.

While we have discoveries in the Ankleshwar Block and the Sanand/Miroli Block along with additional discoveries in the Tarapur Block and the KG Offshore Block, field development plans have not yet been submitted on those blocks for those specific discoveries.

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

GSPC estimated in the Field Development Plan that on a preliminary basis the gross costs for the production facilities will be approximately US$941 million and US$860 million for future development drilling costs.   Subsequently, the estimated Field Development costs for the production facilities has been increased to approximately $1.2 billion.

The Government of India has approved an extension of the KG-08 and KG-15 discoveries toward the southern portion of the block and as a result, an additional 20.5 square kilometers has been granted for development.

The Operator of the KG Offshore Block commenced drilling an appraisal well (DDE-APP-1) on the Deen Dayal East portion of the block.   The well was drilled with the objective of appraising the hydrocarbon bearing sands of the KG-16 discovery well and, in the process, to test the Cretaceous and Jurassic Rift Fill and younger sandstones that were found to be productive in other wells on the Deen Dayal structural complex. The well was drilled to 5,621 meters and encountered basement at 5,530 meters.

Two Drill Stem Tests (“DST”) were undertaken after logging of the lower section of the well. DST-1 was undertaken in the rift fill section with perforation between 4,957 to 4,970 meters. This test flowed water at an average rate of 1,500 barrels of water per day and carbon dioxide ranging 20% to 28% was found in the well stream.  DST-2A was undertaken in a shallower section with perforation between 4,774 to 4,786.5 meters and 4,789 to 4,799.5 meters.  This test flowed gas at 0.73 MMcf per day with condensate at 60 barrels per day from a 12/64 inch choke with 6% constant carbon dioxide was observed during the test.  The well has been abandoned

On September 12, 2011, the development drilling program at the Deen Dayal West gas condensate field (“DDW”) commenced.  The Jack-up rig Deep Sea Driller-1, which is located over the DDW Well Head Platform in a water depth of 60 meters, will drill the initial section of the first four development wells.  The completion of the wells to their target depth and the drilling of the remaining development wells will be completed by a more cost efficient modular rig, expected to be installed on the well head platform by January 2012.  The Field Development Plan (“FDP”) envisages a total of 11 new wells, including the four wells mentioned above, and the re-completion of the four existing wells at DDW.

KG Onshore Activities
The Operator of the KG Onshore Block is required to complete a 3D seismic acquisition program to acquire approximately 400 square kilometers of data, of which approximately 235 square kilometers has been acquired over the past two years before the program was suspended in the third quarter of 2011 due to weather.  Part of the acquired seismic to date has been processed and interpreted.

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

The Operator of the KG Onshore Block has floated tenders for the major components of the drilling program which include the drilling rig, casing, wellhead, liner hanger, cementing, bulk handling plant (BHP), directional drilling (DD) & measurement while drilling (MWD), Mud Engineering & Waste Management and coring.  The Company anticipates these tenders to be awarded in the second quarter of 2012.  The ancillary tenders for items such as wireline logging, mud logging and well testing are currently being finalized and are expected to be floated shortly.

Management anticipates the drilling of the first of two shallow wells will commence by the end of the third quarter 2012 and one deep high pressure high temperature well will commence drilling before the end of the fourth quarter of 2012 or early first quarter of 2013.

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

Ankleshwar Block
The Phase I Minimum Work commitments have been met on this block and the consortium elected not to proceed to Phase II but rather develop the existing discoveries.  The consortium elected to retain a 172 square kilometer area around two discoveries ANK-21 and ANK-40S.  A field development plan for the ANK-21 has been filed pursuant to the provisions of the PSC and is awaiting Government approval and a Declaration of Commerciality for the ANK-40S has been approved by the Operating Committee and submitted for Management Committee approval.

A gas discovery (ANK-41S) has also been notified within this 172 square kilometer area and GSPC is currently in the process of preparing an appraisal plan for this gas discovery.

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

Our Deccan Syneclise Basin Exploration Activities
DS 03 Block
In August 2011, we applied for a sixteen month extension to Phase-I under excusable delay in obtaining requisite clearances and approvals for the aero-magnetic survey of 12,000 line kilometers. The same is under active consideration by the Government of India.

DS 04 Block
It is our intention as Operator of this block to drill ten core holes to a depth of 500 meters and complete a 500 line kilometer 2D seismic survey by the end of 2012.

Our Bikaner-Nagaur Basin Exploration Activities
RJ20 and RJ21 Blocks
The Phulasar-1 well commenced drilling on April 29, 2011 and was drilled to a total vertical depth of 1,525 meters to test the Jodhpur Sandstone and the Upper Carbonate group.  Wireline logs could not be recorded within the Upper Carbonate group as it suffered large mud loss while drilling the 12 - 1/4 inch section and Wireline formation tests within the Jodhpur formations did not confirm the presence of hydrocarbons. The Operator recommended not to lower the 5½ inch casing or to conduct a drill stem test program in this well and the well has been abandoned.  The Phulasar-1 well was the third of a 20 well exploration program to be drilled over two Rajasthan blocks and the first well in the RJ20 Block.

The drilling rig moved approximately 11 kilometers northeast of the Phulasar-1 well and on August 1, 2011, commenced drilling the second prospect in the RJ20 Block, the Godu-1 well.  This well has been drilled to a total depth of 1,641 meters.  Wireline logs did not show any prospective hydrocarbon bearing zones in the well.  The Operator recommended not to lower the 5½ inch casing and abandoned the well.

The Operator has budgeted to drill two wells during the period April 1, 2012 to March 31, 2013 to a depth of 1,500 meters on the RJ 20 Block..

With regard to Block RJ21, the Operator, along with Hindustan Petroleum Corporation Limited have proposed to relinquish the block without applying for the first six-month extension and has communicated the same to the Government of India. We disagree with this relinquishment and have written to the Government of India to grant us the first six-month extension to allow us to complete our share of the minimum work program commitment.  OIL has paid the petroleum exploration license fees up to January 20, 2013 which would enable us to continue the exploration program.  However, we are awaiting Government of India approval and direction in order to proceed with the exploratory program.

Our Israel Exploration Activities
Sara and Myra
We commenced with and completed the processing and interpretation of 1,360 square kilometers of previously acquired 3D seismic data.

The Israel Petroleum Commissioner’s Office granted us an extension for the planned drilling program on the Myra and Sara licenses.  Under the terms of the extension the partners were to present to the Petroleum Supervisor their final prospects to the Myra and Sara licenses by August 1, 2011, which was presented timely, and further, to begin drilling the first well by no later than March 31, 2012.  Drilling of the second well will commence after completion of the first well.   Due to the delay in the arrival of the drilling rig, the consortium made a request for a further extension to commence drilling.  The approval of this request was granted on March 27, 2012 to extend the drilling date to June 15, 2012.

On July 1, 2011 we finalized the terms of the Assignment Agreement entered into with a third party whereby we took assignment of a third party's rights and obligations to an existing Drill Rig and Associated Services Contract for a Semi-submersible Drilling Rig, the Noble Homer Ferrington.  Further, under the terms of the agreements, on December 1, 2011 we posted a letter of credit and made a cash payment to prepay for 148 drilling days for the Drilling Rig.  The Noble Homer Ferrington is a 4th Generation Enhanced Pacesetter design Semi-submersible rig capable of drilling in water depths of up to approximately 2,100 meters (7,000 feet). The Drilling Rig is currently working in the Levantine Basin in Israel and upon completion of the current well, will be immediately mobilized to our Myra-1 location.  We anticipate the rig will be available to us in the latter part of April or early May 2012.

Samuel
On August 1, 2010 we were granted a license from the state of Israel where we became the co-operator of the Samuel license through our partnership with Adira Energy and a commonly owned Israeli company, Adira Geo Global Ltd.

Data gathered during the 43 square kilometer 3D seismic acquisition program on the Samuel license, which was completed in July 2011, is currently being processed.  Processing and interpretation of the data which will be carried out internally is currently underway.  The summary interpretation report will be submitted to the Ministry prior to the deadline of April 1, 2012.  The processing and interpretation of this seismic data will allow the Company to finalize drilling decisions on this license which we anticipate will commence before the end of 2012.

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

We, along with our partners are currently finalizing the design and tender for the seismic acquisition program.  The high resolution acquisition program is anticipated to cover approximately 100 square kilometers on the PUT6 block and approximately 250 square kilometers on the PUT 7 block.   All other work is progressing as required under the license.

Our 2012 Anticipated Oil and Gas Activities
We expect our exploration and development activities pursuant to our PSCs in India will continue through 2012 in accordance with the terms of those agreements.  During 2012 and up to March 31, 2013, based on current budgets, we anticipate drilling five exploratory wells and two core wells; completion of the acquisition, processing and interpretation of our DS 2D seismic data; and completion of the acquisition, processing and interpretation of our KG Onshore 3D seismic data.  We further expect to tie-in additional oil wells in Tarapur along with the completion of the construction of a gas pipeline for the Tarapur G gas discovery and to continue with the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore Block in which we have a carried interest.  Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in.  If the Government of India approves the increase to our participating interest in the KG Onshore Block to 20%, our obligations to fund the 3D seismic acquisition and the exploratory drilling on the block will increase.

We expect our exploration activities pursuant to our other licenses in Israel will continue through 2012 in accordance with the terms of those agreements.  During 2012, we expect to complete the drilling of two deepwater exploration wells, one in each of our Myra and Sara licences.  In addition, we expect to complete the processing and interpretation of the recently acquired 43 square kilometers of ocean bottom cable 3D seismic data and commence drilling the first exploration well in our Samuel license.

We may during 2012 seek to participate in joint ventures bidding for the acquisition of oil and gas interests in Israel, India, Colombia and other countries.  As of March 27, 2012 we have no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, although there are no present plans to do so, as opportunities arise we may seek to acquire minority participating interests in exploration blocks where PSCs or Licenses have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining requisite government consents and other approvals.

As of March 27, 2012, the scope of any possible such activities has not been definitively established and accordingly we are unable to state the amount of any funds that will be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.  We are unable to estimate the terms on which such capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements.

During the first quarter of 2011, we hired one new employee in our Canadian corporate office.  Throughout 2011, we hired seven full time persons in Israel to support our Israeli operations.  We do not expect to have any further significant change in 2012 in our number of employees.

Development and Exploration Expenditures
The following table sets forth information regarding net costs, after impairment and depletion, we incurred in our development and exploration activities by basin block areas as at December 31 for each of the last three years.

Millions	$2011	$2010	$2009

Development Costs
Cambay Basin Blocks	8.295	2.852	4.020

Exploration Costs
India
Krishna Godavari Basin Blocks	7.977	6.455	5.577
Cambay Basin Blocks	14.893	20.859	31.039
Deccan Syneclise Basin Blocks	2.434	2.285	1.054
Bikaner-Nagaur Basin Blocks	2.601	6.424	4.123
Colombia	0.165	0.135	--
Israel	5.372	1.459	--
	33.442	37.617	41.793
Total	41.737	40.469	45.813

As at December 31, 2011 GSPC incurred costs of approximately $263 million (December 31, 2010 - approximately $189 million) for exploration activities on the KG Offshore Block attributable to us under our Carried Interest Agreement with GSPC (of which 50% is for the account of Roy Group (Mauritius) Inc.).  We will not realize cash flow from the KG Offshore Block until such time as the expenditures attributed to us (including those expenditures made for the account of Roy Group (Mauritius) Inc.) under the Carried Interest Agreement have been recovered by GSPC from future production revenue.  Under the terms of the Carried Interest Agreement, all of our proportionate share of capital costs for exploration and development activities must be repaid to GSPC without interest over the projected production life or ten years, whichever is less.  However, we are presently involved in a dispute with GSPC:  see “Item 1 - Business - Our Production Sharing Contracts in India – Our Krishna Godavari Basin Agreements - KG Offshore Block PSC - Carried Interest Agreement Dispute”.

The following table presents the amount of suspended exploratory drilling costs relating to continuing operations at December 31 for each of the last three years, and changes in those amounts during the years then ended and prior.

Millions	$2011	$2010	2009 and prior $
Balance at January 1	37.617	41.793	60.178
Additions pending the determination of proved reserves	8.471	9.213	30.111
Reclassification to proved properties	(12.646)	(13.389)	(4.313)
Charge to impairment expense	--	--	(10.098)
Balance at December 31	33.442	37.617	75.878

The following table presents the total amount of suspended exploratory drilling costs as of December 31, 2011 by geographical area, including the year the costs were originally incurred.  The table excludes amounts capitalized and subsequently reclassified to proved oil and gas properties or charged to expense as impairment.

		Year Costs Incurred
Millions	Total $	$2011	$2010	2009 and prior $
India
KG Basin	7.977	1.522	0.878	5.577
Cambay Basin	14.893	(5.966)	(10.180)	31.039
Bikaner-Nagaur Basin	2.601	3.823	2.301	4.123
Deccan Syncline Basin	2.434	0.149	1.231	1.054
Israel	5.372	3.913	1.459	--
Colombia	0.165	0.030	0.135	--
Total	33.442	(4.175)	(4.176)	41.793
Suspended exploratory drilling costs capitalized for a period greater than one year after completion of drilling at December 31, 2011 (included in the table above)	22.758

Well costs that have been suspended for longer than one year are associated with seven exploration blocks within three geological basins in India.  The exploration phase for a PSC in India generally covers a period of seven to eight years.  The majority of these costs are suspended pending the completion of an economic evaluation including, but not limited to, results of additional appraisal drilling, well test analysis, additional geological and geophysical data and approval of a Field Development Plan pursuant to the related PSC.  Management believes these projects with suspended exploratory drilling costs exhibit the potential for sufficient quantities of hydrocarbons to justify potential development and is actively pursuing efforts to assess whether reserves can be attributed to these geological basins.  If additional information becomes available that raises doubt as to the economic or operational viability of any of these projects, the associated costs will be evaluated at that time.

Hedging Activities
At December 31, 2011 we had not entered into any market risk sensitive instruments (as such term is defined in Item 305 of Regulation S-K), relating to our operations.

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

Employees
The services of our President and Chief Executive Officer, Paul B. Miller, our Chief Financial Officer, Sunil S. Karkera and our Vice President of Finance, Allan J. Kent are provided pursuant to Employment Agreements.  The services of our VP of Exploration (Canada), Dr. Miles Leggett are provided pursuant to an offer of employment agreement.  As such, the services of Messrs. Miller, Karkera, Kent and Leggett are provided to us in their capacity as employees of GeoGlobal and each devote substantially all of their time to our affairs.

In addition to Messrs. Miller, Karkera, Kent and Leggett, as at December 31, 2011 we employ four full time persons and three consultants in Calgary, Alberta, Canada.  In Gandhinagar, Gujarat, India, we employ ten full time persons and two consultants and in Herzliya, Israel, we employ seven full time persons.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of approximately $12.6 million, used approximately $4.3 million of cash flow in our operating activities and had an accumulated deficit of approximately $60.2 million.   As at December 31, 2011 we had working capital deficiency of approximately $1.9 million.  These matters raise doubt about our ability to continue as a going concern.

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

For a full description of this matter, see “Item 1 – Business – Our Production Sharing contracts in India – Our Krishna Godavari Basin Agreements – KG Offshore Block PSC – Carried Interest Agreement Dispute”.

We estimate the amount of GSPC’s claim as of December 31, 2011 to be approximately $263.03 million plus interest, if any, of which 50% is for the account of Roy Group (Mauritius) Inc.

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
We are in the early stage of developing our operations.  We have a very limited operating history and we have realized very limited revenues from our activities.  We do not have material reserves of oil and gas as at December 31, 2011.

Our activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  We also have exploration activities in Israel and Colombia however those activities are in the very early stages of development.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore in accordance with the terms of the production sharing and other contracts we are a party to.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons discovered.  As of March 27, 2012 there are no or limited facilities for the delivery and storage of hydrocarbons in the areas covered by our PSCs and licenses.

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

As of December 31, 2011 we had cash and cash equivalents of approximately $10.5 million.   We expect to incur expenditures to further our exploration programs.  Our existing cash balance and any cash flow from operating activities is not sufficient to satisfy our current obligations and meet our exploration commitments of $16.9 million for the next twelve months ending December 31, 2012; nor $39.8 million for the three years ending December 31, 2014.  In addition to our current exploration commitments of $16.9 million, we estimate the cost of maintaining current operations through December 31, 2012 to be approximately $5.4 million.

We are considering various alternatives to remedy any future shortfall in capital. We deem it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of our oil and gas interests or participation arrangements in those interests.  There can be no assurance that these capital resources will be available and if they are not, we may be forced to substantially curtail or cease exploration and development expenditures.

Although exploration activity budgets are subject to ongoing review and revision, our present estimate of commitments of capital pursuant to the terms of our production sharing contracts relating to our ten exploration blocks in India and our three licenses in Israel totals approximately $16.9 million during the year ending December 31, 2012.  Upon receipt of approval from the Government of India for the increase to a 20% participating interest on the KG Onshore Block, these expenditures will increase by $4.9 million for the year ending December 31, 2012 plus $2.7 million for past expenditures incurred to December 31, 2011.  Any further production sharing or other contracts we may seek to enter into or any expanded scope of operations or other transactions that we may enter into may require us to fund our participation or capital expenditures with amounts of capital not currently available to us.  We may be unsuccessful in raising the capital necessary to meet these capital requirements.

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

In the event the minimum work program is not fulfilled by the end of the relevant exploration phase, the PSC provides that each party to the PSC is to pay to the Government of India its participating interest share of an amount equal to the amount that would be required to complete the minimum work program for that phase.

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

The Operator of the KG Offshore Block is required to conduct exploration and drilling operations on the block in accordance with generally accepted oil and gas industry standards, subject to the terms of a Joint Operating Agreement, and is entitled to make all decisions and take all actions necessary in fulfilling the minimum work program commitments and future development commitments made relating to the KG Offshore Block.  Through December 31, 2011, GSPC had expended approximately $263 million on our behalf under the terms of the Carried Interest Agreement of which 50% is for the account of Roy Group (Mauritius) Inc. and it is expected that those expenses will increase materially thereafter.  There can be no assurance as to when, if ever, GSPC will recover our share of exploration costs and expenses.  Until such time, we will realize no revenues from our interest in the KG Offshore Block.  Accordingly, our ability to receive revenues from hydrocarbon production from the KG Offshore Block, notwithstanding our carried interest, is dependent upon future production and price realized being sufficient to enable GSPC to recover the costs and expenses it incurs on our behalf.

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
We conduct exploration and development activities in Israel in a region which has historically been less politically stable than other areas in which we conduct business.

In 2010, civil unrest resulted in changes to the Tunisian and Egyptian governments.  There were numerous demonstrations and some of those demonstrations were marked by violence.

Civil unrest could recur or spread throughout the region.  Such unrest could lead to civil war; regime change resulting in governments that are hostile to the US and/or Israel, or other regional conflict.

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

Estimating Reserves And Future Net Revenues Involves Uncertainties And Oil And Gas Price Declines May Lead To Impairment Of Oil And Gas Assets
We do not claim any material proved or probable reserves of oil or natural gas as at December 31, 2011.  Any reserve information that we may provide in the future will represent estimates based on reports prepared by independent petroleum engineers, as well as internally generated reports.  Petroleum engineering is not an exact science.  Information relating to proved oil and gas reserves is based upon engineering estimates derived after analysis of information we furnish or furnished by the operator of the property.  Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, capital expenditures and work-over and remedial costs, all of which may in fact vary considerably from actual results.  Oil and gas prices, which fluctuate over time, may also affect proved reserve estimates.  For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially.  Actual production, revenues and expenditures with respect to reserves we may claim will likely vary from estimates, and such variances may be material.  Inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves.  In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.

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

The Issuance To The Israel Land Development Company – Energy Ltd. Of The Common Stock Issuable Upon Conversion Of The Warrants And The Purchase Of Units Would Constitute A Change Of Control Of GeoGlobal
On November 21, 2011, we closed a private placement transaction with The Israel Land Development Company – Energy Ltd. (“ILDE”) (the “Transaction”) and entered into certain other agreements in connection therewith (together, the “Transaction Agreements”).  The Transaction consisted of two parts.  The first tranche closed on November 21, 2011 and involved the issuance by us of 16,466,639 shares of Common Stock to ILDE for US$3,951,993.  The second tranche is anticipated to close on or before March 29, 2012 and involves the exchange of 32,740,479 shares of Common Stock, the issuance of 16,466,639 warrants to purchase shares of our Company’s common stock (the “Warrants”) and the potential issuance of 16,466,639 units, each consisting of (i) one share of our Common Stock and (ii) a Warrant (the “Units”).

Immediately following the closing of the Transaction, ILDE will own approximately 36.6% of the outstanding shares of our Common Stock and will have the right to acquire another approximately 26.9% of the outstanding shares of our Common Stock.  If ILDE exercises all of its Warrants and purchases and exercises all of its Units, it would subsequently hold approximately 53.6% of our outstanding shares of Common Stock.  Such an increase in ILDE’s percentage of ownership would constitute a change of control.  ILDE would then have the ability to influence the outcome of any corporate action by us that requires stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of our assets.  This influence and actual control may have the effect of discouraging offers to acquire us because any such consummation would likely require the consent of ILDE.

In addition, if ILDE exercises its rights to acquire more than 50% of the voting power of our Company, we would be considered a controlled company under the NYSE Amex listing standards. As such, the NYSE Amex corporate governance rules requiring that a majority of our board of directors and our entire nominating and compensation committees be independent would not apply. As a result, the ability of our independent directors to influence its business policies and affairs may be reduced.

If ILDE sells substantial amounts of our Common Stock in the public market, or investors perceive that these sales could occur, the market price of our Common Stock could be adversely affected.

The interests of ILDE, which is itself an oil and gas exploration company, may from time to time diverge from the interests of other GeoGlobal stockholders, particularly with regard to new investment opportunities.

Our Control By Certain Directors And Executive Officers May Result In Those Persons Having Interests Divergent From Our Other Stockholders
As of March 27, 2012, our Directors and executive officers and their respective affiliates in the aggregate, beneficially hold 265,000 shares or approximately 0.25% of our outstanding Common Stock.  One Director, Mr. Ohad Marani, is the Chief Executive Officer of ILDE.  ILDE currently holds 16,466,639 shares of our Common Stock (18.14%) and therefore, Mr. Marani and ILDE possess significant influence over us.  These persons may retain significant control over our present and future activities and our other stockholders and investors may be unable to meaningfully influence the course of our actions.  These persons may have interests regarding future activities and transactions in which we engage which may diverge from the interests of our other stockholders.  Such share ownership and control may also have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us which could have a material adverse effect on the market price of our common stock.  Although management has no intention of engaging in such activities, there is also a risk that the existing management will be viewed as pursuing an agenda which is beneficial to themselves at the expense of other stockholders.

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

These statements appear, among other places, in Part I under the caption “Item 1A - Risk Factors” and in Part II under the caption “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  If our plans fail to materialize, your investment will be in jeopardy.
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

Item 1B.                 Unresolved Staff Comments

As of December 31, 2011 we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

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

Our Israel operations office is located at 2nd Floor, 14 Shenkar Street, Herzliya, Israel, 46733.  These premises are leased up to July 12, 2012 with a one year extension, at an annual rental of approximately $84,000 for base rent and operating costs.  These premises include approximately 3,500 square feet which we consider adequate for our present activities.

Our interests in oil and gas properties are described under “Item 1 - Business”.

Summary of Oil and Gas Reserves as of December 31, 2011

Chapman Petroleum Reserve and Economic Evaluation Oil and Gas Property Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee in April 2009 and completion of an independent reserve and economic evaluation of oil and gas properties in the Tarapur field in India performed by Chapman Petroleum Engineering Ltd. of Calgary, Alberta, Canada for an effective date of January 1, 2012, we estimate reserves in the Tarapur 1 field as at December 31, 2011 as follows:

Reserves Category	Oil (MBbls)	Natural Gas (MMcf)
PROVED
Developed	23	59
Undeveloped	228	138
TOTAL PROVED	251	197
Probable
Developed	217	312
Undeveloped	260	273
Possible
Developed	--	--
Undeveloped	--	--

This report includes all of the reserves owned by the Company.

Since the completion of the independent reserve report dated January 1, 2011 by Chapman Petroleum Engineering Ltd. additional reserves have been added to the proved undeveloped reserves category in the Tarapur 1 field.  These changes result from the currently producing wells as well as the development and refinement of horizontal, multi-fracture wellbore technology.  This technology has been applied to the Tarapur reservoir and numerous analogous fields since the January 1, 2011 Chapman Petroleum Engineering Ltd. report.

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

Drilling Activity
During the 2011 drilling program, exploratory drilling activity consisted of two gross completed wells (seven in 2010 and twenty in 2009).  The development drilling activity consisted of one gross completed well (zero in 2010 and 2009) and the appraisal drilling activity consisted of one gross completed well (zero in 2010 and 2009).  The following table sets forth information as to wells completed.  All of these wells have been drilled under the terms of our PSCs in India during the periods indicated.  We have not drilled any wells in Israel or Colombia.

	Net Exploratory			Net Development			Net Appraisal
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total	Total
2011	0.50		.50	0.05	0	0.05	0.05	0	0.05	0.60
2010	0.50	0.45	0.95	0	0	0	0	0	0	0.95
2009	1.14	1.00	2.14	0	0	0	0	0	0	2.14
2008 and prior	4.46	3.85	8.31	0.84	0	0.84	0	0	0	9.15
Total	6.1	5.8	11.9	0.89	0	0.89	0.05	0	0.05	12.84

A gathering system and oil tank storage facilities exist within the Tarapur 1 Discovery Area which encompasses six oil wells. On the day of December 31, 2011, we had one well (net 0.05) which was in the process of drilling.  That well has not been included in the above table as it was not yet completed at December 31, 2011.

Productive Wells
Productive wells are defined as producing wells and wells mechanically capable of production.  As of December 31, 2011 the Company had an ownership in productive wells completed under the terms of our PSCs as follows:

	Oil Wells	Gas Wells	Total
Gross	45	14	59
Net	6.25	0.79	7.04

Acreage
At December 31, 2011 we have an interest in approximately 3,187,028 gross acres (1,609,645 net acres) in both developed and undeveloped acreage covering the production sharing and other contracts we are party to.

Contract Interest in Developed Acreage
At December 31, 2011 we hold an interest in one lease within our Tarapur Block consisting of approximately 2.14 square kilometers (529 gross acres and 74 net acres) that is deemed developed or acreage within an approved Field Development Plan assignable to productive wells.  For purposes of the acreage tables as set out below, one square kilometer is converted to approximately 247.105 acres.

	Gross acres	Net acres
Contract Interest in Developed Acreage
Cambay Basin Blocks
Tarapur	529	74
Total Developed Acreage	529	74

Contract Interests in Undeveloped Acreage
Under the terms of the ten PSCs in India, the three licenses in Israel and the two licenses in Colombia to which we are a party, we have an interest in approximately 3,186,499 gross acres (1,609,571 net acres) of undeveloped acreage as of December 31, 2011 after reflecting relinquishment of acreage as required under the production sharing and other contracts.  Undeveloped acreage encompasses those leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas regardless of whether such acreage contains proved reserves.  Substantial work commitments must be performed pursuant to each of these production sharing or other contracts before we have any leasehold, concession or other interest in such acreage and there can be no assurance that our exploration activities will result in leases being granted.  Failure to fulfill work commitments or the relinquishment of acreage upon the election to proceed to the next phase of exploration could result in the loss of acreage pursuant to the relinquishment provisions of the PSC.  See “Item 1 – Business - Certain Terms of Our PSCs”.  No leases to any of the undeveloped acreage have been granted and there can be no assurance that we will be granted a leasehold or other interest in this acreage in the future.  Under the terms of the production sharing and other contracts, following the completion of a development plan for a discovery the parties are to apply for a lease from the relevant government authority for the area to be developed.

	Gross acres	Net acres
Contract Interests in Undeveloped Acreage
India
KG Offshore (1) (3)	126,889	6,344
KG Onshore (2)	135,661	13,566
Mehsana (4)	0	0
Sanand/Miroli (3)	9,835	983
Ankleshwar (3)	42,502	4,250
Tarapur (5)	299,245	59,849
DS 03 (3)	584,651	584,651
DS 04	654,582	654,582
RJ Block 20	542,643	135,661
RJ Block 21	328,650	82,163
Total India Acreage	2,724,658	1,542,049

Israel
Myra	97,854	4,893
Sara	99,831	4,992
Samuel	89,205	40,142
Total Israel Acreage	286,890	50,027

Colombia
PUT 6	43,738	4,374
PUT 7	131,213	13,121
Total Colombia Acreage	174,951	17,495

TOTAL UNDEVELOPED ACREAGE	3,186,499	1,609,571

(1)	Excludes acreage that is subject to the Participating Interest Agreement with Roy Group (Mauritius) Inc.
(2)	Based on a 10% participating interest
(3)	Remaining acreage after relinquishment
(4)	Relinquished entire block in October 2011
(5)	Based on a 20% participating interest

Item 3.                 Legal Proceedings

There are no legal proceedings pending against us.

Item 4.                 Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2011 to a vote of our securityholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is traded on the NYSE Amex (formerly the American Stock Exchange) under the symbol GGR.  The following table sets forth the quarterly high and low sales price for the period January 1, 2010 through March 27, 2012.

Year	Calendar Quarter	High ($)	Low ($)
2010	First Quarter	2.80	1.50
	Second Quarter	1.95	0.95
	Third Quarter	1.11	0.61
	Fourth Quarter	1.09	0.66
2011	First Quarter	1.00	0.63
	Second Quarter	0.66	0.41
	Third Quarter	0.50	0.23
	Fourth Quarter	0.37	0.18
2012	First Quarter (up to March 27, 2012)	0.29	0.20

On March 27, 2012 the closing sales price for our Common Stock as reported on the

NYSE Amex was $0.20.

Holders
As of March 27, 2012 we had approximately 110 shareholders of record.  This does not include the number of shareholders of our Common Stock held beneficially in street name.

Dividends
We did not pay any dividends on our Common Stock during the years ended December 31, 2011 and 2010 and we do not intend to pay any dividends on our Common Stock for the foreseeable future.  Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant.

Performance Graph
The following graph compares the performance of our Common Stock over the preceding five-year period.  The following graph is presented as required by SEC rules.  The comparison (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2006 in each of the shares of GeoGlobal Resources Inc., Cubic Energy, Inc., Abraxas Petroleum Corporation and the S&P 500 Index.  It includes the reinvestment of any dividends, although we have never paid any cash dividends.

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

Comparison of Cumulative Total Return
The following table sets forth the dollar amounts used in the above comparison:

		2006	2007	2008	2009	2010	2011
GeoGlobal Resources Inc.	GGR	100.00	63.0573	20.3822	26.3694	10.0637	2.8025
S&P 500 Index	$INX	100.00	103.5297	63.6854	78.6224	88.6724	88.6696
Cubic Energy, Inc.	QBC	100.00	190.0000	168.7500	186.2500	125.0000	78.7500
Abraxas Petroleum Corp.	AXAS	100.00	124.9193	23.3010	62.1360	147.8966	106.7963

Recent Sales of Unregistered Securities
On November 21, 2011, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with The Israel Land Development Corporation – Energy Ltd. ("ILDE").  Under the terms of the Stock Purchase Agreement, on November 21, 2011, ILDE purchased and we issued 16,466,639 shares of common stock, par value $0.001 per share (the "Shares"), representing 19.9% of our issued and outstanding shares of common stock immediately prior to the issuance to ILDE under the Stock Purchase Agreement.  The aggregate consideration received from the sale was $3.9 million.  The Company used the proceeds from the Stock Purchase Agreement to fund the Company's share, owned through its fully owned subsidiary GeoGlobal Resources (India) Inc., in the exploration and development activities of the Company's two Israeli licenses, known as the Myra and Sara licenses.  Rodman and Renshaw, LLC acted as the placement agent for the transaction and in connection therewith we paid them $234,000 as compensation.

The Shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  ILDE is an accredited investor within the meaning of Rule 501 of Regulation D, it acquired the Shares for its own account with no intention of distributing or reselling the Shares in violation of the securities laws of the United States and the Shares were sold without any general solicitation by the Company or its representatives.

Also on November 21, 2011, the Company entered into a Registration Rights Agreement with ILDE pursuant to the terms of which the Company filed a Form S-3 Registration Statement on November 25, 2011 (as amended by Amendment No. 1, filed January 13, 2012, the "Registration Statement") (file no. 333-178191), to register the Shares and thereby enable the resale of such Shares.  The Company will not receive any proceeds from the sale of the Shares under such Registration Statement.

All sales of unregistered securities prior to October 1, 2011 during the fiscal year ended December 31, 2011, and all other sales of unregistered securities sold by us within the past three years have been previously disclosed.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No purchases of shares of our Common Stock were made by us or on our behalf or by any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2011.

Item 6.                 Selected Financial Data

Set forth below is certain financial information for each of the five years ended December 31, 2011, 2010, 2009, 2008 and 2007 taken from our audited financial statements for those years.

	December 31,
	2011	2010	2009	2008	2007
Oil and gas sales	559,551	790,342	661,922	--	--
Interest Income	32,969	52,607	299,550	1,148,479	2,165,920
Impairment of oil and gas properties	6,870,000	13,789,000	--	10,098,015	--
Net loss and comprehensive loss	12,607,841	18,788,624	4,424,247	13,313,915	1,543,110
Net loss per share – basic and diluted	0.15	0.25	0.09	0.20	0.04
Current assets	71,047,262	12,500,689	16,532,345	25,904,515	48,406,887
Property and equipment	42,580,105	41,375,680	46,813,004	35,160,814	27,256,945
Total assets	114,967,629	58,894,369	70,270,349	71,865,329	80,219,312
Current liabilities	72,978,114	8,544,120	10,053,780	9,211,020	6,329,980
Total liabilities	73,744,826	9,285,264	10,828,780	9,844,618	6,648,902
Stockholders’ equity	41,222,803	49,609,105	59,441,569	62,020,711	73,570,410
Cash dividends	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Consolidated Financial Statements and the related Notes appearing elsewhere in this Annual Report.  This Annual Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements.  Factors that may cause or contribute to such differences include those discussed under “Item 1A - Risk Factors” as well as those discussed elsewhere in this Annual Report.

Our Business Activities
The Company is engaged, through its subsidiaries, in the exploration for and development of oil and natural gas reserves.  At December 31, 2011, we have not yet achieved our planned principal operations from our oil and gas exploration activities which commenced on August 29, 2003.  Accordingly, our activities are considered to be those of a “Development Stage Enterprise”.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving significant commercial production and sale of hydrocarbons or sale of exploration assets, our ability to obtain sufficient financing to fulfill our obligations under the production sharing or other contracts we are a party to with respect to oil and natural gas exploration and development activities in India, Israel and Colombia and upon future profitable operations.  At present, our activities are being undertaken in four geological basins located offshore and onshore in India, one geological basin located offshore in Israel and one geological basin located onshore in Colombia where reserves of oil or natural gas are believed by our management to exist.

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

Results of Operations for the Years ended December 31, 2011 and 2010
For the year ended December 31, 2011 we incurred a net loss of $12.6 million as compared to a net loss of $18.8 million for the year ended December 31, 2010.  The decrease in the net loss is mostly a result of recognizing impairment of oil and gas properties in 2010 of $13.8 million compared to $6.9 million in the year 2011.

Oil and gas operations
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Oil Production (barrels)	4,710	9,161	10,856
Oil Sales (barrels)	4,390	8,496	9,828
Oil Sales	$468,706	$632,734	$661,922
Average Oil Price per Barrel	$106.76	$74.48	$67.35
Gas Sales (Mcf)	10,631	19,603	--
Gas Sales	$90,845	$157,608	$--
Average Gas Price per Mcf	$8.55	$8.04	$--
Operating Costs	$138,341	$173,297	$98,878
Operating Costs per BOE	$20.84	$14.38	$9.11
Depletion	$333,500	$767,000	$293,700
Depletion per BOE	$50.23	$63.63	$27.05

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

Oil sales
All of our oil sales are derived from production in India.  With the approval of the Tarapur 1 field development plan by the Management Committee, three wells began production in mid-May 2009, two in September 2009 and one in January 2010. There are ten additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Oil sales for the year ended December 31, 2011 were $0.469 million or $106.76 per barrel compared to oil sales for the year ended December 31, 2010 of $0.633 million or $74.48 per barrel.  Oil sales are currently based on the spot price based on discount to the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged.

Gas sales
In addition to the crude oil production from the six wells in Tarapur, associated natural gas was contained and sold commencing January 2010. Prior thereto, the associated natural gas was flared off.  As a result, total gas sales for the year ended December 31, 2011 was $0.091 million or $8.55 per Mcf as compared to $0.158 million or $8.04 per Mcf for the year ended December 31, 2010. There is one gas well awaiting approval for the development plan.  All our associated natural gas is sold to local markets at a firm contract price of $7.00 per Mcf adjusted for rebate/premium on account of calorific value.

Interest income
Interest income decreased to $0.033 million for the year ended December 31, 2011 as compared to $0.053 million for the same period in 2010.  This decrease is directly related to the decrease in the amount of our invested cash balances.

Operating costs
Operating costs for the year ended December 31, 2011 were $0.138 million or $20.84 per BOE, compared to $0.173 million or $14.38 per BOE for the year ended December 31, 2010.  The decrease in operating costs and the increase in the operating cost per barrel is a direct result of the decrease in the production from 2010 to 2011.  The operating costs include handling and processing charges, transportation costs, utilities, maintenance and tank rental charges and contain a fixed and variable portion.

General and administrative
Our general and administrative expenses increased to $3.657 million from $3.193 million.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE Amex listing and filing fees, investor relation services and transfer agent fees and services.  Also included in our general and administrative expenses are our compensation costs for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  The majority of the increase in the general and administrative expenses is a result of an increase in directors’ fees of $0.110 million combined with an increase in salaries and benefits of $0.399 million, travel and hotel of $0.100 million, and office rent and parking of $0.088 million.  These increases are consistent with the restructuring of our management team including the addition of a new executive officer combined with our stepping into new ventures and offices in Israel.  These increases were offset by an increase of $.371 million in our overhead recovery from our Israel project.

Consulting fees
Our consulting fees increased to $0.866 million during the year ended December 31, 2011 from $0.652 million in the prior year.  Consulting fees include fees and expenses we incurred in employing various technical and corporate consultants who advised us on a variety of matters.  A portion of this increase is a result of consulting fees paid to a corporation wholly owned by Mr. Roy, whereby we expensed $0.268 million during the year ended December 31, 2011 versus $0.209 million during the year ended December 31, 2010 along with $0.100 million paid to our investment advisors during the year ended December 31, 2011 which was not paid in the prior year.  Other increases were a result of our additional activities in Israel and India offset by a small decrease for stock-based compensation with non-employee consultants for the year ended December 31, 2011 combined with a decrease as a result of the cancellation in August 2010 of the agreement to pay consulting fees to D.I. Investments Ltd., whereby we expensed $nil during the year ended December 31, 2011 versus $0.134 million during the year ended December 31, 2010.

Professional fees
Professional fees increased to $1.168 million during the year ended December 31, 2011 from $0.828 million during the year ended December 31, 2010.  Professional fees include those paid to our auditors for pre-approved audit, accounting and tax services and fees paid to our legal advisors primarily for services provided with regard to filing various periodic reports and other documents and reviewing our various oil and gas and other agreements.  Of this increase, $0.154 million is attributable to an increase in legal fees due to our increase in activities in Israel and Colombia combined with reviewing amendments to certain disclosure documents as a result of an SEC review and an increase of $0.144 million as a result of professional fees which were paid to various tax advisors to complete a review of our corporate structure with a goal to ensure tax compliance, strategy and efficiency across all jurisdictions in which we operate.

Depletion and depreciation
Depletion and depreciation decreased to $0.380 million during the year ended December 31, 2011 from $0.824 million during the year ended December 31, 2010.  As a result of our production from the Tarapur 1 field we had depletion of $0.334 million or $50.23 per BOE for the year ended December 31, 2011 as compared to depletion of $0.767 million or $63.63 per BOE for the year ended December 31, 2010.  This decrease in depletion is mostly attributable to the substantial decrease in the amortization base for the depletion calculation as a result of impairment of oil and gas properties recognized in 2010.

Impairment of oil and gas properties
During the year 2011, we recognized impairment of oil and gas properties of $6.870 million as compared to $13.789 million during the year ended December 31, 2010.  Impairment of oil and gas properties in both 2011 and 2010 was a result of assessing our Indian properties on an individual basis considering various factors, including land relinquishment and the absence of hydrocarbons in certain exploratory wells.

Capitalized overhead on oil and gas properties
We capitalize overhead costs directly related to our exploration activities in India.  During the year ended December 31, 2011, these capitalized overhead costs amounted to $0.605 million as compared to $0.599 million during the year ended December 31, 2010.  The treatment of capitalized overhead costs remained consistent with the prior year and includes costs relating to personnel, consultants, their travel, necessary resources and stock-based compensation directly associated with the advancement of our oil and gas interests.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired.  Our consolidated financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have incurred a history of operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

At December 31, 2011 our cash and cash equivalents were $10.5 million (December 31, 2010 - $7.8 million). The majority of this balance is being held in US funds.  We have working capital deficiency of approximately $1.9 million which raises doubt about our ability to continue as a going concern.

We expect to incur expenditures to further our exploration programs.  Our existing cash balance and any anticipated cash flow from operating activities are not sufficient to satisfy our current obligations and meet our exploration commitments of $16.9 million and $39.8 million over the next twelve months ending December 31, 2012 and the three years ending December 31, 2014, respectively.  In addition to our exploration commitments of $16.9 million, we estimate the cost of maintaining current operations through December 31, 2012 to be approximately $5.4 million.

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

Years ended December 31, 2011 and 2010
During the year ended December 31, 2011 our overall position in cash and cash equivalents increased by $2.730 million, as compared to a net decrease in the comparable period of 2010 of $8.544 million.  These cash movements were attributable to the following activities:

Our net cash used in operating activities during the year ended December 31, 2011 was $4.337 million as compared to $4.067 million for the year ended December 31, 2010.  This increase is mostly attributable to and consistent with our increase in our professional and consulting fees, combined with our increase in our general and administrative expenses for the year ending December 31, 2011 as compared to the prior year.

Cash provided by investing activities during the year ended December 31, 2011 was $3.739 million as compared to cash used in investing activities of $12.463 million during the year ended December 31, 2010.  Funds of $8.279 million were used for exploration activities as compared to $9.040 million in 2010.  The overall increase in cash provided by investing activities is attributable to funds we have received as cash calls from our Myra and Sara joint venture partners offset by the increase in the restricted deposits for funds held on behalf of the Myra and Sara joint venture partners.

Cash provided by financing activities for the year ended December 31, 2011 was $3.327 million as compared to $7.986 million during the year ended December 31, 2010.  During the year ended December 31, 2011, 16,466,639 shares of common stock were issued to Israel Land Development Company – Energy Ltd. pursuant to a Stock Purchase Agreement for gross proceeds of $3.952 million less share issuance of costs $0.625 million compared to 2010 whereby 9,941,177 shares of common stock were issued pursuant to two private placement financings for gross proceeds of $8.450 million less share issuance costs of $0.464 million.

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

Capital Resources
We expect our exploration and development activities pursuant to our PSCs in India will continue through 2012 in accordance with the terms of those agreements.  During the year 2012 and up to March 31, 2013, based on the current budgets in India, we anticipate drilling five exploratory wells and two core wells; completion of the acquisition, processing and interpretation of our DS 2D seismic data; and completion of the acquisition, processing and interpretation of our KG Onshore 3D seismic data.  We further expect to tie-in additional oil wells in Tarapur along with the completion of the construction of a gas pipeline for the Tarapur G gas discovery and to continue with the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore Block in which we have a carried interest.  Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in.  If the Government of India approves the increase to our participating interest in the KG Onshore Block to 20%, our obligations to fund the 3D seismic acquisition and the exploratory drilling on the block will increase.

We expect our exploration activities pursuant to our licenses in Israel will continue through 2012 in accordance with the terms of those agreements.  During 2012, we expect to complete the drilling of two deepwater exploration wells, one in each of our Myra and Sara licences.  In addition, we expect to complete the processing and interpretation of the recently acquired 43 square kilometers of ocean bottom cable 3D seismic data and commence drilling the first exploration well in our Samuel license.

In addition, we may during 2012 seek to participate in joint ventures bidding for the acquisition of oil and gas interests in Israel, India, Colombia and other countries.  As of March 27, 2012 we have no specific plans regarding such activities and have not entered into any binding agreements with respect to such activities.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, although there are no present plans to do so, as opportunities arise we may seek to acquire minority participating interests in exploration blocks where PSCs or Licenses have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

As of March 27, 2012 the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that will be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.  We are unable to estimate the terms on which such capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements.

During the first quarter of 2011, we hired one new employee in our Canadian corporate office.  Throughout 2011, we hired seven full time persons in Israel to support our Israeli operations.  We do not expect any significant change in our number of employees in 2012.

Off-balance Sheet Arrangements
None.

Tabular Disclosure of Contractual Obligations
The following table sets forth our contractual obligations by type of agreement and amounts due during the year ended December 31, 2011 and each succeeding year thereafter.  Where the amounts of payments are 0.0, this indicates we have no material obligations under such types of agreements.

	Payments due by period ($ in millions)
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	0.3	0.3	0.0	0.0	0.0
Asset retirement obligation	0.7	0.0	0.0	0.0	0.7
Financial commitments under PSCs	36.9	13.9	23.0	0.0	0.0
Financial commitments under Licenses	2.9	2.9	0.0	0.0	0.0
Total	40.8	17.1	23.0	0.0	0.7

Under the production sharing and other contracts and licenses, we are obligated to pay for our proportionate share of the exploration expenses in fulfilling the minimum work programs on each of our exploration blocks and licenses.  Inasmuch as exploration and drilling activities can involve unanticipated expenses and cost overruns, there can be no assurance that these management estimates will prove to be accurate.

Financial commitments under the production sharing and other contracts are outlined below and include only the commitments for the current exploration Phase that we are conducting.  Further, as we have not yet received Government of India consent to increasing our participating interest in the KG Onshore Block from 10% to 20%, our financial commitment shown in the table above includes only our 10% participating interest.  The financial commitments under our licenses in Israel only include our commitment to drill our two wells without testing.

The KG Offshore Block
2012 Potential Expenditures
We anticipate the Operator of the KG Offshore Block during the twelve month period from April 1, 2012 to March 31, 2013 to incur capital expenditures to drill two appraisal wells, one in the DeenDayal East Fault block and one in the DeenDayal West-Down Thrown Fault block to appraise the KG-16 and KG-21 discoveries, respectively.  In addition, the Operator will drill and complete three development wells with a platform rig over DDW wellhead platform. It is anticipated that the Operator will re-enter, sidetrack and complete the KG-15 and KG-28 locations within the reservoir section. Work will continue on the Wellhead Platform, Processing Platform, Sub-sea pipeline and Onshore Gas Terminal with a planned commissioning date of April 30 2013.

Certain exploration costs related to the KG Offshore Block are incurred by us and on our behalf in providing our services under the Carried Interest Agreement and are therefore not reimbursable under the Carried Interest Agreement.

Financial Commitment
The amounts incurred and attributable to us for the twelve month period from April 1, 2012 to March 31, 2013 under the Carried Interest Agreement of which 50% is for the account of Roy Group (Mauritius) Inc. are carried by GSPC.  Under the terms of the Carried Interest Agreement, GeoGlobal and Roy Group (Mauritius) Inc. are carried by GSPC for 100% of our share of any and all costs on the KG Offshore Block prior to the start date of initial commercial production.

 As at December 31, 2011 GSPC has expended on exploration activities approximately $263.0 million attributable to us under the Carried Interest Agreement as compared to $189.0 million at December 31, 2010.  Of this amount, 50% is for the account of Roy Group (Mauritius) Inc.

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

KG Onshore Block
2012 Potential Expenditures
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2012 based on a 10% participating interest will be $4.9 million ($9.8 million based on a 20% participating interest).  These expenditures include drilling three exploration wells in 2012, two of which are shallow wells and the remaining one well is a deeper high pressure high temperature well.

Financial Commitments
We will be required to fund our proportionate share of the costs incurred in the KG Onshore exploration activities estimated to be approximately $22.7 million over the remaining three years of the minimum work commitment with respect to a 10% participating interest in the block and approximately $45.4 million with respect to a 20% participating interest in the block.  These expenditures entail performing the required surveys and studies for Phase I, being the acquisition of a 400 square kilometer 3D seismic program and the interpretation and processing thereof and the drilling of twelve exploratory wells.  It is expected that costs incurred will be $4.9, $7.5 and $10.2 million over each of the years 2012, 2013 and 2014 respectively for a 10% participating interest and $9.9, $15.1 and $20.5 million for a 20% participating interest.

Sanand/Miroli Block
2012 Potential Expenditures
At present, we have not estimated any capital expenditures on this block during 2012 based on our 10% participating interest.

Financial Commitments
We have completed the minimum work program for all three exploration phases and as such all financial commitments have been met under the terms of the PSC.

Ankleshwar Block
2012 Potential Expenditures
The consortium elected not to proceed to Phase II but rather develop the existing discoveries.  As such, an area of 172 square kilometers has been retained.  We anticipate drilling one appraisal well for the ANK-41S gas discovery however, as at March 27, 2012, no budget as to timing of the drilling of this well has been presented.

Financial Commitments
We have completed the minimum work program for the first exploration phase and as such, all financial commitments have been met under the terms of the PSC.  We have not estimated any capital expenditures on this block during 2012 based on our 10% participating interest.

Tarapur Block
2012 Potential Expenditures
We anticipate the estimated total capital expenditures which we may contribute to the development activities on this block during 2012 will be funded by oil sales.  These expenditures may include the tie in of the Tarapur 6 wells upon approval of a field development plan or the completion of the building of a gas pipeline for the Tarapur G upon approval of a field development plan.

If the consortium succeeds in having the additional eighteen month extension of the exploration phase granted by the Government of India, then we may participate in additional capital expenditures of approximately $1.6 million for exploration activities during 2012.  This would include our 20% participating interest in a 330 square kilometer 3D seismic acquisition program and the 30% cash payment as agreed in non-refundable pre-estimated damages based on the cost of the additional work program.

Financial Commitments
We have completed the minimum work programs for all three exploration phases and as such, all financial commitments have been met under the terms of the PSC.

DS 03 Block
2012 Potential Expenditures
We anticipate that the estimated total capital expenditures we will be required to contribute to the exploration activities on this block during 2012 based on our 100% participating interest will be $0.3 million.  These expenditures will include the acquisition, processing and interpretation of 12,000 line kilometers of aero magnetic survey data for which we applied for a sixteen month extension to Phase-I under excusable delay in obtaining requisite clearances and approvals which are pending from the Government of India.

Financial Commitments
We will be required to fund 100% of the costs incurred in the DS03 Block exploration activities estimated to be approximately $0.4 million over the remaining two years to complete the first phase of the minimum work commitments.  These expenditures entail completing the acquisition, processing and interpretation of 12,000 line kilometer aeromagnetic survey.

DS 04 Block
2012 Potential Expenditures
We anticipate the estimated total capital expenditures we will be required to contribute to the exploration activities on this block during 2012 based on our 100% participating interest will be $2.2 million.  These expenditures will include the completion of the ongoing acquisition, processing and interpretation of 500 line kilometers of 2D seismic data and drilling ten core holes up to a depth of 500 meters each.

Financial Commitments
The remaining work to be completed to fulfil the Phase I commitment is to complete the drilling of ten core holes to a depth of 500 meters each.  Our 100% participating interest share of this commitment is $2.2 million which is expected to be completed in 2012.

RJ Block 20
2012 Potential Expenditures
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2012 based on our 25% participating interest will be $4.2 million.  These expenditures include the completion of the acquisition processing and interpretation of 820 line kilometers of 2D seismic data, the drilling of two exploratory wells and the gravity and magnetic and geochemical surveys required under the Phase I minimum work program.

Financial Commitments
We anticipate the total expenditures we will be required to fund for the current year to be approximately $4.2 million as outlined above in our 2012 Potential Expenditures.  We further expect $2.9 million to be expended in 2013 to complete the balance of the minimum work program of drilling eight exploratory wells based on our 25% participating interest.

RJ Block 21
2012 Potential Expenditures
We anticipate the estimated total capital expenditures we will contribute to the exploration activities on this block during 2012 based on our 25% participating interest will be $2.3 million.  These expenditures include the drilling of two exploratory wells required under the Phase I minimum work program.

OIL, the Operator along with Hindustan Petroleum Corporation Limited have proposed to relinquish the block without applying for the first six-month extension and has communicated the same to the Government of India. We disagree with this relinquishment and have written to the Government of India to grant us the first six-month extension to allow us to complete our share of the minimum work program commitment.  OIL has paid the petroleum exploration license fees up to January 20, 2013 which would enable us to continue the exploration program.  However, we are awaiting Government of India approval and direction in order to proceed with the exploratory program.

Financial Commitments
We anticipate the total expenditures we will be required to fund for the current year to be approximately $2.3 million as outlined above in our 2012 Potential Expenditures subject to the approval and direction of the Government of India which is pending.  We expect to continue to have a $2.3 million financial commitment in 2013 to complete the minimum work program which was to entail the drilling of an additional six exploratory wells based on our 25% participating interest.

347/Myra and 348/Sara
2012 Potential Expenditures
We anticipate the estimated total capital expenditure we will contribute to the exploration activities on these licenses during 2012 based on our 5% participating interest will be $2.9 million.  These expenditures include the completion of the drilling costs and related services to complete the drilling of two deep water exploration wells before the end of the third quarter of 2012.

Financial Commitments
We anticipate the total expenditures we will be required to fund for the current year to be approximately $2.9 million as outlined above in our 2012 Potential Expenditures without testing either of the two wells.

388/Samuel
2012 Potential Expenditures
We anticipate the estimated total capital expenditure we will contribute to exploration activities on this license during 2012 based on our effective 42% participating interest will be $0.9 million.  These expenditures include the completion of the processing and interpretation of 43 square kilometers of 3-D seismic data acquired in 2011.

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

Foreign Currency Exchange Risk
Substantially, all of our cash and cash equivalents are held in U.S. dollars or U.S. dollar denominated securities.  Certain of our expenses are fixed or denominated by foreign currencies including the Canadian dollar, the Indian Rupees and the New Israeli Shekels.  We are exposed to market risks associated with fluctuations in foreign currency exchange rates related to our transactions denominated in currencies other than the U.S. dollar.

At December 31, 2011, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At December 31, 2011, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

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

Item 9A.                 Controls and Procedures

Disclosure Controls and Procedures
In participation with our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on our evaluation of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management has assessed and concluded that its internal control over financial reporting was effective as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

KPMG LLP, an independent registered public accounting firm that audited the consolidated financial statements, has performed an audit of internal control over financial reporting.  Their report is included in this Annual Report on Form 10-K under Item 8, herein.

Material Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers as at December 31, 2011 and their ages and employment histories are as follows:

Name	Age	Employment History
Paul B. Miller	38
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

Jean Paul Roy	55
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

Allan J. Kent	58
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

Michael J. Hudson	65
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

David Conklin	47
Mr. Conklin was elected a Director of our company on May 11, 2009.  With the resignation of Mr. Peter Smith as Chairman of the Board effective April 29, 2011, Mr. Conklin was appointed to the position of Acting Chairman of the Board.  On January 12, 2012, the Board approved his appointment as Chairman of the Board.  Mr. Conklin currently serves as counsel at Goodmans LLP, a law firm in Toronto, Ontario, Canada and specializes in commercial litigation with an emphasis on corporate governance and business valuation.  Before joining Goodmans LLP in 2007, Mr. Conklin practised for one year with Bernstein Litowitz Berger & Grossman LLP, a securities and class action firm in New York.  Prior thereto he was a partner and senior litigator at Lerners LLP, a leading Toronto litigation law firm.  Mr. Conklin has extensive experience appearing before all levels of civil courts in Ontario litigating commercial disputes involving shareholder and partnership disputes, oppression claims, breach of confidentiality and other fiduciary duties, secured and unsecured creditor claims, professional negligence claims and other related business law issues.  He represents shareholders, boards of directors and entrepreneurs of both private and public companies.  Mr. Conklin is currently an Executive in Residence at the Schulich School of Business, York University where he teaches courses in the MBA and EMBA programs on Corporate Governance Mergers and Acquisitions.  Throughout his career, Mr. Conklin has taught a variety of legal and business courses including trial advocacy at the University Of Toronto Faculty Of Law and the Advocates’ Society.  Mr. Conklin received his LL.M from Columbia University in New York City focusing on capital markets, corporate finance and governance issues and was admitted to the Law Society of Upper Canada in 1993 and to the New York State Bar in 2007.

Anoop Poddar	38
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

Sunil S. Karkera	38
Mr. Karkera joined our company in November 2009 and held the position of Corporate Controller until August 17, 2010 when Mr. Karkera was promoted to serve as the Chief Financial Officer.  Mr. Karkera is a Chartered Accountant from Canada and India and a Certified Public Accountant (Colorado) from USA with over 19 years of global experience with international accounting, advisory and consulting firms and with multi industry business groups, including the oil and gas industry.  Mr. Karkera moved to Canada from Dubai, UAE in 2005 and worked with Ernst & Young LLP, an international accounting firm from February 2005 until he joined GeoGlobal in 2009.  Prior thereto, Mr. Karkera worked with Pannell Kerr Forster, an international accounting firm, in Dubai, UAE from November 2000 to November 2004.  Mr. Karkera worked with RMS & Co (now PricewaterhouseCoopers), in Mumbai, India from April 1996 to October 2000.   Mr. Karkera started his career in the accounting field with a variety of positions with growth-orientated companies active in India

Dr. Miles Leggett	44
Dr. Leggett joined our company on February 15, 2006 as GeoScience Specialist.  Effective April 15, 2010, he became our Vice President of Exploration in Canada.  Dr. Leggett is an innovative geoscientist with particular expertise in quantitative interpretation, analysis and reservoir characterization.  He has 13 years of experience with seismic inversion and quantitative interpretation for E&P and has extensive exposure to clastic and carbonate environments across the globe.  Prior to joining GeoGlobal, Dr. Leggett was employed by Fugro-Jason in both Canada and Dubai, Oman for 6 years and by Jason Geosystems in Rotterdam, London for the preceding 3 years.  His international experience also includes working for companies in Loughborough, U.K., Glasgow, U.K. and Switzerland.  He received his B.Sc. Hons. (Upper Second) Geophysics, from the University of Edinburgh in 1989 as well as his Ph.D. Borehole Seismic and Tomography, from the Durham University in 1993.

At our Annual Meeting of Stockholders held on June 9, 2011, Mr. Miller, Mr. Roy, Mr. Hudson, Mr. Conklin and Mr. Poddar were elected to serve as Directors of our company until our annual meeting of stockholders in 2012 and the election and qualification of their successors.  At this 2011 Annual Meeting, all members of the Board of Directors were in attendance, with the exception of Mr. Anoop Poddar.

On April 27, 2011, we announced that Messrs. Peter R. Smith (Chairman) and Mr. Brent J. Peters resigned from the Company’s Board of Directors effective April 29, 2011.  Mr. David Conklin was appointed to the position of Acting Chairman of the Board.  On January 12, 2012, the Board approved his appointment as Chairman of the Board.

Our Board of Directors has determined that Messrs. Hudson, Conklin and Poddar are “independent directors” under the listing standards of the NYSE Amex.

Our Board of Directors had twenty meetings during the year ended December 31, 2011.  Of these twenty meetings, Mr. Roy was unable to attend two meetings, Mr. Conklin was unable to attend one meeting and Mr. Poddar was unable to attend three meetings.  Two meetings were held with all members personally in attendance and the remainder of the meetings were held by conference call.

Section 16(a) Beneficial Ownership Reporting Compliance
The Federal securities laws require our Directors and Executive Officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any of our equity securities.  Copies of such reports are required to be furnished to us.  To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2011.

Audit Committee and Audit Committee Financial Expert
Our Board of Directors has appointed an Audit Committee consisting of Messrs. Hudson, who is the Chairman, Mr. Conklin and Mr. Poddar, each of whom have been determined to be an “independent director” under the listing standards of the NYSE Amex.  Under our Audit Committee Charter, adopted as amended on March 6, 2005, our Audit Committee’s responsibilities include, among other responsibilities:
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

Our Audit Committee had five meetings during the year ended December 31, 2011, of which all were held by conference telephone call.  All members of the Audit Committee attended all five meetings with the exception of Mr. Conklin and Mr. Poddar who were unavailable for one meeting.

On March 28, 2012, our Audit Committee discussed our audited consolidated financial statements with management and discussed with KPMG, our independent registered public accounting firm, the matters required to be discussed by Statement of Auditing Standards No. 61 and received the written disclosures and the letter from KPMG as required by Independence Standards Board Standard No. 1 which confirmed KPMG’s independence as auditor.  Based on that review and those discussions, our Audit Committee recommended that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the Securities and Exchange Commission.

Our Audit Committee Charter is available in the “Corporate Governance” section of our website at www.geoglobal.com.

Compensation Committee
Our Compensation Committee consists of Mr. Hudson whom is the Chairman, Mr. Conklin and Mr. Poddar, each of whom have been determined to be an “independent” director.  Our Compensation Committee, which has adopted a charter, among other things, exercises general responsibility regarding overall employee and executive compensation.  Our Compensation Committee sets the annual salary, bonus and other benefits of the President and the Chief Executive Officer and approves compensation for all our other executive officers, consultants and employees after considering the recommendations of our President and Chief Executive Officer.  Although Committee meetings are held in executive session, without management’s presence, the Committee (and from time to time individual members of the Committee) may meet with senior officers of our company to discuss objectives, explain the rationale for certain objectives or milestones, and to assure that it has management’s input in assessing the consequences of decisions made in the Committee meetings, for instance, the impact that its decisions may have on our financial statements.  The Committee’s interactions with management seek to achieve a balance between receiving management’s opinion but still ensuring that management is not, in effect, establishing the terms and parameters for its own compensation.  In certain instances, where management has proposed objectives that are more aggressive than those proposed by the Committee, the Committee may elect to utilize management’s milestones rather than its own.

Our Compensation Committee had no meetings during the year ended December 31, 2011.

Nominating Committee
Our Nominating Committee consists of Mr. Hudson, who is the Chairman, Mr. Conklin and Mr. Poddar, each of whom have been determined to be an “independent director” under the listing standards of the NYSE Amex.  Our Nominating Committee, among other things, exercises general responsibility regarding the identification of individuals qualified to become Board members and recommend that the Board select the director nominees for the next annual meeting of stockholders.  Our Board of Directors has adopted a charter for the nominating committee.

The Nominating Committee had one meeting during the year ended December 31, 2011 and all members were in attendance.

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

Our Reserve Committee had one meeting during the year ended December 31, 2011 which was held by conference telephone call.

Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer.  A copy of our Code of Ethics was attached as Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2009.

Our Code of Ethics Charter is available in the “Corporate Governance” section of our website at www.geoglobal.com.

Item 11.                Executive Compensation

The following table sets forth information for compensation earned in fiscal years 2010 and 2011 by our named executive officers.

2010 and 2011 Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)
Paul B. Miller, (2) (3) President and CEO	2011 2010	275,000 183,333	44,000 -0-	168,085 124,001	17,750 (7) 83,352	504,835 390,686
Allan J. Kent, (2) (4) Exec VP & CFO	2011 2010	220,000 215,469	11,000 5,000	85,931 -0-	11,000 (8) 22,404	327,931 242,873
Sunil Karkera (5) CFO	2011 2010	170,000 143,051	23,250 16,605	118,985 127,833	8,500 (8) 5,810	320,735 293,299
Dr. Miles Leggett (6) VP Exploration (Canada)	2011	190,000	24,840	74,119	9,500 (8)	298,459

(1)
Represents the total grant date fair value of the awards recognized for financial statement reporting purposes with respect to the fiscal years ended December 31, 2010 and 2011, in accordance with FASB ASC Topic 718 (disregarding any forfeiture assumptions).  For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, see Note 11 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.

(2)	Mr. Miller is also a current Director and Mr. Kent is a past Director of our company; however they did not receive any additional compensation for serving in such capacities.
(3)
Prior to December 31, 2010, salary amounts paid to Mr. Miller were pursuant to an oral arrangement.  Effective August 17, 2010 Mr. Miller commenced performing the duties of President and Chief Executive Officer.  Effective January 1, 2011, the salary amounts paid to Mr. Miller are pursuant to an Employment Agreement.

(4)
Prior to August 17, 2010, salary amounts were paid to D.I. Investments Ltd., a company controlled by Mr. Kent, pursuant to a Financial Services Agreement whereby Mr. Kent performed the duties of Executive VP and CFO as described below.  Effective August 17, 2010, Mr. Kent entered into an Employment Agreement directly with our Company in his individual capacity.

(5)	Prior to August 17, 2010, Mr. Karkera served as our Corporate Controller.
(6)	Prior to 15, 2011 Dr. Leggett served as our Geoscience Specialist.
(7)	This amount is a Registered Retirement Savings Plan (“RRSP”) contribution by us in the amount of $13,750 plus additional medical coverage in the amount of $4,000.
(8)	This amount is an RRSP contribution by us in an amount that equals the individual’s contribution and is facilitated under a Group Plan.

Narrative Disclosure to Summary Compensation Table
Employment Agreements

Mr. Paul B Miller
On January 27, 2011, we executed an employment agreement with Mr. Paul Miller, our President and Chief Executive Officer.  The employment agreement, which was effective January 1, 2011, provides for a salary of $275,000 per year, subject to an annual salary review, travel and health insurance benefits, RRSP benefits and an annual bonus pursuant to a plan to be developed.  The agreement is for an indefinite term and may be terminated due to death, disability, by the Company with or without cause (which generally includes, among other things, fraud, theft, dishonesty, breach of loyalty, Mr. Miller’s breach of his employment agreement or his failure to spend an adequate amount of time in our operating locations ) or by Mr. Miller with or without good reason (which generally includes our breach of any obligation pursuant to the employment agreement, our failure to continue Mr. Miller in his position of employment or a material diminution of Mr. Miller’s duties and responsibilities, the failure of a successor to agree to perform the employment agreement on substantially the same terms, or voluntary resignation by Mr. Miller within thirty (30) days following a change of control).  If the agreement is terminated for disability, without cause or for good reason, Mr. Miller is entitled to receive his unpaid salary, bonus and vacation pay plus a lump sum payment equal to (i) ten (10) months of his base salary, subject to such amount increasing by one month’s base salary for each year Mr. Miller is employed by us following his first year of employment, to a maximum of 12 month’s base salary, plus (ii) a sum equal to 30% of the lump sum described in clause (i) above as compensation for loss of benefits.  Mr. Miller is entitled to five weeks of paid vacation, annually.  Mr. Miller’s employment agreement also contains confidentiality provisions which remain in effect in perpetuity, and non-competition and non-solicitation provisions effective for a period of twelve months following termination of employment.

Mr. Allan J. Kent
On November 18, 2010, we executed an employment agreement with Mr. Allan J. Kent, our Vice President of Finance.  The employment agreement, which was effective August 17, 2010, provides for a salary of $220,000 per year, subject to an annual salary review, a one-time signing bonus of $5,000, travel and health insurance benefits and an annual bonus pursuant to a plan to be developed.  The agreement is for an indefinite term and may be terminated due to death, disability, by the Company with or without cause (which generally includes, among other things, fraud, theft, dishonesty, breach of loyalty, Mr. Kent’s breach of his employment agreement or his failure to spend an adequate amount of time in our operating locations ) or by Mr. Kent with or without good reason (which generally includes our breach of any obligation pursuant to the employment agreement, our failure to continue Mr. Kent in his position of employment or a material diminution of Mr. Kent’s duties and responsibilities, the failure of a successor to agree to perform the employment agreement on substantially the same terms, or voluntary resignation by Mr. Kent within thirty (30) days following a change of control).  If the agreement is terminated for disability, without cause or for good reason Mr. Kent is entitled to receive his unpaid salary, bonus and vacation pay plus a lump sum payment equal to (i) eighteen months of his base salary, subject to such amount increasing by one month’s base salary for each year Mr. Kent is employed by us after January 1, 2011 to a maximum of 24 month’s base salary, plus (ii) a sum equal to 30% of the lump sum described in clause (i) above as compensation for loss of benefits.  Mr. Kent is entitled to six weeks of paid vacation, annually.  Mr. Kent’s employment agreement also contains confidentiality provisions which remain in effect in perpetuity, and non-competition and non-solicitation provisions effective for a period of twelve months following termination of employment.  Prior to August 17, 2010, the services of Mr. Kent as Chief Financial Officer were provided pursuant to a Financial Services Agreement with D. I. Investments Ltd., a company controlled by Mr. Kent.  The agreement provided for an annual fee payable of $212,750 effective January 1, 2008 to August 17, 2010 for consulting services.

Mr. Sunil Karkera
On November 18, 2010, we executed an employment agreement with Mr. Sunil Karkera, our Chief Financial Officer.  The employment agreement, which was effective August 17, 2010, provides for a salary of $155,000 per year, subject to an annual salary review, travel and health insurance benefits, RRSP benefits and an annual bonus pursuant to a plan to be developed.  The agreement is for an indefinite term and may be terminated due to death, disability, by the Company with or without cause (which generally includes, among other things, fraud, theft, dishonesty, breach of loyalty, Mr. Karkera’s breach of his employment agreement or his failure to spend an adequate amount of time in our operating locations ) or by Mr. Karkera with or without good reason (which generally includes our breach of any obligation pursuant to the employment agreement, our failure to continue Mr. Karkera in his position of employment or a material diminution of Mr. Karkera’s duties and responsibilities, the failure of a successor to agree to perform the employment agreement on substantially the same terms, or voluntary resignation by Mr. Karkera within thirty (30) days following a change of control).  If the agreement is terminated for disability, without cause, or for good reason, Mr. Karkera is entitled to receive his unpaid salary, bonus and vacation pay plus a lump sum payment equal to (i) six months of his base salary, subject to such amount increasing by one month’s base salary for each year Mr. Karkera is employed by us after August 17, 2010 to a maximum of 12 month’s base salary, plus (ii) a sum equal to 30% of the lump sum described in clause (i) above as compensation for loss of benefits.  Mr. Karkera is entitled to four weeks of paid vacation, annually.  Mr. Karkera’s employment agreement also contains confidentiality provisions which remain in effect in perpetuity, and non-competition and non-solicitation provisions effective for a period of twelve months following termination of employment.  Effective January 1, 2011, the employment agreement was amended to provide for a salary of $170,000 per year.

Dr. Miles Leggett
From the period of February 15, 2006 to April 15, 2011 Dr. Leggett was employed as our Geoscience Specialist, pursuant to an offer of employment which provides for a salary of Cdn$138,000 per year, subject to an annual salary review, RRSP benefits and health benefits.  Subsequent to April 15, 2011 Dr. Leggett is employed as Vice President of Exploration (Canada) pursuant to the same offer of employment and effective January 1, 2011 receives an annual compensation of Cdn$190,000.  If the Company wishes to terminate the employment agreement, Dr. Leggett would be entitled to receive six months’ salary in lieu of notice.  Where the employment is terminated because of a breach of any term of the agreement, or any other cause that is sufficient in law or in any other circumstances for which no notice or salary in lieu thereof is required by law, there will be no salary paid.  Dr. Leggett is entitled to five weeks of paid vacation, annually.

Grants of Plan-Based Awards
During 2011, we granted options to purchase shares of our Common Stock to our named Executive Officers as described in the following table below.

		All Other Option Awards: Number of Securities Underlying Option (#)	Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date (mm/dd/yy)
(a)	(b)	(j)	(k)	(l)
Paul B. Miller	01/27/11	65,000 (1)	0.75	0.7190
Paul B. Miller	01/27/11	65,000 (1)	1.12	0.7120
Paul B. Miller	01/27/11	70,000 (1)	1.50	0.7062
Allan J. Kent	01/27/11	42,000 (2)	0.75	0.7190
Allan J. Kent	01/27/11	42,000 (2)	1.12	0.7120
Allan J. Kent	01/27/11	41,000 (2)	1.50	0.7062
Sunil S. Karkera	01/27/11	42,000 (2)	0.75	0.7190
Sunil S. Karkera	01/27/11	42,000 (2)	1.12	0.7120
Sunil S. Karkera	01/27/11	41,000 (2)	1.50	0.7062
Miles Leggett	01/27/11	42,000 (3)	0.75	0.7190
Miles Leggett	01/27/11	42,000 (3)	1.12	0.7120
Miles Leggett	01/27/11	41,000 (3)	1.50	0.7062

(1)	Of the total 200,000 options awarded to Mr. Miller, 97,500 vested on July 27, 2011 and 102,500 vested on January 27, 2012.
(2)	Of the total 125,000 options awarded to each of Mr. Kent and Mr. Karkera, 63,000 vested on July 27, 2011 and 62,000 vested on January 27, 2012.
(3)	Of the total 125,000 options awarded to Mr. Leggett, 62,500 vested on July 27, 2011 and 62,500 vested on January 27, 2012.

Outstanding Equity Awards at Fiscal 2011 Year-End
The following table provides information with respect to our named executive officers regarding outstanding equity awards at December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date mm/dd/yy
(a)	(b)	(c)	(e)	(f)

Allan J. Kent	500,000	-0-	3.95	07/25/16
Allan J. Kent	42,000	-0-	0.75	01/27/21
Allan J. Kent	21,000	-0-	1.12	01/27/21
Allan J. Kent	-0-	21,000 (1)	1.12	01/27/21
Allan J. Kent	-0-	41,000 (1)	1.50	01/27/21
Paul B. Miller	50,000	-0-	1.50	05/27/20
Paul B. Miller	25,000	-0-	2.25	05/27/20
Paul B. Miller	25,000	-0-	2.25	05/27/20
Paul B. Miller	50,000	-0-	3.00	05/27/20
Paul B. Miller	65,000	-0-	0.75	01/27/21
Paul B. Miller	32,500	-0-	1.12	01/27/21
Paul B. Miller	-0-	32,500 (1)	1.12	01/27/21
Paul B. Miller	-0-	70,000 (1)	1.50	01/27/21
Sunil S. Karkera	30,000	-0-	1.50	05/27/20
Sunil S. Karkera	15,000	-0-	2.25	05/27/20
Sunil S. Karkera	15,000	-0-	2.25	05/27/20
Sunil S. Karkera	30,000	-0-	3.00	05/27/20
Sunil S. Karkera	60,000	-0-	1.65	12/31/12
Sunil S. Karkera	42,000	-0-	0.75	01/27/21
Sunil S. Karkera	21,000	-0-	1.12	01/27/21
Sunil S. Karkera	-0-	21,000 (1)	1.12	01/27/21
Sunil S. Karkera	-0-	41,000 (1)	1.50	01/27/21
Miles Leggett	50,000	-0-	1.50	05/27/20
Miles Leggett	25,000	-0-	2.25	05/27/20
Miles Leggett	25,000	-0-	2.25	05/27/20
Miles Leggett	50,000	-0-	3.00	05/27/20
Miles Leggett	42,000	-0-	0.75	01/27/21
Miles Leggett	20,500	-0-	1.12	01/27/21
Miles Leggett	-0-	21,500 (1)	1.12	01/27/21
Miles Leggett	-0-	41,000 (1)	1.50	01/27/21
(1)	These options vest on January 27, 2012.

No options were exercised by our named executive officers during the fiscal year ended December 31, 2011.

Director Compensation
The following table provides information with respect to compensation of our Directors during the year ended December 31, 2011.  The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
(a)	(b)	(d)	(g)	(h)
Peter Smith	8,000	--	24,000 (2)	49,391
Brent Peters	8,000	--	24,000 (2)	49,391
Jean Paul Roy	460,616	34,166	-0-	494,782
Michael Hudson	80,000	35,231	24,000 (2)	139,231
David Conklin	235,000	35,231	47,200 (3)	317,431
Anoop Poddar	74,000	25,001	-0-	99,001

(1)
Represents the total grant date fair value of the awards recognized for financial statement reporting purposes with respect to the fiscal year ended December 31, 2011 in accordance with FASB ASC Topic 718 (disregarding any forfeiture assumptions).  For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, see Note 11 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.  As of December 31, 2011, Messrs. Smith and Peters each held 300,000 options, of which all are vested, Mr. Roy held 700,000 options, of which 100,000 are unvested, Mr. Conklin held 150,000 options, of which 66,666 are unvested and Mr. Poddar held 100,000 options, of which 83,333 are unvested.

(2)
A discretionary retiring service reward was paid to each of Messrs. Smith, Peters and Hudson in recognition of years of service and significant contributions to the Company.  Mike Hudson received the discretionary retiring service award even though he has not yet retired.

(3)	Denotes bonus of $45,000 plus medical expenses of $2,200.

Effective May 11, 2009 our company’s Board of Directors adopted an Independent Director Compensation Policy.  Under the Policy, each of our Independent Directors, as such term is defined under the NYSE Amex Company Guide, receives an annual retainer of $24,000 payable in monthly instalments, and the Chairperson of our Audit Committee receives an additional annual retainer of $6,000 payable in monthly instalments.

In 2009, a Special Committee of the Board of Directors (the “Special Committee”) was created which consisted of Mr. David Conklin as an Independent Director to perform the duties of this Special Committee with compensation of $25,000 each month.  The Board of Directors terminated that Special Committee at the end of January 2011.  Effective February 1, 2011, Mr. Conklin receives a monthly compensation of Cdn$13,500 to act as Lead Director.  From May to September 2011, a New Special Committee for the Board of Directors (the “New Special Committee”) was instituted which consisted of Mr. Conklin, Mr. Hudson and Mr. Poddar.  Mr. Conklin received a monthly compensation fee of $7,500 and Mr. Hudson and Poddar received a monthly compensation fee of $10,000 each to perform the duties of the New Special Committee.

Our Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings.

Pursuant to the terms of our 2008 Stock Incentive Plan, each non-employee Director automatically receives an option grant for 50,000 shares on the date such person joins the Board.  In addition, on the date of each annual stockholder meeting provided such person has served as a non-employee Director for at least six months, each non-employee Director who continues to serve in such capacity will automatically be granted an option to purchase 50,000 shares.  Each option has a term of ten years, subject to earlier termination following a cessation of Board service, and is subject to certain vesting provisions.  For the purposes of the automatic grant provisions of our Stock Incentive Plans in 2011, all of our Directors, other than Messrs. Miller, Roy and Kent were considered non-employee Directors.

Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee were officers or employees of our company during the year ended December 31, 2011 or were former officers of our company or had any other relationship with our company requiring disclosure.

Compensation Discussion and Analysis

Our 2011 named executive officers in 2011 were Paul B. Miller, our President and Chief Executive Officer, Allan J. Kent, our VP of Finance, Sunil Karkera, our Chief Financial Officers and Mr. Miles Leggett, our VP Exploration (Canada).

Policies and Objectives, Compensation Setting Process
Our Compensation Committee believes that our compensation policies and objectives must take into consideration our specific business objectives and our ability to implement those objectives under the terms of the PSCs to which we are a party.  Accordingly, our compensation policies and objectives should be based on both our successes in entering into and pursuing joint venture arrangements, as well as the progress and success of the exploration and drilling activities of those ventures, whether undertaken directly by us or through the Operators of exploration blocks.

Our Compensation Committee also believes that the compensation of our named executive officers should be based on the principle that levels of compensation must enable our company to motivate and retain the talent we need to lead and make our company grow and thus compensation levels must be competitive with similar other companies, be fair and reasonable and, where appropriate, reward successful performance.

Our Compensation Committee relies upon its own judgment in making compensation decisions.

However, we also participated in the Lane Caputo December 2010 International Oil and Gas Exploration and Production Compensation Survey.  This survey covered among other topics, compensation levels paid by a peer group of companies as found in a compensation report and the growth and complexity of the named executive officers’ tasks during the year.  With that information and our company’s overall business plans for further growth, our Compensation Committee made compensation recommendations for the fiscal year 2010 and beyond.

Our Compensation Committee did not meet during the year ended December 31, 2011.

Elements of Compensation
The Compensation Committee follows the practice established in 2005 of providing a compensation package to our named Executive Officers consisting of direct monetary compensation (salary and bonus) and stock options.

Direct Monetary Compensation:  Our Compensation Committee does not establish any specific pre-determined performance or target goals.  The direct monetary compensation of our named executive officers is based on the scope of their duties and responsibilities and the executives’ individual performance in fulfilling those duties and responsibilities, in addition to the other factors described above.  Because of the inherent nature of our activities, the uncertain nature of the outcome of our activities, and the extended period of time over which the success of our activities will be determined, the Compensation Committee believes that, because the company’s ability to achieve its objectives is greatly dependent upon the activities of the Operators of the drilling blocks in which we have an interest, the company’s success in its exploration and drilling activities during a particular year should not be the sole measure by which the direct monetary compensation of our named executive officers is determined.  The Compensation Committee also recognizes that our company’s opportunity to enter into additional production-sharing or other contracts or acquire interests in ventures that are parties to such contracts is limited by availability of contracts and our company’s capital.

Equity Compensation:  Our Compensation Committee believes that a material element of executive compensation should be the award of equity grants.  This element of compensation has taken the form of grants of options under our 2008 Stock Incentive Plan but other forms of equity grants may be considered in the future.  The Compensation Committee believes the award of equity grants has the effect of aligning executive officers compensation to the future growth and success of our company.  Equity grants are the only form of long-term compensation utilized to compensate our executive officers at this time.  The Compensation Committee does not consider any relationship between Direct Monetary Compensation and Equity Compensation in making equity grants.  These grants are not based on any strict formula but rather are determined in light of practices at the peer group selected, our company’s past practices, and our overall corporate performance during the period relative to our progress made in achieving our overall business plan objectives and achieving stockholder value.

The Compensation Committee awarded equity grants to certain of our named executive officers in 2011.  See “Item 11 – Executive Compensation – Grants of Plan-Based Award Table” for more information on such awards.

Termination, Change of Control Benefits
We have arrangements with our named executive officers regarding monetary payments to them in the event of a certain terminations, including voluntary termination upon a change of control.  Disbursements to the named executive officers under these arrangements cover such payments as unpaid base salary, unpaid vacation pay and any unpaid bonus as approved by the Board of Directors as well as a lump sum cash amount, determined based on the executives’ length of service.  See “Item 11 – Executive Compensation – Narrative to Summary Compensation Table – Employment Agreements” for more information on such termination payments.

Additionally, in the event that our company is acquired by merger or sale of substantially all of its assets or of securities possessing more than 50% of the total combined voting power of our outstanding securities, each outstanding option granted under our 1998 Stock Incentive Plan and/or our 2008 Stock Incentive Plan (including those held by named executive officers and Directors), which is not to be assumed by a successor corporation or otherwise continued in effect will automatically accelerate in full and become fully vested, subject to certain exceptions.  Options may also immediately vest in connection with a change in the majority of the Board of Directors of our company by reason of one or more contested elections for Board membership.

Perquisites
Our named executive officers receive perquisites in the form of a registered retired savings plan contribution, specialized medical coverage and travel insurance coverage or, pursuant to their employment agreements, travel expenses for the executive and their family for trips to India or Israel.  Our executives are also reimbursed for out-of-pocket expenses on a cost recovery basis for expenses such as travel, hotel, meals and entertainment expenses incurred by them.

Compensation Committee Report
The Compensation Committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.  Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the 2011 Annual Report on Form 10-K and the Proxy Statement for the 2012 Annual Meeting of Stockholders for filing with the Securities and Exchange Commission.

Submitted by the Compensation Committee:
Michael J. Hudson (Chairman)
David D. Conklin
Anoop Poddar

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
During the year ended December 31, 2011, we had two equity compensation plans for our employees, directors and consultants pursuant to which options, rights or shares may be granted or have been issued.  They are referred to as our 1998 Stock Incentive Plan (the 1998 Plan), which expired on December 4, 2008 and our 2008 Stock Incentive Plan (the 2008 Plan).  See the Notes to Consolidated Financial Statements to the attached financial statements for further information on the material terms of these plans.

Equity Compensation Plan Information
The following table provides information as of December 31, 2011 with respect to our equity compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Incentive Plan	1,800,000	$4.19	-0-
2008 Stock Incentive Plan	2,790,000	$1.45	9,210,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	4,590,000	$2.53	9,210,000

Security Ownership of Certain Beneficial Owners and Management
Set forth below is information concerning the Common Stock ownership of all persons known by us to own beneficially 5% or more of our Common Stock, the Common Stock ownership of each of our Directors and officers and all Directors and officers as a group, as of March 27, 2012.  As of March 27, 2012, we had 101,749,572 shares of Common Stock outstanding.

Beneficial owners of 5% or more:
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	(1)	Percentage of Outstanding Common Stock
Jean Paul Roy c/o GeoGlobal Resources Inc. Suite 200, 625 – 4 Avenue SW Calgary, Alberta T2P 0K2	23,119,991	(2) (4)	22.57%
The Israel Land Development Company – Energy Ltd. 2 Arie Shenkar St. Tel-Aviv, 68010, Israel	16,466,639	(3) (5)	16.18%
All persons as a group (2 persons)	39,586,630		38.75%

(1)
For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he exercises sole or shared voting or investment power or of which he has the right to acquire the beneficial ownership within 60 days of March 27, 2012.  Each owner’s percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of 101,749,572, plus the number of shares that owner has the right to acquire within 60 days.

(2)
This information is based upon the Form 4 filed with the SEC by Mr. Jean Roy on September 20, 2011.  This number includes 22,419,991 shares of Common Stock and 700,000 options to purchase Common Stock exercisable within 60 days of March 27, 2012.

(3)	This information is based on the Schedule 13D filed with the SEC by The Israel Land Development Company – Energy Ltd. (ILDE) on December 1, 2011 reflecting its beneficial ownership.
(4)
On September 2, 2008, Mr. Roy entered into a Share Purchase Agreement (the “Agreement”) and a Securities Pledge Agreement with a private investor.  Pursuant to the Agreement, Mr. Roy agreed to sell on the closing date in a privately negotiated transaction 375,000 shares of our common stock at a price of $3.00 per share.  The Securities Pledge Agreement indemnifies the investor, should the investor elect to sell the shares, against any deficiency resulting to the investor between the purchase price for the shares of common stock plus a stipulated sum per share and the price realized from the sale during the period commencing six months and one day after the respective initial and subsequent closing dates of the investor’s purchase of the shares through the date seven months after such closing dates.  Due to intervening market conditions, the completion of the purchase of the shares from Mr. Roy was not completed.

(5)
On November 21, 2011, we closed a private placement transaction with The Israel Land Development Company – Energy Ltd. (“ILDE”) (the “Transaction”) and entered into certain other agreements in connection therewith (together, the “Transaction Agreements”).  The Transaction consisted of two parts.  The first tranche closed on November 21, 2011 and involved the issuance by us of 16,466,639 shares of Common Stock to ILDE for US$3,951,993.

The second tranche is anticipated to close on or before March 29, 2012 and involves the exchange of 32,740,479 shares of Common Stock, the issuance of 16,466,639 warrants to purchase shares of our Company’s common stock (the “Warrants”) and the potential issuance of 16,466,639 units, each consisting of (i) one share of our Common Stock and (ii) a Warrant (the “Units”).

Under the terms of an existing agreement with Rodman & Renshaw, LLC, the Company is required to pay Rodman & Renshaw such number of Warrants to purchase shares of Common Stock equal to 6% of the aggregate number of Warrants issued under a placement facilitated by them.  As Rodman & Renshaw facilitated the Transaction, the Company is required to issue 1,975,996 additional Warrants to purchase Common Stock to Rodman & Renshaw.  Moreover, under the Securities Purchase and Exchange Agreement, ILDE is entitled to up to a 50% participation right in the total of any issuances during the period from November 21, 2011 to May 1, 2012 and therefore is entitled to an additional 1,975,996 Warrants to purchase Common Stock of the Company.

Immediately following the closing of the Transaction, ILDE will own approximately 36.6% of the outstanding shares of our Common Stock and will have the right to acquire another approximately 51,375,913 shares of our Common Stock.  If ILDE exercises all of its Warrants and purchases and exercises all of its Units, it would subsequently hold 100,583,031 shares of Common Stock or approximately 54.11% of our outstanding shares of Common Stock (assuming no other options or warrants are exercised by another person/company).  Such an increase in ILDE’s percentage of ownership would constitute a change of control.

Stock ownership of our Directors and Officers:
Name of Beneficial Owner	Number of Shares Beneficially Owned	(1)	Percentage of Outstanding Common Stock
Paul B. Miller	390,000	(2)	*
Michael J. Hudson	300,000	(3)	*
David D. Conklin	100,000	(4)	*
Anoop Poddar	16,667	(5)	*
Ohad Marani	-0-		*
Allan J. Kent	625,000	(6)	*
Sunil S. Karkera	275,000	(7)	*
Miles Leggett	500,000	(8)	*
All persons as a group (8 persons)	2,206,667		2.16%

*	holds less than 1%
(1)
For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he exercises sole or shared voting or investment power or of which he has the right to acquire the beneficial ownership within 60 days of March 27, 2012.  Each owner’s percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of 101,749,572, plus the number of shares that owner has the right to acquire within 60 days.

(2)	Includes 40,000 shares of Common Stock and 350,000 options to purchase Common Stock exercisable within 60 days of March 27, 2012.
(3)	Includes options to purchase 300,000 shares of Common Stock exercisable within 60 days of March 27, 2012.
(4)           Includes options to purchase 100,000 shares of Common Stock exercisable within 60 days of March 27, 2012.
(5)	Includes options to purchase 16,667 shares of Common Stock exercisable within 60 days of March 27, 2012.
(6)	Includes options to purchase 625,000 shares of Common Stock exercisable within 60 days of March 27, 2012.
(7)           Includes options to purchase 275,000 shares of Common Stock exercisable within 60 days of March 27, 2012.
(8)	Includes 225,000 shares of Common Stock and options to purchase 275,000 shares of Common Stock exercisable within 60 days of March 27, 2012.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

On March 27, 2003 we entered into a Participating Interest Agreement with Roy Group (Mauritius) Inc., a corporation wholly owned by Jean Paul Roy, whereby we assigned and hold in trust for Roy Group (Mauritius) Inc. subject to the Government of India consent, 50% of the benefits and obligations of the PSC covering the KG Offshore Block and the Carried Interest Agreement leaving us with a net 5% participating interest in the KG Offshore Block and a net 5% carried interest in the Carried Interest Agreement.  Under the terms of the Participating Interest Agreement, until the Government of India consent is obtained, we retain the exclusive right to deal with the other parties related to the KG Offshore Block and the Carried Interest Agreement and are entitled to make all decisions regarding the interest assigned to Roy Group (Mauritius) Inc.  Roy Group (Mauritius) Inc. has agreed to be bound by and be responsible for the actions taken by, obligations undertaken and costs incurred by us in regard to Roy Group (Mauritius) Inc.’s interest, and to be liable to us for its share of all costs, interests, liabilities and obligations arising out of or relating to the Roy Group (Mauritius) Inc. interest.  Roy Group (Mauritius) Inc. has agreed to indemnify us against any and all costs, expenses, losses, damages or liabilities incurred by reason of Roy Group (Mauritius) Inc.’s failure to pay the same.

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

On August 29, 2003 we entered into a Technical Services Agreement with Roy Group (Barbados) Inc., a corporation wholly owned by Mr. Roy, whereby Roy Group (Barbados) Inc. agreed to perform geological and geophysical duties assigned to it by our company.  On January 31, 2006, the terms of the agreement were amended to amend the fee payable from $250,000 to $350,000 effective January 1, 2006.  Roy Group (Barbados) Inc. is reimbursed for authorized travel and other out-of-pocket expenses.  The agreement prohibits Roy Group (Barbados) Inc. from disclosing any of our confidential information and from competing directly or indirectly with us for a period ending December 31, 2010 with respect to any acquisition, exploration, or development of any crude oil, natural gas or related hydrocarbon interests within the area of the country of India.  The agreement terminated on August 17, 2010, however the confidentiality and non-competition provisions survive this termination.  Roy Group (Barbados) Inc. received $460,616 from us during 2011 ($350,711 during 2010) under the terms of this agreement.

Roy Group (Barbados) Inc. was reimbursed for expenses such as travel, hotel, meals and entertainment, computer costs and amounts billed to third parties incurred by Mr. Roy during 2011.  At December 31, 2011, we owed Roy Group (Barbados) Inc. $47,019 for services provided and expenses incurred on behalf of our Company which amount bears no interest and has no set terms of repayment.  Mr. Roy receives no additional compensation as a Director.

During the year ended December 31, 2010, Mr. Allan J. Kent who was Executive Vice President, Chief Financial Officer and a Director, was paid $133,827 by us for his consulting services that were provided to us pursuant to a contract with D.I. Investments Ltd., a corporation wholly owned by him, that expired on August 17, 2010.

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

The services of Mr. Kent as Vice President of Finance are now provided to us pursuant to an Employment Agreement.  Expenses incurred by Mr. Kent in connection with the Company are reimbursed to him including travel, hotel, meals and entertainment expenses.

We have not had a related person has been a principal underwriter or a member of a firm that was a principal underwriter in any of the sales of securities offered by our Company.

We have not had a promoter at any time during the past five fiscal years.

Effective May 11, 2009 our company’s Board of Directors adopted an Independent Director Compensation Policy.  Under the Policy, each of our Independent Directors, as such term is defined under the NYSE Amex Company Guide, receives an annual retainer of $24,000 payable in monthly instalments.  Our Board of Directors has determined that Messrs. Hudson, Conklin and Poddar are “independent directors” under the listing standards of the NYSE Amex and all of the members of our Audit, Compensation and Nominating Committees are independent directors.

Item 14.                 Principal Accountant Fees and Services

The following sets forth fees we incurred for professional services provided by KPMG, LLP and Ernst & Young LLP for accounting services rendered during the years ended December 31, 2011 and December 31, 2010, respectively.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total
2011	384,874	12,896	148,471	--	546,241
2010	359,247	26,407	14,702	--	400,356

Our Board of Directors believes that the provision of the services during the years ended December 31, 2011 and December 31, 2010 is compatible with maintaining the independence of KPMG LLP.  Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor.  Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee.  The services provided by KPMG LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements and the review of our quarterly financial reports filed with the Securities and Exchange Commission.  Audit Related Fees include services rendered in connection with the review of other filings with the Securities and Exchange Commission.  Tax Fees include services rendered relating primarily to tax compliance, consulting, customs and duties.  All Other Fees include administration fees to cover various expenses and SOX related work performed to date.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)
3.2	Bylaws of the Registrant, as amended (4)
3.2	Bylaws of the Registrant, as amended (16)
3.2	Bylaws of the Registrant, as amended (27)
3.3	Certificate of Amendment filed with the State of Delaware on November 25, 1998 (2)
3.4	Certificate of Amendment filed with the State of Delaware on December 4, 1998 (2)
3.5	Certificate of Amendment filed with the State of Delaware on March 18, 2003 (5)
3.6	Certificate of Amendment filed with the State of Delaware on January 8, 2004 (5)
3.7	Certificate of Amendment filed with the State of Delaware on September 24, 2009 (27)
3.8	Certificate of Amendment filed with the State of Delaware on June 9, 2011 (27)
3.9	Certificate of Amendment filed with the State of Delaware on February 12, 2012 (27)
4.1	Specimen stock certificate of the Registrant (5)
10.1	1998 Stock Incentive Plan (2)
10.2	2008 Stock Incentive Plan (13)
10.3	Stock Purchase Agreement dated April 4, 2003 by and among Suite101.com, Inc., Jean Paul Roy and GeoGlobal Resources (India) Inc. (3)
10.4	Amendment dated August 29, 2003 to Stock Purchase Agreement dated April 4, 2003 (4)
10.5	Technical Services Agreement dated August 29, 2003 between Suite101.com, Inc. and Roy Group (Barbados) Inc. (4)
10.5.1	Amendment to Technical Services Agreement dated January 31, 2006 between GeoGlobal Resources Inc. and Roy Group (Barbados) Inc. (8)
10.6	Participating Interest Agreement dated March 27, 2003 between GeoGlobal Resources (India) Inc. and Roy Group (Mauritius) Inc. (4)
10.7	Escrow Agreement dated August 29, 2003 among Registrant, Jean Paul Roy and Computershare Trust Company of Canada(4)
10.8	Promissory Note dated August 29, 2003 payable to Jean Paul Roy (4)
10.9	Production Sharing Contract dated February 4, 2003 among The Government of India, Gujarat State Petroleum Corporation Limited, Jubilant Enpro Limited and GeoGlobal Resources (India) Inc. (6)
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

10.37	Amended Chapman Petroleum Engineering Report dated January 1, 2011 effective December 31, 2011 (24)
10.38	Stock Purchase Agreement dated November 21, 2011 between GeoGlobal Resources Inc. and The Israel Land Development Company – Energy Ltd. (25)
10.39	Securities Purchase and Exchange Agreement dated November 21, 2011 between GeoGlobal Resources Inc. and The Israel Land Development Company – Energy Ltd. (25)
10.40	Registration Rights Agreement dated November 21, 2011 between GeoGlobal Resources Inc. and The Israel Land Development Company – Energy Ltd. (25)
10.41	Amended Chapman Petroleum Engineering Report dated January 1, 2011 effective December 31, 2011 (26)
10.42	Chapman Petroleum Engineering Report dated January 1, 2012 effective December 31, 2011 (27)
14.1	Code of Ethics (15)

21.1	Subsidiaries of the Registrant (27)

23.1	Consent of KPMG LLP (27)
23.2	Consent of Ernst & Young LLP (27)
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (27)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (27)
32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (27)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (27)

(1)	Filed as an Exhibit to Neuro Navigational Corporation Form 10-KSB No. 0-25136 dated September 30, 1994.
(2)	Filed as an Exhibit to our Current Report on Form 8-K dated December 10, 1998.
(3)	Filed as exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(4)	Filed as an exhibit to our Current Report on Form 8-K for August 29, 2003.
(5)	Filed as an Exhibit to our Form 10-KSB dated April 1, 2004.
(6)	Filed as an Exhibit to our Form 10-KSB/A dated April 28, 2004.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(8)	Filed as an Exhibit to our Current Report on Form 8-K dated January 31, 2006.
(9)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K dated June 27, 2007.
(11)	Filed as an Exhibit to our Current Report on Form 8-K dated August 14, 2007.
(12)	Filed as an Exhibit to our Form 10-K dated June 4, 2008.
(13)	Filed as an Exhibit to our Form S-8 dated December 31, 2008.
(14)	Filed as an Exhibit to our Form 10-K dated March 26, 2009.
(15)	Filed as an Exhibit to our Form 10-K dated March 31, 2010.
(16)	Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(17)	Filed as an Exhibit to our Current Report on Form 8-K for August 30, 2010.
(18)	Filed as an Exhibit to our Current Report on Form 8-K for October 12, 2010.
(19)	Filed as an Exhibit to our Current Report on Form 8-K for October 29, 2010.
(20)	Filed as an Exhibit to our Current Report on Form 8-K for November 8, 2010.
(21)	Filed as an Exhibit to our Current Report on Form 8-K for November 18, 2010.
(22)	Filed as an Exhibit to our Current Report on Form 8-K for January 28, 2011.
(23)	Filed as an Exhibit to our Form 10-K dated March 31, 2011.
(24)	Filed as an Exhibit to our Form 10-K/A dated April 5, 2011.
(25)	Filed as an Exhibit to our Current Report on Form 8-K for November 19, 2011.
(26)	Filed as an Exhibit to our Form 10-K/A dated January 13, 2012.
(27)	Filed herewith.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010
(in United States dollars)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm- - KPMG Audit Report	FS 2
Report of Independent Registered Public Accounting Firm - KPMG Audit of Internal Control over Financial Reporting	FS 3
Report of Independent Registered Public Accounting Firm- - Ernst & Young Audit Report	FS 4

Financial Statements
Consolidated Balance Sheets	FS 5
Consolidated Statements of Operations and Comprehensive Loss	FS 6
Consolidated Statements of Changes in Stockholders’ Equity	FS 7
Consolidated Statements of Cash Flows	FS 8
Notes to the Consolidated Financial Statements	FS 9-27

FS 1

FS Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of GeoGlobal Resources Inc.

We have audited the accompanying consolidated balance sheets of GeoGlobal Resources Inc. and subsidiaries (a development stage enterprise) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011 and for the period from August 21, 2002 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of GeoGlobal Resources Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations and comprehensive loss, stockholders’ equity and cash flows for the period from August 21, 2002 (inception) to December 31, 2011 include amounts for the period from August 21, 2002 (inception) to December 31, 2002 and for each of the years in the four-year period ended December 31, 2006, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from August 21, 2002 through December 31, 2006 is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoGlobal Resources Inc. and subsidiaries (a development stage enterprise) as of December 31, 2011 and 2010, and its consolidated results of operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2011 and from the period from August 21, 2002 (inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoGlobal Resources Inc.’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2012, expressed an unqualified opinion on the effectiveness of GeoGlobal Resources Inc.’s internal control over financial reporting.

(signed) KPMG LLP
Calgary, Canada
March 28, 2012

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of GeoGlobal Resources Inc.

We have audited GeoGlobal Resources Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GeoGlobal Resources Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the GeoGlobal Resources Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, GeoGlobal Resources Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal
Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting
Oversight Board (United States), the consolidated balance sheets of GeoGlobal Resources Inc. and its subsidiaries (a development stage enterprise) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011 and for the period from August 21, 2002 (inception) to December 31, 2011, and our report dated March 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Calgary, Canada
March 28, 2011

FS 3

FS Index

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

CALGARY, ALBERTA                                                                             "Ernst & Young LLP" (signed)
 June 5, 2008                                                                                                CHARTERED ACCOUNTANTS

FS 4

FS Index

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED BALANCE SHEETS
	December 31, 2011 $	December 31, 2010 $
Assets
Current
Cash and cash equivalents (note 20)	10,480,734	7,751,105
Restricted deposits (notes 4 and 20)	40,378,075	2,034,000
Accounts receivable (note 20)	19,615,153	2,317,180
Prepaid expenses and deposits (note 20)	573,300	398,404
	71,047,262	12,500,689

Restricted deposits (notes 4 and 20)	--	5,018,000
Equity Method Investment (note 5)	1,340,262	--
Property and equipment (notes 6, 11 and 12)	42,580,105	41,375,680

	114,967,629	58,894,369

Liabilities
Current
Accounts payable (note 20)	72,356,548	6,834,061
Accrued liabilities	555,236	1,682,504
Due to related companies (note 12)	66,330	27,555
	72,978,114	8,544,120

Deferred income taxes (note 14)	42,471	61,000
Asset retirement obligation (note 7)	724,241	680,144
	73,744,826	9,285,264
Stockholders’ Equity
Capital stock (note 9)
Authorized
200,000,000 common stock with a par value of $0.001 each
1,000,000 preferred stock with a par value of $0.01 each
Issued
99,213,572 common stock (December 31, 2010 – 82,746,933)	84,622	68,155
Additional paid-in capital	101,305,069	97,099,997
Deficit accumulated during the development stage	(60,166,888)	(47,559,047)
	41,222,803	49,609,105

	114,967,629	58,894,369
See Going Concern (note 2), Commitments (note 16), Contingencies (note 17) and Subsequent Events (note 18) The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 5

FS Index

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year ended Dec 31, 2011 $	Year ended Dec 31, 2010 $	Year ended Dec 31, 2009 $	Period from Inception, Aug 21, 2002 to Dec 31, 2011 $

Revenue and other income
Oil and gas sales	559,551	790,342	661,922	2,011,815
Interest income	32,969	52,607	299,550	5,946,703
Gain on sale of equipment	--	--	--	42,228
	592,520	842,949	961,472	8,000,746

Expenses
Operating	138,341	173,297	98,878	410,516
General and administrative	3,657,547	3,193,328	2,986,967	17,437,459
Consulting fees (note 12)	866,085	652,359	822,652	8,177,787
Professional fees	1,167,945	827,995	1,085,056	5,960,816
Depletion and depreciation	379,562	824,304	352,637	1,875,382
Accretion (note 7)	53,209	41,289	55,619	182,319
Foreign exchange (gain) loss	26,013	23,501	(16,090)	144,181
Impairment of oil and gas properties (note 6)	6,870,000	13,789,000	--	30,757,015
	13,158,702	19,525,073	5,385,719	64,945,475

Net loss before tax	(12,566,182)	(18,682,124)	(4,424,247)	(56,944,729)

Current income tax benefit (expense) (note 14)	(60,188)	(45,500)	--	(105,688)
Deferred income tax benefit (expense) (note 14)	18,529	(61,000)	--	(42,471)
Net loss and comprehensive loss for the year	(12,607,841)	(18,788,624)	(4,424,247)	(57,092,888)

Warrant modification (note 10)	--	--	(1,754,000)	(3,074,000)
Net loss and comprehensive loss attributable to common stockholders	(12,607,841)	(18,788,624)	(6,178,247)	(60,166,888)

Basic and diluted net loss per share (note 13)	(0.15)	(0.25)	(0.09)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 6

FS Index

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders’Equity $
For the period from inception August 21, 2002 to December 31, 2008
Common stock issued	58,150,068	58,214	76,660,911	--	76,719,125
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Share issuance cost	--	--	(4,778,844)	--	(4,778,844)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	1,320,000	(1,320,000)	--
2005 Compensation Option & Warrant modification	--	--	240,000	--	240,000
Stock-based compensation	--	--	10,407,150	--	10,407,150
Net loss	--	--	--	(21,272,176)	(21,272,176)
Balance as at December 31, 2008	72,805,756	58,214	84,554,673	(22,592,176)	62,020,711

Compensation option and warrant modification	--	--	264,000	--	264,000
Stock purchase warrant modification	--	--	1,754,000	(1,754,000)	--
Stock-based compensation	--	--	1,581,105	--	1,581,105
Net loss	--	--	--	(4,424,247)	(4,424,247)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	(28,770,423)	59,441,569

Common stock issued for private placements	9,941,177	9,941	8,440,059	--	8,450,000
Share issuance cost	--	--	(463,804)	--	(463,804)
Stock-based compensation	--	--	969,964	--	969,964
Net loss	--	--	--	(18,788,624)	(18,788,624)
Balance as at December 31, 2010	82,746,933	68,155	97,099,997	(47,559,047)	49,609,105

Common stock issued for private placements (note 9)	16,466,639	16,467	3,935,526	--	3,951,993
Share issuance costs (note 9)	--	--	(625,000)	--	(625,000)
Stock-based compensation (note 11)	--	--	894,546	--	894,546
Net loss	--	--	--	(12,607,841)	(12,607,841)
Balance as at December 31, 2011	99,213,572	84,622	101,305,069	(60,166,888)	(41,222,803)
The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 7

FS Index

GEOGLOBAL RESOURCES INC. (a development stage enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended Dec 31, 2011 $	Year ended Dec 31,2010 $	Year ended Dec 31, 2009 $	Period from Inception, Aug 21, 2002 to Dec 31, 2011 $

Cash flows provided by (used in) operating activities:
Net loss	(12,607,841)	(18,788,624)	(4,424,247)	(57,092,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	53,209	41,289	55,619	182,319
Impairment of oil and gas properties	6,870,000	13,789,000	--	30,757,015
Depletion and depreciation	379,562	824,304	352,637	1,875,382
Gain on sale of equipment	--	--	--	(42,228)
Stock-based compensation (note 11)	659,978	717,629	918,685	8,208,194
Compensation option and warrant modification	--	--	264,000	504,000
Deferred income taxes benefit (expense)	(18,529)	61,000	--	42,471
Changes in non-cash working capital (note 19)	327,024	(711,636)	714,647	365,961
	(4,336,597)	(4,067,038)	(2,118,659)	(15,199,774)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(8,206,171)	(9,039,941)	(11,222,450)	(66,298,897)
Other property and equipment additions	(22,360)	(19,849)	(34,174)	(1,597,684)
Proceeds on sale of equipment	--	--	--	82,800
Cash acquired on acquisition	--	--	--	3,034,666
Restricted deposits (notes 4 and 20)	(33,326,075)	(127,000)	3,875,000	(41,548,075)
Investment in equity investee	(1,340,262)	--	--	(1,340,262)
Changes in non-cash working capital (note 19)	46,634,101	(3,276,259)	362,465	52,407,936
	3,739,233	(12,463,049)	(7,019,159)	(55,259,516)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	3,951,993	8,450,000	--	88,014,158
Share issuance costs	(625,000)	(463,804)	--	(5,162,192)
Changes in non-cash working capital (note 19)	--	--	--	(1,911,942)
	3,326,993	7,986,196	--	80,940,024
Net increase (decrease) in cash and cash equivalents	2,729,629	(8,543,891)	(9,137,818)	10,480,734

Cash and cash equivalents, beginning of the year	7,751,105	16,294,996	25,432,814	--

Cash and cash equivalents, end of the year	10,480,734	7,751,105	16,294,996	10,480,734

Cash and cash equivalents
Current bank accounts	9,680,413	158,879	163,280	9,680,413
Short term deposits	800,321	7,592,226	16,131,716	800,321
	10,480,734	7,751,105	16,294,996	10,480,734
Cash taxes paid during the year	93,583	73,775	17,750

The accompanying notes are an integral part of these Consolidated Financial Statements.

FS 8

FS Index
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

1.         Organization and Nature of Operations

The Company is engaged in the pursuit of petroleum and natural gas through exploration and development in India, Israel and Colombia.  The Company is a Delaware corporation with common stock listed and traded on the NYSE Amex Exchange under the symbol GGR.

As of December 31, 2011, the Company has not achieved its planned principal operations from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required by this status is that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principal operations.

The Company’s wholly owned subsidiary, GeoGlobal Resources (Israel) Limited, commenced operations during the year-ended December 31, 2011. The subsidiary administers the operations of the Myra and Sara licenses and controls the current assets and current liabilities held on behalf of the joint venture partners with participating interests in the licenses. As a result of this subsidiary commencing operations, the current assets and liabilities of the Company may not be comparable.

2.         Going Concern

The Company has not achieved its planned principal operations and is considered to be in the development stage.  The Company’s exploration activities and overhead expenses are financed by way of equity issuance and to-date, oil and gas sales are incidental to the exploration process.

The Company’s financial statements as at and for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  During the year ended December 31, 2011, the Company incurred a net loss of approximately $12.6 million, used approximately $4.3 million of cash flow in its operating activities and had an accumulated deficit of approximately $60.2 million.  As at December 31, 2011, the Company has working capital deficiency of approximately $1.9 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company must make an assessment of its ability to fulfill current liabilities and to meet future exploration requirements in the normal course of business.  The assessment requires estimates regarding future uncommitted financing, future costs of exploration programs, timing of activities, future oil and gas prices, amongst other things.  Should those estimates be materially incorrect, the Company’s ability to continue as a going concern would be impaired and these audited financial statements could require material adjustments to the value of assets and liabilities.  These financial statements do not reflect any such adjustments or reclassifications.

The Company’s cash balance at December 31, 2011 and anticipated cash flow from operating activities are not sufficient to satisfy its current liabilities and meet its exploration commitments of $16.9 million and $39.8 million, over the twelve months ending December 31, 2012 and the three years ending December 31, 2014, respectively.  To meet these obligations, it will be necessary to raise capital through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.   If these activities are unsuccessful, the Company may be forced to substantially curtail or cease exploration and development expenditures.

As described in note 18, subsequent to December 31, 2011, the Company completed a private placement offering which raised $625,000 and will be used to reduce the working capital deficiency.  The Company also received stockholder approval to the Israel Land Development Company – Energy Ltd. Transactions.

FS 9

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

3.         Significant Accounting Policies

Principles of consolidation
These consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  A significant portion of the Company’s activities are conducted jointly with others and the consolidated financial statements reflect only the Company’s proportionate interest in such activities.  Investment in companies where the Company has the ability to exercise significant influence but not control, are accounted for using the equity method.  All inter-company balances and transactions have been eliminated on consolidation.

Use of estimates
The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results may differ from these estimated amounts due to factors such as fluctuations in interest rates, currency exchange rates, inflation levels and commodity prices, changes in economic conditions and legislative and regulatory changes.

Significant estimates with regard to the consolidated financial statements include going concern assumptions, the impairment assessment of oil and natural gas properties, the estimated cost and timing related to asset retirement obligations, stock-based compensation and contingencies.

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

Capitalized costs of development oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved reserves plus the lower of cost or fair value of unproven properties included in the costs being amortized.  Should capitalized costs exceed this ceiling, an impairment is recognized.

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

The Company assesses all items classified as unproved property on a quarterly basis for possible impairment or reduction in value.  The Company assesses unproved properties on an individual basis or as a group if properties are individually insignificant.  The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the related exploration costs incurred are transferred to the full cost pool and are then subject to depletion and the ceiling limitations on development oil and natural gas expenditures.

FS 10

FS Index
GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

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

Asset retirement obligations
The fair values of estimated asset retirement obligations are recorded as liabilities when incurred and the associated cost is capitalized as part of the cost of the related asset.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  The liabilities are accreted as interest expense for the change in their time value.  The initial capitalized costs are included in depletion expense in a manner consistent with the related assets.  Changes in the estimated obligation resulting from revisions to the estimated timing or amount of undiscounted cash flows are recognized as a change in the asset retirement obligation and related asset.  Actual expenditures incurred are charged against the accumulated obligation.

Stock-based compensation plan
Compensation cost for all share-based payments are based on the estimated fair value and recognized on a straight line basis over the vesting period for the award.  The Company accounts for transactions in which it issues equity instruments to acquire goods or services from non-employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  For awards with graded vesting, in which portions of the award vest in different periods, the Company recognizes compensation costs over the vesting periods for each separate vested tranche.

The fair value of share-based payments is capitalized or expensed, with a corresponding increase to additional paid-in capital for the equity-classified awards, or the share-based payment liability for the liability-classified awards.  Upon exercise of stock options, the consideration paid upon exercise is recorded as common stock in additional paid-in capital.

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

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

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

Financial instruments
The Company has estimated the fair value of its financial instruments which include cash and cash equivalents, restricted deposits, accounts receivable, accounts payable, accrued liabilities and amounts due to related companies.  The Company used information available as at year end to determine that the carrying amounts of such financial instruments approximate fair value in all cases.

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

4.         Restricted Deposits

The Company’s PSCs relating to exploration blocks onshore and offshore India contain provisions whereby the joint venture participants must provide the Government of India a bank guarantee in the amount of 35% of the participant’s share of the minimum work program for a particular phase, to be undertaken annually during the budget period April 1 to March 31.  These bank guarantees have been provided to the Government of India and serve as guarantees for the performance of such minimum work programs and are in the form of irrevocable letters of credit.  Historically, these irrevocable letters of credit were secured by restricted term deposits of the Company in the same amount.  Commencing in the second quarter of 2011, Export Development Canada (EDC) commenced providing the performance security guarantees on behalf of the Company against the bank guarantees provided to the Government of India for the period of April 1, 2011 to June 30, 2012.

The Company, on behalf of the Myra and Sara Joint Venture has provided a letter of credit for $16,000,000 regarding the use of the Noble Homer Ferrington rig.  The expiry date of this letter of credit is May 17, 2012 which is secured by a restricted term deposit from the Company of $11,518,000 (December 31, 2010 - $nil).  The balance amount in the letter of credit of $4,482,000 is secured by a restricted term deposit pledged from a partner in the Myra and Sara Joint Venture which is included in the Company’s consolidated accounts receivable.

The Company, on behalf of the Myra and Sara Joint Venture has provided a letter of credit for $38,350,000 for rig rental.  The expiry date of this letter of credit is July 17, 2012 which is secured by a restricted term deposit from the Company of $27,592,000 (December 31, 2010 - $nil).  The balance amount in the letter of credit of $10,758,000 is secured by a restricted term deposit pledged from a partner in the Myra and Sara Joint Venture which is included in the Company’s consolidated accounts receivable.

Pursuant to Israeli Customs Authorities, the Company, on behalf of the Myra and Sara Joint Venture, is required to post bank guarantees which represents an 8% to 12% Israeli Custom Duty which is necessary to be posted for all imports of oil and gas equipment and supplies in order to release them from Customs.  Upon providing the Custom Authorities the proper required documentation, such that these goods and supplies are exempt from Custom Duties under the Israeli Petroleum law, these bank guarantees are refundable.  These bank guarantees have been secured by term deposits of the Company in the same amount. As of December 31, 2011 term deposits amounting to $534,000 (December 31, 2010 - $nil) have been provided against the bank guarantees of $482,000 which is expected to be released on or before December 31, 2012.

FS 12

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

4.         Restricted Deposits (continued)

The restricted term deposits provided by the Company securing these bank guarantees are as follows:

	December 31, 2011		December 31, 2010
	$		$
Exploration Blocks - India
Sanand/Miroli		--		1,300,000
Ankleshwar		734,075		734,000
DS 03		--		330,000
DS 04		--		1,247,000
KG Onshore		--		900,000
RJ 20		--		1,100,000
RJ 21		--		1,441,000
Exploration Licenses - Israel
Myra and Sara		39,644,000		--
		40,378,075		7,052,000
Less: current portion of restricted deposit		(40,378,075)		(2,034,000)
		--		5,018,000

The following term deposits are classified as current restricted deposits:

	December 31, 2011		December 31, 2010
	$		$
Exploration Blocks - India
Sanand/Miroli		--		1,300,000
Ankleshwar		734,075		734,000
Exploration Licenses – Israel
Myra and Sara		39,644,000		--
		40,378,075		2,034,000

Subsequent to December 31, 2011, the term deposit amounting to $734,075 securing the Ankleshwar bank guarantee has been released.

The performance security guarantees provided by EDC on behalf of the Company against these bank guarantees are as follows (see note 17):

	December 31, 2011		December 31, 2010
	$		$
Exploration Blocks – India
DS 03		599,000		--
DS 04		728,000		--
KG Onshore		458,500		--
RJ 20		1,374,500		--
RJ 21		897,500		--
		4,057,500		--

5.         Equity Method Investment

The Company through its subsidiary, own 40% ownership of Adira Geo Global Ltd. which holds a 30% participating interest in the Samuel licence in Israel.  Adira Geo Global is designated operator of the Samuel licence.  The Company’s ownership in Adira Geo Global is accounted for using the equity method.

FS 13

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

6.         Property and Equipment
The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties.

	December 31, 2011 $	December 31, 2010 $

Oil and natural gas properties (using the full-cost method)
Unproved properties	43,540,400	47,715,032
Proved properties	30,348,218	17,702,000
Total oil and natural gas properties	73,888,618	65,417,032
Building	889,609	889,609
Computer, office and other equipment	625,277	602,917
Total property and equipment	75,403,504	66,909,558
Accumulated impairment of oil and gas properties	(30,757,015)	(23,887,015)
Accumulated depletion of oil and gas properties	(1,394,200)	(1,060,700)
Accumulated depreciation of equipment	(672,184)	(586,163)
Total property and equipment, net	42,580,105	41,375,680

The oil and natural gas properties consist of contract interests in 10 exploration blocks in India, 3 exploration licenses held in Israel and 2 exploration licenses held in Colombia.

The Company has capitalized $604,917 (2010 - $599,234) of general and administrative costs directly related to exploration activities, including $234,568 (2010 - $252,335) of stock-based compensation expense.  In addition, the Company has capitalized $40,088 (2010 - $56,943) of support equipment depreciation.

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at December 31, 2011, to assess the ceiling limitation of its proved oil and natural gas properties.  At December 31, 2011, the Company’s net capitalized cost proved oil and natural gas properties did exceed the ceiling test.  Accordingly, for the year ended December 31, 2011, the Company charged $6,870,000 (December 31, 2010 - $13,789,000 and December 31, 2009 - $nil) to the statement of operations for impairment charges.   The impairment charge of $6,870,000 was recognized in the fourth quarter of 2011 as a result of ceiling limitation as at December 31, 2011.

7.         Asset Retirement Obligation

Asset retirement obligations are recorded for legal obligations where the Company will be required to retire, dismantle, abandon and restore tangible long-lived assets.  All recognized asset impairment obligations relate to India.

The following table summarizes the changes in the asset retirement obligation:

	December 31, 2011 $	December 31, 2010 $

Asset retirement obligation at beginning of year	680,144	775,000
Liabilities incurred	--	--
Liabilities released	(9,112)	(136,145)
Accretion expense	53,209	41,289
Asset retirement obligation at end of year	724,241	680,144

For the year ended December 31, 2011 and 2010, no new obligations were incurred.  In determining the asset retirement obligations, the estimated cash flows of new obligations incurred during the year ended December 31, 2009 have been discounted at 8%.  The total undiscounted inflation-adjusted amount of the estimated cash flows required to settle the obligations is $1,523,000 (2010 – $1,543,000), which is expected to be paid after five years and thereafter.  The obligations will be settled on an ongoing basis over the useful lives of the operating assets, which extend up to 16 years in the future.

8.         Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, restricted deposits, accounts payable, accrued liabilities and amounts due to related companies approximate their fair value due to their short term to maturity.

FS 14

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

9.         Capital Stock

On November 21, 2011, the Company completed a private placement transaction with The Israel Land Development Company – Energy Ltd. (“ILDE”) and entered into certain other agreements in connection therewith (the “ILDE Transaction” – see Subsequent Event Note 18).

Under the terms of a Stock Purchase Agreement, the Company issued 16,466,639 shares of common stock of the Company to ILDE representing 19.9% of the issued and outstanding capital stock of the Company for total consideration of US$3,951,993.  The placement agent on the Transaction was paid a cash fee of $234,000.  The total share issuance costs of $625,000 associated with the Transaction were recorded as share issuance costs and reduced additional paid-in capital.

10.         Warrants

From time to time, the Company may issue compensation options, compensation warrants and or warrants (collectively the “Warrants”) in connection with a finance offering as an incentive to participate in such offerings.  The fair value of any Warrants issued is recorded as additional paid-in capital.  The fair value of the Warrants is determined using the Black-Scholes option pricing model.

Activity with respect to all Warrants is presented below for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $
Outstanding at the beginning of year	8,717,363	5.44	5,599,716	7.91	5,599,716	7.91
Granted	--	--	3,117,647	1.00	--	--
Expired	5,599,716	7.91	--	--	--	--
Outstanding at the end of year	3,117,647	1.00	8,717,363	5.44	5,599,716	7.91
Exercisable at the end of year	3,117,647	1.00	5,599,716	7.91	5,599,716	7.91

The weighted average remaining life and exercise price as of December 31, 2011 is summarized below:

Warrants	Outstanding Warrants #	Weighted Average Remaining Life (Months)	Exercisable Warrants #	Weighted Average Exercise Price $
Stock Purchase Warrants	3,117,647	45.5	3,117,647	1.00
	3,117,647	45.5	3,117,647	1.00

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

FS 15

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

11.         Stock Options

The Company’s 1998 stock incentive plan (1998 Plan)
Under the terms of the 1998 Plan, as amended, 12,000,000 common shares were reserved for issuance on exercise of options granted under the 1998 Plan.  The 1998 Plan terminated on December 4, 2008 and as such, there are no further options to be granted under the 1998 Plan.  However, as at December 31, 2011, there are 1,800,000 options that were granted prior to December 4, 2008 currently outstanding and able to be exercised.

The Company’s 2008 stock incentive plan (2008 Plan)
Under the terms of the 2008 Plan, 12,000,000 common shares have been reserved for issuance on exercise of options granted under the 2008 Plan.  As at December 31, 2011, there are 9,210,000 options to issue common stock remaining for grant under the 2008 Plan.  The Board of Directors of the Company may amend or modify the 2008 Plan at any time, subject to any required stockholder approval.  The 2008 Plan will terminate on the earliest of: (i) May 30, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; or, (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

Stock-based compensation
The Company recognizes compensation cost for stock-based compensation arrangements with employees, non-employee consultants and non-employee directors based on their fair value using the Black-Scholes option-pricing model, such cost to be expensed over the respective vesting periods.

The following table summarizes the classification of stock-based compensation:
	Year ended Dec 31, 2011 $	Year ended Dec 31, 2010 $	Year ended Dec 31, 2009 $	Period from Inception, Aug 21, 2002 to Dec 31, 2011 $

Stock-based compensation
Consolidated Statements of Operations
General and administrative	662,232	700,433	778,845	4,794,360
Consulting fees	(2,254)	17,196	139,840	3,413,834
	659,978	717,629	918,685	8,208,194
Consolidated Balance Sheets
Property and equipment	234,568	252,335	662,420	5,644,572
	894,546	969,964	1,581,105	13,852,766

At December 31, 2011, the total compensation cost related to non-vested awards not yet recognized was $64,723 (December 31, 2010 – $318,647 and December 31, 2009 - $382,483) which will be recognized over a weighted-average period of twenty-one months.  During the years ended December 31, 2011, 2010 and 2009, no options were exercised.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Year ended Dec 31, 2011	Year ended Dec 31, 2010	Year ended Dec 31, 2009

Fair value of stock options granted (per option)	$0.54	$0.90	$0.66
Risk-free interest rate	3.1%	2.6%	1.5%
Volatility	119.8%	129.7%	115.0%
Expected life	9.7 years	8.4 years	3.3 years
Dividend yield	0%	0%	0%

FS 16

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

11.         Stock Options (continued)

Stock option table
Activity with respect to all stock options is presented below for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $

Outstanding at beginning of year	4,550,000	2.72	4,440,000	3.48	5,325,000	3.69
Granted	1,280,000	1.04	1,280,000	1.58	280,000	1.15
Exercised	--	--	--	--	--	--
Expired	(1,240,000)	1.70	(1,060,000)	5.03	(1,060,000)	4.03
Forfeitures and cancellations	--	--	(110,000)	1.72	(105,000)	2.67
Outstanding at end of year	4,590,000	2.53	4,550,000	2.72	4,440,000	3.49

Outstanding aggregate intrinsic value	$--		$25,000		$711,700

Exercisable at end of year	3,823,501	2.80	3,252,500	3.04	3,487,500	3.99

Exercisable aggregate intrinsic value	$--		$--		$240,325

The weighted average remaining life by exercise price as of December 31, 2011 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Remaining Life Months	Exercisable Shares #	Weighted Average Exercise Price $
0.01 - 0.99	774,800	95.4	591,467	0.67
1.00 - 1.99	1,369,000	91.5	785,834	1.34
2.00 - 2.99	323,800	100.9	323,800	2.25
3.00 - 4.99	1,672,400	57.4	1,672,400	3.67
5.00 - 5.99	400,000	25.9	400,000	5.07
6.00 - 6.99	50,000	36.0	50,000	6.81
	4,590,000	74.1	3,823,501	2.53

12.           Related Party Transactions
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

FS 17

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

12.         Related Party Transactions (continued)

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

	Year ended Dec 31, 2011		Year ended Dec 31, 2010		Year ended Dec 31, 2009		Period from Inception, Aug 21, 2002 to Dec 31, 2011
	$		$		$		$
Consolidated Statements of Operations
Consulting fees		267,650		209,179		262,500		1,182,996
Consolidated Balance Sheets
Property and equipment		192,966		141,532		87,500		1,671,664
		460,616		350,711		350,000		2,854,660

On January 27, 2011, 200,000 options were granted to the principal of RGB at an exercise price of $0.75 for 65,000 options, $1.12 for 65,000 options and $1.50 for 70,000 options which expire January 27, 2021 and 100,000 options vested on September 30, 2011 and 100,000 options vest on March 31, 2012.  No options were granted during the years ended 2010 and 2009 to the principal of RGB.  The compensation cost for stock-based compensation arrangements is outlined and recorded below:

Consolidated Balance Sheets
Property and equipment	34,166	--	--	34,166

At December 31, 2011, the Company owed RGB $47,019 (December 31, 2010 - $16,200) for services provided and expenses incurred on behalf of the Company.  These amounts bear no interest and have no set terms of repayment.

D.I. Investments Ltd. (DI)
DI is a corporate entity controlled by an officer of the Company.  DI charged consulting fees to the Company up to August 17, 2010 for management, financial and accounting services rendered.  Subsequent to August 17, 2010, the officer’s compensation is included in general and administrative expenses.  Consultancy fees paid to DI are as outlined and recorded below:

	Year ended Dec 31, 2011		Year ended Dec 31, 2010		Year ended Dec 31, 2009		Period from Inception, Aug 21, 2002 to Dec 31, 2011
	$		$		$		$
Consolidated Statements of Operations
Consulting fees		--		133,827		212,750		1,261,042

At December 31, 2011, the Company owed DI $nil (December 31, 2010 – $nil).

FS 18

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

13.         Per Share Amounts
The following table presents the reconciliation between basic and diluted income per share:

	Year ended Dec 31, 2011 $	Year ended Dec 31, 2010 $	Year ended Dec 31, 2009 $

Net loss available to common stockholders	(12,607,841)	(18,788,624)	(6,178,247)

Weighted average number of common stock outstanding:
Basic	83,178,224	74,878,761	68,107,126
Impact of securities convertible into common stock	2,603	658,423	19,014
Diluted	83,180,827	75,537,184	68,126,140

Per share amounts
Basic and diluted	(0.15)	(0.25)	(0.09)

Securities excluded from denominator as anti-dilutive:
Stock options	4,440,000	4,020,000	4,160,000
Warrants	3,117,647	4,966,200	4,966,200
Compensation options	--	535,944	535,944
Compensation option warrants	--	97,572	97,572
	7,557,647	9,619,716	9,759,716

14.         Income Taxes

Income tax expense
The Company or its subsidiaries operate in the United States, Canada, Barbados and India and the Company is subject to taxation in each of these jurisdictions.  The income tax expense (benefit) reported differs from the amount computed by applying the United States statutory rate to income (loss) before income taxes for the following items:

	Year ended Dec 31, 2011		Year ended Dec 31, 2010		Year ended Dec 31, 2009		Period from Inception, Aug 21, 2002 to Dec 31, 2011
	$		$		$		$

Net loss before tax		(12,566,182)		(18,682,124)		(4,424,246)		(56,944,729)
US statutory tax rate		34.0%		34.0%		35.0%
Expected income tax benefit		(4,272,502)		(6,351,922)		(1,548,486)		(19,619,155)
Excess of US statutory tax rate over foreign tax rate		2,635,299		4,834,656		244,407		11,622,095
Non-deductible expenditures		233,786		577,343		496,471		3,536,297
Expiry of capital losses		--		--		--		2,061,731
Expiry of non-capital losses		--		--		--		2,175,950
Acquisition and utilization of losses		--		--		--		(4,467,769)
Tax rate differential		2,863		368,262		150,479		55,772
Other		6,619		10,203		(11,346)		236,111
		(1,393,935)		(561,458)		(668,475)		(4,398,968)
Valuation allowance		1,435,594		667,958		668,475		4,547,127
Total income tax expense		41,659		106,500		--		148,159

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits.  There are no unrecognized tax benefits that if recognized would affect the tax rate.  The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, state jurisdictions and other foreign jurisdictions.

The Company is no longer subject to US federal or non-US income tax examinations for years before 2007.  There are no income tax examinations currently in process.

FS 19

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

14.         Income Taxes (continued)

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

	Year ended Dec 31, 2011 $	Year ended Dec 31, 2010 $

Difference between tax base and reported amounts of property and equipment	664,441	465,118
Non-capital loss carry forwards	3,840,215	2,585,415
	4,504,656	3,050,533
Valuation allowance	(4,547,127)	(3,111,533)
Deferred income tax asset/(liability)	(42,471)	(61,000)

To date, the Company has incurred operating losses since inception.  This general pattern does not allow the Company to project sufficient sources of future taxable income to offset our net deferred tax assets.  Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not” criteria, and as a result, a valuation allowance has been recorded to off-set the net deferred tax asset at December 31, 2011.

Loss carry forwards
At December 31, 2011, the Company has non-capital loss carry forwards to reduce taxable income for income tax purposes in the various jurisdictions as outlined below which have not been reflected in these consolidated financial statements:

Tax Jurisdiction	Amount $	Expiry Dates Commence (year)
United States	10,316,000	2023
Canada	401,000	2026
Barbados	5,031,000	2013
Israel	427,000	--
	16,175,000

At December 31, 2011, there are no capital losses to carry forward.

15.         Segmented Information

The majority of the Company’s oil and natural gas exploration activities is conducted in India and Israel.  All of the oil and gas sales are generated from India and are sold within Indian markets.  Management of the Company considers the operations of the Company as on a country-by-country basis.  The following information relates to the Company’s geographic areas of operation.

	December 31, 2011 $	December 31, 2010 $

Property and equipment, net
India	36,965,510	39,693,301
Israel	5,388,030	1,459,476
Colombia and Canada	226,565	222,903
	42,580,105	41,375,680

FS 20

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

16.         Commitments

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

The Company has completed the minimum work programs on the Tarapur, Mehsana, Ankleshwar and Sanand-Miroli blocks for all the phases.  Accordingly, all financial commitments have been met under the terms of the PSCs.

The following table sets forth the end dates to perform minimum work programs pursuant to current production sharing contracts:

End dates of
	Phase I (1) (2)	Phase II	Phase III
KG Onshore (3)	February 15, 2012	February 15, 2015	N/A
DS 03 (4)	September 3, 2010	September 3, 2011	September 3, 2013
DS 04	June 6, 2012	June 6, 2015	N/A
RJ 20 (5)	January 20, 2012	January 20, 2015	N/A
RJ 21 (6)	January 20, 2012	January 20, 2015	N/A

(1)	All exploration properties are currently in Phase I.

(2)
Government of India policies provide an option for a six-month extension without penalty to complete the minimum work program commitments. The Company must file an application for the six-month extension, and if approved by the Government of India, the end date for Phase II remains unchanged.

(3)
The end date of Phase I for this block expired on February 15, 2012. The Company applied for a six month extension, which has been approved and accordingly Phase I now expires on August 15, 2012. The Company also experienced delays in obtaining certain pre-requisite permits from local government authorities. Such delays are considered excusable under the Government of India policy, and the Company has applied for an extension equivalent to the time of the delay. If approved, the expiration date for Phase I would be December 10, 2014. The Company anticipates this application will be approved.

(4)
The Company experienced delays in obtaining clearance from various departments of the Government of India which was required to conduct an aeromagnetic survey over the block.  Such delays are considered excusable under the Government of India policy, and as a result the Company has applied for an extension equivalent to the time of the delay. If approved, the end date for Phase I, II and III would be November 30, 2012, 2013 and 2015, respectively. The Company anticipates this application will be approved.

(5)	The end date of Phase I for this block expired on January 20, 2012. The Company applied for a six month extension, which has been approved and accordingly Phase I now expires on July 20, 2012.

(6)
The end date of Phase I for this block expired on January 20, 2012. The Company has not applied for the six month extension. The joint venture partners have advised they do not intend to complete the minimum work program and to relinquish their interests in the block. The Company however intends to complete its share of the minimum work program and is pursuing possible arrangements with the Government of India whereby the Company can continue exploration in the property. Such relinquishments by the joint venture partners, the determination of any ensuing penalties, and any arrangement under which the Company would be permitted to continue exploration in the absence of its joint venture partners is subject to approval by the Government of India.

As described in Note 2, the Company's existing cash balance at December 31, 2011 and the anticipated cash flow from operating activities are not sufficient to satisfy its current obligations and to meet its exploration commitments over the twelve months ending December 31, 2012 and the three years ending December 31, 2014. The Company is considering various alternatives to remedy any future shortfall in capital. The Company deems it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of the Company’s oil and gas interests or participation arrangements in those interests.  There can be no assurance that these capital resources will be available and if they are not, the Company may be forced to substantially curtail or cease exploration and development expenditures.

FS 21

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

16.         Commitments (continued)

The anticipated payments due under these agreements in effect are as follows:

	Operating Leases	Production Sharing Contracts relating to India	Licenses relating to Israel
	$	$	$
2012	241,000	13,928,000	2,923,000
2013	16,000	12,739,000	--
2014	--	10,247,000	--
2015 and thereafter	--	--	--
	257,000	36,914,000	2,923,000

In June 2010, the Operator of the KG Onshore Block approved an increase of the Company’s participating interest from 10% to 20%, subject to Government of India approval.  Upon Government of India approval, the Company’s commitments would increase by $4.9 million in 2012, $7.6 million in 2013 and $10.2 million in 2014.  To date, the approval has not been granted.

The Company has office lease commitments in Calgary, Alberta, Canada and Herzliya, Israel which expire January 2013 and July 2012, respectively.

17.         Contingencies

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

FS 22

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

17.         Contingencies (continued)

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

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).   Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011 and fiscal year April 1, 2011 to March 31, 2012, total costs projected for the period April 1, 2010 to December 31, 2011 were $1.183 billion (10% being $118.33 million).  Therefore, management estimates that the amount of GSPC’s claim as of December 31, 2011 to be approximately $263.03 million plus interest, if any, of which 50% is for the account of Roy Group (Mauritius) Inc.  The Company disputes this assertion of GSPC.  The Company believes that the likelihood of an unfavourable outcome of this dispute is remote and accordingly, as at December 31, 2011, no amount has been accrued in the consolidated financial statements.  However, the fact of the dispute has been disclosed.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by the Company to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting the Company’s management has again met with senior management of GSPC to continue its effort to reach an amicable resolution.  However, no settlement agreement has been reached as of March 29, 2012 and there can be no assurance that this matter will be settled amicably.

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

18.         Subsequent Events

a)  ILDE Transaction
On November 21, 2011, the Company completed a private placement transaction with The Israel Land Development Company – Energy Ltd. (“ILDE”) and entered into certain other agreements in connection therewith (the “ILDE Transaction”).

In connection with the ILDE Transaction, The Company and ILDE entered into a Securities Purchase and Exchange Agreement, pursuant to which the Company has agreed, upon receiving stockholder approval to (a) issue ILDE 32,740,479 shares of Common Stock of the Company and 16,466,639 Warrants to purchase shares of the Company’s Common Stock at $0.30 in exchange for 28,402,262 ordinary shares of ILDE and (b) grant ILDE the right, exercisable in whole or in part through July 31, 2012 to purchase 16,466,639 Units, each Unit consisting of one share of the Company’s Common Stock at $0.24 and one Warrant to purchase shares of the Company’s Common Stock at $0.30.

On February 10, 2012, the Company received stockholder approval to the ILDE Transaction and it is expected to close on or before March 29, 2012.  The Company agreed to issue 1,975,996 additional Warrants to purchase Common Stock to the placement agent.  Moreover, under the Securities Purchase and Exchange Agreement, ILDE is entitled to up to a 50% participation right in the total of any issuances during the period from November 21, 2011 to May 1, 2012.

b)  Private Placement
On March 2, 2012, the Company completed a private placement offering and issued 2,500,000 Units at a price of $0.25 per Unit for gross proceeds of $625,000.  Each Unit consists of one share of the Company’s Common Stock and one Warrant to purchase one additional share of Common Stock of the Company at an exercise price of $0.32 until March 2, 2014.

FS 23

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

19.         Supplemental Disclosure of Cash Flow Information
Changes in non-cash working capital were as follows:

	Year ended Dec 31, 2011		Year ended Dec 31, 2010		Year ended Dec 31, 2009
	$		$		$
(Increase) decrease in non-cash working capital
Accounts receivable		(17,297,973)		(2,253,149)		165,611
Prepaids and deposits		(174,896)		(225,086)		68,741
Accounts payable		65,522,487		(1,899,551)		3,886,099
Accrued liabilities		(1,127,268)		485,890		(3,133,977)
Due to related companies		38,775		(95,999)		90,638
Net change in non-cash working capital		46,961,125		(3,987,895)		1,077,112
Relating to:
Operating activities		327,024		(711,636)		714,647
Investing activities		46,634,101		(3,276,259)		362,465
		46,961,125		(3,987,895)		1,077,112

20.           Supplemental Disclosure of Joint Venture Working Capital

The Company, through it’s wholly-owned subsidiary as Operator of the Myra and Sara licenses, controls the current assets and current liabilities held on behalf of the Myra and Sara joint venture until those assets are expended or liabilities settled through the exploration activities in the licenses.  The following table outlines the presentation of amounts included in these consolidated financial statements.  The assets are committed to exploration activities in the Myra and Sara licenses and not available to the Company for use in general operations or other exploration activities.
	December 31, 2011	December 31, 2010
	$	$
Cash and cash equivalents	8,964,000	--
Accounts receivable	15,607,000
Restricted deposits	39,644,000	--
Prepaid expenses and deposits	265,000	--
Accounts payable	64,480,000	--

21.           Supplementary Oil and Gas Information (Unaudited)

This supplementary oil and natural gas information is provided in accordance with the United States Financial Accounting Standards Board (“FASB”) Topic 932 – “Extractive Activities – Oil and Gas”.

Net Proved Oil and Natural Gas Reserves
The Company retains qualified independent reserves evaluators to evaluate the Company’s proved oil and natural gas reserves.

For the years ended December 31, 2011, 2010 and 2009 the reports by Chapman Petroleum Engineering Ltd. (“Chapman”) covered 100% of the Company’s oil and natural gas reserves.

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

FS 24

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

21.           Supplementary Oil and Gas Information (Unaudited) (continued)

Estimates of oil and natural gas reserves are subject to uncertainty and will change as additional information regarding producing fields and technology becomes available and as future economic and operating conditions change.

The following table summarizes the Company’s proved developed and undeveloped oil and natural gas reserves within India, net of royalties, as at December 31, 2011, 2010 and 2009:

Oil (MBbls)	2011	2010	2009
Proved reserves as at January 1	55	118	--
Extensions and discoveries	--	--	131
Technical revisions	201	(52)	--
Production	(5)	(11)	(13)
Proved Reserves as at December 31	251	55	118

Proved - developed:
Producing	23	55	100
Non producing	--	--	18
Proved - undeveloped	228	--	--
Reserves, as at December 31	251	55	118

Natural Gas (MMcf)	2011	2010	2009
Proved reserves as at January 1	155	89	--
Extensions and discoveries	--	--	105
Technical revisions	54	88	--
Production	(12)	(22)	(16)
Proved Reserves as at December 31	197	155	89

Proved - developed:
Producing	59	155	89
Non producing	--	--	--
Proved - undeveloped	138	--	--
Reserves, as at December 31	197	155	89

Capitalized Costs Related to Oil and Natural Gas Properties
	$2011	$2010
Proved properties	30,348,218	17,702,000
Unproved properties	43,540,400	47,715,032
	73,888,618	65,417,032

Less: Accumulated impairment	30,757,015	23,887,015
Less: Accumulated depletion	1,394,200	1,060,700
Net capitalized costs	41,737,403	40,469,317

FS 25

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

21.           Supplementary Oil and Gas Information (Unaudited) (continued)

Cost Incurred in Oil and Natural Gas Activities
	$2011	$2010	$2009
Development
India	4,528,855	7,618,315	4,313,000
Exploration
India	--	--	7,708,252
Israel	3,912,782	1,459,476	--
Colombia	29,949	135,282	--
Costs incurred	8,471,586	9,213,073	12,021,252

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

Future net revenues, development, production and restoration costs have been based upon the estimates referred to above. The following tables summarize the Company’s future net cash flows relating to proved oil and natural gas reserves based on the standardized measure as prescribed in FASB Topic 932 – “Extractive Activities – Oil and Gas”:

	$2011	$2010	$2009
Future cash inflows	25,869,000	5,208,000	11,567,000
Future operating costs	(4,561,000)	(1,513,000)	(2,637,000)
Future development and asset retirement obligations	(6,272,000)	(84,000)	(84,000)
Future income taxes	--	--	(110,000)

Future net cash flows	15,036,000	3,611,000	8,736,000
10% annual discount for timing of future cash flows	(6,741,000)	(755,000)	(2,932,000)
Standardized measure of future net cash flows	8,295,000	2,856,000	5,804,000

FS 26

FS Index

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Consolidated Financial Statements
December 31, 2011

22.         Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information for 2011 and 2010:

	For the three months ended
	March 31		June 30		September 30		December 31
	$		$		$		$
2011
Oil and gas sales		142,912		108,114		195,300		113,225

Interest income		10,414		9,788		7,528		5,239

Net loss		(1,481,417)		(1,649,683)		(1,255,464)		(8,221,277)

Net loss per share – basic and diluted		(0.02)		(0.02)		(0.02)		(0.10)
2010
Oil and gas sales		191,217		234,672		220,435		144,018

Interest income		18,355		11,302		9,958		12,992

Net loss		(1,028,044)		(1,084,673)		(1,167,928)		(15,480,971)

Net loss per share – basic and diluted		(0.01)		(0.01)		(0.02)		(0.21)

FS 27

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

Signature	Title	Date
/s/ Paul B. Miller Paul B. Miller	Director, President and Chief Executive Officer	March 28, 2012

/s/ Sunil Karkera Sunil Karkera	Chief Financial Officer “Chief Accounting Officer”	March 28, 2012

/s/ Michael J. Hudson Michael J. Hudson	Director	March 28, 2012

/s/ David D. Conklin David D Conklin	Director (and Chairman of the Board)	March 28, 2012

/s/ Anoop Poddar Anoop Poddar	Director	March 28, 2012

/s/ Ohad Marani Ohad Marani	Director	March 28, 2012