Form 10-Q
period 2012-03-31
GEOGLOBAL RESOURCES INC.
filed 2012-05-11
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012;
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite #200, 625 – 4 Avenue SW, Calgary, Alberta, Canada	T2P 0K2
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+1 403-777-9250

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑

The number of shares outstanding of the registrant’s common stock as of May 11, 2012 was 134,490,051

TOC

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3

	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and March 31, 2011 and for the period from inception on August 21, 2002 to March 31, 2012	4

	Unaudited Consolidated Statements of Stockholders' Equity as at March 31, 2012 and March 31, 2011 and for the period from inception on August 21, 2002 to March 31, 2012	5

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and for the period from inception on August 21, 2002 to March 31, 2012	6

	Notes to the Unaudited Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.	Controls and Procedures	25

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	26

ITEM 2	Unregistered Sales of Equity Securities and use of Proceeds	28

ITEM 6.	Exhibits	30

TOC

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED BALANCE SHEETS
	March 31, 2012	December 31, 2011

Assets
Current
Cash and cash equivalents (note 17)	5,156,896	10,480,734
Accounts receivable (note 17)	19,702,943	19,615,153
Restricted deposits (notes 4 and 17)	39,773,000	40,378,075
Available for sale investment (note 5)	5,117,233	--
Prepaid expenses and deposits (note 17)	487,731	573,300
	70,237,803	71,047,262

Restricted deposits (notes 4 and 17)	641,000	--
Equity method investment (note 7)	1,467,046	1,340,262
Property and equipment (notes 6 and 10)	43,592,915	42,580,105

	115,938,764	114,967,629

Liabilities
Current
Accounts payable (note 17)	68,823,343	72,356,548
Accrued liabilities	301,602	555,236
Due to related companies (note 11)	20,405	66,330
	69,145,350	72,978,114

Deferred income taxes	45,340	42,471
Asset retirement obligation	739,235	724,241
	69,929,925	73,744,826
Stockholders' Equity
Capital stock (notes 8, 9 and 10)
Authorized
250,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
134,490,051 common shares (December 31, 2011 – 99,213,572)	119,898	84,622
Additional paid-in capital	106,923,662	101,305,069
Deficit accumulated during the development stage	(61,034,721)	(60,166,888)
	46,008,839	41,222,803

	115,938,764	114,967,629
See Going Concern (note 2), Commitments (note 14), and Contingencies (note 15) The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three months ended Mar 31, 2012	Three months ended Mar 31, 2011	Period from Inception, August 21, 2002 to Mar 31, 2012

Revenue and other income
Oil and gas sales	121,742	142,912	2,133,557
Interest income	3,934	10,414	5,950,637
Gain on sale of equipment	--	--	42,228
	125,676	153,326	8,126,422

Expenses
Operating	37,347	33,846	447,863
General and administrative	450,193	1,079,687	17,887,652
Consulting fees (note 11)	225,924	195,164	8,403,711
Professional fees	173,210	191,268	6,134,026
Depletion and depreciation (note 6)	110,555	93,841	1,985,937
Accretion	14,994	14,065	197,313
Foreign exchange (gain)/loss	(26,639)	7,675	117,542
Impairment of oil and gas properties	--	--	30,757,015
	985,584	1,615,546	65,931,059

Net loss before tax	(859,908)	(1,462,220)	(57,804,637)

Current income tax expense	(5,056)	(19,197)	(110,744)
Deferred income tax expense	(2,869)	--	(45,340)
Net loss and comprehensive loss	(867,833)	(1,481,417)	(57,960,721)

Warrant modification	--	--	(3,074,000)

Net loss and comprehensive loss attributable to common stockholders	(867,833)	(1,481,417)	(61,034,721)

Basic and diluted net loss per share (note 12)	(0.01)	(0.02)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders’ Equity $
For the period from inception August 21, 2002 to December 31, 2009
Common stock issued	58,150,068	58,214	76,660,911	--	76,719,125
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Share issuance cost	--	--	(4,778,844)	--	(4,778,844)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	3,074,000	(3,074,000)	--
2005 Compensation Option & Warrant modification	--	--	504,000	--	504,000
Stock-based compensation	--	--	11,988,255	--	11,988,255
Net loss	--	--	--	(25,696,423)	(25,696,423)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	(28,770,423)	59,441,569

Common stock issued	9,941,177	9,941	8,440,059	--	8,450,000
Share issuance costs	--	--	(463,804)	--	(463,804)
Stock-based compensation	--	--	969,964	--	969,964
Net loss	--	--	--	(18,788,624)	(18,788,624)
Balance as at December 31, 2010	82,746,933	68,155	97,099,997	(47,559,047)	49,609,105

Common stock issued	16,466,639	16,467	3,935,526	--	3,951,993
Share issuance costs	--	--	(625,000)	--	(625,000)
Stock-based compensation	--	--	894,546	--	894,546
Net loss	--	--	--	(12,607,841)	(12,607,841)
Balance as at December, 2011	99,213,572	84,622	101,305,069	(60,166,888)	41,222,803

Common stock issued (note 8)	35,276,479	35,276	5,896,361	--	5,931,637
Share issuance costs (note 8)	--	--	(322,956)	--	(322,956)
Stock-based compensation (note 10)	--	--	45,188	--	45,188
Net loss	--	--	--	(867,833)	(867,833)
Balance as at March 31, 2012	134,490,051	119,898	106,923,662	(61,034,721)	46,008,839

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GEOGLOBAL RESOURCES INC. (a development stage enterprise) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended Mar 31, 2012	Three months ended Mar 31, 2011	Period from Inception, August 21, 2002 to Mar 31, 2012
Cash flows provided by (used in) operating activities:
Net loss	(867,833)	(1,481,417)	(57,960,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	14,994	14,065	197,313
Asset impairment	--	--	30,757,015
Depletion and depreciation	110,555	93,841	1,985,937
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 10)	36,657	247,954	8,244,851
Compensation option and warrant modification	--	--	504,000
Deferred income taxes	2,869	--	45,340
Changes in non-cash working capital (note 16)	(345,479)	(603,983)	20,482
	(1,048,237)	(1,729,540)	(16,248,011)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(1,105,439)	(491,615)	(67,404,336)
Other property and equipment additions	(9,395)	(1,613)	(1,607,079)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits (note 4)	(35,925)	(1,327,500)	(41,584,000)
Investment in equity investee	(126,784)	(210,000)	(1,467,046)
Changes in non-cash working capital (note 16)	(3,489,506)	242,119	48,918,430
	(4,767,049)	(1,788,609)	(60,026,565)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock and warrant (note 8)	625,988	--	88,640,146
Share issuance costs	(134,540)	--	(5,296,732)
Changes in non-cash working capital (note 16)	--	--	(1,911,942)
	491,448	--	81,431,472
Net increase (decrease) in cash and cash equivalents	(5,323,838)	(3,518,149)	5,156,896

Cash and cash equivalents, beginning of the period	10,480,734	7,751,105	--

Cash and cash equivalents, end of the period	5,156,896	4,232,956	5,156,896

Cash and cash equivalents
Current bank accounts	2,068,896	1,620,630	2,068,896
Short term deposits	3,088,000	2,612,326	3,088,000
	5,156,896	4,232,956	5,156,896

Cash taxes paid during the period	21,367	26,352

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TOC

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2012

1.           Organization and Nature of Operations

The Company is engaged in the pursuit of oil and natural gas through exploration and development in India, Israel and Colombia.  The Company is a Delaware corporation with common stock listed and traded on the NYSE Amex Exchange under the symbol GGR.

As of March 31, 2012, the Company has not achieved its planned principal operations from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required by this status is that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principal operations.

2.           Going Concern

The Company has not achieved its planned principal operations and is considered to be in the development stage.  The Company’s exploration activities and overhead expenses are financed by way of equity issuance and to-date, oil and gas sales are incidental to the exploration process.

The Company’s financial statements as at and for the period ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  During the three months ended March 31, 2012, the Company incurred a net loss of approximately $0.9 million, used approximately $1.0 million of cash flow in its operating activities, used approximately $4.8 million in its investing activities and had an accumulated deficit of approximately $61.0 million. These matters raise doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company must make an assessment of its ability to fulfill current liabilities and to meet future exploration requirements in the normal course of business.  The assessment requires estimates regarding future uncommitted financing, future costs of exploration programs, timing of activities, future oil and gas prices, amongst other things.  Should those estimates be materially incorrect, the Company’s ability to continue as a going concern would be impaired and these unaudited consolidated financial statements could require material adjustments to the value of assets and liabilities.  These unaudited consolidated financial statements do not reflect any such adjustments or reclassifications.

The Company’s cash balance at March 31, 2012 and anticipated cash flow from operating activities are not sufficient to satisfy its current liabilities and meet its exploration commitments of $19.2 million and $38.5 million, over the twelve months ending March 31, 2013 and the three years ending March 31, 2015, respectively.  As at March 31, 2012 the Company has $5.2 million of cash and cash equivalents, of which $4.3 million is committed to carry out the exploration activities of the Myra and Sara joint venture – see note 17. To meet these obligations, it will be necessary to raise capital through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.   If these activities are unsuccessful, the Company may be forced to substantially curtail or cease exploration, appraisal and development expenditures and possibly curtail other of our activities.

3.           Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have not been audited and are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these unaudited consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at March 3, 2012 and December 31, 2011, the results of operations for the three months ended March 31, 2012 and 2011 and for the period from inception of August 21, 2002 to March 31, 2012 and cash flows for the three months ended March 31, 2012 and 2011 and for the period from inception of August 21, 2002 to March 31, 2012.

TOC

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2012

Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Significant estimates with regard to the unaudited consolidated financial statements include going concern assumptions, the impairment assessment of oil and natural gas properties, the estimated cost and timing related to asset retirement obligations, fair value of non-monetary transactions, stock-based compensation and contingencies.

4.           Restricted Deposits

The Company, on behalf of the Myra and Sara Joint Venture has provided letters of credit for $54,350,000 regarding the mobilization of the rig and rig rental, which is secured by a restricted term deposit from the Company of $39,222,000 (December 31, 2011 - $39,110,000).  The balance amount in the letter of credit of $15,240,000 (December 31, 2011 - $15,128,000) is secured by a restricted term deposit pledged from a partner in the Myra and Sara Joint Venture which is included in the Company’s consolidated accounts receivable. Subsequent to the quarter end, the letter of credit for $16,000,000 has been cancelled and the restriction on the term deposit has been released.

Pursuant to Israeli Customs Authorities, the Company, on behalf of the Myra and Sara Joint Venture, is required to post bank guarantees which represents an 8% to 12% Israeli Custom Duty required to release all imports of oil and gas equipment and supplies from Customs. These bank guarantees have been secured by term deposits of the Company. Once the Custom Authorities are provided the appropriate documentation, documenting that these goods and supplies are exempt from Custom Duties under the Israeli Petroleum law, these bank guarantees are refundable.  As of March 31, 2012 term deposits amounting to $1,192,000 (December 31, 2011 - $534,000) of which $551,000 is expected to be released on or before December 31, 2012 and $506,000 and $135,000 are expected to be released on April 15, 2013 and May 13, 2013, respectively.

TOC

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2012

The restricted term deposits securing these bank guarantees are as follows:

	March 31, 2012		December 31, 2011
	$		$
Exploration Blocks – India
Ankleshwar		--		734,075
Exploration Licenses - Israel
Myra and Sara		40,414,000		39,644,000
		40,414000		40,378,075
Less: current portion of restricted deposit		(39,773,000)		(40,378,075)
		641,000		--

The following term deposits are classified as current restricted deposits:

	March 31, 2012		December 31, 2011
	$		$
Exploration Blocks - India
Ankleshwar		--		734,075
Exploration Licenses – Israel
Myra and Sara		39,773,000		39,644,000
		39,773000		40,378,075

Export Development Canada (EDC) provided performance security guarantees on behalf of the Company against the bank guarantees provided to the Government of India for the period of April 1, 2011 to June 30, 2012.  The performance security guarantees provided by EDC on behalf of the Company against these bank guarantees are as follows (see note 15):

	March 31, 2012		December 31, 2011
	$		$
Exploration Blocks – India
DS 03		599,000		599,000
DS 04		728,000		728,000
KG Onshore		458,500		458,500
RJ 20		1,374,500		1,374,500
RJ 21		897,500		897,500
		4,057,500		4,057,500

5.         Available For Sale Investment

On March 29, 2012, after receiving stockholder approval, the Company completed a Securities Purchase and Exchange Agreement with The Israel Land Development Company – Energy Ltd. (the “ILDE Transaction”). The Company received 28,402,262 common shares of ILDE in exchange for issuance of certain securities in the Company - see note 8(b). Accordingly, the Company owns 3.05% of ILDE’s outstanding common stock, which are subject to a minimum six months lock-up restriction imposed by the Israeli Securities Law and Regulations.

TOC

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2012

6.           Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties.

	March 31, 2012		December 31, 2011
	$		$
Oil and natural gas properties (using the full-cost method)
Unproved properties		45,138,185		43,540,400
Proved properties		29,872,886		30,348,218
Total oil and natural gas properties		75,011,071		73,888,618
Building		889,609		889,609
Computer, office and other equipment		634,672		625,277
Total property and equipment		76,535,352		75,403,504
Accumulated impairment of oil and natural gas properties		(30,757,015)		(30,757,015)
Accumulated depletion		(1,493,500)		(1,394,200)
Accumulated depreciation		(691,922)		(672,184)
Total property and equipment, net		43,592,915		42,580,105

The Company has capitalized $74,310 for the three months ended March 31, 2012 (March 31, 2011 – $191,543) of general and administrative expenses directly related to exploration activities.  These amounts include $8,532 (March 31, 2011 – $98,496) of capitalized stock-based compensation expense and capitalized support equipment depreciation of $8,736 (March 31, 2011 - $9,961).

Impairment of Oil and Gas Properties
The Company performed a ceiling test calculation at March 31, 2012, to assess the ceiling limitation of its proved oil properties.  At March 31, 2012, the Company’s net capitalized costs of proved oil and natural gas properties did not exceed the ceiling limitation.

7.            Equity Method Investments

The Company through its subsidiary, own 40% ownership of Adira Geo Global Ltd. which holds a 30% participating interest in the Samuel license in Israel.  Adira Geo Global is designated operator of the Samuel license.  The Company’s ownership in Adira Geo Global is accounted for using the equity method.

8.           Capital Stock

a)	Private Placement

On March 2, 2012, the Company completed a private placement offering and issued 2,500,000 Units at a price of $0.25 per Unit for gross proceeds of $625,000.  Each Unit consists of one common stock and one warrant. The holder of each warrant is entitled to subscribe for and purchase one common stock of the Company at an exercise price of $0.32 per common stock, which may be exercised until March 2, 2014.The placement agent on this transaction was paid cash fees of $28,500 and the Company issued 36,000 common stock and 150,000 warrants.

The proceeds from the issuance of the Units have been allocated between the common stock and warrants based on their relative fair values. The fair value of the common stock of the Company was determined based on their market price of the stock the day private place offering closed. The fair value of the warrants was based on a Black-Scholes option-pricing model and the weighted average assumptions as at the date of the private placement offering closing as follows:

Risk-free interest rate	0.28%
Expected life	2 years
Expected volatility	136.7%
Expected dividend yield	0%

The resulting allocation of the fair value to the common stock and warrants (included as additional paid-in capital) is $354,953 and $213,754 respectively, which is net of $56,293 of related share issuance costs.

TOC

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2012

b)	ILDE Transaction

On March 29, 2012, after receipt of stockholder approval, the Company completed a Securities Purchase and Exchange Agreement with The Israel Land Development Company – Energy Ltd. (the “ILDE Transaction”). The Company received 28,402,262 common shares of ILDE in exchange for issuance of the following securities in the Company:

(i) issued to ILDE 32,740,479 shares of common stock of the Company and 16,466,639 warrants. Each warrant is entitled to subscribe for and purchase one common stock of the Company at an exercise price of $0.30 per common stock, which may be exercised for a period of 12 months commencing September 29, 2012 and expiring on September 29, 2013;

(ii) granted ILDE the right, exercisable in whole or in part through July 31, 2012, to subscribe for and purchase up to 16,466,639 Units at $0.24, with each Unit consisting of one common stock of the Company and one warrant. Each of these warrants is entitled to subscribe for and purchase one common stock of the Company at an exercise price of $0.30 per common stock; and

(iii) issued 987,998 warrants to ILDE at $0.001 per warrant to purchase up to 987,998 common stock of the Company at an exercise price of $ 0.375 per common stock.

The fair value of the ILDE Transaction as described above, which is based on the fair value of the ILDE’s common stock last traded at Tel Aviv Stock Exchange as of the ILDE Transaction date, is allocated between the common stock, warrants and right units based on their relative fair value. The fair value of the common stock is determined based on the market price of the common stock as at the date of the ILDE Transaction closed. The fair value of the warrants and the right units was based on a compounded option-pricing model and weighted average assumption as at the date of the ILDE Transaction closing as follows:

	Warrants	Right Units
Risk-free interest rate	0.26%	0.07%
Expected life	18 months	4 months
Expected volatility	105.4%	55.5%
Expected dividend yield	0%	0%

The Company issued the placement agent on the  ILDE Transaction 987,988 warrants to purchase up to 987,998 common stock of the Company at an exercise price of $ 0.375 per common stock. The fair value of these warrants was based on a Black-Scholes option-pricing model and weighted average assumption as at the date of the ILDE Transaction closing as follows:

Risk-free interest rate	1.01%
Expected life	5.5 years
Expected volatility	107.4%
Expected dividend yield	0%

The resulting allocation of the fair value to the common stock, warrants and right units (included as additional paid-in capital) is $3,241,516, $1,305,213 and $303,841 respectively, which is net of $266,663 of related share issuance costs.

9.           Warrants

From time to time, the Company may issue compensation options, compensation warrants, rights units and or warrants (collectively the “Warrants”) in connection with a finance offering as an incentive to participate in such offerings.  The fair value of any Warrants issued is recorded as additional paid-in capital.  The fair value of the Warrants is determined using the Black–Scholes option pricing model.

TOC

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2012

Activity with respect to all warrants is presented below for the periods as noted:

	March 31, 2012		December 31, 2011
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $
Outstanding warrants at the beginning of period	3,117,647	1.00	8,717,363	5.44
Granted	37,559,274	0.28	--	--
Expired	--	--	(5,599,716)	7.91
Outstanding at the end of period	40,676,921	0.33	3,117,647	1.00
Exercisable at end of period	22,234,286	0.36	3,117,647	1.00

The weighted average remaining life by exercise price as of March 31, 2012 is summarized below:

	Outstanding Warrants #	Weighted Average Remaining Life (Months)	Exercisable Warrants #	Weighted Average Exercise Price $
Stock Purchase Warrants	24,210,282	23.7	5,767,647	0.69
Rights Units	16,466,639	4.0	16,466,639	0.24
	40,676,921	15.7	22,234,286	0.36

10.         Stock Options

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

The following table summarizes stock-based compensation for employees, non-employee consultants and independent directors:
	Three months ended Mar 31, 2012		Three months ended Mar 31, 2011		Period from Inception August 21, 2002 to Mar 31, 2012
	$		$		$
Stock-based compensation
Unaudited Consolidated Statements of Operations
General and administrative		36,656		244,197		4,831,016
Consulting fees		--		3,757		3,413,834
		36,656		247,954		8,244,850
Unaudited Consolidated Balance Sheets
Property and equipment		8,532		98,496		5,653,104
		45,188		346,450		13,897,954

TOC

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2012

At March 31, 2012, the total compensation cost related to non-vested awards not yet recognized was $29,453 (December 31, 2011 – $64,723) which will be recognized over a weighted-average period of three years.  During the three months ended March 31, 2012 and 2011, no options were exercised.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended Mar 31, 2012	Three months ended Mar 31, 2011
Fair value of stock options granted (per option)	$0.18	$0.68
Risk-free interest rate	2.1%	3.4%
Volatility	106.6%	123.8%
Expected life	9.2 years	9.9 years
Dividend yield	0%	0%

Stock option table

Activity with respect to all stock options is presented below for the periods as noted:

	March 31, 2012		March 31, 2011
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $
Outstanding options at beginning of period	4,590,000	2.53	4,550,000	2.72
Granted	50,000	0.24	1,130,000	1.13
Expired	--	--	(50,000)	1.18
Outstanding at the end of the period	4,640,000	2.50	5,630,000	2.41

Outstanding aggregate intrinsic value	$--		$--

Exercisable at the end of the period	4,390,001	2.62	3,765,000	2.87

Exercisable aggregate intrinsic value	$--		$--

The weighted average remaining life by exercise price as of March 31, 2012 is summarized below:

Range of Exercise Prices $	Outstanding Shares #	Weighted Average Remaining Life Months	Exercisable Shares #	Weighted Average Exercise Price $
0.01 - 0.99	824,800	94.0	591,467	0.64
1.00 - 1.99	1,369,000	88.5	1,352,334	1.34
2.00 - 2.99	323,800	97.9	323,800	2.25
3.00 - 4.99	1,672,400	54.4	1,672,400	3.67
5.00 - 5.99	400,000	22.9	400,000	5.07
6.00 - 6.99	50,000	33.0	50,000	6.81
	4,640,000	71.6	4,390,001	2.50

TOC

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2012

11.         Related Party Transactions

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed by the related parties.

Roy Group (Mauritius) Inc.
In March 2003, the Company entered into a Participating Interest Agreement with Roy Group (Mauritius) Inc. (a corporate entity controlled by a principal stockholder of the Company), whereby the Company assigned and holds in trust for Roy Group (Mauritius) Inc. 50% of the benefits and obligations of the production sharing contract covering the KG Offshore Block leaving the Company with a net 5% participating interest in the KG Offshore Block.  The assignment of interest is subject to approval by the Government of India.

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

12.           Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended Mar 31, 2012		Three months ended Mar 31, 2011
	$		$
Net loss available to common stockholders		(867,833)		(1,481,417)

Weighted average number of common stock outstanding:
Basic		100,741,319		82,746,933
Impact of securities convertible into common stock		--		15,409
Diluted		100,741,319		82,762,342

Per share amounts
Basic and diluted		(0.01)		(0.02)

Securities excluded from denominator as anti-dilutive:
Stock options		4,640,000		5,380,000
Warrants		24,210,282		8,083,847
Rights Units		16,466,639		--
Compensation options		--		535,944
Compensation option warrants		--		97,572
		45,316,921		14,097,363

TOC

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2012

13.           Segmented Information

The majority of the Company’s oil and natural gas exploration activities is conducted in India.  All of the oil and gas sales are generated from India and are sold within Indian markets.  Management of the Company considers the operations of the Company on a country-by-country basis.  The following information relates to the Company’s geographic areas of operation.

	March 31, 2012		December 31, 2011
	$		$
Property and equipment, net
India		36,639,903		36,965,510
Israel		6,725,647		5,388,030
Colombia and Canada		227,365		226,565
		43,592,915		42,580,105

14.           Commitments

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

TOC

As described in Note 2, the Company's existing cash balance at March 31, 2012 and the anticipated cash flow from operating activities are not sufficient to satisfy its current obligations and to meet its exploration commitments over the twelve months ending March  31, 2013 and the three years ending March 31, 2015. The Company is considering various alternatives to remedy any future shortfall in capital. The Company deems it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of the Company’s oil and gas interests or participation arrangements in those interests.  There can be no assurance that these capital resources will be available and if they are not, the Company may be forced to substantially curtail or cease exploration and development expenditures.

The anticipated payments due under these agreements in effect are as follows:

	Operating Leases		Production Sharing Contracts relating to India		Licenses relating to Israel
	$		$		$
2012 (remainder)		172,000		13,536,000		1,996,000
2013		16,000		12,739,000		--
2014		--		10,247,000		--
2015 and thereafter		--		--		--
		188,000		36,522,000		1,996,000

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

15.           Contingencies

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

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).   Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011 and fiscal year April 1, 2011 to March 31, 2012, total costs projected for the period April 1, 2010 to March 31, 2012 were $1.349 billion (10% being $134.9 million).  Therefore, management estimates that the amount of GSPC’s claim as of March 31, 2012 to be approximately $279.6 million plus interest, if any, of which 50% is for the account of Roy Group (Mauritius) Inc.  The Company disputes this assertion of GSPC.  The Company believes that the likelihood of an unfavourable outcome of this dispute is remote and accordingly, as at March 31, 2012, no amount has been accrued in the consolidated financial statements.  However, the fact of the dispute has been disclosed.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by the Company to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting the Company’s management has again met with senior management of GSPC to continue its effort to reach an amicable resolution.  However, no settlement agreement has been reached as of May 11, 2012 and there can be no assurance that this matter will be settled amicably.

GeoGlobal Resources Inc.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2012

TOC

Export Development Canada
Export Development Canada (EDC) provided the performance security guarantees on behalf of the Company against the bank guarantees provided to the Government of India for the period of April 1, 2011 to June 30, 2012.  These bank guarantees are in the form of irrevocable letters of credit and are provided to the Government of India in the amount of 35% of the participant’s share of the minimum work program for a particular phase and serve as guarantees for the performance of such minimum work programs.

In consideration of EDC providing the performance security guarantees, the Company has agreed to fully indemnify EDC against all claims and demands made in respect of these performance security guarantees.

16.         Supplemental Disclosure of Cash Flow Information

Changes in non-cash working capital were as follows:

	Three months ended March 31, 2012		Three months ended March 31, 2011
	$		$
(Increase) decrease in non-cash working capital
Accounts receivable		(87,790)		1,184,672
Prepaid expenses and deposits		85,569		65,169
Accounts payable		(3,533,205)		(433,771)
Accrued liabilities		(253,634)		(1,187,192)
Due to related companies		(45,925)		9,258
Net change in non-cash working capital		(3,834,985)		(361,864)
Relating to:
Operating activities		(345,479)		(603,983)
Investing activities		(3,489,506)		242,119
		(3,834,985)		(361,864)

17.           Supplemental Disclosure of Joint Venture Working Capital

The Company, through its wholly-owned subsidiary, and as Operator of the Myra and Sara licenses, controls the current assets and current liabilities held on behalf of Myra and Sara joint venture until those assets are expended or liabilities settled through the exploration activities in the licenses. The following table outlines the presentation of amounts included in these unaudited consolidated financial statements. The assets are committed to exploration activities in the Myra and Sara licenses and not available to the Company for use in general operations or other exploration activities.

	March 31, 2012		December 31, 2011
	$		$
Cash and cash equivalents		4,289,000		8,964,000
Accounts receivable		16,456,000		15,607,000
Restricted deposits		40,414,000		39,644,000
Prepaid expenses and deposits		144,000		265,000
Accounts payable		61,303,000		64,480,000

TOC

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are engaged, through our subsidiaries, in the pursuit of oil and natural gas reserves through exploration and development in India, Israel and Columbia.  At March 31, 2012, we had not yet achieved our planned principal operations from our oil and gas exploration activities which commenced on August 29, 2003.  Accordingly, our activities are considered to be those of a “Development Stage Enterprise”.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the production sharing or other contracts we are a party to with respect to oil and natural gas exploration and development activities in India, Israel and Colombia and upon future profitable operations.  At present, our activities are being undertaken in four geological basins located offshore and onshore in India, one geological basin located offshore Israel and one geological basin located onshore in Colombia where reserves of oil or natural gas are believed by our management to exist.

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

The following management’s discussion and analysis of our financial condition and results of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report.  This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results and business plans discussed in the forward-looking statements.  Factors that may cause or contribute to such differences include those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 as well as those discussed elsewhere in this Quarterly Report.  For further information, refer to the Consolidated Financial Statements and related Notes and the Management's Discussion and Analysis thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

TOC

Results of Operations for the three ended March 31, 2012 and 2011
For the three months ended March 31, 2012, we incurred a net loss of $868,000 compared with a net loss of $1,481,000 for the three months ended March 31, 2011.  This decrease of $613,000 is mostly related to a decrease in our expenses of $630,000 offset by a decrease in our oil and gas revenues for the three months ended March 31, 2012 as compared to the same period of 2011.  Further details of the decrease in our net loss are outlined below.

	Three months ended March 31, 2012	Three months ended March 31, 2011
Oil Production (barrels)	1,567	1,274
Oil Sales (barrels)	907	1,128
Gas Sales (Mcf)	2,671	2,543
Oil Sales	$102,718	$120,505
Gas Sales	$19,024	$22,407
Average Oil Price per Barrel	$113.29	$106.79
Average Gas Price per Mcf	$7.12	$8.81
Operating Costs	$37,347	$33,846
Operating Costs per BOE	$18.15	$19.37
Depletion	$99,300	$83,000
Depletion per BOE	$48.27	$47.51

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

Oil and gas sales for the three months ended March 31, 2012 were $122,000 as compared to $143,000 for the three months ended March 31, 2011.  This decrease is mainly attributable to a decrease in the oil sales for the three months ended March 31, 2012 offset by an increase in the commodity price when compared to the same quarter for 2011.

Oil sales are currently based on the spot price based on discount to the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged. All our associated natural gas is sold to local markets at a firm contract price of $7.00 per Mcf adjusted for rebate/premium on account of calorific value.

Operating
Operating costs for the three months ended March 31, 2012 remained fairly constant at $37,000 or $18.15 per BOE compared to $34,000 or $19.37 per BOE for the three months ended March 31, 2011.  The operating costs include handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contain a fixed and variable portion.

General and Administrative
For the three months ended March 31, 2012, our general and administrative expenses decreased to $450,000 compared to $1,080,000 for the three months ended March 31, 2011.  These general and administrative expenses include costs related to the corporate head office including administrative salaries and services, directors’ fees, rent and office costs, insurance, bank guarantee fees, NYSE Amex listing and filing fees, investor relations services and transfer agent fees and services.  Contributing to the decrease of $630,000 in our general and administrative expenses was a decrease in the Directors’ and Special Committee fees by $65,000 along with a decrease in salaries and benefits of $123,000 mostly related to the payments of bonuses in 2011 paid to directors and employees that was not paid in 2012. Further contributing to the decrease was a decrease in stock-based compensation costs by $208,000 to $37,000 for the three months ended March 31, 2012 from $244,000 for the comparative three months in 2011.  These compensation costs are for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  Further, there was overhead recovery from our joint venture partners of $297,000 in the first three months of 2012 due to our operations in Israel that was not recovered in the first three months of 2011.

TOC

Consulting Fees
Consulting fees for the three months ended March 31, 2012 were $226,000, an increase of $31,000 from $195,000 when compared to the three months ended March 31, 2011.  Consulting fees include costs incurred in employing various technical and corporate consultants who advised us on a variety of matters.

This increase is mostly a result of an increase in fees paid to consultants to assist in our restructuring and financing efforts offset by a reduction in our engineering fees for the three months ended March 31, 2012 as compared to the same period in 2011.

Professional Fees
Professional fees for the three months ended March 31, 2012 decreased by $18,000 to $173,000 compared with $191,000 for the three months ended March 31, 2011.  Professional fees include general counsel, audit and review costs and tax advisors which all assist with compliance.

Depletion and depreciation
Depletion and depreciation increased to $111,000 during the three months ended March 31, 2012 from $94,000 during the three months ended March 31, 2011.  As a result of our production from the Tarapur 1 field we had depletion of $99,000 or $48.27 per BOE and depreciation of $12,000 for the three months ended March 31, 2012, as compared to depletion of $83,000 or $47.51 per BOE and depreciation of $11,000 for the same three months in 2011.  The increase in depletion is a result of a small increase in the oil production for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 and an increase in the amortization base as at March 31, 2012 as compared to March 31, 2011.

Other

We capitalized certain overhead costs directly related to our exploration activities.  During the three months ended March 31, 2012, we capitalized overhead costs totaling $74,000 as compared to $192,000 during the three months ended March 31, 2011. Included in the amounts above are stock-based compensation costs capitalized of $9,000 for the three months ended March 31, 2012 compared with $98,000 for the three months ended March 31, 2011.

The treatment of capitalized overhead costs remained consistent with the comparable quarter and includes costs relating to personnel, consultants, their travel and stock-based compensation directly associated with the advancement of our oil and gas interests.

Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee in April 2009 and the completion of an independent reserve report dated January 1, 2012 by Chapman Petroleum Engineering Ltd., we estimate reserves in the Tarapur 1 field as at December 31, 2011 as follows:

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. We must make an assessment of our ability to fulfill current liabilities and to meet future exploration requirements in the normal course of business.  This assessment requires estimates regarding future uncommitted financing, future costs of exploration programs, timing of activities, future oil and gas prices, amongst other things.  Should those estimates be materially incorrect, our ability to continue as a going concern would be impaired and our unaudited consolidated financial statements as at and for the three months ended March 31, 2012 could require material adjustments to the value of the assets and liabilities.  These unaudited consolidated financial statements do not reflect any such adjustments or reclassifications.

At March 31, 2012, our cash and cash equivalents were $5.2 million (December 31, 2011 - $10.5 million). The majority of this balance is being held in U.S. funds, of which $3.1 million is held in term deposits.  At March 31, 2012, we had current assets of $70.2 million and current liabilities of $69.1 million, or a working capital of $1.1 million.

Our existing cash balance at March 31, 2012 and our anticipated cash flow from operating activities are not sufficient to satisfy our current obligations and meet our exploration commitments of $19.2 million and $38.5 million over the twelve months ending March 31, 2013 and the three years ending March 31, 2015, respectively.  As at March 31, 2012, we have $5.2 million of cash and cash equivalents of which $4.3 million is committed to carry out the exploration activities of the Myra and Sara joint venture. To meet these obligations, we deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.  If these activities are unsuccessful, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures and possibly curtail other of our activities.

Because of the early stage of our operations and our lack of any material oil and natural gas reserves, there can be no assurance this capital will be available.  We believe that we will be able to raise additional capital which combined with our available cash resources will be sufficient to maintain our current level of activities through the next fiscal year.

We believe at this time that the outcome of the GSPC Carried Interest dispute, as further discussed below, will not have a material effect on our liquidity.

Three months ended March 31, 2012 and 2011

Overall cash and cash equivalents decreased by $5.3 million from $10.5 million at December 31, 2011 to $5.2 million at March 31, 2012.  The primary reason for the decrease in cash and cash equivalents can be attributed to the following activities:

Net cash used in operating activities during the three months ended March 31, 2012 was $1.0 million as compared to $1.7 million for the three months ended March 31, 2011.  The use of cash is mainly related to general and administrative costs, consulting and professional fees and operating costs, offset by oil and gas sales and interest earned on our short-term deposits.  The decrease in the cash used in operating activities is directly related to a decrease in our general and administrative costs during the three months ended March 31, 2012 as compared to the same period in 2011.

Net cash used in our investing activities during the three months ended March 31, 2012 was $4.8 million as compared to $1.8 million during the three months ended March 31, 2011.  This increase is a combination of oil and gas property additions of $1.1 million due mostly to our drilling program in Israel compared to $0.5 million in the comparable quarter, along with a substantial investment as a result of the reduction in the cash balance of the Myra and Sara Joint Venture.

Cash provided by financing activities for the three months ended March 31, 2012 $0.5 million as compared to $nil for 2011.  During the three months ended March 31, 2012 we completed a private placement offering and issued 2.5 million units at a price of $0.25 per unit for gross proceeds of $625,000 less share issuance costs of $135,000 incurred on the private placement offering and the ILDE transaction.

Capital Resources
We expect our exploration and development activities pursuant to our PSCs in India will continue through 2012 in accordance with the terms of those agreements.  During the year 2012 and up to March 31, 2013, based on the current budgets in India, we anticipate drilling five exploratory wells and two core wells; completion of the acquisition, processing and interpretation of our DS-04 2D seismic data; and completion of the acquisition, processing and interpretation of our KG Onshore 3D seismic data.  We further expect to tie-in additional oil wells in Tarapur along with the completion of the construction of a gas pipeline for the Tarapur G gas discovery and to continue with the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore Block in which we have a carried interest.  Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in.  If the Government of India approves the increase to our participating interest in the KG Onshore Block to 20%, our obligations to fund the 3D seismic acquisition and the exploratory drilling on the block will increase.

TOC

We expect our exploration activities pursuant to our licenses in Israel will continue through 2012 in accordance with the terms of those agreements.  During 2012, we expect to complete the drilling of two deepwater exploration wells, one in each of our Myra and Sara licenses.  In addition, we expect to complete the processing and interpretation of the recently acquired 43 square kilometers of ocean bottom cable 3D seismic data and commence drilling the first exploration well in our Samuel license.

In addition, we may during 2012 seek to participate in joint ventures bidding for the acquisition of oil and gas interests in Israel, India, Colombia and other countries.  As of May 11, 2012 we have not entered into any binding agreements with respect to such activities.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, although there are no present plans to do so, as opportunities arise we may seek to acquire minority participating interests in exploration blocks where PSCs or Licenses have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

As of May 11, 2012 the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that will be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.  We are unable to estimate the terms on which such capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements.

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at March 31, 2012 were not substantially different than at December 31, 2011.

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

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).  Further, based upon the budget for the fiscal year April 1, 2010 to March 31, 2011 and fiscal year April 1, 2011 to March 31, 2012, total costs projected for the period April 1, 2010 to March 31, 2012 were $1.349 billion (10% being $134.9 million).  Therefore, we estimate that the amount of GSPC’s claim as of March 31, 2012 to be approximately $279.6 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc. We believe that the likelihood of an unfavourable outcome of this dispute is remote and accordingly, as at March 31, 2012, no amount has been accrued in the consolidated financial statements. We dispute this assertion of GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by us to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting we have again met with senior management of GSPC to continue our effort to reach an amicable resolution.  However, no settlement agreement has been reached as of May 11, 2012 and there can be no assurance that this matter will be settled amicably.

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

TOC

We believe that the assumptions, judgments and estimates involved in the going concern assessment, fair value of non-monetary transactions, impairment assessment of oil and gas properties, asset retirement obligation and share-based payment arrangements have the greatest potential impact on our unaudited consolidated financial statements.  These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Our critical accounting policies and estimates are disclosed in Item 7 of our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2012, and have not changed materially since the filing of that document.

Recent Exploration Activities
Below is a summary description relating to certain material developments to our exploration activities.  For additional information and a more complete description of the PSCs to which we are a party, reference should be made to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q as well as our Current Reports on Form 8-K.

KG Offshore Block
During the three months ended March 31, 2012, the Field Development Plan (“FDP”) on the Deen Dayal West (“DDW”) gas condensate field continues to push forward. The FDP envisages a total of 11 new wells and the re-completion of the four existing wells at DDW.

Drilling commenced on September 12, 2011 with the Jack-up rig Deep Driller-1 (“DD-1”). The DD-1 has completed the drilling of the initial section of four development wells from the DDW Well Head Platform. The Nabors platform rig has now moved to the DDW Well Head Platform to complete the drilling of the four development wells as well as the seven remaining planned development wells. Currently, the Nabors platform rig is drilling the first of eleven wells, the DDE-D4 well.

The DD-1 rig is now drilling an appraisal well, the DDE-A2 to the planned measured depth of 5,705 meters within the Deen Dayal East fault block.

KG Onshore Block
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

Management anticipates the drilling of the first of three shallow wells will commence by the end of the third quarter 2012 and one deep high pressure high temperature well will commence drilling before the end of the fourth quarter of 2012 or early first quarter of 2013.

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

Ankleshwar Block
The Phase I Minimum Work commitments have been met on this block and the consortium elected not to proceed to Phase II but rather develop the existing discoveries.  The consortium elected to retain a 172 square kilometer area around the two discoveries ANK-21 and ANK-40S.  A field development plan for the ANK-21 has been filed pursuant to the provisions of the PSC and is waiting Government approval and a Declaration of Commerciality for the ANK-40S has been approved by the Operating Committee and submitted for Management Committee approval.

A gas discovery (ANK-41S) has also been notified within this 172 square kilometer area and GSPC is currently in the process of preparing an appraisal plan for this gas discovery. GSPC, as operator, has submitted an appraisal plan for ANK-41S and is pursuing government approvals for completion of the appraisal program.

TOC

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

DS 03 Block
In August 2011, we applied for a sixteen month extension to Phase I under excusable delay in obtaining requisite clearances and approvals for the aero-magnetic survey of 12,000 line kilometers. In April 2012, we proposed to the Government of India to relinquish the block and waive off the unfinished work program of 12,000 line kilometers of aero-magnetic survey on the grounds of delay in obtaining requisite clearance and approval. Currently, we are waiting for the Government of India’s approval and direction.

DS 04 Block
It is our intention as Operator of this block to drill ten core holes to a depth of 500 meters. The acquisition of a 500 line kilometer 2D seismic survey has been completed.

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

The Operator has budgeted to drill two wells during the period April 1, 2012 to March 31, 2013 to a depth of 1,500 meters on the RJ 20 Block. On May 7, 2012, OIL spudded a third exploratory well at Punam-1 in the RJ-20 block to a planned target depth of 1,250 meters.

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

Myra and Sara Licenses
On October 6, 2010 we commenced exploration activities in Israel by entering into a Joint Operating Agreement with a consortium involved in two existing oil and gas licenses located in deep water off the coast of Israel.  We became the operator of both the Myra and Sara licenses and commenced with the processing and interpretation of 1,360 square kilometers of previously acquired 3D seismic data that has now been completed.

The Israel Petroleum Commissioner’s Office granted us an extension for the planned drilling program on the Myra and Sara licenses.  Under the terms of the extension the partners were to present to the Petroleum Supervisor their final prospects to the Myra and Sara licenses by August 1, 2011, which prospects were timely presented timely, and further, to begin drilling the first well by no later than March 31, 2012.  Due to the delay in the arrival of the drilling rig, the consortium made a request for a further extension to commence drilling.  The approval of this request was granted on March 27, 2012 and the first drilling date was extended to June 15, 2012.  Drilling of the second well will commence immediately after completion of the first well.

Subsequent to the quarter end, on April 17, 2012 we finalized the terms of and entered into with a third party a Drilling Contract for an existing Drill Rig and Associated Services for the Semi-submersible Drilling Rig, the Noble Homer Ferrington. Under the terms of the agreement, on December 1, 2011 we posted a letter of credit and made a cash payment on behalf of ourselves and our joint venture partners, to prepay for 118 drilling days for the Drilling Rig.  The Noble Homer Ferrington is a 4th Generation Enhanced Pacesetter design Semi-submersible rig capable of drilling in water depths of up to approximately 2,100 meters (7,000 feet). The Drilling Rig is currently working in the Levantine Basin in Israel and upon completion of the current well, will be immediately mobilized to our Myra-1 location.  We anticipate the rig will be available to us in early June 2012.

TOC

Samuel License
On August 1, 2010 we were granted a license from the state of Israel where we became the co-operator of the Samuel license through our partnership with Adira Energy and a commonly owned Israeli company, Adira Geo Global Ltd.

Data gathered during the 43 square kilometer 3D seismic acquisition program on the Samuel license, which was completed in July 2011, is currently being processed. Internal processing and interpretation of the data is currently underway.  The summary interpretation report was submitted to the Ministry prior to the deadline of April 1, 2012.  The processing and interpretation of this seismic data will allow the Company to finalize drilling decisions on this license and we anticipate that drilling will commence before the end of 2012.

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

At March 31, 2012, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At March 31, 2012, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on our evaluation of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act), during the three months ended March 31, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

TOC

PART II
OTHER INFORMATION

ITEM 1A.                      RISK FACTORS
Risks relating to us are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 28, 2012.  Changes or additions to certain of those risk factors, or, those which are currently deemed to be material have been included in this Quarterly Report.  Reference should be made to our Annual Report as well as to the following for complete information regarding all risk factors material to investors.

We Have A History Of Losses And Our Liquidity Position Imposes Risk To Our Operations
To date, we have not achieved our planned principal operations from our oil and gas operations and we are considered to be in the development stage of our operations.  We have incurred negative cash flows from our operations, and at this time all exploration activities and overhead expenses are primarily financed by way of the issue and sale of equity securities with a small portion being financed from oil sales and interest income on our cash balances.  The recoverability of the costs we have incurred to date is uncertain and is dependent upon achieving commercial production or sale.  Our prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the three months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $0.9 million, used $1.0 million of cash flow in our operating activities and had an accumulated deficit of $61.0 million.  These matters raise doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration and development programs.  Our existing cash balance at March 31, 2012 and our anticipated cash flow from operating activities are not be sufficient to satisfy current obligations and meet our exploration and development commitments.  Development activities within our blocks and licenses that are unable to achieve production in the short term may need to be deferred or curtailed.  We are considering various alternatives to remedy any future shortfall in capital.  We deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests that may be available.  If these activities are unsuccessful, we may be forced to substantially curtail or cease our exploration, appraisal and development expenditures and possibly curtail other of our activities, which could lead to our inability to meet all of our commitments.

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

We estimate the amount of GSPC’s claim as of March 31, 2012 to be approximately $279.6 million plus interest, of which 50% is for the account of Roy Group (Mauritius) Inc.

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

TOC

Our Activities Are in Pre-Production Stage And We Have a Very Limited Operating History. Our Reserves Of Oil And Gas Are Not Material. We Anticipate Future Losses and There Is No Assurance Of Our Success
We are in the early stage of developing our operations.  We have a very limited operating history and we have realized very limited revenues from our activities.  We do not have material reserves of oil and gas as March 31, 2012.

Our activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  We also have exploration activities in Israel and Colombia however those activities are in the very early stages of exploration.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore in accordance with the terms of the production sharing and other contracts to which we are a party.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons discovered.  As of March 31, 2012 there are no or limited facilities for the delivery and storage of hydrocarbons in the areas covered by our PSCs and licenses.

As a company engaged in exploratory oil and gas activities we are exposed to a number of special risks including, among others:
•	We may fail to discover oil and gas in commercial quantities;
•	There are uncertainties as to the costs to be incurred in our exploratory drilling activities, cost overruns are possible and we may encounter mechanical difficulties and failures in completing wells;
•	There are uncertain costs inherent in drilling into unknown formations, such as over-pressured zones, high temperatures and tools lost in the hole; and
•	We may make changes in our drilling plans and locations as a result of prior exploratory drilling.

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

TOC

ITEM  2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2, 2012, we closed a private placement offering and issued an aggregate of 2,500,000 units (the “Units”) to accredited investors (as such term is defined in Rule 501 of Regulation D under the Securities Act of 1933 (the  “Securities Act”) or outside the United States under Regulation S under the Securities Act for total proceeds of $625,000. Each Unit consists of one share of common stock, par value $0.001 per share (“Common Stock”) and one warrant to purchase one share of Common Stock (the “Private Placement Warrants”), for a purchase price of $0.25 per Unit. Each Private Placement Warrant entitles the holder thereof to acquire one share of Common Stock at an exercise price of US$0.32 for a period of two years following the closing date.

We also issued an aggregate of 36,000 shares of Common Stock and 150,000 Private Placement Warrants, on the same terms as the Private Placement Warrants described above and paid cash fees of $28,500, to the placement agent for this transaction.  The placement agents for this private placement were Primary Capital Inc., S.W. Marsh, Chris Marsh, Dundee Securities Ltd. and Charles Warner.  The net proceeds will be used for general and administrative expenses.

The Units were sold without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Regulation D and Regulation S promulgated thereunder.  The investors were either accredited investors within the meaning of Rule 501 of Regulation D or the sale was made outside the United States pursuant to Regulation S.  The investors acquired the Common Stock and Private Placement Warrants for their own accounts with no intention of distributing or reselling the Common Stock or Private Placement Warrants in violation of the securities laws of the United States and the Common Stock and Private Placement Warrants were sold without any general solicitation by the Company or its representatives.

Pursuant to the terms of the subscription agreements, the Company filed a Form S-3 Registration Statement on April 5, 2012 (as amended by Amendment No. 1, filed May 2, 2012 and declared effective on May 11, 2012, “the Registration Statement”) (file no. 333-180600), to register the Common Stock and the Common Stock underlying the Private Placement Warrants and thereby enable the resale of the Common Stock.  The Company will not receive any proceeds from the sale of the Common Stock under such Registration Statement.

On March 29, 2012, we closed the Securities Purchase and Exchange Agreement (the “Agreement”) by and between the Company and The Israel Land Development Company – Energy Ltd. (ILDE”), dated as of November 21, 2011, following the approval of the Agreement by stockholders at the special meeting held on February 10, 2012.

TOC
Under the Agreement, the Company issued 32,740,479 shares of Common Stock of the Company, plus 16,466,639 warrants to purchase shares of Common Stock (the “ILDE Stock Purchase Warrants”) in exchange for 28,402,262 ordinary shares of ILDE. Each ILDE Stock Purchase Warrant entitles the holder to acquire one share of common stock at an exercise price of $0.30 and may be exercised for 12 months commencing September 29, 2012. In addition, the Company agreed to grant ILDE the right, exercisable in whole or in part from time to time through July 31, 2012, to subscribe for and purchase from the Company up to 16,499,639 units (the “ILDE Units”). Each ILDE Unit consists of one share of Common Stock and one ILDE Stock Purchase Warrant to purchase one share of Common Stock. The purchase price per ILDE Unit is $0.24 (subject to customary anti-dilution adjustments). Proceeds received from the sale of the ILDE ordinary shares, or the exercise of the ILDE Stock Purchase Warrants or ILDE Units will be used for general and administrative expenses. Rodman & Renshaw, LLC (“Rodman”) acted as the placement agent for the transaction and in connection therewith we issued to them 987,998 warrants to purchase one share of Common Stock at an exercise price of $0.375 and an exercise period of five years commencing on September 29, 2012 (the “Rodman Warrants”) as compensation. ILDE was issued a further 987,998 Rodman Warrants pursuant to the participation rights in the Agreement.

The Common Stock, ILDE Stock Purchase Warrants, ILDE Units and Rodman Warrants were sold without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. ILDE and Rodman are accredited investors within the meaning of Rule 501 of Regulation D, they acquired the securities for their own accounts with no intention of distributing or reselling the securities in violation of the securities laws of the United States and the securities were sold without any general solicitation by the Company or its representatives.

In connection with the Agreement, we entered into a Registrations Rights Agreement on November 21, 2011 with ILDE (the “Registration Rights Agreement”) whereby we agreed to ensure all the Common Stock underlying the securities issued or issuable would be covered by an effective registration statement for resale. Pursuant to this Registration Rights Agreement, we filed a Form S-3 Registration Statement on April 5, 2012 (as amended by Amendment No. 1, filed May 2, 2012 and declared effective on May 11, 2012, “the Registration Statement”) (file no. 333-180600), to register the Common Stock and the Common Stock underlying the ILDE Stock Purchase Warrants and Rodman Warrants and thereby enable the resale of the Common Stock. The Company will not receive any proceeds from the sale of the Common Stock under such Registration Statement.

ILDE is publicly traded on the Tel Aviv Stock Exchange under the symbol “IE”. ILDE engages in the exploration and production of oil and gas and operates as a subsidiary under The Israel Land Development Co. (“ILDC”). ILDC holds a 5% participating interest in two Israeli licenses known as the (347) Myra and (348) Sara licenses, in which the Company holds a 5% participating interest and is the operator.

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

May 11, 2012                                         By:  /s/ Sunil S. Karkera
-------------------------
Sunil S. Karkera
Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)