Form 10-Q
period 2012-06-30
GEOGLOBAL RESOURCES INC.
filed 2012-08-10
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012;
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #200, 625 – 4 Avenue SW, Calgary, Alberta, Canada	T2P 0K2
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	+1 403-777-9250

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☑	NO ☐

The number of shares outstanding of the registrant’s common stock as of August 10, 2012 was 138,343,051.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3

	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and June 30, 2011 and for the period from inception on August 21, 2002 to June 30, 2012	4

	Unaudited Consolidated Statements of Stockholders' Equity as at June 30, 2012 and December 31, 2011 and for the period from inception on August 21, 2002 to June 30, 2012	5

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 and for the period from inception on August 21, 2002 to June 30, 2012	6

	Notes to the Unaudited Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4.	Controls and Procedures	26

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	27

ITEM 2	Unregistered Sales of Equity Securities and use of Proceeds	29

ITEM 6.	Exhibits	30

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011

Assets
Current
Cash and cash equivalents (note 17)	14,200,551	10,480,734
Accounts receivable (note 17)	16,413,547	19,615,153
Restricted deposits (notes 4 and 17)	30,916,000	40,378,075
Available for sale investment (note 5)	5,319,012	-
Prepaid expenses and deposits (note 17)	661,735	573,300
	67,510,845	71,047,262

Equity method investment (note 7)	2,017,849	1,340,262
Property and equipment (notes 6 and 10)	46,617,746	42,580,105

	116,146,440	114,967,629

Liabilities
Current
Accounts payable (note 17)	68,308,404	72,356,548
Accrued liabilities	2,034,621	555,236
Due to related companies (note 11)	23,422	66,330
	70,366,447	72,978,114

Deferred income taxes	42,980	42,471
Asset retirement obligation	754,229	724,241
	71,163,656	73,744,826
Stockholders' Equity
Capital stock (notes 8, 9 and 10)
Authorized
250,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
138,343,051 common shares (December 31, 2011 – 99,213,572)	123,751	84,622
Additional paid-in capital	107,545,291	101,305,069
Accumulated other comprehensive income	201,779	-
Deficit accumulated during the development stage	(62,888,037)	(60,166,888)
	44,982,784	41,222,803

	116,146,440	114,967,629

See Going Concern (note 2), Commitments (note 14),  Contingencies (note 15), and Subsequent events (notes 4, 5, 8, 9, and 14)
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011	Period from Inception, August 21, 2002 to June 30, 2012

Revenue and other income
Oil and gas sales	148,571	108,114	270,313	251,026	2,282,128
Interest income	3,580	9,788	7,514	20,202	5,954,217
Gain on sale of equipment	-	-	-	-	42,228
	152,151	117,902	277,827	271,228	8,278,573

Expenses
Operating	34,741	34,384	72,088	68,230	482,604
General and administrative	361,717	1,219,932	811,910	2,299,619	18,249,369
Consulting fees	147,785	232,190	373,709	427,354	8,551,496
Professional fees	331,038	198,265	504,248	389,533	6,465,064
Depletion and depreciation (note 6)	103,775	80,843	214,330	174,684	2,089,712
Accretion	14,994	14,065	29,988	28,130	212,307
Foreign exchange (gain)/loss	(32,904)	(15,329)	(59,543)	(7,654)	84,638
Impairment of oil and gas properties	1,039,000	-	1,039,000	-	31,796,015
	2,000,146	1,764,350	2,985,730	3,379,896	67,931,205

Net loss before tax	(1,847,995)	(1,646,448)	(2,707,903)	(3,108,668)	(59,652,632)

Current income tax expense	(7,681)	(14,013)	(12,737)	(33,210)	(118,425)
Deferred income tax benefit (expense)	2,360	10,778	(509)	10,778	(42,980)
Net loss and comprehensive loss	(1,853,316)	(1,649,683)	(2,721,149)	(3,131,100)	(59,814,037)

Warrant modification	-	-	-	-	(3,074,000)

Net loss and comprehensive loss attributable to common stockholders	(1,853,316)	(1,649,683)	(2,721,149)	(3,131,100)	(62,888,037)

Basic and diluted net loss per share (note 12)	(0.02)	(0.02)	(0.02)	(0.04)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Other Comprehensive Income $	Accumulated Deficit $	Stockholders’ Equity $
For the period from inception August 21, 2002 to December 31, 2009
Common stock issued	58,150,068	58,214	76,660,911	-	-	76,719,125
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	-	-	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	-	-	(10,914,545)	(10,929,202)
Share issuance cost	-	-	(4,778,844)	-	-	(4,778,844)
2007 Compensation Options	-	-	705,456	-	-	705,456
2005 Stock Purchase Warrant modification	-	-	3,074,000	-	(3,074,000)	-
2005 Compensation Option & Warrant modification	-	-	504,000	-	-	504,000
Stock-based compensation	-	-	11,988,255	-	-	11,988,255
Net loss	-	-	-	-	(25,696,423)	(25,696,423)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	-	(28,770,423)	59,441,569

Common stock issued	9,941,177	9,941	8,440,059	-	-	8,450,000
Share issuance costs	-	-	(463,804)	-	-	(463,804)
Stock-based compensation	-	-	969,964	-	-	969,964
Net loss	-	-	-	-	(18,788,624)	(18,788,624)
Balance as at December 31, 2010	82,746,933	68,155	97,099,997	-	(47,559,047)	49,609,105

Common stock issued	16,466,639	16,467	3,935,526	-	-	3,951,993
Share issuance costs	-	-	(625,000)	-	-	(625,000)
Stock-based compensation	-	-	894,546	-	-	894,546
Net loss	-	-	-	-	(12,607,841)	(12,607,841)
Balance as at December, 2011	99,213,572	84,622	101,305,069	-	(60,166,888)	41,222,803

Common stock issued (note 8)	39,129,479	39,129	6,740,167	-	-	6,779,296
Share issuance costs (note 8)	-	-	(571,447)	-	-	(571,447)
Stock-based compensation (note 10)	-	-	71,502	-	-	71,502
Net loss	-	-	-	-	(2,721,149)	(2,721,149)
Unrealized gain on available for sale investment	-	-	-	201,779	--	201,779
Balance as at June 30, 2012	138,343,051	123,751	107,545,291	201,779	(62,888,037)	44,982,784

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2012	Six months ended June 30, 2011	Period from Inception, August 21, 2002 to June 30, 2012
Cash flows provided by (used in) operating activities:
Net loss	(2,721,149)	(3,131,100)	(59,814,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	29,988	28,130	212,307
Asset impairment	1,039,000	-	31,796,015
Depletion and depreciation	214,330	174,684	2,089,712
Gain on sale of equipment	-	-	(42,228)
Stock-based compensation (note 10)	59,181	487,898	8,267,375
Compensation option and warrant modification	-	-	504,000
Deferred income taxes benefit (expense)	509	(10,778)	42,980
Changes in non-cash working capital (note 16)	102,821	(1,363,092)	468,782
	(1,275,320)	(3,814,258)	(16,475,094)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(5,259,988)	(3,259,811)	(71,558,885)
Other property and equipment additions	(18,662)	(10,150)	(1,616,346)
Proceeds on sale of equipment	-	-	82,800
Cash acquired on acquisition	-	-	3,034,666
Restricted deposits (note 4)	9,462,075	6,318,000	(32,086,000)
Investment in equity investee	(677,587)	(948,451)	(2,017,849)
Changes in non-cash working capital (note 16)	1,190,135	623,905	53,598,071
	4,695,973	2,723,493	(50,563,543)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock and warrant (note 8)	1,473,648	-	89,487,806
Share issuance costs	(383,032)	-	(5,545,224)
Changes in non-cash working capital (note 16)	(791,452)	-	(2,703,394)
	299,164	-	81,239,188
Net increase (decrease) in cash and cash equivalents	3,719,817	(1,090,765)	14,200,551

Cash and cash equivalents, beginning of the period	10,480,734	7,751,105	-

Cash and cash equivalents, end of the period	14,200,551	6,660,340	14,200,551

Cash and cash equivalents
Current bank accounts	7,614,551	4,460,282	7,614,551
Short term deposits	6,586,000	2,200,058	6,586,000
	14,200,551	6,660,340	14,200,551

Cash taxes paid during the period	43,625	21,295

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2012

1.	Organization and Nature of Operations

The Company is engaged in the pursuit of oil and natural gas through exploration and development in India, Israel and Colombia.  The Company is a Delaware corporation with common stock listed and traded on the NYSE MKT under the symbol GGR.

As of June 30, 2012, the Company has not achieved its planned principal operations from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required by this status is that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principal operations.

2.	Going Concern

The Company has not achieved its planned principal operations and is considered to be in the development stage.  The Company’s exploration activities and overhead expenses are financed by way of equity issuance and to-date, oil and gas sales are incidental to the exploration process.

The Company’s financial statements as at and for the period ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2012, the Company incurred a net loss of approximately $2.7 million, used approximately $1.3 million of cash flow in its operating activities, used approximately $4.7 million in its investing activities and had an accumulated deficit of approximately $62.9 million.  As at June 30, 2012, the Company has working capital deficiency of approximately $2.9 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash balance at June 30, 2012 and anticipated cash flow from operating activities are not sufficient to satisfy its current liabilities and meet its exploration commitments of $18.1 million and $33.6 million, over the twelve months ending June 30, 2013 and the thirty months ending December 31, 2014, respectively.  As at June 30, 2012 the Company has $14.2 million of cash and cash equivalents, of which $13.9 million is committed to carry out the exploration activities of the Myra and Sara joint venture – see note 17.  The residual cash of $0.3 million is available for general operations of the Company and to meet its current liabilities and exploration commitments of $18.1 million and 33.6 million as described above.

To meet the Company’s obligations, it will be necessary to raise capital through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.  If these activities are unsuccessful, the Company may be forced to substantially curtail or cease exploration, appraisal and development expenditures and possibly curtail other of our activities.

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

As described in note 5, subsequent to June 30, 2012, the Company sold 8,500,000 common shares of ILDE for net proceeds of $1.4 million.  As described in note 8(b), on July 31, 2012, ILDE elected not to exercise its right to subscribe for and purchase up to 16,466,639 Units and accordingly those rights expired and were unexercised.  In the event that the Company does not obtain the necessary uncommitted financing described above, the Company may be required to liquidate its investment in ILDE shares (see note 5) in the near future, on an off-market basis transaction.

3.	Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements of the Company  are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2012

In the opinion of management, these unaudited consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at June 30, 2012 and December 31, 2011, the results of operations  and cash flows for the six months ended June 30, 2012 and 2011 and for the period from inception of August 21, 2002 to June 30, 2012.

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

Use of estimates
The preparation of these unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimated amounts due to factors such as fluctuations in interest rates, currency exchange rates, inflation levels and commodity prices, changes in economic conditions and legislative and regulatory changes.

Significant estimates with regard to these unaudited consolidated financial statements include going concern assumptions, the impairment assessment of oil and natural gas properties, the estimated cost and timing related to asset retirement obligations, fair value of non-monetary transactions, stock-based compensation and contingencies.

4.	Restricted Deposits

The Company, on behalf of the Myra and Sara Joint Venture has provided a letter of credit for $38,350,000 (December 31, 2011 - $54,350,000) regarding the mobilization of the rig and rig rental, which is secured by a restricted term deposit from the Company of $27,291,000 (December 31, 2011 - $39,110,000).  The balance amount in the letter of credit of $11,059,000 (December 31, 2011 - $15,128,000) is secured by a restricted term deposit pledged from a partner in the Myra and Sara Joint Venture which is included in the Company’s consolidated accounts receivable.

Pursuant to Israeli Customs Authorities, the Company, on behalf of the Myra and Sara Joint Venture, is required to post bank guarantees which represents an 8% to 12% Israeli Custom Duty required to release all imports of oil and gas equipment and supplies from Customs. These bank guarantees are secured by term deposits of the Company. Once the Custom Authorities are provided the appropriate documentation, documenting that these goods and supplies are exempt from Custom Duties under the Israeli Petroleum law, these bank guarantees are refundable.  As of June 30, 2012 term deposits amounting to $3,625,000 (December 31, 2011 - $534,000) are expected to be released on or before June 30, 2013.

The restricted term deposits securing these bank guarantees are as follows and are expected to be released/mature in the next 12 months:

	June 30, 2012	December 31, 2011
	$	$
Exploration Blocks – India
Ankleshwar	--	734,075
Exploration Licenses - Israel
Myra and Sara	30,916,000	39,644,000
	30,916,000	40,378,075

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2012

Export Development Canada (EDC) provided performance security guarantees on behalf of the Company against the bank guarantees provided to the Government of India.  The performance security guarantees provided by EDC on behalf of the Company against these bank guarantees are as follows (see note 15):

	June 30, 2012	December 31, 2011
	$	$
Exploration Blocks – India
DS 03	599,000	599,000
DS 04	741,000	728,000
KG Onshore	458,500	458,500
RJ 20	436,000	1,374,500
RJ 21(1)	897,500	897,500
	3,132,000	4,057,500

(1)
Subsequent to June 30, 2012, the Government of India invoked this bank guarantee, which is recorded as accrued liabilities payable to EDC in these unaudited consolidated financial statements (see note 14).

5.	Available For Sale Investment

On March 29, 2012, after receiving stockholder approval, the Company completed a Securities Purchase and Exchange Agreement with The Israel Land Development Company – Energy Ltd. (the “ILDE Transaction”). The Company received 28,402,262 common shares of ILDE in exchange for issuance of certain securities in the Company - see note 8(b). Accordingly, the Company owns 3.05% of ILDE’s outstanding common stock, which are subject to a minimum six month lock-up restriction imposed by the Israeli Securities Law and Regulations.  Subsequent to June 30, 2012, the Company sold 8,500,000 common shares of ILDE for net proceeds of $1.4 million, on an off-market basis, due to lock-up restrictions.

ILDE’s common stock is listed and traded on the Tel Aviv Stock Exchange.  Fair value of this investment is measured on the reporting date using the closing price of ILDE’s shares traded on  Tel Aviv Stock Exchange which is then discounted at 10% to reflect the impact of the lock-up restriction.

6.	Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties.

	June 30, 2012	December 31, 2011
	$	$
Oil and natural gas properties (using the full-cost method)
Unproved properties	47,443,406	43,540,400
Proved properties	31,734,674	30,348,218
Total oil and natural gas properties	79,178,080	73,888,618
Building	889,609	889,609
Computer, office and other equipment	643,939	625,277
Total property and equipment	80,711,628	75,403,504
Accumulated impairment of oil and natural gas properties	(31,796,015)	(30,757,015)
Accumulated depletion	(1,588,500)	(1,394,200)
Accumulated depreciation	(709,367)	(672,184)
Total property and equipment, net	46,617,746	42,580,105

The Company has capitalized $197,657 for the six months ended June 30, 2012 (June 30, 2011 – $373,934) of general and administrative expenses directly related to exploration activities.  These amounts include $12,321 (June 30, 2011 – $185,229) of capitalized stock-based compensation expense and capitalized support equipment depreciation of $17,405 (June 30, 2011 - $19,926).

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2012

Impairment of Oil and Gas Properties

The Company performed a ceiling test calculation at June 30, 2012, to assess the ceiling limitation of its proved oil properties.  At June 30, 2012, the Company’s net capitalized costs of proved oil and natural gas properties  were in excess of the ceiling limitation. Accordingly, the Company charged $1,039,000 to the statement of operations for impairment charges.

7.	Equity Method Investments

The Company through its subsidiary, owns a 40% ownership of Adira Geo Global Ltd. which holds a 30% participating interest in the Samuel license in Israel.  Adira Geo Global is the designated operator of the Samuel license.  The Company’s ownership in Adira Geo Global is accounted for using the equity method.

8.	Capital Stock

a)Private Placement

On March 2, 2012, the Company completed a private placement offering and issued 2,500,000 Units at a price of $0.25 per Unit for gross proceeds of $625,000.  Each Unit consists of one common stock and one warrant. The holder of each warrant is entitled to subscribe for and purchase one common stock of the Company at an exercise price of $0.32 per common stock, which may be exercised until March 2, 2014. The placement agent on this transaction was paid cash fees of $28,500 and the Company issued 36,000 common stock and 150,000 warrants.

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

b)ILDE Transaction

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

The fair value of the ILDE Transaction as described above, which is based on the fair value of the ILDE’s common stock last traded at Tel Aviv Stock Exchange as of the ILDE Transaction date, is allocated between the common stock, warrants and right units based on their relative fair value. The fair value of the common stock of the Company is determined based on the market price of the common stock as at the date of the ILDE Transaction closed. The fair value of the warrants and the right units was based on an option-pricing model and weighted average assumption as at the date of the ILDE Transaction closing as follows:

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2012

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

On July 31, 2012, ILDE elected not to exercise its right to subscribe for and purchase up to 16,466,639 Units, with each Unit consisting of one common stock of the Company and one warrant.

c) Private Placement

On May 17, 2012, the Company completed a private placement offering and issued 3,853 Units at a price of $220 per Unit for gross proceeds of $847,660.  Each Unit consists of 1,000 shares of common stock and 750 warrants expiring on July 31, 2012 (the “July Warrants”) plus 750 warrants expiring on March 31, 2013 (the “March Warrants”).  Each July Warrant entitles the holder thereof to acquire one share of common stock at an exercise price of $0.26.  Each March Warrant entitles the holder thereof to acquire one share of common stock at an exercise price of $0.30.  The placement agent on this transaction was paid cash fees of $56,188.

The proceeds from the issuance of the Units have been allocated between the common stock and warrants based on their relative fair values. The fair value of the common stock of the Company was determined based on their market price of the stock the day private place offering closed. The fair value of the warrants is based on a Black-Scholes option-pricing model and the weighted average assumptions as at the date of the private placement offering closing as follows:

	July Warrants	March Warrants
Risk-free interest rate	0.10%	0.20%
Expected life	0.21 years	0.87 years
Expected volatility	123.0%	186.8%
Expected dividend yield	0%	0%

The resulting allocation of the fair value to the common stock and warrants (included as additional paid-in capital) is $394,694 and $204,475 respectively, which is net of $248,491 of related share issuance costs.

None of the July Warrants were exercised up to July 31, 2012 and have therefore expired.

9.	Warrants

From time to time, the Company may issue compensation options,  rights units and or warrants (collectively the “Warrants”) in connection with a finance offering as an incentive to participate in such offerings.  The fair value of any Warrants issued is recorded as additional paid-in capital.  The fair value of the Warrants is determined using the Black–Scholes option pricing model.

Activity with respect to all warrants is presented below for the periods as noted:

	June 30, 2012		December 31, 2011
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $
Outstanding warrants at the beginning of period	3,117,647	1.00	8,717,363	5.44
Granted	43,338,774	0.28	-	-
Expired	-	-	(5,599,716)	7.91
Outstanding at the end of period	46,456,421	0.33	3,117,647	1.00
Exercisable at end of period	28,013,786	0.34	3,117,647	1.00

The weighted average remaining life by exercise price as of June 30, 2012 is summarized below:

	Outstanding Warrants #	Weighted Average Remaining Life (Months)	Exercisable Warrants #	Weighted Average Exercise Price $
Stock Purchase Warrants	29,989,782	17.8	11,547,147	0.48
Rights Units	16,466,639	1.0	16,466,639	0.24
	46,456,421	11.8	28,013,786	0.34

Subsequent to June 30, 2012, 2,889,750 Stock Purchase Warrants and 16,466,639 Right Units were unexercised and expired

10.	Stock Options

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

The following table summarizes stock-based compensation for employees, non-employee consultants and independent directors:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011	Period from Inception August 21, 2002 to June 30, 2012
	$	$	$	$	$
Stock-based compensation
Unaudited Consolidated Statements of Operations
General and administrative	22,525	245,955	59,181	490,152	4,853,541
Consulting fees	-	(6,011)	-	(2,254)	3,413,834
	22,525	239,944	59,181	487,898	8,267,375
Unaudited Consolidated Balance Sheets
Property and equipment	3,789	86,733	12,321	185,229	5,656,893
	26,314	326,677	71,502	673,127	13,924,268

At June 30, 2012, the total compensation cost related to non-vested awards not yet recognized is $1,341,252 (December 31, 2011 – $64,723) which will be recognized over a weighted-average period of three years.  During the three and six months ended June 30, 2012 and 2011, no options were exercised.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2012

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Fair value of stock options granted (per option)	$0.30	$0.40	$0.30	$0.60
Risk-free interest rate	0.7%	3.1%	0.7%	3.3%
Volatility	108%	114%	108%	121%
Expected life	5.1 years	9.5 years	5.2 years	9.8 years
Dividend yield	0%	0%	0%	0%

Activity with respect to all stock options is presented below for the periods as noted:

	June 30, 2012		June 30, 2011
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $
Outstanding options at beginning of period	4,590,000	2.53	4,550,000	2.72
Granted	4,480,000	0.39	1,280,000	1.04
Expired	(630,000)	3.06	(50,000)	1.18
Outstanding at the end of the period	8,440,000	1.35	5,780,000	2.36

Outstanding aggregate intrinsic value	$15,500		$4,500

Exercisable at the end of the period	3,926,667	2.46	4,333,334	2.81

The weighted average remaining life by exercise price as of June 30, 2012 is summarized below:

Range of Exercise Prices $	Outstanding Options #	Weighted Average Remaining Life Months	Exercisable Options #	Weighted Average Exercise Price $
0.01 - 0.99	5,154,800	71.8	641,467	0.42
1.00 - 1.99	1,239,000	94.7	1,239,000	1.36
2.00 - 2.99	323,800	94.9	323,800	2.25
3.00 - 4.99	1,472,400	58.7	1,472,400	3.69
5.00 - 5.99	200,000	41.8	200,000	5.07
6.00 - 6.99	50,000	30.0	50,000	6.81
	8,440,000	72.8	3,926,667	1.35

11.	Related Party Transactions

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

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2012

12.	Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	$	$	$	$
Net loss available to common stockholders	(1,853,216)	(1,649,683)	(2,721,149)	(3,131,100)

Weighted average number of common stock outstanding:
Basic	118,547,180	82,746,933	128,499,202	82,746,933
Impact of securities convertible into common stock	5,723	13,190	5,205	41,603
Diluted	118,552,903	82,760,123	128,504,407	82,788,536

Per share amounts
Basic and diluted	(0.02)	(0.02)	(0.02)	(0.04)

Securities excluded from denominator as anti-dilutive:
Stock options	8,390,000	5,630,000	8,390,000	5,630,000
Warrants	29,989,782	3,117,647	29,989,782	3,117,647
Right units	16,466,639	--	16,466,639	-
	54,846,421	8,747,647	54,846,421	8,747,647

13.	Segmented Information

The majority of the Company’s oil and natural gas exploration activities is conducted in India.  All of the oil and gas sales are generated from India and are sold within Indian markets.  Management of the Company considers the operations of the Company on a country-by-country basis.  The following information relates to the Company’s geographic areas of operation.

	June 30, 2012	December 31, 2011
	$	$
Property and equipment, net
India	38,562,234	36,965,510
Israel	7,807,932	5,388,030
Colombia and Canada	247,580	226,565
	46,617,746	42,580,105

14.	Commitments

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

The Company has completed the minimum work programs on the Tarapur, Mehsana, Ankleshwar, and Sanand-Miroli blocks for all the phases.  Accordingly, all financial commitments have been met under the terms of the PSCs.

With respect to RJ 21 block, the end date of Phase I expired on January 20, 2012.  The joint venture partners had advised they do not intend to complete the minimum work program and to relinquish their interests in this block.  The Company however intended to complete its share of the minimum work program and was pursuing possible arrangements.  However, such arrangements were not approved by the Government of India and in July 2012, the Government of India invoked the bank guarantee of $897,500 provided for this block and put the joint venture consortium in default forcing the parties to relinquish their interests.  Accordingly, the Company has recorded liquidated damage liability of $1.82 million as cost of unfinished minimum work program of Phase I in these unaudited consolidated financial statements in accordance with the terms of the PSC.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2012

The following table sets forth the end dates to perform minimum work programs pursuant to current production sharing contracts:

End dates of
	Phase I (1) (2)	Phase II	Phase III
KG Onshore (3)	February 15, 2012	February 15, 2015	N/A
DS 03 (4)	September 3, 2010	September 3, 2011	September 3, 2013
DS 04 (5)	June 6, 2012	June 6, 2015	N/A
RJ 20 (6)	January 20, 2012	January 20, 2015	N/A

(1)	All exploration properties are currently in Phase I.

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

(4)
The Company experienced delays in obtaining clearance from various departments of the Government of India which was required to conduct an aeromagnetic survey over the block.  Such delays are considered excusable under the Government of India policy, and as a result the Company had applied for an extension equivalent to the time of the delay.  In April 2012, the Company proposed to the Government of India to relinquish the block and waive off the unfinished work program of 12,000 line kilometers of aero-magnetic survey on the grounds of delay in obtaining the requisite clearance and approval .  Currently, we are waiting for the Government of India’s approval and direction.

(5)
The end date of Phase I for this block expired on June 6, 2012.  The Company applied for six months extension of Phase I from June 7, 2012 to December 6, 2012.  If approved, the expiration date of Phase I would be December 6, 2012.  The Company anticipated this application will be approved.

(6)
The end date of Phase I for this block expired on January 20, 2012. The Company applied for a six month extension, which has been approved and accordingly, Phase I now expires on July 20, 2012.  Subsequently, in July 2012, the Company applied for a second extension of twelve months of Phase I from July 21, 2012 to July 20, 2013.  If approved, the expiration date for Phase I would be July 20, 2013.  The Company anticipates this extension will be approved.

As described in note 2, the Company's existing cash balance at June 30, 2012 and the anticipated cash flow from operating activities are not sufficient to satisfy its current obligations and to meet its exploration commitments over the twelve months ending June 30, 2013 and the thirty months ending December 31, 2014. The Company is considering various alternatives to remedy any future shortfall in capital. The Company deems it necessary to raise capital for continued exploration and development expenditures through equity markets, debt markets or other financing arrangements, which could include the sale of the Company’s oil and gas interests or participation arrangements in those interests.  There can be no assurance that these capital resources will be available and if they are not, the Company may be forced to substantially curtail or cease exploration and development expenditures.

The anticipated payments due under these agreements in effect are as follows:

	Operating Leases	Production Sharing Contracts relating to India	Licenses relating to Israel
	$	$	$
2012 (remainder)	103,000	10,626,000	2,253,000
2013	16,000	10,456,000	-
2014	-	10,247,000	-
2015 and thereafter	-	-	-
	119,000	31,329,000	2,253,000

In June 2010, the Operator of the KG Onshore Block approved an increase of the Company’s participating interest from 10% to 20%, subject to Government of India approval.  Upon Government of India approval, the Company’s commitments would increase by $4.8 million in 2012, $7.6 million in 2013 and $10.2 million in 2014.  To date, the approval has not been granted.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2012

The Company has office lease commitments in Calgary, Alberta, Canada and Herzliya, Israel which expire in January 2013 and July 2012, respectively.

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

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).   Further, based upon the budget, the total costs projected for the period April 1, 2010 to June 30, 2012 were $1.622 billion (10% being $162.2 million).  Therefore, management estimates that the amount of GSPC’s claim as of June 30, 2012 to be approximately $306.9 million plus interest, if any, of which 50% is for the account of Roy Group (Mauritius) Inc.  The Company disputes this assertion of GSPC.  The Company believes that the likelihood of an unfavourable outcome of this dispute is remote and accordingly, as at June 30, 2012, no amount has been accrued in the consolidated financial statements.  However, the fact of the dispute has been disclosed.

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by the Company to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting the Company’s management has again met with senior management of GSPC to continue its effort to reach an amicable resolution.  However, no settlement agreement has been reached as of August 10, 2012 and there can be no assurance that this matter will be settled amicably.

Export Development Canada
Export Development Canada (EDC) provided the performance security guarantees on behalf of the Company against the bank guarantees provided to the Government of India.  These bank guarantees are in the form of irrevocable letters of credit and are provided to the Government of India in the amount of 35% of the participant’s share of the minimum work program for a particular phase and serve as guarantees for the performance of such minimum work programs.

In consideration of EDC providing the performance security guarantees, the Company has agreed to fully indemnify EDC against all claims and demands made in respect of these performance security guarantees.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2012

16.	Supplemental Disclosure of Cash Flow Information

Changes in non-cash working capital were as follows:

	Six months ended June 30, 2012	Six months ended June 30, 2011
	$	$
(Increase) decrease in non-cash working capital
Accounts receivable	3,201,606	(803,401)
Prepaid expenses and deposits	(88,435)	(12,425,435)
Accounts payable	(4,048,144)	13,687,353
Accrued liabilities	1,479,385	(1,205,224)
Due to related companies	(42,908)	7,520
Net change in non-cash working capital	501,504	(739,187)
Relating to:
Operating activities	102,821	(1,363,092)
Investing activities	1,190,135	623,905
Financing activities	(791,452)	-
	501,504	(739,187)

17.	Supplemental Disclosure of Joint Venture Working Capital

The Company, through its wholly-owned subsidiary, and as Operator of the Myra and Sara licenses, controls the current assets and current liabilities held on behalf of the Myra and Sara joint venture until those assets are expended or liabilities settled through the exploration activities in the Myra and Sara licenses. The following table outlines the presentation of amounts included in these unaudited consolidated financial statements. The assets are committed to exploration activities in the Myra and Sara licenses and not available to the Company for use in general operations or other exploration activities.

	June 30, 2012	December 31, 2011
	$	$
Cash and cash equivalents	13,932,000	8,964,000
Accounts receivable	12,928,000	15,607,000
Restricted deposits	30,916,000	39,644,000
Prepaid expenses and deposits	390,000	265,000
Accounts payable	58,166,000	64,480,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are engaged, through our subsidiaries, in the pursuit of oil and natural gas reserves through exploration and development in India, Israel and Columbia.  At June 30, 2012, we had not yet achieved our planned principal operations from our oil and gas exploration activities which commenced on August 29, 2003.  Accordingly, our activities are considered to be those of a “Development Stage Enterprise”.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the production sharing or other contracts we are a party to with respect to oil and natural gas exploration and development activities in India, Israel and Colombia and upon future profitable operations.  At present, our activities are being undertaken in four geological basins located offshore and onshore in India, one geological basin located offshore Israel and one geological basin located onshore in Colombia where reserves of oil or natural gas are believed by our management to exist.

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

Results of Operations for the three and six months ended June 30, 2012 and 2011
For the three months ended June 30, 2012, we incurred a net loss of $1.853 million compared with a net loss of $1.650 million for the three months ended June 30, 2011.

For the six months ended June 30, 2012, we incurred a net loss of $2.721 million compared with a net loss of $3.131 million for the six months ended June 30, 2011

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Oil Production (barrels)	1,130	1,070	2,696	2,344
Oil Sales (barrels)	1,106	777	2,013	1,906
Gas Sales (Mcf)	3,278	2,601	5,949	5,145
Oil Sales	$126,000	$84,000	$228,000	$205,000
Gas Sales	$23,000	$24,000	$42,000	$46,000
Average Oil Price per Barrel	$113.76	$108.47	$113.55	$107.47
Average Gas Price per Mcf	$6.95	$9.14	$7.02	$8.98
Operating Costs	$35,000	$34,000	$72,000	$68,000
Operating Costs per BOE	$20.05	$22.33	$19.02	$20.76
Depletion	$95,000	$70,000	$194,000	$153,000
Depletion per BOE	$54.82	$45.47	$51.26	$46.55

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

Oil and Gas Sales
All of our oil and gas sales are derived from production of six wells in India.  There are ten additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Further, associated natural gas from one gas well is being contained and sold while awaiting approval of a development plan for completion of a pipeline.

Oil and gas sales for the three months ended June 30, 2012 were $149,000 as compared to $108,000 for the three months ended June 30, 2011.  This increase is mainly attributable to an increase in the oil and gas production and sales for the three months ended June 30, 2012 combined with an increase in the average oil price when compared to the same quarter for 2011.

Oil and gas sales for the six months ended June 30, 2012 were $270,000 as compared to $251,000 for the six months ended June 30, 2011.  This increase is mainly attributable to an increase in the oil and gas production and sales for the six months ended June 30, 2012 combined with an increase in the average oil price when compared to the same quarter for 2011.

Oil sales are currently based on the spot price based on discount to the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged. All our associated natural gas is sold to local markets at a firm contract price of $7.00 per Mcf adjusted for rebate/premium on account of calorific value.

Operating
Operating costs for the three months ended June 30, 2012 remained fairly constant at $35,000 or $20.05 per BOE compared to $34,000 or $22.33 per BOE for the three months ended June 30, 2011.  The operating costs include handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contain a fixed and variable portion.

Operating costs for the six months ended June 30, 2012 remained fairly constant at $72,000 or $19.02 per BOE compared to $68,000 or $20.76 per BOE for the six months ended June 30, 2011.

General and Administrative
For the three months ended June 30, 2012, our general and administrative expenses decreased to $362,000 from $1,220,000 for the three months ended June 30, 2011.  This decrease is mostly attributable to management’s efforts on overall cost control.  These efforts include a decrease in the Directors’ and Special Committee fees by $122,000 and a decrease in salaries and benefits of $53,000.

These decreases combined with a decrease in stock-based compensation costs of $223,000 to $23,000 for the three months ended June 30, 2012 from $246,000 for the comparative three months in 2011.  These compensation costs are for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  Further, there were additional reductions in travel and hotel by $134,000, meals and entertainment of $14,000, dues, subscriptions and training by $16,000, bank guarantee fees of $94,000 and computer hardware and software costs of $13,000 for the three months ended June 30, 2012 when compared to the same three month period in 2011.  An increase in our overhead recoveries as a result of our increased activity in Israel further contributed to the reduction in general and administrative costs by $162,000.

General and administrative expenses also include other costs related to the corporate head office including rent and office costs, insurance, NYSE listing and filing fees, investor relation services and transfer agent fees and services.

For the six months ended June 30, 2012, our general and administrative expenses decreased to $812,000 compared to $2,300,000 for the six months ended June 30, 2011.  This decrease is mostly attributable to management’s efforts on overall cost control.  The result of these efforts include a reduction of $186,000 in the Directors’ and Special Committee fees and a decrease in salaries and benefits of $176,000, which mostly relate to bonuses in 2011 paid to directors and employees that was not paid in 2012.

These decreases combined with a decrease in stock-based compensation costs by $431,000 to $59,000 for the six months ended June 30, 2012 compared to $490,000 for the six months ended June 30, 2011.  These compensation costs are for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.  Further, there were additional reductions in travel and hotel by $98,000 and bank guarantee fees of $142,000 .  An increase in our overhead recoveries as a result of our increased activity in Israel further contributed to the reduction in general and administrative costs by $459,000.

Consulting Fees
Consulting fees for the three months ended June 30, 2012 were $148,000, a decrease of $84,000 from $232,000 when compared to the three months ended June 30, 2011.  Consulting fees include costs incurred in employing various technical and corporate consultants who advised us on a variety of matters.

This decrease is mostly a result of a decrease in fees paid in the three months ended June 30, 2011 to consultants to assist in our financing efforts and not incurred the current three month period of 2012.

Consulting fees for the six months ended June 30, 2012 were $374,000, a decrease of $53,000 from $427,000 when compared to the six months ended June 30, 2011.  Consulting fees include costs incurred in employing various technical and corporate consultants who advised us on a variety of matters.

This decrease is mostly a result of a decrease in fees paid in the three months ended June 30, 2011 to consultants to assist in our financing efforts which was not incurred in the current six month period of 2012.

Professional Fees
Professional fees for the three months ended June 30, 2012 were 331,000 compared with $198,000 for the three months ended June 30, 2011.  This increase of $133,000 is mostly a result of additional legal and tax consultant fees incurred during the past three months related to our tax restructuring and our increased presence in Israel.  Professional fees include general counsel, audit and review costs and tax advisors to assist with tax and securities compliance.

Professional fees for the six months ended June 30, 2012 were $504,000 compared with $390,000 for the six months ended June 30, 2011.  This increase of $114,000 is mostly a result of additional legal and tax consultant fees incurred during the past six months related to our tax restructuring and our increased presence in Israel.

Depletion and depreciation
Depletion and depreciation increased to $104,000 during the three months ended June 30, 2012 from $81,000 during the three months ended June 30, 2011.  As a result of our production from the Tarapur 1 field we had depletion of $95,000 or $54.82 per BOE and depreciation of $9,000 for the three months ended June 30, 2012, as compared to depletion of $70,000 or $45.47 per BOE and depreciation of $11,000 for the same three months in 2011.  The increase in depletion is a result of a small increase in the oil production for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and an increase in the amortization base as at June 30, 2012 as compared to June 30, 2011.

Depletion and depreciation increased to $214,000 during the six months ended June 30, 2012 from $175,000 during the six months ended June 30, 2011.  As a result of our production from the Tarapur 1 field we had depletion of $194,000 or $51.26 per BOE and depreciation of $10,000 for the six months ended June 30, 2012, as compared to depletion of $153,000 or $46.55 per BOE and depreciation of $22,000 for the same six months in 2011.  The increase in depletion is a result of a small increase in the oil production for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and an increase in the amortization base as at June 30, 2012 as compared to June 30, 2011.

Impairment of oil and gas properties
For the three and six months ended June 30, 2012, we incurred $1.04 million of impairment of oil and gas properties compared to $nil for the three and six months ended June 30, 2011.  Any impairment to unproved properties is transferred to our full cost pool of proved properties which is subject to a ceiling test limitations and impairment charges is recorded if the net capitalized cost of proved oil and gas properties exceed the ceiling test limitations.

Other

We capitalized certain overhead costs directly related to our exploration activities in  India.  During the three months ended June 30, 2012, we capitalized overhead costs totaling $124,000 as compared to $182,000 during the three months ended June 30, 2011.  Included in the amounts above are stock-based compensation costs capitalized of $4,000 for the three months ended June 30, 2012 compared with $87,000 for the three months ended June 30, 2011.

During the six months ended June 30, 2012, we capitalized overhead costs totaling $198,000 as compared to $374,000 during the six months ended June 30, 2011.  Included in the amounts above are stock-based compensation costs capitalized of $12,000 for the six months ended June 30, 2012 compared with $185,000 for the six months ended June 30, 2011.

The treatment of capitalized overhead costs remained consistent with the comparable quarter and includes costs relating to personnel, consultants, their travel and stock-based compensation and capitalized depreciation on support equipment directly associated with the advancement of our oil and gas interests.

Reserve Report
As a result of the approval of the Tarapur 1 field development plan by the Management Committee in April 2009 and the completion of an independent reserve report dated January 1, 2012 by Chapman Petroleum Engineering Ltd., we estimate reserves in the Tarapur 1 field as at December 31, 2011 as follows:

Reserves Category	Oil (MBbls)	Natural Gas (MMcf)
PROVED
Developed	23	59
Undeveloped	228	138
TOTAL PROVED	251	197

Probable
Developed	217	312
Undeveloped	260	273
Possible
Developed	-	-
Undeveloped	-	-

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. We must make an assessment of our ability to fulfill current liabilities and to meet future exploration requirements in the normal course of business.  This assessment requires estimates regarding future uncommitted financing, future costs of exploration programs, timing of activities, future oil and gas prices, amongst other things.  Should those estimates be materially incorrect, our ability to continue as a going concern would be impaired and our unaudited consolidated financial statements as at and for the six months ended June 30, 2012 could require material adjustments to the value of the assets and liabilities.  These unaudited consolidated financial statements do not reflect any such adjustments or reclassifications.

At June 30, 2012, our cash and cash equivalents were $14.2 million (December 31, 2011 - $10.5 million) of which $13.9 million is committed to carry out the exploration activities of the Myra and Sara joint venture and not available to us for use in general operations or other exploration activities. The residual cash of $0.3 million is available to us for general operations.  The majority of this balance is being held in U.S. funds, of which $6.6 million is held in term deposits.  At June 30, 2012, we had current assets of $67.5 million and current liabilities of $70.4 million, or a working capital deficiency of 2.9 million.

Our existing cash balance at June 30, 2012 and our anticipated cash flow from operating activities are not sufficient to satisfy our current obligations and meet our exploration commitments of $18.1million and $33.6 million over the twelve months ending June 30, 2013 and the thirty months ending December 30, 2014, respectively.  To meet these obligations, we deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests.  If these activities are unsuccessful, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures and possibly curtail other of our activities.

Subsequent to June 30, 2012, we sold 8,500,000 common shares of ILDE for net proceeds of $1.4 million.  On July 31, 2012, ILDE elected not to exercise its right to subscribe for and purchase up to 16,466,639 Units and accordingly those rights expired and were unexercised.  In the event that we do not obtain the necessary uncommitted financing as described above, we may be required to liquidate our investments in ILDE shares in the near term, on an off-market basis transaction.

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

Six months ended June 30, 2012 and 2011
Overall cash and cash equivalents increased by $3.7 million from $10.5 million at December 31, 2011 to $14.2 million at June 30, 2012.  The reasons for the net increase in cash and cash equivalents can be attributed to the following activities:

Net cash used in operating activities during the six months ended June 30, 2012 was $1.3 million as compared to $3.8 million for the six months ended June 30, 2012.  The reduction in the use of cash is mainly related to a reduction of our general and administrative costs and consulting fees offset by an increase in our professional fees.

Net cash provided by our investing activities during the six months ended June 30, 2012 was $4.7 million as compared to $2.7 million during the six months ended June 30, 2012.  This increase is a result of a release of $9.5 million of restricted deposits mostly attributable to the return of the restricted term deposit securing the letter of credit of $16 million for the mobilization of the drilling rig in Israel.  The increase is offset by the increase in our oil and gas property additions of $5.3 million due mostly to our drilling program in Israel.  This compared to oil and gas property additions of $3.4 million for the six months ended June 30, 2011.

Cash provided by financing activities for the six months ended June 30, 2012 $0.3 million as compared to $nil for 2011.  During the six months ended June 30, 2012 we completed two private placement offerings.

(i) On March 2, 2012 we issued 2.5 million Units at a price of $0.25 per Unit for gross proceeds of $625,000 less share issuance costs of $134,541.  Each Unit consists of one common stock and one warrant. The holder of each warrant is entitled to purchase one common stock of the Company at an exercise price of $0.32 per common stock expiring on March 2, 2014.

(ii) On May 17, 2012, we entered into subscription agreements with certain investors for the issuance of 3,853 Units at US$220 per Unit for gross proceeds of $847,660 less share issuance costs of $248,492.  Each Unit consists of 1,000 shares of common stock and 750 warrants expiring on July 31, 2012 (the “July Warrants”) plus 750 warrants expiring on March 31, 2013 (the “March Warrants”).  Each July Warrant entitles the holder thereof to acquire one share of common stock at an exercise price of $0.26.  Each March Warrant entitles the holder thereof to acquire one share of common stock at an exercise price of $0.30. Net proceeds of $791,452 were received subsequent to June 30, 2012.

Capital Resources
We expect our exploration and development activities pursuant to our PSCs in India will continue through 2012 in accordance with the terms of those agreements.  During the year 2012 and up to March 31, 2013, based on the current budgets in India, we anticipate drilling six exploratory wells and ten core wells; completion of the acquisition, processing and interpretation of our DS-04 2D seismic data; and completion of the acquisition, processing and interpretation of our KG Onshore 3D seismic data.  We further expect to tie-in additional oil wells in Tarapur along with the Tarapur G gas well and to continue with the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore Block in which we have a carried interest.  Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in.  If the Government of India approves the increase to our participating interest in the KG Onshore Block to 20%, our obligations to fund the 3D seismic acquisition and the exploratory drilling on the block will increase.

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

In addition, we may during 2012 seek to participate in joint ventures bidding for the acquisition of oil and gas interests in Israel, India, Colombia and other countries.  As of August 10, 2012 we have not entered into any binding agreements with respect to such activities.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, although there are no present plans to do so, as opportunities arise we may seek to acquire minority participating interests in exploration blocks where PSCs or Licenses have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

As of August 10, 2012 the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that will be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.  We are unable to estimate the terms on which such capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements.

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at June 30, 2012 were not substantially different than at December 31, 2011.

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

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2010 were $1.447 billion (10% being $144.7 million of which 50% is for the account of Roy Group (Mauritius) Inc.).  Further, based upon the budget  total costs projected for the period April 1, 2010 to June 30, 2012 were $1.622 billion (10% being $162.2 million).  Therefore, we estimate that the amount of GSPC’s claim as of June 30, 2012 to be approximately $306.9 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc. We believe that the likelihood of an unfavourable outcome of this dispute is remote and accordingly, as at June 30, 2012, no amount has been accrued in the consolidated financial statements. We dispute this assertion of GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by us to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting we have again met with senior management of GSPC to continue our effort to reach an amicable resolution.  However, no settlement agreement has been reached as of August 10, 2012 and there can be no assurance that this matter will be settled amicably.

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

We believe that the assumptions, judgments and estimates involved in the going concern assessment, fair value of non-monetary transactions, impairment assessment of oil and gas properties, fair value of available for sale investment, asset retirement obligation and share-based payment arrangements have the greatest potential impact on our unaudited consolidated financial statements.  These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

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

KG Offshore Block
During the six months ended June 30, 2012, the Field Development Plan (“FDP”) on the Deen Dayal West (“DDW”) gas condensate field continues to push forward. The FDP envisages a total of 11 new wells and the re-completion of the four existing wells at DDW.

Drilling commenced on September 12, 2011 with the Jack-up rig Deep Driller-1 (“DD-1”). The DD-1 has completed the drilling of the initial section of four development wells from the DDW Well Head Platform. The Nabors platform rig  moved to the DDW Well Head Platform to complete the drilling of the four development wells as well as the seven remaining planned development wells. Currently, the Nabors platform rig is drilling the first of eleven wells, theDDW-D1well.

The DD-1 rig now completed drilling an appraisal well, the DDE-A2 to the planned measured depth of 5,705 meters within the Deen Dayal East fault block and the well is currently being tested.

KG Onshore Block
The Operator of the KG Onshore Block has floated tenders for the major components of the drilling program which include the drilling rig, casing, wellhead, liner hanger, cementing, bulk handling plant, directional drilling & measurement while drilling, Mud Engineering & Waste Management and coring.  The Company anticipates these tenders to be awarded in the third quarter of 2012.  The ancillary tenders for items such as wireline logging, mud logging and well testing are currently being finalized and are expected to be floated shortly.

Management anticipates the drilling of the first of three shallow wells will commence by the end of the third quarter 2012 and one deep high pressure high temperature well will commence drilling by the first quarter of 2013.

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

A gas discovery (ANK-41S) has also been notified within this 172 square kilometer area. GSPC, as operator, has submitted an appraisal plan for ANK-41S and is pursuing government approvals for completion of the appraisal program.

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

DS 04 Block
It is our intention as Operator of this block to drill ten core holes to a depth of 500 meters. The acquisition of a 500 line kilometer 2D seismic survey has been completed.  We have applied for six months extension of Phase I from June 7, 2012 to December 6, 2012 and currently, waiting for the Government of India approval.

RJ20 and RJ21 Blocks
The Operator has budgeted to drill two wells during the period April 1, 2012 to March 31, 2013 to a depth of 1,500 meters on the RJ20 Block. On May 7, 2012, OIL spudded a third exploratory well at Punam-1 in the RJ-20 block to a planned target depth of 1,250 meters and on June 22, 2012, drilling operations were completed.  This well is currently being tested based on positive indications of oil-bearing formations within the targeted Bilara-Jodhpur reservoirs.  The Punam-1 is the third well in a twelve well exploratory program for RJ20 Block.  Based on this oil discovery, the consortium applied for a second extension of twelve months of Phase I from July 21, 2012 to July 20, 2013.  Currently, we are waiting for the Government of India approval

With regard to Block RJ21, the Operator, along with Hindustan Petroleum Corporation Limited have proposed to relinquish the block without applying for the first six-month extension and has communicated the same to the Government of India. We disagree with this relinquishment and have written to the Government of India to grant us the first six-month extension to allow us to complete our share of the minimum work program commitment.    However, such arrangements were not approved by the Government of India and in July 2012, the Government of India invoked the bank guarantee of $897,500 provided for this block and put the joint venture consortium in default forcing all the parties to relinquish their interest.  In addition, we have recognized a provision for potential financial penalties of $0.9 million towards estimated costs of the unfinished minimum work program of Phase I.

Myra and Sara Licenses
On October 6, 2010, we commenced exploration activities in Israel by entering into a Joint Operating Agreement with a consortium involved in two existing oil and gas licenses located in deep water off the coast of Israel.  We became the operator of both the Myra and Sara licenses and have completed the processing and interpretation of 1,360 square kilometers of previously acquired 3D seismic data.

On April 17, 2012, we finalized the terms of and entered into with a third party a Drilling Contract for an existing Drill Rig and Associated Services for the Semi-submersible Drilling Rig, the Noble Homer Ferrington. Under the terms of the agreement, on December 1, 2011, we posted a letter of credit and made a cash payment on behalf of ourselves and our joint venture partners, to prepay for 118 drilling days for the Drilling Rig.  The Noble Homer Ferrington is a 4th Generation Enhanced Pacesetter design Semi-submersible rig capable of drilling in water depths of up to approximately 2,100 meters (7,000 feet).

On June 27, 2012, the drilling of the Myra-1 well commenced.  The Myra-1 is located approximately 80 kilometers off the coast of Israel in approximately 1,500 meters of water.  The Myra-1 well is to be drilled vertically to an approximate depth of 5,200 meters Total Vertical Depth Subsea (TVDSS).  On August 6, 2012, we announced that we had encountered a stuck pipe incident while drilling the well which could not be released.  As we could no longer continue the drilling according to the original plan, after consultation with the partners, we decided to side-track the current hole and continue the drilling to reach the gas target.

Upon completion of the Myra-1 well, the drilling rig will move to the Sara-1 location, which is approximately 60 kilometers off the coast of Israel in approximately 1,400 meters of water.  The Sara-1 well is planned to be drilled vertically to approximately 4,000 meters TVDSS.

Samuel License
On August 1, 2010, we were granted an offshore license from the state of Israel where we became the co-operator of the Samuel license through our partnership with Adira Energy and a commonly owned Israeli company, Adira Geo Global Ltd.

A 43 square kilometer 3D seismic acquisition program on the Samuel license was completed in July 2011. Internal processing and interpretation of the 3D seismic data is currently underway.  The summary interpretation report was submitted to the Ministry prior to the deadline of April 1, 2012.  On July 3, 2012 we announced the approval by the Ministry for the extension of the dates for the execution of a drilling contract from July 1, 2012 to October 31, 2012 and the spudding of the first well on the Samuel license from July 1, 2012 to April 30, 2013.  A further new milestone to the Samuel license of completing an environmental study by July 10, 2012 was also completed.

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

Foreign Currency Exchange Risk
Substantially, all of our cash and cash equivalents are held in U.S. dollars or U.S. dollar denominated securities.  Certain of our expenses are fixed or denominated by foreign currencies including the Canadian dollar, the Indian rupees and the Israeli shekel.  We are exposed to market risks associated with fluctuations in foreign currency exchange rates related to our transactions denominated in currencies other than the U.S. dollar.

At June 30, 2012, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At June 30, 2012, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on our evaluation of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act), during the six months ended June 30, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the six months ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $2.7 million, used $1.3 million of cash flow in our operating activities and had an accumulated deficit of $62.9 million.  These matters raise substantial doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration and development programs.  Our existing cash balance at June 30, 2012 and our anticipated cash flow from operating activities are not be sufficient to satisfy current obligations and meet our exploration and development commitments.  Development activities within our blocks and licenses that are unable to achieve production in the short term may need to be deferred or curtailed.  We are considering various alternatives to remedy any future shortfall in capital.  We deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, which could include the sale of oil and gas interests or participation arrangements in oil and gas interests that may be available.  If these activities are unsuccessful, we may be forced to substantially curtail or cease our exploration, appraisal and development expenditures and possibly curtail other of our activities, which could lead to our inability to meet all of our commitments.

Subsequent to June 30, 2012, we sold 8,500,000 common shares of ILDE for net proceeds of $1.4 million.  On July 31, 2012, ILDE elected not to exercise its right to subscribe for and purchase up to 16,466,639 Units and accordingly those rights expired and were unexercised.  In the event that we do not obtain the necessary uncommitted financing as described above, we may be required to liquidate our investments in ILDE shares in the near term, on an off-market basis transaction.

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

We estimate the amount of GSPC’s claim as of June 30, 2012 to be approximately $306.9 million plus interest, of which 50% is for the account of Roy Group (Mauritius) Inc.

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

Our Activities Are in Pre-Production Stage And We Have a Very Limited Operating History. Our Reserves Of Oil And Gas Are Not Material. We Anticipate Future Losses and There Is No Assurance Of Our Success
We are in the early stage of developing our operations.  We have a very limited operating history and we have realized very limited revenues from our activities.  We do not have material reserves of oil and gas as June 30, 2012.

Our activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  We also have exploration activities in Israel and Colombia; however those activities are in the very early stages of exploration.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct the exploration and development activities on the areas offshore and onshore in accordance with the terms of the production sharing and other contracts to which we are a party.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons discovered.  As of June 30, 2012, there are no or limited facilities for the delivery and storage of hydrocarbons in the areas covered by our PSCs and licenses.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2012, we entered into subscription agreements with certain investors for the issuance of 3,853 units (“Units”) at US$220.00 per Unit. The offering was made to a small group of investors outside of the United States in reliance on Rule 903 of Regulation S under the Securities Act of 1933 (the “Securities Act”), as amended, for gross proceeds of $847,660.  Poalim IBI Underwriting Ltd. and Meitav Issuing and Finance Ltd. acted as placement agents for the transaction and in connection therewith, we paid them an aggregate amount of $56,188 in placement fees.

Under the terms of the Agreements, each Unit consist of 1,000 common shares, par value $0.001 per share (“Common Stock”) and 750 warrants that expired on July 31, 2012 (the “July Warrants”) and 750 warrants expiring on March 31, 2013 (the “March Warrants” and, together with the July Warrants, the “Warrants”).  Each Warrant entitles the holder to purchase one share of Common Stock. The July Warrants had an exercise price of US$0.26 per share of Common Stock and the March Warrants have an exercise price of US$0.30 per share of Common Stock.  None of the July Warrants were exercised.

The Units were sold without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Regulation S promulgated thereunder.  The sale was made outside the United States and the Units were sold without any general solicitation by the Company or its representatives.

Pursuant to the terms of the subscription agreements, the Company filed a Form S-3 Registration Statement on May 24, 2012 (as amended by Amendment No. 1, filed June 18, 2012 and declared effective on June 28, 2012, the “Registration Statement”) (file no. 333-181673), to register the Common Stock and the Common Stock underlying the Warrants and thereby enable the resale of the Common Stock.  The Company will not receive any proceeds from the resale of the Common Stock under such Registration Statement.

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

GEOGLOBAL RESOURCES INC.

August 10, 2012	By: /s/ Sunil S. Karkera
Sunil S. Karkera
Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)