Form 10-Q
period 2012-09-30
GEOGLOBAL RESOURCES INC.
filed 2012-11-16
CIK 896726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012;
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission file number:   1-32158

GEOGLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0464753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #200, 625 – 4 Avenue SW, Calgary, Alberta, Canada	T2P 0K2
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	+1 403-777-9250

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

The number of shares outstanding of the registrant’s common stock as of November 16, 2012 was 138,343,051.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
QUARTERLY REPORT ON FORM 10-Q

		Page No.

	PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011 and for the period from inception on August 21, 2002 to September 30, 2012	4

	Unaudited Consolidated Statements of Stockholders' Equity as at September 30, 2012 and December 31, 2011 and for the period from inception on August 21, 2002 to September 30, 2012	5

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and for the period from inception on August 21, 2002 to September 30, 2012	6

	Notes to the Unaudited Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4.	Controls and Procedures	27

	PART II OTHER INFORMATION

ITEM 1A.	Risk Factors	28

ITEM 6.	Exhibits	30

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011

Assets
Current
Cash and cash equivalents (note 17)	10,055,396	10,480,734
Accounts receivable (note 17)	25,661,507	19,615,153
Restricted deposits (notes 4 and 17)	32,238,000	40,378,075
Available for sale investment (note 5)	702,155	--
Prepaid expenses and deposits (note 17)	224,736	573,300
	68,881,794	71,047,262

Equity method investment (note 7)	2,047,099	1,340,262
Property and equipment (notes 6 and 10)	45,229,522	42,580,105

	116,158,415	114,967,629

Liabilities
Current
Accounts payable (note 17)	81,081,267	72,356,548
Accrued liabilities	2,004,584	555,236
Due to related companies (note 11)	30,263	66,330
	83,116,114	72,978,114

Deferred income taxes	46,284	42,471
Asset retirement obligation	769,223	724,241
	83,931,621	73,744,826
Stockholders' Equity
Capital stock (notes 8, 9 and 10)
Authorized
250,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued
138,343,051 common shares (December 31, 2011 – 99,213,572)	123,751	84,622
Additional paid-in capital	107,853,450	101,305,069
Deficit accumulated during the development stage	(75,750,407)	(60,166,888)
	32,226,794	41,222,803

	116,158,415	114,967,629

See Going Concern (note 2), Commitments (note 14), Contingencies (note 15) and Subsequent events (notes 4 and 14). The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended Sept 30, 2012	Three months ended Sept 30, 2011	Nine months ended Sept 30, 2012	Nine months ended Sept 30, 2011	Period from Inception, Aug 21, 2002 to Sept 30, 2012

Revenue and other income
Oil and gas sales	108,536	195,300	378,849	446,326	2,390,664
Interest income	3,271	7,528	10,785	27,730	5,957,488
Gain on sale of equipment	--	--	--	--	42,228
	111,807	202,828	389,634	474,056	8,390,380

Expenses
Operating	33,958	35,528	106,046	103,758	516,562
General and administrative	120,826	825,650	932,736	3,125,269	18,370,195
Consulting fees	65,706	225,258	439,415	652,612	8,617,202
Professional fees	382,210	278,690	886,458	668,223	6,847,274
Depletion and depreciation (note 6)	94,301	46,881	308,631	221,565	2,184,013
Accretion	14,994	11,239	44,982	39,369	227,301
Foreign exchange (gain)/loss	39,505	20,624	(20,038)	12,970	124,143
Loss on and impairment of available for sale investment (note 5)	2,654,442	--	2,654,442	--	2,654,442
Impairment of oil and gas properties	9,562,000	--	10,601,000	--	41,358,015
	12,967,942	1,443,870	15,953,672	4,823,766	80,899,147

Net loss before tax	(12,856,135)	(1,241,042)	(15,546,038)	(4,349,710)	(72,508,767)

Current income tax expense	(2,931)	(18,259)	(15,668)	(51,469)	(121,356)
Deferred income tax benefit (expense)	(3,304)	3,837	(3,813)	14,615	(46,284)
Net loss	(12,862,370)	(1,255,464)	(15,583,519)	(4,386,564)	(72,676,407)

Warrant modification	--	--	--	--	(3,074,000)

Net loss attributable to common stockholders	(12,862,370)	(1,255,464)	(15,583,519)	(4,386,564)	(75,750,407)

Basic and diluted net loss per share (note 12)	(0.10)	(0.02)	(0.12)	(0.05)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares #	Capital Stock $	Additional paid-in capital $	Accumulated Deficit $	Stockholders’ Equity $
For the period from inception August 21, 2002 to December 31, 2009
Common stock issued	58,150,068	58,214	76,660,911	--	76,719,125
Capital stock of GeoGlobal at August 29, 2003	14,656,688	14,657	--	10,914,545	10,929,202
Elimination of GeoGlobal capital stock in recognition of reverse takeover	(1,000)	(14,657)	--	(10,914,545)	(10,929,202)
Share issuance cost	--	--	(4,778,844)	--	(4,778,844)
2007 Compensation Options	--	--	705,456	--	705,456
2005 Stock Purchase Warrant modification	--	--	3,074,000	(3,074,000)	--
2005 Compensation Option & Warrant modification	--	--	504,000	--	504,000
Stock-based compensation	--	--	11,988,255	--	11,988,255
Net loss	--	--	--	(25,696,423)	(25,696,423)
Balance as at December 31, 2009	72,805,756	58,214	88,153,778	(28,770,423)	59,441,569

Common stock issued	9,941,177	9,941	8,440,059	--	8,450,000
Share issuance costs	--	--	(463,804)	--	(463,804)
Stock-based compensation	--	--	969,964	--	969,964
Net loss	--	--	--	(18,788,624)	(18,788,624)
Balance as at December 31, 2010	82,746,933	68,155	97,099,997	(47,559,047)	49,609,105

Common stock issued	16,466,639	16,467	3,935,526	--	3,951,993
Share issuance costs	--	--	(625,000)	--	(625,000)
Stock-based compensation	--	--	894,546	--	894,546
Net loss	--	--	--	(12,607,841)	(12,607,841)
Balance as at December, 2011	99,213,572	84,622	101,305,069	(60,166,888)	41,222,803

Common stock issued (note 8)	39,129,479	39,129	6,740,167	--	6,779,296
Share issuance costs (note 8)	--	--	(571,446)	--	(571,446)
Stock-based compensation (note 10)	--	--	379,660	--	379,660
Net loss	--	--	--	(15,583,519)	(15,583,519)
Balance as at September 30, 2012	138,343,051	123,751	107,853,450	(75,750,407)	32,226,794

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended Sept 30, 2012	Nine months ended Sept 30, 2011	Period from Inception, August 21, 2002 to Sept 30, 2012
Cash flows provided by (used in) operating activities:
Net loss	(15,583,519)	(4,386,564)	(72,676,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	44,982	39,369	227,301
Asset impairment	10,601,000	--	41,358,015
Depletion and depreciation	308,631	221,565	2,184,013
Gain on sale of equipment	--	--	(42,228)
Stock-based compensation (note 10)	251,130	580,915	8,459,324
Compensation option and warrant modification	--	--	504,000
Deferred income taxes benefit (expense)	3,813	(14,615)	46,284
Loss on and impairment of available for sale investment (note 5)	2,654,442	--	2,654,442
Changes in non-cash working capital (note 16)	267,928	143,497	633,889
	(1,451,593)	(3,415,833)	(16,651,367)
Cash flows provided by (used in) investing activities:
Oil and natural gas property additions	(13,411,855)	(6,556,417)	(79,710,752)
Other property and equipment additions	(18,662)	(18,405)	(1,616,346)
Proceeds on sale of equipment	--	--	82,800
Cash acquired on acquisition	--	--	3,034,666
Restricted deposits (note 4)	8,140,075	5,773,000	(33,408,000)
Investment in equity investee	(706,837)	(1,048,383)	(2,047,099)
Proceeds on sale of available for sale investment (note 5)	1,760,636		1,760,636
Changes in non-cash working capital (note 16)	4,172,282	4,537,704	56,580,218
	(64,361)	2,687,499	(55,323,877)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock and warrant (note 8)	1,473,648	--	89,487,806
Share issuance costs	(383,032)	--	(5,545,224)
Changes in non-cash working capital (note 16)	--	--	(1,911,942)
	1,090,616	--	82,030,640
Net increase (decrease) in cash and cash equivalents	(425,338)	(728,334)	10,055,396

Cash and cash equivalents, beginning of the period	10,480,734	7,751,105	--

Cash and cash equivalents, end of the period	10,055,396	7,022,771	10,055,396

Cash and cash equivalents
Current bank accounts	10,055,396	6,522,771	10,055,396
Short term deposits	--	500,000	--
	10,055,396	7,022,771	10,055,396

Cash taxes paid during the period	64,818	36,102

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

1.	Organization and Nature of Operations

The Company is engaged in the pursuit of oil and natural gas through exploration and development in India, Israel and Colombia.  The Company is a Delaware corporation with common stock listed and traded on the NYSE MKT under the symbol GGR.

As of September 30, 2012, the Company has not achieved its planned principal operations from its oil and gas operations.  Accordingly, the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Among the disclosures required by this status is that the Company’s financial statements be identified as those of a development stage enterprise.  In addition, the statements of operations and comprehensive loss, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time as the Company achieves planned principal operations.

2.	Going Concern

The Company has not achieved its planned principal operations and is considered to be in the development stage.  The Company’s exploration activities and overhead expenses are financed by way of equity issuance and to-date, oil and gas sales are incidental to the exploration process.

The Company’s financial statements as at and for the period ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2012, the Company incurred a net loss of approximately $15.6 million, used approximately $1.5 million of cash flow in its operating activities, used approximately $0.1 million in its investing activities and had an accumulated deficit of approximately $75.8 million.  As at September 30, 2012, the Company has working capital deficiency of approximately $14.2 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash balance at September 30, 2012 and anticipated cash flow from operating activities are not sufficient to satisfy its current liabilities and meet its exploration commitments of $15.1 million and $27.9 million, over the twelve months ending September 30, 2013 and the twenty-seven months ending December 31, 2014, respectively.  As at September 30, 2012 the Company has $10.1 million of cash and cash equivalents, of which $10.0 million is committed to carry out the exploration activities of the Myra and Sara joint venture – see note 17.  The residual cash of $0.1 million is available for general operations of the Company and to meet its current liabilities and exploration commitments of $15.1 million and $27.9 million as described above.

To meet its obligations, the Company will be required to divest certain oil and gas interests, subsidiaries or other available assets, including by entering into other financing arrangements typical in the industry such as farming out interests in oil and natural gas properties.  The Company will also continue to seek to raise capital through equity and debt markets.

The Company’s cash as at September 30, 2012, available for general operations of $0.1 million is not sufficient to meet its ongoing operational requirements.  Subsequent to September 30, 2012, the Company has curtailed staffing at its Canadian and Indian offices and rationalized other expenditures to minimize the ongoing operational requirements pending the outcome of uncommitted financing activities described above.  If these activities are unsuccessful, the Company will be forced to substantially curtail or cease exploration, appraisal and development expenditures and other operating activities.

The Company’s ability to continue as a going concern is dependent on the success of the operational and financing initiatives and the successfully completion of further exploration and development activities that will generate profitable operations from its oil and natural gas interests in the future.  The Company must make an assessment of its ability to fulfill current liabilities and to meet future exploration requirements in the normal course of business.  The assessment requires estimates regarding future uncommitted financing, future costs of exploration programs, timing of activities, future oil and gas prices, amongst other things.  Such estimates are subject to uncertainty and should our estimates be materially incorrect, the Company’s ability to continue as a going concern would be impaired and these unaudited consolidated financial statements could require material adjustments to the value of assets and liabilities.  These unaudited consolidated financial statements do not reflect any such adjustments or reclassifications.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

3.	Significant Accounting Policies

Basis of presentation
The accompanying unaudited consolidated financial statements of the Company are presented in United States dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these unaudited consolidated financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at September 30, 2012 and December 31, 2011, the results of operations and cash flows for the nine months ended September 30, 2012 and 2011 and for the period from inception of August 21, 2002 to September 30, 2012.

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

Significant estimates with regard to these unaudited consolidated financial statements include going concern assumptions, the valuation assessment of oil and natural gas properties, the estimated cost and timing related to asset retirement obligations,  stock-based compensation and contingencies.  The going concern assumptions and valuation of oil and natural gas properties contain material uncertainty, that if incorrect, could have a material adverse impact on these unaudited consolidated financial statements.

4.	Restricted Deposits

The Company, on behalf of the Myra and Sara Joint Venture has provided a letter of credit for $38,350,000 (December 31, 2011 - $54,350,000) regarding the mobilization of the rig and rig rental, which is secured by a restricted term deposit from the Company of $27,311,000 (December 31, 2011 - $39,110,000).  The balance amount in the letter of credit of $11,039,000 (December 31, 2011 - $15,128,000) is secured by a restricted term deposit pledged from a partner in the Myra and Sara Joint Venture which is included in the Company’s consolidated accounts receivable.

Pursuant to Israeli Customs Authorities, the Company, on behalf of the Myra and Sara Joint Venture, is required to post bank guarantees which represents an 8% to 12% Israeli Custom Duty required to release all imports of oil and gas equipment and supplies from Customs. These bank guarantees are secured by term deposits of the Company. Once the Custom Authorities are provided the appropriate documentation, documenting that these goods and supplies are exempt from Custom Duties under the Israeli Petroleum law, these bank guarantees are refundable.  As of September 30, 2012 term deposits amounting to $4,927,000 (December 31, 2011 - $534,000) are expected to be released on or before September 30, 2013.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

The restricted term deposits securing these bank guarantees are as follows and are expected to be released/mature in the next 12 months:

	September 30, 2012	December 31, 2011
	$	$
Exploration Blocks – India
Ankleshwar	--	734,075
Exploration Licenses - Israel
Myra and Sara	32,238,000	39,644,000
	32,238,000	40,378,075

Export Development Canada (EDC) provided performance security guarantees on behalf of the Company against the bank guarantees provided to the Government of India.  The performance security guarantees provided by EDC on behalf of the Company against these bank guarantees are as follows (see note 15):

	September 30, 2012	December 31, 2011
	$	$
Exploration Blocks – India
DS 03(1)	599,000	599,000
DS 04	741,000	728,000
KG Onshore	458,500	458,500
RJ 20	436,000	1,374,500
RJ 21(2)	--	897,500
	2,234,500	4,057,500

(1)
Subsequent to September 30, 2012, the Government of India invoked $270,000 of this bank guarantee to be applied towards the payment of cost of unfinished minimum work program and the balance of $329,000 of the bank guarantee will be released.

(2)	In July 2012, the Government of India invoked this bank guarantee, which is recorded as accrued liabilities payable to EDC in these unaudited consolidated financial statements (see note 14).

5.	Available For Sale Investment

On March 29, 2012, after receiving stockholder approval, the Company completed a Securities Purchase and Exchange Agreement with The Israel Land Development Company – Energy Ltd. (the “ILDE Transaction”). The Company received 28,402,262 common shares of ILDE in exchange for issuance of certain securities in the Company - see note 8(b).   In the third quarter of 2012, the Company sold 13,902,454 common shares of ILDE for net proceeds of $1,760,636 and recorded $744,170 to statement of operations as realized loss on sale of these common shares.  As at September 30, 2012, the Company owns 14,499,808 common shares of ILDE and subsequent to September 30, 2012, sold 10,000,000 common shares for net proceeds of $362,552.

ILDE’s common stock is listed and traded on the Tel Aviv Stock Exchange.  Fair value of this investment is measured on the reporting date using the closing price of ILDE’s shares traded on the Tel Aviv Stock Exchange.  The decrease in fair value is deemed other than temporary, accordingly impairment charges of $1,910,272 are recorded to the statement of operations.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

6.	Property and Equipment

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of various properties.

	September 30, 2012	December 31, 2011
	$	$
Oil and natural gas properties (using the full-cost method)
Unproved properties	46,590,483	43,540,400
Proved properties	40,864,057	30,348,218
Total oil and natural gas properties	87,454,540	73,888,618
Building	889,609	889,609
Computer, office and other equipment	643,939	625,277
Total property and equipment	88,988,088	75,403,504
Accumulated impairment of oil and natural gas properties	(41,358,015)	(30,757,015)
Accumulated depletion	(1,672,000)	(1,394,200)
Accumulated depreciation	(728,551)	(672,184)
Total property and equipment, net	45,229,522	42,580,105

The Company has capitalized $395,159 for the nine months ended September 30, 2012 (September 30, 2011 – $492,958) of general and administrative expenses directly related to exploration activities.  These amounts include $128,530 (September 30, 2011 – $210,673) of capitalized stock-based compensation expense and capitalized support equipment depreciation of $25,788 (September 30, 2011 - $29,980).

Impairment of Oil and Gas Properties

The Company performed a ceiling test calculation at September 30, 2012, to assess the ceiling limitation of its proved oil properties.  At September 30, 2012, the Company’s net capitalized costs of proved oil and natural gas properties were in excess of the ceiling limitation. Accordingly, for the three and nine months ended September 30, 2012, the Company charged $9,562,000 and $10,601,000, respectively, to the statement of operations for impairment charges.  The total impairment charged consists of $5,120,000 relating to the exploration licenses held in Israel and the balance of the exploration blocks held in India.

Subsequent to September 30, 2012, the Company incurred additional costs related to Sara-1 well of $1.15 million, which the Company anticipates recognizing as an impairment expense in the three month period ending December 31, 2012, based on preliminary drilling results.

7.	Equity Method Investments

The Company through a subsidiary, owns a 40% ownership of Adira Geo Global Ltd. which holds a 30% participating interest in the Samuel license in Israel.  Adira Geo Global is the designated operator of the Samuel license.  The Company’s ownership in Adira Geo Global is accounted for using the equity method.

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
September 30, 2012

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
September 30, 2012

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

The resulting allocation of the fair value to the common stock and warrants (included as additional paid-in capital) is $394,694 and $204,475 respectively, which is net of $248,490 of related share issuance costs.

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

Activity with respect to all warrants is presented below for the periods as noted:

	September 30, 2012		December 31, 2011
	Warrants #	Weighted Average Exercise Price $	Warrants #	Weighted Average Exercise Price $
Outstanding warrants at the beginning of period	3,117,647	1.00	8,717,363	5.44
Granted	43,338,774	0.28	--	--
Expired	(19,356,389)	0.24	(5,599,716)	7.91
Outstanding at the end of period	27,100,032	0.39	3,117,647	1.00
Exercisable at end of period	27,100,032	0.39	3,117,647	1.00

The weighted average remaining life by exercise price as of September 30, 2012 is summarized below:

	Outstanding Warrants #	Weighted Average Remaining Life (Months)	Exercisable Warrants #	Weighted Average Exercise Price $
Stock Purchase Warrants	27,100,032	16.4	27,100,032	0.39

10.	Stock Options

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

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

The following table summarizes stock-based compensation for employees, non-employee consultants and independent directors:

	Three months ended Sept 30, 2012	Three months ended Sept 30, 2011	Nine months ended Sept 30, 2012	Nine months ended Sept 30, 2011	Period from Inception August 21, 2002 to Sept 30, 2012
	$	$	$	$	$
Stock-based compensation
Unaudited Consolidated Statements of Operations
General and administrative	191,949	93,017	251,130	583,169	5,045,490
Consulting fees	--	--	--	(2,254)	3,413,834
	191,949	93,017	251,130	580,915	8,459,324
Unaudited Consolidated Balance Sheets
Property and equipment	116,209	25,444	128,530	210,673	5,773,102
	308,158	118,461	379,660	791,588	14,232,426

At September 30, 2012, the total compensation cost related to non-vested awards not yet recognized is $1,012,211 (December 31, 2011 – $64,723) which will be recognized over a weighted-average period of thirty-three months.  During the three and nine months ended September 30, 2012 and 2011, no options were exercised.

No income tax benefits have been recognized relating to stock-based compensation expense and no tax benefits have been realized from the exercise of stock options.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted average assumptions used in the valuation are disclosed in the following table:

	Three months ended Sept 30, 2012	Three months ended Sept 30, 2011	Nine months ended Sept 30, 2012	Nine months ended Sept 30, 2011
Fair value of stock options granted (per option)	--	$0.21	$0.30	$0.56
Risk-free interest rate	--	1.9%	0.7%	3.2%
Volatility	--	116%	108%	120%
Expected life	--	9.3 years	5.2 years	9.7 years
Dividend yield	--	0%	0%	0%

Activity with respect to all stock options is presented below for the periods as noted:

	September 30, 2012		September 30, 2011
	Shares #	Weighted Average Exercise Price $	Shares #	Weighted Average Exercise Price $
Outstanding options at beginning of period	4,590,000	2.53	4,550,000	2.72
Granted	4,480,000	0.39	1,280,000	1.04
Expired	(630,000)	3.06	(50,000)	1.18
Cancelled	(100,000)	0.23	--	--
Outstanding at the end of the period	8,340,000	1.36	5,780,000	2.36

Outstanding aggregate intrinsic value	$--		$--

Exercisable at the end of the period	3,943,334	2.45	5,013,501	2.54

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

The weighted average remaining life by exercise price as of September 30, 2012 is summarized below:

Range of Exercise Prices $	Outstanding Options #	Weighted Average Remaining Life Months	Exercisable Options #	Weighted Average Exercise Price $
0.01 - 0.99	5,054,800	67.9	658,134	0.43
1.00 - 1.99	1,239,000	91.7	1,239,000	1.36
2.00 - 2.99	323,800	91.9	323,800	2.25
3.00 - 4.99	1,472,400	55.6	1,472,400	3.69
5.00 - 5.99	200,000	38.8	200,000	5.07
6.00 - 6.99	50,000	27.0	50,000	6.87
	8,340,000	69.3	3,943,334	1.36

11.	Related Party Transactions

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

12.	Per Share Amounts

The following table presents the reconciliation between basic and diluted income per share:

	Three months ended Sept 30, 2012	Three months ended Sept 30, 2011	Nine months ended Sept 30, 2012	Nine months ended Sept 30, 2011
	$	$	$	$
Net loss available to common stockholders	(12,862,370)	(1,255,464)	(15,583,519)	(4,386,564)

Weighted average number of common stock outstanding:
Basic	125,193,969	82,746,933	128,499,202	82,746,933
Impact of securities convertible into common stock	--	--	--	21,340
Diluted	125,193,969	82,746,933	128,499,202	82,768,273

Per share amounts
Basic and diluted	(0.10)	(0.02)	(0.12)	(0.05)

Securities excluded from denominator as anti-dilutive:
Stock options	8,340,000	5,780,000	8,340,000	5,630,000
Warrants	27,100,032	3,117,647	27,100,032	3,117,647
	35,440,032	8,897,647	35,440,032	8,747,647

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

13.	Segmented Information

The majority of the Company’s oil and natural gas exploration activities is conducted in India.  All of the oil and gas sales are generated from India and are sold within Indian markets.  Management of the Company considers the operations of the Company on a country-by-country basis.  The following information relates to the Company’s geographic areas of operation.

	September 30, 2012	December 31, 2011
	$	$
Property and equipment, net
India	38,324,522	36,965,510
Israel	6,450,646	5,388,030
Other	454,354	226,565
	45,229,522	42,580,105

14.	Commitments

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

(3)
The Company applied for a six month extension, which has been approved and accordingly Phase I was to expire on August 15, 2012. The Company also experienced delays in obtaining certain pre-requisite permits from local government authorities. Such delays are considered excusable under the Government of India policy, and in April 2012, the Company has applied for an extension equivalent to the time of the delay. In September 2012, the Government of India approved an extension of 849 days (without set off) and Phase I now expires on December 12, 2014.  Accordingly, Phase II now expires on December 12, 2017.

(4)
The Company experienced delays in obtaining clearance from various departments of the Government of India which was required to conduct an aeromagnetic survey over the block.  Such delays are considered excusable under the Government of India policy, and as a result the Company had applied for an extension equivalent to the time of the delay.  In April 2012, the Company proposed to the Government of India to relinquish the block and waive off the unfinished work program of 12,000 line kilometers of aero-magnetic survey on the grounds of delay in obtaining the requisite clearance and approval.  However in November 2012, the Government of India invoked the bank guarantee of $270,000 to be applied towards the payment of cost of the unfinished minimum work program.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

(5)
The end date of Phase I for this block expired on June 6, 2012.  The Company applied for six months extension of Phase I from June 7, 2012 to December 6, 2012.  If approved, the expiration date of Phase I would be December 6, 2012.  The Company anticipates this application will be approved.

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

As described in note 2, the Company's existing cash balance at September 30, 2012 and the anticipated cash flow from operating activities are not sufficient to satisfy its current obligations and to meet its exploration commitments over the twelve months ending September 30, 2013 and the twenty-seven months ending December 31, 2014. To meet the Company’s obligations, it will be required to divest certain oil and gas interests, subsidiaries or other available assets, or seek other financing arrangements typical in the industry such as farming out interests in oil and natural gas properties.  The Company will also continue to pursue capital through equity and debt markets.  If these activities are unsuccessful, the Company will be forced to substantially curtail or cease exploration, appraisal and development expenditures as well as curtail other activities.

The anticipated payments due under these agreements in effect are as follows:

	Operating Leases	Production Sharing Contracts relating to India	Licenses relating to Israel
	$	$	$
2012 (remainder)	69,000	6,492,000	215,000
2013	65,000	10,456,000	550,000
2014	--	10,247,000	--
2015 and thereafter	--	--	--
	134,000	27,195,000	765,000

In June 2010, the Operator of the KG Onshore Block approved an increase of the Company’s participating interest from 10% to 20%, subject to Government of India approval.  Upon Government of India approval, the Company’s commitments would increase by $0.8 million in 2012, $7.6 million in 2013 and $10.2 million in 2014.  To date, the approval has not been granted.

The Company has office lease commitments in Calgary, Alberta, Canada and Herzliya, Israel which expire in January 2013 and July 2013, respectively.

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

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2011were $1.698 billion (10% being $169.8 million of which 50% is for the account of Roy Group (Mauritius) Inc.).   Further, based upon the budget, the total costs projected for the period April 1, 2011 to September 30, 2012 were $1.279 billion (10% being $127.9 million).  Therefore, management estimates that the amount of GSPC’s claim as of September 30, 2012 to be approximately $297.7 million plus interest, if any, of which 50% is for the account of Roy Group (Mauritius) Inc.  The Company disputes this assertion of GSPC.  The Company believes that the likelihood of an unfavourable outcome of this dispute is remote and accordingly, as at September 30, 2012, no amount has been accrued in the consolidated financial statements.  However, the fact of the dispute has been disclosed.

GEOGLOBAL RESOURCES INC.
(a development stage enterprise)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2012

The Company intends to vigorously protect its contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, the Company commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by the Company to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting the Company’s management has again met with senior management of GSPC to continue its effort to reach an amicable resolution.  However, no settlement agreement has been reached as of November 16, 2012 and there can be no assurance that this matter will be settled amicably.

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

16.	Supplemental Disclosure of Cash Flow Information

Changes in non-cash working capital were as follows:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
	$	$
(Increase) decrease in non-cash working capital
Accounts receivable	(6,046,354)	1,432,589
Prepaid expenses and deposits	348,564	(91,355)
Accounts payable	8,724,719	4,415,849
Accrued liabilities	1,449,348	(1,189,777)
Due to related companies	(36,067)	113,895
Net change in non-cash working capital	4,440,210	4,681,201
Relating to:
Operating activities	267,928	143,497
Investing activities	4,172,282	4,537,704
	4,440,210	4,681,201

17.	Supplemental Disclosure of Joint Venture Working Capital

The Company, through a wholly-owned subsidiary, and as Operator of the Myra and Sara licenses, controls the current assets and current liabilities held on behalf of the Myra and Sara joint venture until those assets are expended or liabilities settled through the exploration activities in the Myra and Sara licenses. The following table outlines the presentation of amounts included in these unaudited consolidated financial statements. The assets are committed to exploration activities in the Myra and Sara licenses and not available to the Company for use in general operations or other exploration activities.

	September 30, 2012	December 31, 2011
	$	$
Cash and cash equivalents	9,970,000	8,964,000
Accounts receivable	24,739,000	15,607,000
Restricted deposits	32,238,000	39,644,000
Prepaid expenses and deposits	32,000	265,000
Accounts payable	66,979,000	64,480,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are engaged, through our subsidiaries, in the pursuit of oil and natural gas reserves through exploration and development in India, Israel and Columbia.  At September 30, 2012, we had not yet achieved our planned principal operations from our oil and gas exploration activities which commenced on August 29, 2003.  Accordingly, our activities are considered to be those of a “Development Stage Enterprise”.  The recoverability of the costs we have incurred to date is uncertain and dependent upon achieving commercial production and sale of hydrocarbons, our ability to obtain sufficient financing to fulfill our obligations under the production sharing or other contracts we are a party to with respect to oil and natural gas exploration and development activities in India, Israel and Colombia and upon future profitable operations.  At present, our activities are being undertaken in four geological basins located offshore and onshore in India, one geological basin located offshore Israel and one geological basin located onshore in Colombia where reserves of oil or natural gas are believed by our management to exist.

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

Glossary of Certain Defined Terms:
All dollar amounts are stated in United States dollars
All meterage of drilled wells are measured depths unless otherwise stated

MBbls	-	thousand barrels
Mcf	-	thousand cubic feet
BOE	-	barrels of oil equivalent
GSPC	-	means Gujarat State Petroleum Corporation Limited of India
OIL	-	means Oil India Limited of India
ONGC	-	means Oil & Natural Gas Corporation Limited of India
PSC	-	means Production Sharing Contract
NELP	-	means National Exploration Licensing Policy
NIS	-	means New Israeli Shekels

Results of Operations for the three and nine months ended September 30, 2012 and 2011
For the three months ended September 30, 2012, we incurred a net loss of $12.9 million compared with a net loss of $1.3 million for the three months ended September 30, 2011.  This increased loss is mostly attributable to a $9.6 million and $2.7 million impairment of oil and gas properties and loss on and impairment of available for sale investment, respectively, recorded in the three months ended September 30, 2012 as compared to a nil impairment of oil and gas properties and loss on and impairment of available for sale investment in the same quarter in 2011. The total impairment charged consists of $5.1million relating to the exploration licenses held in Israel and the balance of $4.5 million to the exploration blocks held in India.

For the nine months ended September 30, 2012, we incurred a net loss of $15.6 million compared with a net loss of $4.4 million for the nine months ended September 30, 2011.  This increased loss is mostly attributable to $10.6 million and $2.7 million impairment of oil and gas properties and loss on and impairment of available for sale investment, respectively, recorded in the nine months ended September 30, 2012 as compared to a nil impairment of oil and gas properties and loss on and impairment of available for sale investment for the same period in 2011.  The total impairment charged consists of $5.1million relating to the exploration licenses held in Israel and the balance of $5.5 million to the exploration blocks held in India.

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Oil Production (barrels)	999	1,262	3,695	3,606
Oil Sales (barrels)	946	1,575	2,958	3,481
Gas Sales (Mcf)	3,512	2,850	9,460	7,995
Oil Sales	$85,000	$170,000	$313,000	$375,000
Gas Sales	$24,000	$25,000	$66,000	$71,000
Average Oil Price per Barrel	$89.42	$108.31	$105.83	$107.85
Average Gas Price per Mcf	$6.82	$8.67	$6.95	$8.87
Operating Costs	$34,000	$36,000	$106,000	$104,000
Operating Costs per BOE	$20.86	$19.95	$19.57	$20.47
Depletion	$83,500	$36,000	$278,000	$189,000
Depletion per BOE	$51.30	$20.21	$51.27	$37.29

The calculation of barrels of oil equivalent (BOE) is based on a conversion ratio of six thousand cubic feet (Mcf) of natural gas to one barrel (bbl) of crude oil to estimate relative energy content.  Readers are cautioned that this conversion may be misleading, particularly when used in isolation, since the 6 Mcf:1 bbl ratio is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent the value equivalency at the wellhead.

Oil and Gas Sales
All of our oil and gas sales are derived from production of six wells in India.  There are ten additional wells which are drilled, tested and awaiting tie-in to the oil tank storage facilities.  Further, associated natural gas from one gas well is being contained and sold while awaiting approval of a development plan for completion of a pipeline.

Oil and gas sales for the three months ended September 30, 2012 were $109,000 as compared to $195,000 for the three months ended September 30, 2011.  This decrease is mainly attributable to a decrease in the oil and gas production and sales for the three months ended September 30, 2012 combined with a decrease in the average oil and gas commodity price when compared to the same quarter for 2011.

Oil and gas sales for the nine months ended September 30, 2012 were $379,000 as compared to $446,000 for the nine months ended September 30, 2011.  This decrease is mainly attributable to a decrease in the oil and gas production and sales for the nine months ended September 30, 2012 combined with a decrease in the average oil and gas commodity price when compared to the same period for 2011.

Oil sales are currently based on the spot price based on discount to the Nigeria Bonny Light Crude bench mark.  To date, none of our production has been hedged. All our associated natural gas is sold to local markets at a firm contract price of $7.00 per Mcf adjusted for rebate/premium on account of calorific value.

Operating
Operating costs for the three months ended September 30, 2012 remained fairly constant at $34,000 or $20.86 per BOE compared to $36,000 or $19.95 per BOE for the three months ended September 30, 2011.  The operating costs include handling and processing charges, transportation costs and utilities, maintenance and tank rental charges and contain a fixed and variable portion.

Operating costs for the nine months ended September 30, 2012 also remained fairly constant at $106,000 or $19.57 per BOE compared to $104,000 or $20.47 per BOE for the nine months ended September 30, 2011.

General and Administrative
For the three months ended September 30, 2012, our general and administrative expenses decreased to $121,000 from $826,000 for the three months ended September 30, 2011.  This decrease is mostly attributable to management’s efforts on overall cost control combined with an increase in our overhead recoveries as a result of our drilling activity in Israel. Management’s efforts on overall cost control include a decrease in the Directors’ and Special Committee fees of $107,000, a decrease in salaries and benefits of $85,000, and a decrease in travel, hotel, advertisement and promotion of $64,000.  These efforts when combined with an increase in our overhead recoveries of $559,000 added to a significant decrease in overall general and administrative costs.

The decrease in the overall general and administrative costs were offset with an increase in stock-based compensation costs of $99,000 to $192,000 for the three months ended September 30, 2012 from $93,000 for the comparative three months in 2011.  These compensation costs are for stock-based compensation arrangements with employees and directors which are being expensed over their respective vesting periods of the related option grants.

General and administrative expenses also include other costs related to the corporate head office including rent and office costs, insurance, NYSE MKT listing and filing fees, investor relation services and transfer agent fees and services.

For the nine months ended September 30, 2012, our general and administrative expenses were $933,000, a decrease of $2,192,000 compared to $3,125,000 for the nine months ended September 30, 2011.  This decrease is mostly attributable to management’s efforts on overall cost control combined with an increase in our overhead recoveries as a result of our drilling activity in Israel.  Management’s efforts on overall cost control resulted in a reduction of $294,000 in the Directors’ and Special Committee fees and a decrease in salaries and benefits of $262,000, which mostly relate to bonuses in 2011 paid to directors and employees that was not paid in 2012.  These efforts when combined with an increase in our overhead recoveries as a result of our increased drilling activity in Israel further contributed to the reduction in general and administrative costs by $1,018,000.

These decreases combined with additional reductions in travel and hotel by $114,000, education and training of $19,000, bank guarantee fees of $132,000, and a decrease in stock-based compensation costs of $332,000 to $251,000 for the nine months ended September 30, 2012 compared to $583,000 for the nine months ended September 30, 2011 all contributed to a significant decrease in the Company’s overall general and administrative costs.

Consulting Fees
Consulting fees for the three months ended September 30, 2012 were $66,000, a decrease of $159,000 from $225,000 when compared to the three months ended September 30, 2011.  Consulting fees include costs incurred in employing various technical and corporate consultants who advised us on a variety of matters.

This decrease is a continuation of management’s efforts on cost control and mostly related to a decrease in fees from those paid during the three months ended September 30, 2011 to consultants to assist in our financing efforts that we did not incur during the current three month period of 2012.

Consulting fees for the nine months ended September 30, 2012 were $439,000, a decrease of $214,000 from $653,000 when compared to the nine months ended September 30, 2011.

This decrease is a continuation of managements’ efforts on cost control and mostly related to a decrease in fees from those paid during the nine months ended September 30, 2011 to consultants to assist in our financing efforts that we did not incur during the current nine month period of 2012.

Professional Fees
Professional fees for the three months ended September 30, 2012 were $382,000 compared with $279,000 for the three months ended September 30, 2011.  This increase of $103,000 is mostly a result of additional legal and tax consultant fees incurred during the past three months related to our tax restructuring and our increased presence in Israel.  Professional fees include general counsel, audit and review costs and tax advisors to assist with tax and securities compliance.

Professional fees for the nine months ended September 30, 2012 were $886,000 compared with $668,000 for the nine months ended September 30, 2011.  This increase of $218,000 is mostly a result of additional legal and tax consultant fees incurred during the past nine months related to our tax restructuring and our increased presence in Israel.

Depletion and depreciation
Depletion and depreciation increased to $94,000 during the three months ended September 30, 2012 from $47,000 during the three months ended September 30, 2011.  As a result of our production from the Tarapur 1 field we had depletion of $83,500 or $51.30 per BOE and depreciation of $10,500 for the three months ended September 30, 2012, as compared to depletion of $36,000 or $20.21 per BOE and depreciation of $11,000 for the same three months in 2011.  The increase in depletion is a direct result of the increase in the amortization base of our Indian full cost pool as at September 30, 2012.

Depletion and depreciation increased to $309,000 during the nine months ended September 30, 2012 from $222,000 during the nine months ended September 30, 2011.  As a result of our production from the Tarapur 1 field we had depletion of $278,000 or $51.27 per BOE and depreciation of $31,000 for the nine months ended September 30, 2012, as compared to depletion of $189,000 or $37.29 per BOE and depreciation of $33,000 for the same nine months in 2011.  The increase in depletion is a direct result of the increase in the amortization base of our India full cost pool as at September 30, 2012.

Impairment of oil and gas properties
For the three and nine months ended September 30, 2012, we recorded $9.6 and $10.6 million, respectively of impairment of the oil and gas properties compared to $nil for the three and nine months ended September 30, 2011.  Any impairment to unproved properties is transferred to our full cost pool of proved properties which is subject to a ceiling test limitations and impairment charges is recorded if the net capitalized cost of proved oil and gas properties exceed the ceiling test limitations.

Loss on and impairment of available for sale investment
For the three and nine months ended September 30, 2012, we recorded $2.7 million loss on and impairment of available for sale investment.  This loss on and impairment of available for sale investment can be split into two components.  During the year, we received 28.4 million common shares of ILDE as an available for sale investment, in exchange for the issuance of certain securities in our Company.  ILDE’s common stock is listed and traded on the Tel Aviv Stock Exchange.

During the third quarter of 2012, we sold 13.9 million shares of ILDE for a net loss of $0.8 million.  Fair value of this investment is measured on the reporting date using the closing price of ILDE’s shares traded on the Tel Aviv Stock Exchange.  As the decrease in fair value is deemed other than temporary, a further $1.9 million of impairment charges were recorded.

Other
We capitalized certain overhead costs directly related to our exploration activities in India.  During the three months ended September 30, 2012, we capitalized overhead costs totaling $198,000 as compared to $119,000 during the three months ended September 30, 2011.  Included in the amounts above are stock-based compensation costs capitalized of $116,000 for the three months ended September 30, 2012 compared with $25,000 for the three months ended September 30, 2011.
During the nine months ended September 30, 2012, we capitalized overhead costs totaling $395,000 as compared to $493,000 during the nine months ended September 30, 2011.  Included in the amounts above are stock-based compensation costs capitalized of $129,000 for the nine months ended September 30, 2012 compared with $211,000 for the nine months ended September 30, 2011.

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

Our ability to continue as a going concern is dependent upon the success of the operational and financing initiatives and the successful completion of further exploration and development activities that will generate profitable operations from our oil and natural gas interests in the future. We must make an assessment of our ability to fulfill current liabilities and to meet future exploration requirements in the normal course of business.  This assessment requires estimates regarding future uncommitted financing, future costs of exploration programs, timing of activities, future oil and gas prices, amongst other things.  Such estimates are a material uncertainty and should our assumptions be materially incorrect, our ability to continue as a going concern would be impaired and our unaudited consolidated financial statements as at and for the nine months ended September 30, 2012 could require material adjustments to the value of the assets and liabilities.  These unaudited consolidated financial statements do not reflect any such adjustments or reclassifications.

At September 30, 2012, our cash and cash equivalents were $10.1 (December 31, 2011 - $10.5 million) of which $10.0 million is committed to carry out the exploration activities of the Myra and Sara joint venture and not available to us for use in general operations or other exploration activities. The residual cash of $0.1 million is available to us for general operations.  During the nine months ended September 30, 2012, we incurred a net loss of approximately $15.6 million, used approximately $1.5 million of cash flow in our operating activities, used approximately $0.1 million in our investing activities and had an accumulated deficit of approximately $75.8 million.  As at September 30, 2012, we have a working capital deficiency of approximately $14.2 million.

Our existing cash balance available for general purposes of $0.1 million at September 30, 2012 and our anticipated cash flow from operating activities are not sufficient to satisfy our current obligations and meet our exploration commitments of $15.1 million and $27.9 million over the twelve months ending September 30, 2013 and the twenty-seven months ending December 30, 2014, respectively.  To meet these obligations, we will be required to divest certain oil and gas interests, subsidiaries or other available assets, including by entering into other financial arrangements typical in the industry, such as farming out interests in our oil and natural gas properties.  We will also continue to seek to raise capital through equity and debt markets.  Subsequent to September 30, 2012, we have curtailed staffing at our Canadian and Indian offices and rationalized other expenditures to minimize the ongoing operational requirements pending the outcome of uncommitted financing activities described above.  If these activities are unsuccessful, we will be forced to substantially curtail or cease exploration, appraisal and development expenditures and other operating activities.

Because of the uncertainty surrounding the outcome of uncommitted financing activities described above, there can be no assurance this capital will be available.  We believe that we will be able to raise additional capital which combined with our available cash resources will be sufficient to maintain our current level of activities through the next fiscal year.

We believe at this time that the outcome of the GSPC Carried Interest dispute, as further discussed below, will not have a material effect on our liquidity.

Nine months ended September 30, 2012 and 2011
Overall cash and cash equivalents decreased by $0.5 million from $10.5 million at December 31, 2011 to $10.0 million at September 30, 2012.  The reasons for the net decrease in cash and cash equivalents can be attributed to the following activities:

Net cash used in operating activities during the nine months ended September 30, 2012 was $1.5 million as compared to $3.4 million for the nine months ended September 30, 2012.  The reduction in the use of cash is mainly related to management’s efforts on cost controls with a reduction of our general and administrative costs and consulting fees which was slightly offset by an increase in our professional fees.

Net cash used in our investing activities during the nine months ended September 30, 2012 was $0.1 million as compared to $2.7 million provided by our investing activities during the nine months ended September 30, 2012.  This increase in the cash used is mostly a result of an increase in our oil and natural gas properties additions of $6.9 million due to our significant deep water exploration drilling program in Israel.  This increase is offset by the proceeds received from the sale of our available for sale investment of $1.8 million and net release of $2.3 million of restricted deposits from drilling program in Israel.

Cash provided by financing activities for the nine months ended September 30, 2012 $1.1 million as compared to $nil for 2011. During the nine months ended September 30, 2012 we completed the following two private placement offerings.

(i) On March 2, 2012 we issued 2.5 million Units at a price of $0.25 per Unit for gross proceeds of $625,000 less share issuance costs of $134,541.  Each Unit consists of one common stock and one warrant. The holder of each warrant is entitled to purchase one common stock of the Company at an exercise price of $0.32 per common stock expiring on March 2, 2014.

(ii) On May 17, 2012, we entered into subscription agreements with certain investors for the issuance of 3,853 Units at US$220 per Unit for gross proceeds of $847,660 less share issuance costs of $248,492.  Each Unit consists of 1,000 shares of common stock and 750 warrants expiring on July 31, 2012 (the “July Warrants”) plus 750 warrants expiring on March 31, 2013 (the “March Warrants”).  Each July Warrant entitled the holder thereof to acquire one share of common stock at an exercise price of $0.26.  The July Warrants were not exercised and have expired.  Each March Warrant entitles the holder thereof to acquire one share of common stock at an exercise price of $0.30. Net proceeds of $791,452 were received subsequent to September 30, 2012.

Capital Resources
We expect our exploration and development activities pursuant to our PSCs in India will continue through the remainder of 2012 and throughout 2013 in accordance with the terms of those agreements.  During the first quarter of 2013, based on the current budgets in India, we anticipate drilling our first shallow exploration well in the KG Onshore block as well as anticipate during the second and third quarters of 2013 to drill one additional exploration well and ten core wells.  We further expect to tie-in additional oil wells in Tarapur along with the Tarapur G gas well and to continue with the construction of the gas gathering and production facilities together with further development drilling on the KG Offshore Block in which we have a carried interest.  Additional expenditures may be incurred in connection with additional exploratory, appraisal and development wells we may participate in.

We expect our exploration activities pursuant to our licenses in Israel will continue through the remainder of 2012 and 2013 in accordance with the terms of those agreements.  During 2012, we completed the drilling of two deepwater exploration wells, one in each of our Myra and Sara licenses.  In addition, we have completed the processing and interpretation of the recently acquired 43 square kilometers of ocean bottom cable 3D seismic data and expect to commence drilling the first exploration well in our Samuel license by third quarter of 2013.

In addition, we may during 2013 seek to participate in joint ventures bidding for the acquisition of oil and gas interests in Israel, India, Colombia and other countries.  As of November 16, 2012 we have not entered into any binding agreements with respect to such activities.  We expect that our interest in any such ventures would involve a minority participating interest in the venture.  In addition, although there are no present plans to do so, as opportunities arise we may seek to acquire minority participating interests in exploration blocks where PSCs or Licenses have been heretofore awarded.  The acquisition of any such interests would be subject to the execution of a definitive agreement and obtaining the requisite government consents and other approvals.

As of November 16, 2012 the scope of any possible such activities has not been definitively established and, accordingly, we are unable to state the amount of any funds that will be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that when we seek to raise additional capital it will be through the divestment of certain oil and gas interests, subsidiaries or other available assets, including by entering into other financial arrangements such as farming out interest in oil and natural gas properties.  We will also continue to seek to raise capital through equity and debt markets.  We are unable to estimate the terms on which such capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements.

Our cash as at September 30, 2012, available for general operations of $0.1 million is not sufficient to meet our ongoing operational requirements.  Subsequent to September 30, 2012, we have curtailed staffing at our Canadian and Indian offices and rationalized other expenditures to minimize the ongoing operational requirements pending the outcome of uncommitted financing activities described above.  If these activities are unsuccessful, we will be forced to substantially curtail or cease exploration, appraisal and development expenditures and other operating activities.

Off-balance Sheet Arrangements
None.

Contractual Obligations
Our minimum exploration commitments under our production sharing contracts and other future lease payments at September 30, 2012 were not substantially different than at December 31, 2011.

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

Based upon the audited accounts of the joint venture for the KG Offshore Block, the total costs incurred to March 31, 2011 were $1.698 billion (10% being $169.8  million of which 50% is for the account of Roy Group (Mauritius) Inc.).  Further, based upon the budget  total costs projected for the period April 1, 2011 to September 30, 2012 were $1.279 billion (10% being $127.9 million).  Therefore, we estimate that the amount of GSPC’s claim as of September 30, 2012 to be approximately $297.7 million plus interest of which 50% is for the account of Roy Group (Mauritius) Inc. We believe that the likelihood of an unfavourable outcome of this dispute is remote and accordingly, as at September 30, 2012, no amount has been accrued in the consolidated financial statements. We dispute this assertion of GSPC.

We intend to vigorously protect our contractual rights in accordance with the dispute resolution process under the Carried Interest Agreement, the PSC and the Joint Operating Agreement as may be appropriate.  In September 2007, we commenced discussions with GSPC in an effort to reach an amicable resolution.  A number of draft settlement proposals have been put forward by us to GSPC seeking to settle this dispute amicably.  Subsequent to the October 2010 Management Committee meeting we have again met with senior management of GSPC to continue our effort to reach an amicable resolution.  However, no settlement agreement has been reached as of November 16, 2012 and there can be no assurance that this matter will be settled amicably.

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

We believe that the assumptions, judgments and estimates involved in the going concern assumptions, the valuation assessment of oil and gas properties, the estimated costs and timing related to asset retirement obligations, stock based compensation and contingencies have the greatest potential impact on our unaudited consolidated financial statements.  The going concern assumptions and valuation of oil and gas properties contain material uncertainty, that if incorrect, could have material adverse impact on our unaudited financial statements.  These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

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

KG Offshore Block
During the nine months ended September 30, 2012, the Field Development Plan (“FDP”) on the Deen Dayal West (“DDW”) gas condensate field continues to push forward. The FDP envisages a total of 11 new wells and the re-completion of the four existing wells at DDW.

Drilling commenced on September 12, 2011 with the Jack-up rig Deep Driller-1 (“DD-1”). The DD-1 has completed the drilling of the initial section of four development wells from the DDW Well Head Platform. The Nabors platform rig moved to the DDW Well Head Platform to complete the drilling of the four development wells as well as the seven remaining planned development wells. Currently, the Nabors platform rig is drilling the second of eleven wells, theDDW-D3well.

The DD-1 rig completed testing the appraisal well, the DDE-A2 within the Deen Dayal East fault block. The rig has subsequently been moved to drill another appraisal well, the DDW-EXT-1 to the planned measured depth of 5311 meters.

KG Onshore Block
The Operator of the KG Onshore Block has floated tenders for the major components of the drilling program which include the drilling rig, casing, wellhead, liner hanger, cementing, bulk handling plant, directional drilling & measurement while drilling, Mud Engineering & Waste Management and coring.  In third quarter of 2012, the Operator has ordered the casings, tubings and wellhead for the planned high pressure high temperature wells. The Company anticipates that the remaining tenders will be awarded in the fourth quarter of 2012.  The ancillary tenders for items such as wireline logging, mud logging and well testing are currently being finalized and are expected to be floated shortly.

We experienced delays in obtaining certain pre-requisite permits from local government authorities. Such delays are considered excusable under the Government of India policy, and in April 2012, we applied for an extension equivalent to the time of the delay. In September 2012, the Government of India approved an extension of 849 days (without set off) and Phase I now expires on December 12, 2014.  Accordingly, Phase II now expires on December 12, 2017.

Management anticipates the drilling of the first shallow exploration well in third quarter of 2013, as well as anticipates to drill one additional exploration well each in second and third quarter of 2013.

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

In the Management Committee Meeting held in November 2012, the Field Development Plan for Tarapur-G gas discovery was  approved. Production from one gas well (Tarapur-G) is expected to commence shortly.

Sanand/Miroli Block
In an Operating Committee Meeting held in December 2010, it was agreed that the consortium would apply for a Petroleum Mining Lease to cover three geometrical shapes surrounding the discoveries SE-8 (11.2 square kilometers), SE-4 cluster (18.2 square kilometers), M1and M6 (10.4 square kilometers).

In the Management Committee Meeting held in November 2012, the Management Committee approved the field development plan of the M1and M6 oil discoveries and the Declaration of Commerciality for SE-8 and SE-4 cluster discoveries.  GSPC is continuing with the process of preparing and filing the necessary field development plans pursuant to the provisions of the PSC in order to put all these wells into production.

Ankleshwar Block
The Phase I Minimum Work commitments have been met on this block and the consortium elected not to proceed to Phase II but rather develop the existing discoveries.  The consortium elected to retain a 172 square kilometer area around the two discoveries ANK-21 and ANK-40S.

In the Management Committee meeting held in October 2012, the field development plan for the ANK-21 oil discovery was approved. The Declaration of Commerciality for the ANK-40S oil discovery has been approved by the Operating Committee and submitted for Management Committee approval.

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

DS 03 Block
In August 2011, we applied for a sixteen month extension to Phase I under excusable delay in obtaining requisite clearances and approvals for the aero-magnetic survey of 12,000 line kilometers. In April 2012, we proposed to the Government of India to relinquish the block and waive off the unfinished work program of 12,000 line kilometers of aero-magnetic survey on the grounds of delay in obtaining requisite clearance and approval. However, in November 2012, the Government of India invoked the bank guarantee of $270,000 to be applied towards the payment for the unfinished minimum work program.

DS 04 Block
It is our intention as Operator of this block to drill ten core holes to a depth of 500 meters. The acquisition of a 500 line kilometer 2D seismic survey has been completed.  We have applied for the environmental clearance to drill the core holes, and are currently waiting for the Government of India approval.  Once the environmental clearance is received, we will file for extension of Phase I based on the delay in obtaining the environmental clearance.

RJ20 and RJ21 Blocks
The Operator has budgeted to drill two wells during the period April 1, 2012 to March 31, 2013 to a depth of 1,500 meters on the RJ20 Block. On May 7, 2012, OIL spudded a third exploration well at Punam-1 in the RJ-20 block to a planned target depth of 1,250 meters and on June 22, 2012, drilling operations were completed.  This well is currently being tested based on positive indications of oil-bearing formations within the targeted Bilara-Jodhpur reservoirs.  The Punam-1 is the third well in a twelve well exploratory program for RJ20 Block.  Based on this oil discovery, the consortium applied for a second extension of twelve months of Phase I from July 21, 2012 to July 20, 2013.  Currently, we are waiting for the Government of India approval

With regard to Block RJ21, the Operator, along with Hindustan Petroleum Corporation Limited have proposed to relinquish the block without applying for the first six-month extension and has communicated the same to the Government of India. We disagree with this relinquishment and have written to the Government of India to grant us the first six-month extension to allow us to complete our share of the minimum work program commitment.    However, such arrangements were not approved by the Government of India and in July 2012, the Government of India invoked the bank guarantee of $897,500 provided for this block and put the joint venture consortium in default forcing all the parties to relinquish their interest.  In addition, we have recognized a provision for potential financial penalties of $0.9 million towards estimated costs of the unfinished minimum work program of Phase I.

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

On June 27, 2012, the drilling of the Myra-1 well commenced.  The Myra-1 was located approximately 80 kilometers off the coast of Israel in approximately 1,500 meters of water.  On August 6, 2012, we announced that we had encountered a stuck pipe incident while drilling the well which could not be released.  As we could no longer continue the drilling according to the original plan, after consultation with the partners, we decided to side-track the current hole and continue the drilling to reach the gas target.  The Myra-1 side-track well was drilled to a depth of 5,388 meters Total Vertical Depth Subsea (TVDSS).  On September 14, 2012 we announced no hydrocarbons were present in the well.  Log results did confirm the presence of high quality Lower Miocene sands (equivalent in age to the Tamar Sands) and gas shows, which indicated there was an active hydrocarbon system in the Myra license.  Further analysis is now being conducted to assess the potential for additional drilling on the Myra license including the potential to side-track the Myra-1 well which has been plugged and abandoned.

On September 20, 2012, the drilling of the Sara-1 well commenced.  The Sara-1 well was located approximately 60 kilometers off the coast of Israel in approximately 1,400 meters of water.  On October 22, 2012 we announced that the Sara-1 well was drilled vertically to a final total depth of 3,928 meters TVDSS.  We encountered approximately 98 meters of high quality reservoir sands in the lower Miocene/upper Oligocene which had good porosity and permeability.  Wireline logs confirmed residual gas saturation in the reservoir suggesting hydrocarbon migration through the system.  However, the sands were wet with no commercial quantities of hydrocarbons present.  On October 26, 2012 we released the Noble Homer Ferrington.

Samuel License
On August 1, 2010, we were granted an offshore license from the state of Israel where we became the co-operator of the Samuel license through our partnership with Adira Energy and a commonly owned Israeli company, Adira Geo Global Ltd.

A 43 square kilometer 3D seismic acquisition program on the Samuel license was completed in July 2011. Internal processing and interpretation of the 3D seismic data has been completed and a prospect has been identified.  The summary interpretation report was submitted to the Ministry prior to the deadline of April 1, 2012.  On July 3, 2012 we announced the approval by the Ministry for the extension of the dates for the execution of a drilling contract from July 1, 2012 to October 31, 2012 and the spudding of the first well on the Samuel license from July 1, 2012 to April 30, 2013.  On October 23, 2012 the Ministry further extended the date for the execution of a drilling contract from October 31, 2012 to March 31, 2013.  A further new milestone to the Samuel license of completing an environmental study by July 10, 2012 was also completed.

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

At September 30, 2012, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

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

At September 30, 2012, we had not entered into any market risk sensitive instruments as such term is defined in Item 305 of Regulation S-K, relating to oil and natural gas.

Trading Risks
We have no market risk sensitive instruments held for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on our evaluation of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act), during the nine months ended September 30, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We Have A History Of Losses And Our Liquidity Position Imposes Risk To Our Operations
To date, we have not achieved our planned principal operations from our oil and gas operations and we are considered to be in the development stage of our operations.  We have incurred negative cash flows from our operations, and at this time all exploration activities and overhead expenses are primarily financed by way of the issue and sale of equity securities with a small portion being financed from oil and gas sales.  The recoverability of the costs we have incurred to date is uncertain and is dependent upon achieving commercial production or sale.  Our prospects must be considered in light of the risks, expenses and difficulties which are frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.

Our ability to continue as a going concern is dependent on the success of the operational and financial initiatives and successful completion of further exploration and development activities that will generate profitable operations from oil and natural gas interests in the future.  Our financial statements as at and for the nine months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $15.6 million, used $1.5 million of cash flow in our operating activities, used $0.1 million in our investing activities, and had an accumulated deficit of $75.8 million.  As at September 30, 2012, we have working capital deficiency of $14.2 million. These matters raise substantial doubt about our ability to continue as a going concern.

We expect to incur substantial expenditures to further our exploration and development programs.  Our existing cash balance available for general purposes of $0.1 million at September 30, 2012 and our anticipated cash flow from operating activities are not be sufficient to satisfy current obligations and meet our exploration and development commitments.  Development activities within our blocks and licenses that are unable to achieve production in the short term may need to be deferred or curtailed.  We are considering various alternatives to remedy any future shortfall in capital.

To meet these obligations, we will be required to divest certain oil and gas interests, subsidiaries or other available assets, including by entering into other financing arrangements typical in the industry such as farming out interests in oil and natural gas properties.  We will also continue to seek to raise capital through equity and debt markets.

Our cash as at September 30, 2012, available for general operations of $0.1 million is not sufficient to meet our ongoing operational requirements.  Subsequent to September 30, 2012, we have curtailed staffing at our Canadian and Indian offices and rationalized other expenditures to minimize the ongoing operational requirements pending the outcome of uncommitted financing activities described above.  If these activities are unsuccessful, we will be forced to substantially curtail or cease exploration, appraisal and development expenditures and other operating activities.

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

We estimate the amount of GSPC’s claim as of September 30, 2012 to be approximately $297.7 million plus interest, of which 50% is for the account of Roy Group (Mauritius) Inc.

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

Our Activities Are in Pre-Production Stage And We Have a Very Limited Operating History. Our Reserves Of Oil And Gas Are Not Material. We Anticipate Future Losses and There Is No Assurance Of Our Success
We are in the early stage of developing our operations.  We have a very limited operating history and we have realized very limited revenues from our activities.  We do not have material reserves of oil and gas as September 30, 2012.

Our activities in the oil and natural gas exploration and production industry have primarily involved entering into ten PSCs with the Government of India.  We also have exploration activities in Israel and Colombia; however those activities are in the very early stages of exploration.  Our exploration opportunities are highly speculative and should any of these opportunities not result in the discovery of commercial quantities of oil and gas reserves, our investment in the venture could be lost.  Our current plans are to conduct exploration and development activities on the areas offshore and onshore in accordance with the terms of the production sharing and other contracts to which we are a party.  There can be no assurance that the exploratory drilling to be conducted on the exploration blocks in which we hold an interest will result in any discovery of hydrocarbons or that any hydrocarbons that are discovered will be in commercially recoverable quantities.  Further, the realization of any revenues from commercially recoverable hydrocarbons is substantially dependent upon the ability to deliver, store and market any hydrocarbons discovered.  As of September 30, 2012, there are no or limited facilities for the delivery and storage of hydrocarbons in the areas covered by our PSCs and licenses.

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

GEOGLOBAL RESOURCES INC.

November 16, 2012	By: /s/ Sunil S. Karkera

Sunil S. Karkera
Chief Financial Officer
(Signing on behalf of the registrant and as
Principal Financial and Accounting Officer)